Form 10-Q
period 2013-03-31
EVERTEC, Inc.
filed 2013-05-15
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 001-35872

EVERTEC, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Puerto Rico	66-0783622
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico	00926
(Address of principal executive offices)	(Zip Code)

(787) 759-9999

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 6, 2013, there were 79,811,200 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•

our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our Merchant Acquiring business;

•	our ability to renew our client contracts on terms favorable to us;

•

our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network despite competition and potential shifts in consumer payment preferences;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with federal, state and local regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits; and

•	other factors discussed in this Report, including in the section entitled “Risk Factors.”

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Risk Factors,” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report and in the Company’s Registration Statement on Form S-1 (File No. 333-186487) (as amended the “Registration Statement”). These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTEC, Inc. (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash	$34,128	$25,634
Restricted cash	4,827	4,939
Accounts receivable, net	74,747	78,621
Deferred tax asset	2,857	1,434
Prepaid expenses and other assets	20,822	19,345

Total current assets	137,381	129,973
Investment in equity investee	11,389	11,080
Property and equipment, net	35,088	36,737
Goodwill	373,718	372,307
Other intangible assets, net	392,269	403,170
Other long-term assets	24,034	24,478

Total assets	$973,879	$977,745

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$43,672	$34,609
Accounts payable	22,817	24,482
Unearned income	1,943	1,166
Income tax payable	1,762	2,959
Current portion of long-term debt	—	6,052
Short-term borrowings	8,663	26,995
Deferred tax liability, net	1,034	632

Total current liabilities	79,891	96,895
Long-term debt	734,718	730,709
Long-term deferred tax liability, net	25,618	24,614
Other long-term liabilities	3,040	3,072

Total liabilities	843,267	855,290

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,846,144 shares issued and outstanding at March 31, 2013 and December 31, 2012	728	728
Additional paid-in capital	52,486	52,155
Accumulated earnings	75,886	70,414
Accumulated other comprehensive income (loss)	1,512	(842)

Total stockholders’ equity	130,612	122,455

Total liabilities and stockholders’ equity	$973,879	$977,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Income and Comprehensive Income

(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenues
Merchant acquiring, net	$17,459	$17,661
Payment processing (from affiliates: $7,210 and $7,127)	24,112	22,899
Business solutions (from affiliates: $34,445 and $30,147)	45,768	41,928

Total revenues	87,339	82,488

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	40,502	37,741
Selling, general and administrative expenses	8,863	8,987
Depreciation and amortization	17,575	17,922

Total operating costs and expenses	66,940	64,650

Income from operations	20,399	17,838

Non-operating (expenses) income
Interest income	44	122
Interest expense	(15,264)	(11,176)
Earnings of equity method investment	277	66
Other income (expenses)	67	(2,260)

Total non-operating (expenses) income	(14,876)	(13,248)

Income before income taxes	5,523	4,590
Income tax expense	51	1,056

Net income	5,472	3,534
Other comprehensive income, net of tax of $0 and $6
Foreign currency translation adjustments	2,354	1,106

Total comprehensive income	$7,826	$4,640

Net income per common share - basic	$0.08	$0.05

Net income per common share - diluted	$0.07	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2012	72,846,144	$728	$52,155	$70,414	$(842)	$122,455
Share-based compensation recognized			331			331
Net income				5,472		5,472
Other comprehensive income					2,354	2,354

Balance at March 31, 2013	72,846,144	$728	$52,486	$75,886	$1,512	$130,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$5,472	$3,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,575	17,922
Amortization of debt issue costs and premium and accretion of discount	1,466	1,170
Provision for doubtful accounts and sundry losses	660	397
Deferred tax benefit	(234)	(962)
Share-based compensation	331	260
Unrealized (gain) loss of indemnification assets	(16)	175
Amortization of a contract liability	—	(703)
Loss on disposition of property and equipment	11	20
Earnings of equity method investment	(277)	(66)
(Increase) decrease in assets:
Accounts receivable, net	4,196	3,930
Prepaid expenses and other assets	(1,449)	1,934
Other long-term assets	(838)	—
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	7,354	4,477
Income tax payable	(1,197)	(1,380)
Unearned income	777	15

Total adjustments	28,359	27,189

Net cash provided by operating activities	33,831	30,723

Cash flows from investing activities
Net decrease (increase) in restricted cash	112	(220)
Intangible assets acquired	(2,197)	(1,139)
Property and equipment acquired	(2,257)	(2,532)
Proceeds from sales of property and equipment	8	8

Net cash used in investing activities	(4,334)	(3,883)

Cash flows from financing activities
Short-term borrowings	(18,332)	—
Issuance of common stock	—	250
Repayment of long-term debt	(2,671)	—

Net cash (used in) provided by financing activities	(21,003)	250

Net increase in cash	8,494	27,090
Cash at beginning of the period	25,634	56,200

Cash at end of the period	$34,128	$83,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “us,” or “our”) is the leading full-service transaction processing business in Latin America and the Caribbean. We are based in Puerto Rico and provide a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. We process over 1.8 billion transactions annually, and manage the electronic payment network for over 4,100 automated teller machines (“ATM”) and over 104,000 point-of-sale (“POS”) payment terminals. According to the July 2012 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and the sixth largest in Latin America based on total number of transactions. We own and operate the ATH network, one of the leading ATM and personal identification number debit networks in Latin America. In addition, we provide a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions we serve. We serve a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with ‘mission critical’ technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely, and we believe that our business is well positioned to continue to expand across the fast growing Latin American region.

Our subsidiaries include EVERTEC Intermediate Holdings, LLC (“Holdings,” formerly known as Carib Holdings, Inc.), EVERTEC Group, LLC (“EVERTEC Group”), EVERTEC Dominicana SAS., EVERTEC Latinoamérica, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Finance Corp. (“EVERTEC Finance”), Tarjetas Inteligentes Internacionales, S.A. and EVERTEC Guatemala, S.A., among other indirect subsidiaries.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of EVERTEC, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements. Actual results could differ from these estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated and combined financial statements for the fiscal year ended December 31, 2012, included in the Company’s Registration Statement on Form S-1 (File No. 333-186487) (as amended, the “Registration Statement”), which was declared effective by the SEC on April 11, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations for the full year or any future period.

On April 1, 2013, EVERTEC’s Board of Directors declared a two for one stock split of our outstanding Class A and Class B common stock. Accordingly, all shares of outstanding common stock or restricted stock, or shares of common stock underlying outstanding options, and all per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this stock split, except for the par value of the common stock, which was not adjusted by the stock split and the impact was recorded as additional paid-in capital. Under the certificate of incorporation, as amended by the certificate of amendment which became effective on April 1, 2013, EVERTEC’s authorized capital consists of 206,000,000 shares of common stock and 2,000,000 shares of preferred stock.

The Consolidated Balance Sheet as of December 31, 2012 was derived from the audited consolidated financial statements for the fiscal year ended December 31, 2012 included in the Registration Statement.

Certain reclassifications have been made to certain prior period notes of the unaudited consolidated financial statements to conform with the presentation in 2013.

Note 2—Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2013-05-Foreign Currency Matters (Topic 830). In March 2013, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2013-05 in order to resolve the diversity in practice about whether Subtopic 810-10,

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity.

Subtopic 810-10, as amended by ASU No. 2012-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary-a Scope Clarification, requires that a parent deconsolidate a subsidiary or derecognize a group of assets that is a nonprofit activity or business if the parent ceases to have a controlling financial interest in that group of assets. The derecognition guidance in Subtopic 810-10 supports releasing the cumulative translation adjustment into net income upon the loss of a controlling financial interest in such a subsidiary or group of assets. That guidance does not distinguish between sales or transfers pertaining to an investment in a foreign entity (as defined in Topic 830) and those pertaining to a subsidiary or group of assets within a foreign entity. Subtopic 830-30, however, provides for the release of the cumulative translation adjustment into net income only if a sale or transfer represents a sale or complete or substantially complete liquidation of an investment in a foreign entity.

In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. Some entities view step acquisitions as being composed of two events, the disposition of an equity method investment and simultaneous acquisition of a controlling financial interest. Those entities generally release the cumulative translation adjustment related to the equity method investment. Those entities that view step acquisitions as being composed of a single event (increasing an investment) generally do not release the cumulative translation adjustment in practice.

The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. Management does not expect any effect on the financial statements as a result of this Update.

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

Note 3 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2013	December 31, 2012
Buildings	30	$2,138	$2,096
Data processing equipment	3 - 5	62,202	59,901
Furniture and equipment	3 - 20	6,152	6,183
Leasehold improvements	5 - 10	2,350	2,380

		72,842	70,560
Less - accumulated depreciation and amortization		(39,292)	(35,331)

Depreciable assets, net		33,550	35,229
Land		1,538	1,508

Property and equipment, net		$35,088	$36,737

Depreciation and amortization expense related to property and equipment was $4.0 million for both the three months ended March 31, 2013 and 2012.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 12):

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Total
Balance at December 31, 2012	$138,121	$187,028	$47,158	$372,307
Foreign currency translation adjustments	—	1,130	281	1,411

Balance at March 31, 2013	$138,121	$188,158	$47,439	$373,718

Goodwill is tested for impairment at least annually using the qualitative assessment option or step zero process. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.

During 2012, the Company completed the impairment evaluation, as described above, and determined that there are no impairment losses to be recognized during the period. There were no triggering events or changes in circumstances that subsequent to the impairment test would have required an additional impairment evaluation.

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

The carrying amount of other intangible assets for the three months ended March 31, 2013 and the year ended December 31, 2012 consisted of the following:

		March 31, 2013
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$314,200	$(56,371)	$257,829
Trademark	10 - 15	39,950	(8,660)	31,290
Software packages	3 - 5	112,695	(56,661)	56,034
Non-compete agreement	15	56,539	(9,423)	47,116

Other intangible assets, net		$523,384	$(131,115)	$392,269

		December 31, 2012
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$313,726	$(50,769)	$262,957
Trademark	10 - 15	39,950	(7,794)	32,156
Software packages	3 - 5	110,478	(50,479)	59,999
Non-compete agreement	15	56,539	(8,481)	48,058

Other intangible assets, net		$520,693	$(117,523)	$403,170

For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense related to other intangibles of $13.6 million and $13.9 million, respectively.

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

Note 5 – Debt and Short-Term Borrowings

Total debt as of March 31, 2013 and December 31, 2012 was as follows:

(Dollar amounts in thousands)	March 31, 2013	December 31, 2012
Senior Secured Credit Facility due on September 30, 2016 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus margin(1))	$482,431	$484,414
Senior Secured Revolving Credit Facility paying interest at a variable interest rate	—	14,000
Senior Notes due on October 1, 2018, paying interest semi-annually at a rate of 11% per annum	252,287	252,347
Other short-term borrowing	8,663	12,995

Total debt	$743,381	$763,756

(1)	Subject to a minimum rate (“LIBOR floor”) of 1.50% at March 31, 2013 and December 31, 2012.

See Note 13 for changes to our long-term debt that occurred after March 31, 2013.

Note 6 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Fair value measurement provisions establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of input that may be used to measure fair value:

Level 1: Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Inputs, other than quoted prices included in Level 1, which are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3: Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Company may employ internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Company limits valuation adjustments to those deemed necessary to ensure that the financial instrument’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria. The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the results. The fair value measurement levels are not indicative of risk of investment.

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

The following table summarizes fair value measurements by level at March 31, 2013 and December 31, 2012 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2013
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$5,558	$5,558
December 31, 2012
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$6,099	$6,099

The fair value of financial instruments is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions.

For those financial instruments with no quoted market prices available, fair values have been estimated using present value calculations or other valuation techniques, as well as management’s best judgment with respect to current economic conditions, including discount rates and estimates of future cash flows.

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the Merger. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of March 31, 2013, therefore resulting in a net unrealized gain of approximately $16,000 and an unrealized loss of $0.2 million for the three months ended March 31, 2013 and 2012, respectively, which are reflected within the other income (expenses) caption in the unaudited consolidated statements of income and comprehensive income. The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheets.

The unobservable inputs related to the Company’s indemnification assets as of March 31, 2013 using the discounted cash flow model include the discount rate of 5.68% and the projected cash flows of $5.6 million.

For indemnification assets a significant increase or decrease in market rates and cash flows could result in a significant impact to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Indemnification assets:
Software cost reimbursement	$5,558	$5,558	$6,099	$6,099
Financial liabilities:
Senior secured term loan	$482,431	$491,943	$484,414	$497,498
Senior notes	252,287	283,378	252,347	275,550

The fair value of the senior secured term loan and the senior notes at March 31, 2013 and December 31, 2012 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The senior secured term loan and senior notes, which are not measured at fair value in the balance sheets, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012
Indemnification assets:
Beginning balance	$6,099	$7,464
Payments received	(557)	(709)
Unrealized gain (loss) recognized in other income (expenses)	16	(175)

Ending balance	$5,558	$6,580

Note 7 – Share-based Compensation

The following table summarizes the nonvested stock options activity for the three months ended March 31, 2013:

Nonvested stock options	Shares	Weighted-average exercise prices
Nonvested at December 31, 2012	4,571,258	$2.16
Vested	(85,622)	3.22

Nonvested at March 31, 2013	4,485,636	$2.14

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

The following table summarizes the nonvested restricted shares activity for the three months ended March 31, 2013:

Nonvested restricted shares	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2012	115,420	$5.90
Vested	(10,766)	5.00

Nonvested at March 31, 2013	104,654	$5.99

Share-based compensation recognized was as follows:

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012
Share-based compensation recognized, net
Stock options, net of income tax expense of $45 and $47	$150	$157
Restricted shares, net of income tax expense of $54 and $31	181	103

The maximum unrecognized cost for stock options was $6.6 million as of March 31, 2013, which includes $1.7 million, $2.5 million and $2.4 million related to Tranche A, Tranche B and Tranche C options, respectively.

The maximum unrecognized compensation cost for restricted stock was approximately $91,000 as of March 31, 2013.

Note 8 – Income Tax

The components of income tax expense for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012
Current tax provision	$285	$2,018
Deferred tax benefit	(234)	(962)

Income tax expense	$51	$1,056

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2013 and 2012 and its segregation based on location of operations:

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012
Current tax provision
Puerto Rico	$378	$1,910
United States	219	184
Foreign countries	(312)	(76)

Total currrent tax provision	$285	$2,018

Deferred tax benefit
Puerto Rico	$(76)	$(809)
United States	(2)	—
Foreign countries	(156)	(153)

Total deferred tax benefit	$(234)	$(962)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012
Computed income tax at statutory rates	$1,657	$1,377
Benefit of net tax-exempt interest income	(41)	(2)
Differences in tax rates due to multiple jurisdictions	180	152
Effect of income subject to tax-exemption grant	(1,001)	(126)
Reversal of tax uncertainties reserve	(846)	(640)
Fair value adjustment of indemnification assets	—	302
Effect of net operating losses in foreign entities	57	—
Other	45	(7)

Income tax expense	$51	$1,056

For the three months ended March 31, 2013 the statute of limitations of the subsidiaries in Costa Rica for all tax years prior 2010 expired. There are no open tax uncertainty positions as of March 31, 2013.

Note 9 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the earnings per common share is as follows:

	Three months ended March 31,
(Dollar amounts in thousands, except per share data)	2013	2012
Net income	$5,472	$3,534

Weighted average common shares outstanding	72,736,107	72,646,074
Weighted average potential dilutive common shares (1)	4,143,156	3,670,992

Weighted average common shares outstanding - assuming dilution	76,879,263	76,317,066

Net income per common share - basic	$0.08	$0.05

Net income per common share - diluted	$0.07	$0.05

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

Note 10 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of March 31, 2013 and December 31, 2012 amounted to $0.3 million and is included within the accounts receivable, net caption in the accompanying unaudited consolidated balance sheets.

Rent expense of office facilities and real estate for both the three months ended March 31, 2013 and 2012 amounted to $2.0 million. Also, rent expense for telecommunications and other equipment for the three months ended March 31, 2013 and 2012 amounted to $1.7 million and $1.8 million, respectively.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations or financial condition of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss would be minimal. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss for such legal proceedings. However, the Company at this time believes that any loss related to these latter claims will not be material.

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

Note 11 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012
Total revenues (1)(2)	$41,655	$37,274

Selling, general and administrative expenses
Rent and other fees(3)	$2,860	$3,159

Interest earned from and charged by affiliate
Interest income	$19	$98

Interest expense(4)	$1,894	$1,885

(1)	Total revenues from Popular as a percentage of revenues were 47% and 44% for the three months ended March 31, 2013 and 2012, respectively.
(2)	Includes revenues generated from investee accounted for under the equity method for both the three months ended March 31, 2013 and 2012 of $0.9 million.
(3)	Includes management fees to equity sponsors amounting to $0.9 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.
(4)	Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular.

At March 31, 2013 and December 31, 2012, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	March 31, 2013	December 31, 2012
Cash and restricted cash deposits in affiliated bank	$33,702	$16,924

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$2,060	$2,157

Other long-term assets	$3,498	$3,942

Other due/to from affiliate
Accounts receivable	$18,095	$19,252

Accounts payable(2)	$3,224	$3,845

Other long-term liabilities(2)	$2,816	$2,847

Long-term debt	$90,186	$90,186

(1)

Recorded in connection with (a) reimbursement from Popular regarding services the Company provides to certain customers of Popular at preferential prices and (b) reimbursement from Popular regarding certain software license fees. For the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company received $0.6 million and $2.3 million, respectively, related to these reimbursements.

(2)

Includes an account payable of $0.4 million and a long-term liability of $2.8 million for both periods as presented above related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

At March 31, 2013, EVERTEC Group has a credit facility with Popular for $3.6 million, on behalf of EVERTEC CR, under which a letter of credit of a similar amount was issued.

Note 12 – Segment Information

The Company operates in three business segments: merchant acquiring, payment processing and business solutions.

The merchant acquiring segment consists of revenues from services that allow merchants to accept electronic methods of payment. In the merchant acquiring segment, revenues include a discount fee and membership fees charged to merchants, debit network fees and

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements rental income from point-of-sale (“POS”) devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks. The discount fee is generally a percentage of the transaction value. We also charge merchants for other services that are unrelated to the number of transactions or the transaction value.

The payment processing segment revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment processing revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefit transfer (“EBT”) (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants).

For ATH network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the selling and leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

The business solutions segment consist of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fee and from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc) or computer resources utilized. Revenues from other processing services within the business solutions segment are generally volume-based and depend on factors such as the number of accounts processed.

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their separate financial information to assess performance and to allocate resources.

Management evaluates the operating results of each of its reportable segments based upon revenues and operating income. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by earnings. As such, segment assets are not disclosed in the notes to the accompanying unaudited consolidated financial statements.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Other		Total
Three months ended March 31, 2013
Revenues	$17,459	$29,223	$45,768	$(5,111	)(1)	$87,339
Income from operations	9,234	13,551	10,534	(12,920	)(2)	20,399

Three months ended March 31, 2012
Revenues	17,661	28,229	41,928	(5,330	)(1)	82,488
Income from operations	8,541	12,309	9,080	(12,092	)(2)	17,838

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to the merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

The reconciliation of income from operations to consolidated net income for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012
Segment income from operations
Merchant acquiring	$9,234	$8,541
Payment processing	13,551	12,309
Business solutions	10,534	9,080

Total segment income from operations	33,319	29,930
Merger related depreciation and amortization and other unallocated expenses(1)	(12,920)	(12,092)

Income from operations	$20,399	$17,838

Interest expense, net	(15,220)	(11,054)
Earnings of equity method investment	277	66
Other income (expenses)	67	(2,260)
Income tax expense	(51)	(1,056)

Net income	$5,472	$3,534

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 13 – Subsequent Events

The Company evaluated subsequent events through the date that these unaudited consolidated financial statements were issued. There were no subsequent events requiring disclosure other than those disclosed below.

Initial Public Offering. On April 17, 2013, the Company completed its initial public offering (“Initial Public Offering”) of 28,789,943 shares of common stock at a price to the public of $20.00 per share. A total of 6,250,000 shares were offered by the Company and a total of 22,539,943 shares were offered by selling stockholders of the Company, of which 13,739,284 shares were sold by an affiliate of Apollo Global Management, LLC (“Apollo”) (including 3,526,784 shares of common stock sold by Apollo as a result of the partial exercise of the underwriters’ over-allotment option) and 8,800,659 shares were sold by Popular. The Company used the net proceeds of approximately $117.4 million from its sale of shares in the Initial Public Offering primarily to redeem outstanding indebtedness, as described below under “Satisfaction and Discharge of Indenture”.

New Senior Secured Credit Facilities and Termination of Previous Senior Secured Credit Facilities. On April 17, 2013, EVERTEC Group entered into a credit agreement (the “Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility which matures on April 17, 2018, a $400.0 million term loan B facility which matures on April 17, 2020 and a $100.0 million revolving credit facility which matures on April 18, 2018. The net proceeds received by EVERTEC Group from the new senior secured credit facilities, together with other cash available to EVERTEC Group, were used to, among other things, refinance EVERTEC Group’s previous senior secured credit facilities and redeem a portion of EVERTEC’s 11% Senior Notes due 2018, as further described below.

Satisfaction and Discharge of Indenture. On March 29, 2013, EVERTEC Group provided notice to Wilmington Trust, National Association (the “Trustee”) pursuant to the Indenture, dated as of September 30, 2010 (as supplemented by Supplemental Indenture No. 1, dated as of April 17, 2012, Supplemental Indenture No. 2, dated as of May 7, 2012 and Supplemental Indenture No. 3, dated as of May 7, 2012) between EVERTEC Group and EVERTEC Finance Corp. (together, the “Co-Issuers”), the Guarantors named therein and the Trustee (the “Indenture”), that the Co-Issuers had elected to (i) redeem $91.0 million principal amount of their outstanding

EVERTEC, Inc. Notes to unaudited Consolidated Financial Statements

11% Senior Notes due 2018 issued under the Indenture (the “senior notes”), at a redemption price of 111.0%, plus accrued and unpaid interest, on April 29, 2013 (the “Partial Redemption”) and (ii) redeem all of their outstanding senior notes (after giving effect to the redemption of $91.0 million principal amount of the senior notes described in clause (i)) at a redemption price of 100% plus a make-whole premium, plus accrued and unpaid interest, on April 30, 2013 (the “Full Redemption”). On April 17, 2013, the Co-Issuers and the Trustee entered into a Satisfaction and Discharge Agreement whereby EVERTEC Group caused to be irrevocably deposited with the Trustee, to satisfy and to discharge the Co-Issuers’ obligations under the Indenture (a) a portion of the net cash proceeds received by the Company in the Initial Public Offering to Holdings, which contributed such proceeds to EVERTEC Group, in an amount sufficient to effect the Partial Redemption on April 29, 2013 and (b) proceeds from the Credit Agreement described above in an amount sufficient to effect the Full Redemption on April 30, 2013. On April 29, 2013, the Partial Redemption was effected and on April 30, 2013, the Full Redemption was effected.

Termination of Consulting Agreements. On April 17, 2013, EVERTEC entered into a termination agreement with Holdings, EVERTEC Group and Popular and a termination agreement with Holdings, EVERTEC Group and Apollo Management VII, L.P. (“Apollo Management”) in connection with the Initial Public Offering (the “Termination Agreements”). The Termination Agreements terminated the consulting agreements (the “Consulting Agreements”), each dated September 30, 2010, entered into by Holdings and EVERTEC Group with each of Popular and Apollo Management, pursuant to which Holdings and EVERTEC Group received certain advisory services from each of Popular and Apollo Management. The Consulting Agreements were terminated in their entirety upon payment of termination fees of approximately $8.5 million to Apollo Management and $8.2 million to Popular, in each case, plus any unreimbursed expenses payable in accordance with the terms of the Termination Agreements.

Vesting of Tranche B and C options. Pursuant to the terms of the EVERTEC, Inc. Amended and Restated 2010 Equity Incentive Plan, Tranche B options granted to employees and certain directors would vest at such time as the Investor Internal Rate of Return (“IRR”) equals or exceeds 25%, except for one grant that vests upon a 20% IRR, based on cash proceeds received by Apollo Investment Fund VII, L.P. (the “Investor”), and Tranche C options would vest at such time as the IRR equals or exceeds 30% based on cash proceeds received by the Investor. The Company did not recognize share-based compensation expense related to Tranche B and C options as vesting was not considered probable.

As a result of the Initial Public Offering, the IRR required by the Tranche B and C options was achieved and accordingly, all Tranche B and C options became vested. As a result, the Company recognized a share-based compensation expense of $4.9 million in April 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2013 and 2012, respectively; and (ii) the financial condition as of March 31, 2013. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, included in the Registration Statement and with the unaudited consolidated financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC, Inc. and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “us,” or “our”) is the leading full-service transaction processing business in Latin America and the Caribbean. We are based in Puerto Rico and provide a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. We process over 1.8 billion transactions annually, and manage the electronic payment network for over 4,100 automated teller machines (“ATM”) and over 104,000 point-of-sale (“POS”) payment terminals. According to the July 2012 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and the sixth largest in Latin America based on total number of transactions. We own and operate the ATH network, one of the leading ATM and personal identification number debit networks in Latin America. In addition, we provide a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions we serve. We serve a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with ‘mission critical’ technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely, and we believe that our business is well positioned to continue to expand across the fast growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction processing services from a single source across numerous channels and geographic markets. We believe this single source capability provides several competitive advantages which will enable us to continue to penetrate our existing customer base with new, complementary services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to package and provide a range of services across our customers’ business that often need to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to manage their business as one enterprise; and

•

Our ability to capture and analyze data across the transaction processing value chain to provide value-added services that are differentiated from those offered by ‘pure-play’ vendors that only have the technology, capabilities and products to serve one portion of the transaction processing value chain (such as only merchant acquiring or payment processing).

Our broad suite of services span the entire transaction processing value chain and include a range of front-end customer facing solutions as well as back-end support services. These include: (i) merchant acquiring services, which enable POS and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefits transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, ATM and EBT card programs; and (iii) business process management solutions, which provide ‘mission critical’ technology solutions such as core bank processing, as well as information technology (“IT”) outsourcing and cash management services to financial institutions, enterprises and governments. We provide these services through a highly scalable, end-to-end technology platform that we manage and operate in-house. Our end-to-end technology platform includes solutions that encompass the entire transaction processing value chain. This enables us to provide ‘front-end’ processing services, such as the electronic capture and authorization of transactions at the point-of-sale, and ‘back-end’ services, such as the clearing and settlement of transactions and account reconciliation for card issuers. Our platform provides us with the broad range of capabilities, flexibility and operating leverage that enable us to innovate and develop new services, differentiate ourselves in the marketplace and generate significant operating efficiencies to continue to maximize profitability.

We sell and distribute our services primarily through a proprietary direct sales force with strong customer relationships. We are also increasingly building a variety of indirect sales channels which enable us to leverage the distribution capabilities of partners in adjacent markets, including value-added resellers, joint ventures and merchant acquiring alliances. Given our breadth across the transaction processing value chain, our customer base is highly diversified by size, type and geographic footprint.

We benefit from an attractive business model, which is characterized by recurring revenue, significant operating margins and low capital expenditure requirements. Our revenue is recurring in nature because of the mission-critical and embedded nature of the services we provide, the high switching costs associated with these services and the multi-year contracts we negotiate with our customers. Our scalable business model creates significant operating efficiencies. In addition, our business model enables us to continue to grow our business organically without significant additional capital expenditures.

Separation from and Key Relationship with Popular

We have a 25 year operating history in the transaction processing industry. Prior to the Merger on September 30, 2010, EVERTEC, LLC was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. In September 2010, Apollo Global Management, LLC, a leading private equity investor, acquired a 51% interest in EVERTEC and shortly thereafter, we began the transition to a separate, stand-alone entity. As a stand-alone company, we have made substantial investments in our technology and infrastructure, recruited various senior executives with significant transaction processing experience in Latin America, enhanced our profitability through targeted productivity and cost savings actions and broadened our footprint beyond the markets historically served.

We continue to benefit from our relationship with Popular. Popular is our largest customer, acts as one of our largest merchant referral partners and sponsors us with the card associations (such as Visa or MasterCard), enabling merchants to accept these card associations’ credit card transactions. Popular also provides merchant sponsorship as one of the participants of the ATH network, enabling merchants to connect to the ATH network and accept ATH debit card transactions. We provide a number of critical products and services to Popular, which are governed by a 15-year Amended and Restated Master Services Agreement that runs through 2025.

Factors and Trends Impacting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction processing industry globally. The increased penetration of electronic payments has been a driver for many merchants to offer acceptance of such methods in order to increase customer traffic and drive sales. We believe that the penetration of electronic payments in the markets where we principally operate is significantly lower relative to the U.S. market and that this ongoing shift will continue to generate substantial growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions.

In addition, our revenue is also impacted by the trend in outsourcing of in-house technology systems and processes. The medium and small size institutions in the Latin American markets in which we operate currently face challenges in updating and renewing their IT legacy computer systems, which we believe will continue the trend to outsource in-house technology systems and processes. We believe that our technology and business outsourcing solutions cater to the evolving needs of the financial institution customer base we target, by providing integrated, open, flexible, customer-centric and efficient IT products and services.

We also expect our results of operations to be impacted by regulatory changes which occur as the payments industry has come under increased scrutiny from lawmakers and regulators. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 signed into law in July 2010 is an example of such scrutiny and of changes in laws and regulations that could impact our operating results and financial condition.

In addition, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate.

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 2 of the Notes to Unaudited Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the unaudited consolidated statements of income and comprehensive income. Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to Audited Consolidated Financial Statements included in our Registration Statement.

Merchant acquiring, net. Merchant acquiring revenues consist of revenues from services that allow merchants to accept electronic methods of payment. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. In the merchant acquiring segment, revenues include a discount fee and membership fees charged to merchants, debit network fees and rental income from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks. The discount fee is generally a percentage of the sales amount of a credit or debit card transaction value. We also charge merchants for other services that are unrelated to the number of transactions or the transaction value.

Our Merchant Acquiring business accounted for $17.5 million, or 20.0%, of total revenues and $9.2 million, or 27.7%, of total segment income from operations for the three months ended March 31, 2013.

Payment processing. Payment processing revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment processing revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and EBT (which principally consist of services to the Puerto Rico government for the delivery of government benefits to participants).

We generally enter into one to five year contracts with our private payment processing clients and one year contracts with our government payment processing clients. For ATH network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the selling and leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

Our Payment Processing business accounted for $24.1 million, or 27.6%, of total revenues and $13.6 million, or 40.7%, of total segment income from operations for the three months ended March 31, 2013.

Business solutions. Business solutions revenues consist of revenues from a full suite of business process management solutions including specifically core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. We generally enter into one to five year contracts with our private business solutions clients and one year contracts with our government business solutions clients.

In addition, we are a reseller of hardware and software products and these resale transactions are generally one-time transactions. Revenues from sales of hardware or software products are recognized once the following four criteria are met: (i) evidence of an agreement exists, (ii) delivery and acceptance has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collection of the selling price is reasonably assured.

Our Business Solutions business accounted for $45.8 million, or 52.4%, of total revenues and $10.5 million, or 31.6%, of total segment income from operations for the three months ended March 31, 2013.

Cost of revenues. This caption includes the costs directly associated with providing services to customers as well as product and software sales, including software licensing and maintenance costs, telecommunications costs, personnel and infrastructure costs to develop and maintain applications, operate computer networks and provide associated customer support, and other operating expenses.

Selling, general and administrative. This caption primarily consists of salaries, wages and related expenses paid to sales personnel, administrative employees and management, advertising and promotional costs, audit and legal fees, and other selling expenses.

Depreciation and amortization. This caption consists of our depreciation and amortization expense. Following the completion of the Merger, our depreciation and amortization expense increased as a result of the purchase price allocation adjustments to reflect the fair value and revised useful life assigned to property and equipment and intangible assets in connection with the Merger.

Results of Operations

The following tables set forth certain consolidated financial information for the three months ended March 31, 2013 and 2012. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2013 and 2012

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the three months ended March 31, 2013 and 2012.

Revenues

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012	Variance
Merchant acquiring, net	$17,459	$17,661	$(202)	-1%
Payment processing	24,112	22,899	1,213	5%
Business solutions	45,768	41,928	3,840	9%

Total revenues	$87,339	$82,488	$4,851	6%

Total revenues for the three months ended March 31, 2013 were $87.3 million, representing an increase of $4.9 million or 6% as compared to the corresponding 2012 period.

Merchant acquiring revenues for the three months ended March 31, 2013 were $17.5 million, representing a decrease of $0.2 million or 1% as compared to the corresponding 2012 period. The revenue growth comparison in this quarter is impacted by certain effects related to the Durbin Amendment which went into effect in the fourth quarter of 2011. Normalizing for the effects related to the Durbin Amendment, revenues in this segment grew at 8% versus prior year.

Payment processing revenues for the three months ended March 31, 2013 were $24.1 million, representing an increase of $1.2 million or 5% as compared to the corresponding 2012 period. Revenue growth was primarily driven by an increase in transactions processed and accounts on file of $1.0 million.

Business solutions revenues for the three months ended March 31, 2013 were $45.8 million, representing an increase of $3.8 million or 9% as compared to the corresponding 2012 period. Revenue growth was primarily driven by an increase in demand for our network and core banking products and services of $4.4 million.

Operating costs and expenses

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$40,502	$37,741	$2,761	7%
Selling, general and administrative expenses	8,863	8,987	(124)	-1%
Depreciation and amortization	17,575	17,922	(347)	-2%

Total operating costs and expenses	$66,940	$64,650	$2,290	4%

Total operating costs and expenses for the three months ended March 31, 2013 were $66.9 million, representing an increase of $2.3 million or 4% as compared to the corresponding 2012 period.

Cost of revenues for the three months ended March 31, 2013 were $40.5 million, representing an increase of $2.8 million or 7% as compared to the corresponding 2012 period. The growth in our cost of revenues was primarily due to a $2.4 million impact from higher product sales within our Business Solutions segment.

Selling, general and administrative expenses for the three months ended March 31, 2013 were $8.9 million, representing a decrease of $0.1 million or 1% as compared to the corresponding 2012 period. The decline in our selling, general and administrative expense was primarily due to the effectiveness of our cost control initiatives.

Depreciation and amortization expense for the three months ended March 31, 2013 was $17.6 million, representing a decrease of $0.3 million or 2% as compared to the corresponding 2012 period. The decrease in depreciation and amortization expense in 2013 was primarily a result of lower amortization of software packages.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012	Variance
Segment income from operations
Merchant acquiring, net	$9,234	$8,541	$693	8%
Payment processing	13,551	12,309	1,242	10%
Business solutions	10,534	9,080	1,454	16%

Total segment income from operations	33,319	29,930	3,389	11%
Merger related depreciation and amortization and other unallocated expenses (1)	(12,920)	(12,092)	(828)	-7%

Income from operations	$20,399	$17,838	$2,561	14%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended March 31, 2013 was $20.4 million, representing an increase of $2.6 million or 14% as compared to the corresponding 2012 period. The increase in income from operations was driven by the aforementioned factors impacting our revenues and operating costs and expenses.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of the income from operations to net income.

Non-operating (expenses) income

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012	Variance
Non-operating (expenses) income
Interest income	$44	$122	$(78)	-64%
Interest expense	(15,264)	(11,176)	(4,088)	-37%
Earnings of equity method investment	277	66	211	320%
Other income (expenses)	67	(2,260)	2,327	103%

Total non-operating (expenses) income	$(14,876)	$(13,248)	$(1,628)	-12%

Total non-operating expenses for the three months ended March 31, 2013 were $14.9 million, representing an increase of $1.6 million or 12% as compared to the corresponding 2012 period. The increase in non-operating expenses in 2013 was primarily driven by higher interest expense of $4.1 million related to the issuance of additional debt in May 2012, partially offset by a decrease in other expenses of $2.3 million. Other expenses during 2012 were mainly due to a one-time payment of $2.2 million as a result of personnel separation costs.

Income tax expense

Income tax expense for the three months ended March 31, 2013 amounted to approximately $51,000 compared to $1.1 million for the corresponding 2012 period, mainly as a result of a $1.0 million benefit related to the effect of a tax grant received by EVERTEC Group in October 2012.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding this tax grant.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, while our primary liquidity requirements are the funding of capital expenditures and working capital needs. At March 31, 2013, we had available a $50.0 million revolving credit facility under the previous senior secured credit facilities, and as of April 17, 2013, we have available a $100.0 million revolving credit facility under the new senior secured credit facilities, as described above in Note 13 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

At March 31, 2013, we had cash of $34.1 million of which $10.7 million is in possession of our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. Over the long-term, it is the Company’s intention to reinvest these funds outside Puerto Rico and based on its forecast, the Company’s current liquidity requirements would not require the repatriation of these funds for purposes of funding the Company’s Puerto Rico operations over a long-term period or debt service obligations. However, if in the future the Company determines that there is no longer a need to maintain such cash within its foreign subsidiaries, it may elect to distribute such cash to the Company in Puerto Rico. Distributions from the Company’s foreign subsidiaries to Puerto Rico may be subject to tax withholdings and to other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures and debt service obligations as they become due. Also, we may pay dividends to our stockholders if approved by our Board of Directors at its sole discretion and in compliance with EVERTEC Group’s debt covenant. We currently intend to retain all future earnings, if any, for use in the operation of our business and to fund future growth. The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, and other factors our Board of Directors deemed relevant.

Based on our current level of operations, we believe our cash flows from operations and available senior secured revolving credit facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses and capital expenditures and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. The following table presents our cash flows from operations.

	Three months ended March 31,
(Dollar amounts in thousands)	2013	2012
Cash provided by operating activities	$33,831	$30,723
Cash used in investing activities	(4,334)	(3,883)
Cash (used in) provided by financing activities	(21,003)	250

Increase in cash	$8,494	$27,090

Net cash provided by operating activities for the three months ended March 31, 2013 was $33.8 million as compared to $30.7 million for the corresponding 2012 period. The increase of $3.1 million was primarily attributable to an increase in cash earnings from operations of $3.2 million.

Net cash used in investing activities for the three months ended March 31, 2013 was $4.3 million as compared to $3.9 million for the corresponding period in 2012. The increase of $0.4 million was primarily due to higher costs related to acquisition of software in 2013.

Net cash used in financing activities for the three months ended March 31, 2013 was $21.0 million as compared to cash provided by financing activities of $250,000 in the corresponding 2012 period. Cash used in financing activities in 2013 consisted of the repayment of $18.3 million of short-term borrowings and $2.7 million of long-term debt.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $4.5 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively. Capital expenditures are expected to be funded by cash flows from operations and, if necessary, borrowings under the revolving credit facility.

Financial Obligations

Previous Senior Secured Credit Facilities

In connection with the Merger, on September 30, 2010 EVERTEC Group entered into the previous senior secured credit facilities consisting of (1) a $355.0 million six-year term loan facility and (2) a $50.0 million five-year revolving credit facility. The term loan facility was subject to quarterly amortization payments totaling 1% per annum of the original principal amount of the facility, with the balance payable on the final maturity date. As a result of a voluntary repayment made on May 4, 2011, EVERTEC Group has no scheduled quarterly amortization payment obligation until the final lump-sum payment at the maturity date. However, the credit agreement governing the previous senior secured credit facilities contains certain provisions that may require prepayments as a result of increases in the senior secured leverage ratio. If the senior secured leverage ratio at year end is equal to or greater than 2.50 to 1.00, a 50% prepayment of the excess cash flow generated must be made. If the senior secured leverage ratio is less than or equal to 2.00 to 1.00 no prepayments are necessary. At December 31, 2012 , the senior secured leverage ratio was 2.93 to 1.00. Accordingly, for the three months ended March 31, 2013 a repayment of $2.7 million was made. At March 31, 2013, the senior secured leverage ratio was 2.71 to 1.00.

The previous senior secured credit facilities allow EVERTEC Group to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the maximum principal amount of debt that would not cause EVERTEC Group’s senior secured leverage ratio to exceed 3.25 to 1.00.

The previous senior secured revolving credit facility is available for general corporate purposes and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings. All obligations under the previous senior secured credit facilities are unconditionally guaranteed by Holdings and, subject to certain exceptions, each of EVERTEC Group’s existing and future wholly-owned subsidiaries. All obligations under the previous senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of EVERTEC Group’s assets and the assets of the guarantors, subject to certain exceptions. Borrowings under the previous senior secured term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate as defined in the credit agreement or (b) a LIBOR rate.

On May 9, 2012, EVERTEC Group borrowed an additional $170.0 million under a secured incremental term loan. As of March 31, 2013, the principal outstanding balance under the previous senior secured term loan amounted to $492.4 million. See Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

On April 17, 2013, EVERTEC Group entered into new $800.0 million senior secured credit facilities to refinance all existing indebtedness under the previous senior secured credit facilities. As a result of this refinancing, our annual interest expense will be reduced by approximately $29.6 million or 55%. See Note 13 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Notes

In connection with the Merger on September 30, 2010, EVERTEC Group issued $220.0 million of unsecured 11% senior notes due 2018.

On May 7, 2012, EVERTEC Group and EVERTEC Finance Corp., as co-issuers, issued $40.0 million aggregate principal amount of 11% senior notes due 2018. These notes constitute “Additional Notes” under the indenture pursuant to which the notes were originally issued on September 30, 2010.

EVERTEC Group’s existing wholly-owned subsidiaries that guarantee its obligations under the senior secured credit facilities also guarantee the notes. The notes bear interest at a fixed rate of 11.0% per annum and mature on October 1, 2018. The notes are not subject to any mandatory or sinking fund payments. However, under certain circumstances related to change of control or asset sales (each as defined in the indenture governing the notes), EVERTEC Group may be required to offer to purchase notes. As of March 31, 2013, the principal outstanding balance of the notes was $250.5 million.

As of April 30, 2013, all of the outstanding notes were redeemed. See Note 13 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Other Short-Term Borrowing

In December 2012, we entered into a financing agreement in the ordinary course of business to purchase certain software and related services in the amount of $13.0 million to be repaid in three payments over a term of ten months. As of March 31, 2013, the outstanding balance of this other short-term borrowing was $8.7 million.

Covenant Compliance

The previous senior secured credit facilities and the indenture governing the notes contain various restrictive covenants. The previous senior secured credit facilities require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio. The senior secured leverage ratio as defined in the previous senior secured credit facility (total first lien senior secured debt minus available cash, up to a maximum of $50.0 million, as defined, to Adjusted EBITDA) must be less than 3.75 to 1.00 at March 31, 2013. In addition, the previous senior secured credit facilities, among other things, restrict EVERTEC Group’s ability to incur indebtedness or liens, make investments, declare or pay any dividends to its parent and prepay indebtedness that is junior to such debt. The indenture, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, issue certain preferred shares, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) limits EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of its assets. However, all of the covenants in these agreements are subject to significant exceptions. As of March 31, 2013, the senior secured leverage ratio was 2.71 to 1.00.

EVERTEC Group has the ability to incur additional debt, subject to limitations imposed by the senior secured credit facilities and the indenture governing the notes. Under the indenture, in addition to specified permitted indebtedness, we will be able to incur additional indebtedness as long as on a pro forma basis our fixed charge coverage ratio (the ratio of Adjusted EBITDA to fixed charges, as defined) is at least 2.0 to 1.0. In this Report, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

Net Income Reconciliation to EBITDA, Adjusted EBITDA and Adjusted Net Income

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA as further adjusted to exclude unusual items and other adjustments described below. We define “Adjusted Net Income” as net income as adjusted to exclude unusual items and other adjustments described below.

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in the Credit Agreement in testing EVERTEC Group’s compliance with covenants therein such as the senior secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because it better reflects our cash flows generation by capturing the actual cash taxes paid rather than our tax expense as calculated under GAAP and excludes the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

Some of the limitations of EBITDA, Adjusted EBITDA and Adjusted Net Income are as follows:

•	they do not reflect cash outlays for capital expenditures or future contractual commitments;

•	they do not reflect changes in, or cash requirements for, working capital;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements;

•	in the case of EBITDA and Adjusted EBITDA, they do not reflect interest expense, or the cash requirements necessary to service interest, or principal payments, on indebtedness;

•	in the case of EBITDA and Adjusted EBITDA, they do not reflect income tax expense or the cash necessary to pay income taxes; and

•

other companies, including other companies in our industry, may not use EBITDA, Adjusted EBITDA and Adjusted Net Income or may calculate EBITDA, Adjusted EBITDA and Adjusted Net Income differently than as presented in this Report, limiting their usefulness as a comparative measure.

EBITDA, Adjusted EBITDA and Adjusted Net Income are not measurements of liquidity or financial performance under GAAP. You should not consider EBITDA, Adjusted EBITDA and Adjusted Net Income as alternatives to cash flows from operating activities or any other performance measures determined in accordance with GAAP, as indicators of cash flows, as measures of liquidity or as alternatives to operating or net income determined in accordance with GAAP.

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands)	Three months ended March 31, 2013	Twelve months ended March 31, 2013
Net income	$5,472	$79,304
Income tax expense (benefit)	51	(60,663)
Interest expense, net	15,220	58,177
Depreciation and amortization	17,575	71,145

EBITDA	38,318	147,963

Software maintenance reimbursement and other costs (1)	602	2,391
Equity income (2)	(277)	846
Compensation and benefits (3)	331	1,619
Pro forma cost reduction adjustments (4)	75	2,225
Transaction and other non-recurring fees (5)	1,870	15,859
Management fees (6)	848	3,085
Purchase accounting (7)	(16)	(1,157)

Adjusted EBITDA	41,751	172,831

Pro forma EBITDA adjustments (8)	(75)	(2,225)
Operating depreciation and amortization (9)	(7,815)	(31,368)
Cash interest expense, net (10)	(5,676)	(44,713)
Cash income taxes (11)	(697)	(2,677)

Adjusted net income	$27,488	$91,848

Adjusted net income per common share: (12)
Basic	$0.38
Diluted	$0.36
Shares used in computing adjusted net income per common share: (12)
Basic	72,736,107
Diluted	76,879,263

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.

(2)	Represents CONTADO’s non-cash equity income, net of cash dividends received.
(3)	Mainly represents adjustments related to non-cash equity based compensation.
(4)

Represents the pro forma effect of the expected net savings primarily in compensation and benefits from the reduction of certain employees, temporary employees and professional services. This pro forma amount was calculated using the net amount of actual expenses for temporary employees and professional services for the twelve month period prior to their replacement, separation and/or elimination net of the incremental cost of the new full-time employees that were hired.

(5)

For the three months ended March 31, 2013 represents non-recurring expenses and fees associated with certain one-time corporate transactions. Also, the twelve months period includes non-recurring fees associated with the issuance of additional debt during the second quarter of 2012 and the dividend paid to our stockholders.

(6)	Represents the management fee payable to the equity sponsors. On April 17, 2013, the management services fee agreements with Apollo and Popular were terminated.
(7)	Represents the elimination of the effects of purchase accounting in connection with certain customer service and software related arrangements where EVERTEC receives reimbursements from Popular.
(8)

Represents the elimination of EBITDA adjustments to reflect the pro forma effect of the expected net savings primarily in compensation and benefits and professional services as discussed in note (4) above.

(9)	Represents operating depreciation and amortization expense which excludes amounts generated as a result of the Merger.
(10)

For the three months ended March 31, 2013 represents pro forma cash interest expense assuming EVERTEC’s April 2013 refinancing occurred on January 1, 2013. Actual cash interest expense for the three months ended March 31, 2013 was $13.8 million. For the twelve months period represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.

(11)	Represents cash taxes paid.
(12)

Share count was adjusted for the 2:1 stock split that occurred on April 1, 2013. Share count does not include the 6.3 million primary shares that were issued in connection with our initial public offering.

Off Balance Sheet Arrangements

Our off balance sheet arrangements have not changed materially from those reported at December 31, 2012 in the Registration Statement.

Contractual Obligations

Our contractual obligations have not changed materially from those reported at December 31, 2012 in the Registration Statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of changes in interest rates that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest rate risk

We issued fixed and floating-rate debt which is subject to fluctuations in interest rates with respect to our floating-rate debt. Borrowings under the previous senior secured credit facilities accrue interest at variable rates but are subject to floors or minimum rates. A 100 basis point increase in the applicable margins over our floor(s) on our debt balances outstanding as of March 31, 2013, under the previous senior secured credit facilities would increase our annual interest expense by approximately $4.9 million.

On April 17, 2013, EVERTEC Group entered into new $800.0 million senior secured credit facilities to refinance all existing indebtedness under the previous senior secured credit facilities. A 100 basis point increase in the applicable margins over our floor(s) on our new senior secured credit facilities would increase our annual interest expense by approximately $7.0 million. Please refer to Note 13 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to the new senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income (loss) in the unaudited consolidated balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At March 31, 2013, the Company had $1.5 million in a favorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss) compared to an unfavorable foreign currency translation adjustment of $0.8 million at December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel and other factors, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition, results of operations and the cash flows of the Company.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in the Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2013, the Company completed its Initial Public Offering of 28,789,943 shares of its common stock at a price to the public of $20.00 per share, pursuant to the Registration Statement which was declared effective by the SEC on April 11, 2013. A total of 6,250,000 shares were offered by the Company and a total of 22,539,943 shares were offered by selling stockholders of the Company, of which 13,739,284 shares were sold by Apollo (including 3,526,784 shares of common stock sold by Apollo as a result of the partial exercise of the underwriters’ over-allotment option), and 8,800,659 shares were sold by Popular. The aggregate offering price for the shares sold in the Initial Public Offering was $575.8 million. Goldman, Sachs & Co. and J.P. Morgan Securities LLC acted as representatives of the underwriters for the Initial Public Offering. The Company’s net proceeds from the Initial Public Offering were approximately $117.4 million, after deducting underwriters’ discounts and commissions (including those payable to Apollo Global Securities, LLC, an affiliate of Apollo, and Popular Securities, Inc., an affiliate of Popular, each of which acted as an underwriter in the Initial Public Offering) and other estimated expenses of $7.6 million payable by the Company. The Company’s net proceeds from the offering were used primarily to redeem approximately $91.0 million principal amount of outstanding notes, together with redemption premiums and accrued interest.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 14, 2013, EVERTEC Group entered into amendment no. 1 (the “Amendment”) to the CreditAgreement with Holdings, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto. Pursuant to the Amendment, a defined term in the Credit Agreement was amended.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amendment No. 1, dated as of May 14, 2013, to the Credit Agreement, dated as of April 17, 2013, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: May 15, 2013	By:	/s/ Peter Harrington
Peter Harrington Chief Executive Officer

Date: May 15, 2013	By:	/s/ Juan J. Román
Juan J. Román Chief Financial Officer

S-1