Form 10-Q
period 2013-06-30
EVERTEC, Inc.
filed 2013-08-14
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in rule 12b-2 of the Exchange Act).

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

At August 9, 2013, there were 81,909,582 outstanding shares of common stock of EVERTEC, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTEC, Inc. (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash	$19,587	$25,634
Restricted cash	4,983	4,939
Accounts receivable, net	77,662	78,621
Deferred tax asset	—	1,434
Prepaid expenses and other assets	24,623	19,345

Total current assets	126,855	129,973
Investment in equity investee	10,751	11,080
Property and equipment, net	33,031	36,737
Goodwill	373,298	372,307
Other intangible assets, net	384,375	403,170
Other long-term assets	18,971	24,478

Total assets	$947,281	$977,745

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$30,257	$34,609
Accounts payable	25,589	24,482
Unearned income	2,902	1,166
Income tax payable	1,092	2,959
Current portion of long-term debt	19,000	6,052
Short-term borrowings	8,663	26,995
Deferred tax liability, net	1,204	632

Total current liabilities	88,707	96,895
Long-term debt	674,738	730,709
Long-term deferred tax liability, net	16,526	24,614
Other long-term liabilities	633	3,072

Total liabilities	780,604	855,290

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 81,876,332 and 72,846,144 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	819	728
Additional paid-in capital	153,789	52,155
Accumulated earnings	10,951	70,414
Accumulated other comprehensive income (loss)	1,118	(842)

Total stockholders’ equity	166,677	122,455

Total liabilities and stockholders’ equity	$947,281	$977,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Merchant acquiring, net	$18,165	$17,028	$35,624	$34,689
Payment processing (from affiliates: $7,298, $7,708, $14,508 and $14,835)	24,285	23,803	48,397	46,702
Business solutions (from affiliates: $35,051, $30,898, $69,496 and $61,015)	46,725	43,541	92,493	85,469

Total revenues	89,175	84,372	176,514	166,860

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	42,257	39,831	82,759	77,572
Selling, general and administrative expenses	12,138	8,477	21,001	17,464
Depreciation and amortization	17,842	17,830	35,417	35,752

Total operating costs and expenses	72,237	66,138	139,177	130,788

Income from operations	16,938	18,234	37,337	36,072

Non-operating (expenses) income
Interest income	49	77	93	199
Interest expense	(9,747)	(13,254)	(25,011)	(24,430)
Earnings of equity method investment	348	509	625	575
Other expenses:
Loss on extinguishment of debt	(58,464)	—	(58,464)	—
Termination of consulting agreements	(16,718)	—	(16,718)	—
Other expenses	(2,353)	(8,397)	(2,286)	(10,657)

Total other expenses	(77,535)	(8,397)	(77,468)	(10,657)

Total non-operating (expenses) income	(86,885)	(21,065)	(101,761)	(34,313)

(Loss) income before income taxes	(69,947)	(2,831)	(64,424)	1,759
Income tax (benefit) expense	(5,012)	(798)	(4,961)	258

Net (loss) income	(64,935)	(2,033)	(59,463)	1,501
Other comprehensive (loss) income, net of tax of $18, $7, $18 and $13
Foreign currency translation adjustments	(394)	1,230	1,960	2,336

Total comprehensive (loss) income	$(65,329)	$(803)	$(57,503)	$3,837

Net (loss) income per common share - basic	$(0.82)	$(0.03)	$(0.78)	$0.02

Net (loss) income per common share - diluted	$(0.82)	$(0.03)	$(0.78)	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2012	72,846,144	$728	$52,155	$70,414	$(842)	$122,455
Issuance of common stock upon initial public offering, net of offering costs	6,250,000	63	112,369			112,432
Share-based compensation recognized			5,483			5,483
Tax windfall benefit on exercises of stock options			470			470
Stock options exercised, net of cashless exercise	2,780,188	28	(16,688)			(16,660)
Net loss				(59,463)		(59,463)
Other comprehensive income					1,960	1,960

Balance at June 30, 2013	81,876,332	$819	$153,789	$10,951	$1,118	$166,677

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(59,463)	$1,501
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	35,417	35,752
Amortization of debt issue costs and premium and accretion of discount	2,369	2,427
Write-off of debt issue costs, premium and discount accounted as loss on extinguishment	16,555	—
Provision for doubtful accounts and sundry losses	826	1,173
Deferred tax benefit	(6,251)	(5,212)
Share-based compensation	5,483	557
Unrealized (gain) loss of indemnification assets	(19)	216
Amortization of a contract liability	—	(703)
Loss on disposition of property and equipment	32	47
Earnings from equity method investment	(625)	(575)
Dividend received from equity method investment	500	728
Premium on issuance of long-term debt	—	2,000
(Increase) decrease in assets:
Accounts receivable, net	492	4,247
Prepaid expenses and other assets	(5,417)	993
Other long-term assets	(323)	—
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(3,347)	260
Income tax payable	(1,867)	(1,292)
Unearned income	1,736	(124)

Total adjustments	45,561	40,494

Net cash (used in) provided by operating activities	(13,902)	41,995

Cash flows from investing activities
Net increase in restricted cash	(44)	(233)
Intangible assets acquired	(7,927)	(3,712)
Property and equipment acquired	(4,384)	(5,166)
Proceeds from sales of property and equipment	11	43

Net cash used in investing activities	(12,344)	(9,068)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs of $12,567	112,369	—
Proceeds from issuance of debt	700,000	208,725
Statutory minimum withholding taxes paid on cashless exercises of stock options	(16,688)	—
Debt issuance costs	(12,077)	(2,174)
Repayment of short-term borrowings	(18,332)	—
Dividends paid	—	(269,772)
Tax windfall benefits on exercises of stock options	470	—
Issuance of common stock	91	250
Repayment of other financing agreement	(112)	—
Repayment of long-term debt	(745,522)	—

Net cash provided by (used in) financing activities	20,199	(62,971)

Net decrease in cash	(6,047)	(30,044)
Cash at beginning of the period	25,634	56,200

Cash at end of the period	$19,587	$26,156

Supplemental disclosure of non-cash activities:
Dividend declared not received from equity method investment	$500	$1,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 1 – The Company and Summary of Significant Accounting Policies

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

Our subsidiaries include EVERTEC Intermediate Holdings, LLC (“Holdings,” formerly known as Carib Holdings, Inc.), EVERTEC Group, LLC (“EVERTEC Group”), EVERTEC Dominicana SAS., EVERTEC Panamá, S.A., EVERTEC Latinoamérica, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), Tarjetas Inteligentes Internacionales, S.A., EVERTEC Guatemala, S.A. and EVERTEC México Servicios de Procesamiento, S.A. de C.V.

Initial Public Offering

On April 17, 2013, the Company completed its initial public offering (“Initial Public Offering”) of 28,789,943 shares of common stock at a price to the public of $20.00 per share. A total of 6,250,000 shares were offered by the Company and a total of 22,539,943 shares were offered by selling stockholders of the Company, of which 13,739,284 shares were sold by an affiliate of Apollo Global Management, LLC (“Apollo”) and 8,800,659 shares were sold by Popular. The Company used net proceeds of approximately $117.4 million from its sale of shares in the Initial Public Offering and proceeds from borrowings under the 2013 Credit Agreement (as defined in Note 5), together with available cash on hand, to redeem its senior notes (as defined in Note 5) and to refinance its previous senior secured credit facilities.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As these unaudited consolidated financial statements are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2012, included in the Company’s Registration Statement on Form S-1 (File No. 333-186487) (as amended, the “Registration Statement”), which was declared effective by the SEC on April 11, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations for the full year or any future period.

On April 1, 2013, EVERTEC’s Board of Directors declared a two for one stock split of our outstanding Class A and Class B common stock. Accordingly, all shares of outstanding common stock or restricted stock, or shares of common stock underlying outstanding options, and all per share amounts for all periods presented in these consolidated financial statements and notes thereto, have been adjusted retroactively, where applicable, to reflect this stock split, except for the par value of the common stock, which was not adjusted by the stock split and the impact was recorded as additional paid-in capital. Under the certificate of incorporation, as amended by the certificate of amendment, which became effective on April 1, 2013, EVERTEC’s authorized capital consists of 206,000,000 shares of common stock and 2,000,000 shares of preferred stock.

The Consolidated Balance Sheet as of December 31, 2012 was derived from the audited consolidated financial statements for the fiscal year ended December 31, 2012 included in the Registration Statement.

Certain reclassifications have been made to certain prior period notes to the unaudited consolidated financial statements to conform with the presentation in 2013.

Summary of Significant Accounting Policies

Share-based Compensation

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. The fair value of the stock options granted during 2011 and 2012 was estimated using the Black-Scholes-Merton (“BSM”) option pricing model for Tranche A options granted under the EVERTEC, Inc. Amended and Restated 2010 Equity Incentive Plan (the “Equity Incentive Plan”) and the Monte Carlo simulation analysis for Tranche B and Tranche C options.

Upon option exercise, participants may elect to “net share settle”. Rather than requiring the participant to deliver cash to satisfy the exercise price and statutory minimum tax withholdings, the Company withholds a sufficient number of shares to cover these amounts and delivers the net shares to the participant. The Company recognizes the associated tax withholding obligation as a reduction of additional paid-in capital.

As compensation expense is recognized, a deferred tax asset is established. At the time stock options are exercised, a current tax deduction arises based on the value at the time of exercise. This deduction may exceed the associated deferred tax asset, resulting in a “windfall tax benefit”. The windfall is recognized in the unaudited consolidated balance sheet as an increase to additional paid-in capital, and is included in the unaudited consolidated statement of cash flows as a financing inflow.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per common share assumes the issuance of all potentially dilutive share equivalents using the treasury stock method.

Note 2 – Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standard Board issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. Management does not expect this ASU to impact EVERTEC’s financial statements.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 3 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2013	December 31, 2012
Buildings	30	$1,732	$2,096
Data processing equipment	3 - 5	60,883	59,901
Furniture and equipment	3 - 20	6,651	6,183
Leasehold improvements	5 - 10	2,430	2,380

		71,696	70,560
Less - accumulated depreciation and amortization		(40,200)	(35,331)

Depreciable assets, net		31,496	35,229
Land		1,535	1,508

Property and equipment, net		$33,031	$36,737

Depreciation and amortization expense related to property and equipment was $4.1 million and $8.1 million for both the three and six months ended June 30, 2013 and the corresponding 2012 periods.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 12):

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Total
Balance at December 31, 2012	$138,121	$187,028	$47,158	$372,307
Foreign currency translation adjustments	—	734	257	991

Balance at June 30, 2013	$138,121	$187,762	$47,415	$373,298

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The carrying amount of other intangible assets for the six months ended June 30, 2013 and the year ended December 31, 2012 consisted of the following:

(Dollar amounts in thousands)		June 30, 2013
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$314,093	$(61,975)	$252,118
Trademark	10 - 15	39,950	(9,526)	30,424
Software packages	3 - 5	118,438	(62,779)	55,659
Non-compete agreement	15	56,539	(10,365)	46,174

Other intangible assets, net		$529,020	$(144,645)	$384,375

(Dollar amounts in thousands)		December 31, 2012
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$313,726	$(50,769)	$262,957
Trademark	10 - 15	39,950	(7,794)	32,156
Software packages	3 - 5	110,478	(50,479)	59,999
Non-compete agreement	15	56,539	(8,481)	48,058

Other intangible assets, net		$520,693	$(117,523)	$403,170

For the three and six months ended June 30, 2013, the Company recorded amortization expense related to other intangibles of $13.7 million and $27.3 million, respectively, compared to $13.7 million and $27.6 million for the corresponding 2012 periods.

The estimated amortization expense of the balances outstanding at June 30, 2013 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2013	$26,531
2014	48,776
2015	44,430
2016	34,685
2017	31,344
2018	29,691

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 5 – Debt and Short-Term Borrowings

Total debt as of June 30, 2013 and December 31, 2012 was as follows:

(Dollar amounts in thousands)	June 30, 2013	December 31, 2012
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1))	$299,609	$—
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin)(2)	394,129	—
Senior Secured Credit Facility due on September 30, 2016 paying interest at a variable interest rate (LIBOR plus applicable margin)(3)	—	484,414
Senior Secured Revolving Credit Facility paying interest at a variable interest rate	—	14,000
Senior Notes due on October 1, 2018, paying interest semi-annually at a rate of 11% per annum	—	252,347
Other short-term borrowing	8,663	12,995

Total debt	$702,401	$763,756

(1)	Applicable margin of 2.50% at June 30, 2013.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.75% at June 30, 2013.
(3)	Subject to a minimum rate (“LIBOR floor”) of 1.50% plus applicable margin of 4.00% at December 31, 2012.

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility which matures on April 17, 2018, a $400.0 million term loan B facility which matures on April 17, 2020 and a $100.0 million revolving credit facility which matures on April 18, 2018. The net proceeds received by EVERTEC Group from the new senior secured credit facilities, together with other cash available to EVERTEC Group, were used to, among other things, refinance EVERTEC Group’s previous senior secured credit facilities and redeem a portion of EVERTEC’s 11% Senior Notes due 2018 (the “senior notes”), as further described below.

As a result of the debt refinancing, EVERTEC Group’s previous senior secured credit facilities were evaluated under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“ASC 470-50”). Accordingly, a portion of the unamortized discount and debt issue costs amounting to $6.4 million and $5.9 million, respectively, were treated as a modification and will be amortized over the term of the new debt using the interest method. The remaining unamortized discount and debt issue costs of $3.4 million and $3.0 million, respectively, were considered to be related to the portion of the debt that was extinguished and written-off.

Senior Notes

On March 29, 2013, EVERTEC Group provided notice to Wilmington Trust, National Association (the “Trustee”) pursuant to the Indenture, dated as of September 30, 2010 (as supplemented by Supplemental Indenture No. 1, dated as of April 17, 2012, Supplemental Indenture No. 2, dated as of May 7, 2012 and Supplemental Indenture No. 3, dated as of May 7, 2012) between EVERTEC Group and EVERTEC Finance Corp. (together, the “Co-Issuers”), the Guarantors named therein and the Trustee (the “Indenture”), that the Co-Issuers had elected to (i) redeem $91.0 million principal amount of their outstanding senior notes, at a redemption price of 111.0%, plus accrued and unpaid interest, on April 29, 2013 (the “Partial Redemption”) and (ii) redeem all of their outstanding senior notes (after giving effect to the redemption of $91.0 million principal amount of the senior notes described in clause (i)) at a redemption price of 100% plus a make-whole premium, plus accrued and unpaid interest, on April 30, 2013 (the “Full Redemption”). On April 17, 2013, the Co-Issuers and the Trustee entered into a Satisfaction and Discharge Agreement whereby EVERTEC Group caused to be irrevocably deposited with the Trustee, to

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

satisfy and to discharge the Co-Issuers’ obligations under the Indenture (a) a portion of the net cash proceeds received by the Company in the Initial Public Offering to Holdings, which contributed such proceeds to EVERTEC Group, in an amount sufficient to effect the Partial Redemption on April 29, 2013 and (b) proceeds from the 2013 Credit Agreement described above in an amount sufficient to effect the Full Redemption on April 30, 2013. On April 29, 2013, the Partial Redemption was effected and on April 30, 2013, the Full Redemption was effected.

Based on accounting guidance, the senior notes were considered extinguished. Accordingly, the outstanding premium of $1.8 million and unamortized debt issuance costs of $7.0 million were written-off and presented as a loss on extinguishment of debt. In addition, the redemption premium payments totaling $41.9 million were accounted for as a loss on extinguishment of debt.

New Senior Secured Credit Facilities

Term A

The term loan A has a principal amount of $300.0 million (“Term A Loan”) and requires principal payments on the last business day of each quarter equal to: (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no interest rate minimum or floor.

Term B

The term loan B has a principal amount of $400.0 million (“Term B Loan”) and requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%; or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the available unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on utilization. As of June 30, 2013, the revolving credit facility was undrawn.

All loans may be prepaid without premium or penalty, except for a 1% premium payable if any of the Term B Loans are refinanced or repriced with debt having a lower effective interest rate on or prior to April 17, 2014.

The new senior secured credit facilities were evaluated under accounting guidance and accordingly, $7.2 million of debt issue costs were capitalized and are being amortized over the term of the new debt using the interest method and $4.9 million of debt issue costs were expensed and are presented as a loss on the extinguishment of debt.

The new senior secured credit facilities contain various restrictive covenants. The Term A Loan and the revolving credit facility (subject to certain exceptions) require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. As of June 30, 2013, the Company was in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes fair value measurements by level at June 30, 2013 and December 31, 2012 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2013
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$4,540	$4,540

December 31, 2012
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$6,099	$6,099

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the Merger. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of June

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

30, 2013, therefore resulting in a net unrealized gain of approximately $3,000 and $19,000 for the three and six months ended June 30, 2013, respectively, and an unrealized loss of approximately $41,000 and $0.2 million for the three and six months ended June 30, 2012, respectively, which are reflected within the other expenses caption in the unaudited consolidated statements of (loss) income and comprehensive (loss) income. The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheets.

The unobservable inputs related to the Company’s indemnification assets as of June 30, 2013 using the discounted cash flow model include the discount rate of 5.64% and the projected cash flows of $4.8 million.

For indemnification assets a significant increase or decrease in market rates and cash flows could result in a significant impact to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Indemnification assets:
Software cost reimbursement	$4,540	$4,540	$6,099	$6,099

Financial liabilities:
New senior secured term loans	$693,738	$694,900	$—	$—
Senior secured term loan	—	—	484,414	497,498
Senior notes	—	—	252,347	275,550

The fair value of the new senior secured term loans at June 30, 2013, as well as the previous senior secured term loan and the senior notes at December 31, 2012 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The previous senior secured term loan and senior notes as well as the new senior secured term loans, which are not measured at fair value in the balance sheets, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Indemnification assets:
Beginning balance	$5,558	$6,580	$6,099	$7,464
Payments received	(1,021)	(419)	(1,578)	(1,128)
Unrealized gain (loss) recognized in other expenses	3	(41)	19	(216)

Ending balance	$4,540	$6,120	$4,540	$6,120

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 7 – Share-based Compensation

The following table summarizes the nonvested stock options activity for the six months ended June 30, 2013:

Nonvested stock options	Shares	Weighted-average exercise prices
Nonvested at December 31, 2012	4,571,258	$2.16
Vested	(3,436,392)	2.11

Nonvested at June 30, 2013	1,134,866	$2.30

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

The following table summarizes the nonvested restricted shares activity for the six months ended June 30, 2013:

Nonvested restricted shares	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2012	115,420	$5.90
Vested	(115,420)	5.90

Nonvested at June 30, 2013	—	$—

Share-based compensation recognized was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Share-based compensation recognized, net
Stock options, net of income tax of $488, $40, $500 and $87	$5,062	$134	$5,212	$291
Restricted shares, net of income tax of $11, $49, $26 and $80	90	163	271	266

Pursuant to the terms of the Equity Incentive Plan, Tranche B options granted to employees and certain directors would vest at such time as the Investor Internal Rate of Return (“IRR”) equals or exceeds 25%, except for one grant that vests upon a 20% IRR, based on cash proceeds received by Apollo Investment Fund VII, L.P. (the “Investor”), and Tranche C options would vest at such time as the IRR equals or exceeds 30% based on cash proceeds received by the Investor.

As a result of the Initial Public Offering, the IRR required by the Tranche B and C options was achieved and accordingly, all Tranche B and C options became vested. As a result, the Company recognized a share-based compensation expense of $4.9 million in April 2013.

The maximum unrecognized cost for stock options was $1.5 million as of June 30, 2013 related to Tranche A time vesting options.

Note 8 – Income Tax

The components of income tax (benefit) expense for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Current tax provision	$1,005	$3,452	$1,290	$5,470
Deferred tax benefit	(6,017)	(4,250)	(6,251)	(5,212)

Income tax (benefit) expense	$(5,012)	$(798)	$(4,961)	$258

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense (benefit) for the three and six months ended June 30, 2013 and 2012 and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Current tax provision
Puerto Rico	$(122)	$3,040	$256	$4,950
United States	210	159	429	343
Foreign countries	917	253	605	177

Total currrent tax provision	$1,005	$3,452	$1,290	$5,470

Deferred tax benefit
Puerto Rico	$(5,880)	$(4,096)	$(5,956)	$(4,905)
United States	—	—	(2)	—
Foreign countries	(137)	(154)	(293)	(307)

Total deferred tax benefit	$(6,017)	$(4,250)	$(6,251)	$(5,212)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

On June 30, 2013, the Governor of Puerto Rico signed into law Act 40, effective as of January 1, 2013, which increased the maximum corporate income tax rate from 30% to 39%. This rate increase is only applicable to the fully taxable operations of EVERTEC. As a result of this tax rate increase, the deferred taxes were revalued resulting in the Company recognizing additional non-cash income tax expense of $1.4 million for the six months ended June 30, 2013. In addition, Act 40 established a national gross receipts tax based on gross revenues that is included as part of the alternative minimum tax calculation.

The income tax (benefit) expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Computed income tax at statutory rates	$(26,782)	$(851)	$(25,125)	$526
Benefit of net tax-exempt interest income	(53)	(2)	(94)	(4)
Adjustment to deferred taxes due to changes in enacted tax rate	1,441	—	1,441	—
Differences in tax rates due to multiple jurisdictions	102	99	282	251
Effect of income subject to tax-exemption grant	19,983	(479)	18,982	(605)
Reversal of tax uncertainties reserve	—	—	(846)	(640)
Fair value adjustment of indemnification assets	—	62	—	364
Effect of net operating losses in foreign entities	(57)	278	—	278
Other	354	95	399	88

Income tax (benefit) expense	$(5,012)	$(798)	$(4,961)	$258

The recorded net operating losses (“NOL”) carryforwards differs from the amount of NOL available to the Company for tax purposes due to a windfall tax benefit. This benefit results from tax deductions in excess of previously recorded compensation expense due to differences in fair value of the stock options at the time of the grant versus at the time of the exercise. Although these windfalls are available to the Company, the additional tax benefit associated with the windfall cannot be recognized until the deduction reduces taxes payable. The unused amount of windfall remains as an off-balance sheet item, however it is available to offset future taxable income. Total available gross NOL related to the windfall tax benefit that does not reduce income tax payable in the current year amounted to $59.0 million at June 30, 2013, which will result in a future tax benefit of $8.4 million. This NOL carryforward expires in 2023.

There are no open uncertain tax positions as of June 30, 2013.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 9 – Net (Loss) Income Per Common Share

The reconciliation of the numerator and denominator of the (loss) income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands, except per share data)	2013	2012	2013	2012
Net (loss) income	$(64,935)	$(2,033)	$(59,463)	$1,501

Weighted average common shares outstanding	78,928,780	72,672,852	75,849,551	72,659,463
Weighted average potential dilutive common shares(1)(2)	—	—	—	4,243,747

Weighted average common shares outstanding - assuming dilution	78,928,780	72,672,852	75,849,551	76,903,210

Net (loss) income per common share - basic	$(0.82)	$(0.03)	$(0.78)	$0.02

Net (loss) income per common share - diluted	$(0.82)	$(0.03)	$(0.78)	$0.02

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.
(2)

For the three months ended June 30, 2013 and 2012, 3,818,726 and 3,950,989, respectively, potential common shares consisting of common stock under the assumed exercise of stock options and restricted stock awards using the treasury stock method were not included in the computation of the diluted net (loss) income per share since their inclusion would have an antidilutive effect. For the six months ended June 30, 2013, 4,227,114 potential common shares consisting of common stock under the assumed exercise of stock options and restricted stock awards using the treasury stock method were not included in the computation of the diluted net (loss) income per share since their inclusion would have an antidilutive effect.

Note 10 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of June 30, 2013 and December 31, 2012 amounted to $0.3 million and is included within the accounts receivable, net caption in the accompanying unaudited consolidated balance sheets.

Rent expense of office facilities and real estate for the three and six months ended June 30, 2013 amounted to $2.0 million and $4.0 million, respectively, compared to $1.9 million and $3.9 million for the corresponding 2012 periods. Also, rent expense for telecommunications and other equipment for the three and six months ended June 30, 2013 amounted to $1.8 million and $3.5 million, respectively, compared to $1.9 million and $3.7 million for the corresponding 2012 periods.

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 11 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Total revenues (1)(2)	$42,349	$38,606	$84,004	$75,880

Rent and other fees(3)(4)	$27,212	$2,663	$30,072	$5,822

Interest earned from and charged by affiliate
Interest income	$23	$59	$42	$157

Interest expense(5)	$577	$1,858	$2,471	$3,743

(1)	Total revenues from Popular as a percentage of revenues were 47%, 45%, 47% and 44% for each of the periods presented above.
(2)

Includes revenues generated from investee accounted for under the equity method of $0.8 million and $1.7 million for the three and six months ended June 30, 2013, respectively, and $0.9 million and $1.7 million for the corresponding 2012 periods.

(3)

Includes management fees to equity sponsors amounting to $19.4 million and $20.3 million for the three and six months ended June 30, 2013, respectively, compared to $0.7 million and $2.0 million for the corresponding 2012 periods. Management fees paid during 2013 includes $16.7 million resulting from the termination of the consulting agreements as explained below. Rent and other fees also includes $5.9 million paid to Popular in connection with the redemption premium on the senior notes for the three and six months ended June 30, 2013.

(4)

Includes $4.6 million, $2.7 million, $7.5 million and $5.8 million recorded as selling, general and administrative expenses for each of the periods presented above, and $22.6 million recorded as non-operating expenses for the three and six months ended June 30, 2013 in the unaudited consolidated statement of (loss) income and comprehensive (loss) income.

(5)

Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular. As a result of the debt refinancing and the redemption of the senior notes in April 2013, Popular’s participation in such debt was extinguished. See Note 5 for additional information related to the extinguishment of this debt.

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

At June 30, 2013 and December 31, 2012, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	June 30, 2013	December 31, 2012
Cash and restricted cash deposits in affiliated bank	$15,547	$19,438

Indemnification assets from Popular reimbursement(1)
Accounts receivable	$2,080	$2,157

Other long-term assets	$2,460	$3,942

Other due/to from affiliate
Accounts receivable	$20,342	$19,252

Accounts payable(2)	$5,481	$3,845

Other long-term liabilities(2)	$520	$2,847

Long-term debt	$—	$90,186

(1)	Recorded in connection with reimbursements from Popular regarding certain software license fees.
(2)

Includes an account payable of $0.2 million and $0.4 million and a long-term liability of $0.5 million and $2.8 million for June 30, 2013 and December 31, 2012, respectively, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

At June 30, 2013, EVERTEC Group has a credit facility with Popular for $3.6 million, on behalf of EVERTEC CR, under which a letter of credit of a similar amount was issued.

Note 12 – Segment Information

The Company operates in three business segments: merchant acquiring, payment processing and business solutions.

The merchant acquiring segment consists of revenues from services that allow merchants to accept electronic methods of payment. In the merchant acquiring segment, revenues include a discount fee and membership fees charged to merchants, debit network fees and rental fees from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks. The discount fee is generally a percentage of the transaction value. We also charge merchants for other services that are unrelated to the number of transactions or the transaction value.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

For ATH network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Other		Total
Three months ended June 30, 2013
Revenues	18,165	30,603	46,725	(6,318	) (1)	89,175
Income from operations	8,161	11,719	8,784	(11,726	) (2)	16,938
Three months ended June 30, 2012
Revenues	17,028	29,019	43,541	(5,216	) (1)	84,372
Income from operations	7,970	12,756	8,870	(11,362	) (2)	18,234

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to the merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Other		Total
Six months ended June 30, 2013
Revenues	35,624	59,826	92,493	(11,429	) (1)	176,514
Income from operations	17,395	25,270	19,318	(24,646	) (2)	37,337
Six months ended June 30, 2012
Revenues	34,689	57,248	85,469	(10,546	) (1)	166,860
Income from operations	16,511	25,065	17,950	(23,454	) (2)	36,072

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to the merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The reconciliation of income from operations to consolidated net income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Segment income from operations
Merchant acquiring	$8,161	$7,970	$17,395	$16,511
Payment processing	11,719	12,756	25,270	25,065
Business solutions	8,784	8,870	19,318	17,950

Total segment income from operations	28,664	29,596	61,983	59,526
Merger related depreciation and amortization and other unallocated expenses(1)	(11,726)	(11,362)	(24,646)	(23,454)

Income from operations	$16,938	$18,234	$37,337	$36,072

Interest expense, net	(9,698)	(13,177)	(24,918)	(24,231)
Earnings of equity method investment	348	509	625	575
Other expenses	(77,535)	(8,397)	(77,468)	(10,657)
Income tax benefit (expense)	5,012	798	4,961	(258)

Net (loss) income	$(64,935)	$(2,033)	$(59,463)	$1,501

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 13 – Subsequent Events

The Company evaluated subsequent events through the date that these unaudited consolidated financial statements were issued. There were no subsequent events requiring disclosure other than those disclosed below.

Quarterly Dividend. On August 7, 2013, the Board of Directors of EVERTEC approved a regular quarterly cash dividend of $0.10 per common share. The first quarterly dividend is payable on September 6, 2013 to stockholders of record at the close of business on August 19, 2013.

Grant of Restricted Stock Units. On August 7, 2013, EVERTEC granted to two of its directors restricted stock units with a grant date value of $75,000, in accordance with the Company’s independent director compensation policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2013 and 2012, respectively; and (ii) the financial condition as of June 30, 2013. You should read the following discussion and analysis in conjunction with the Audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2012, included in the Registration Statement and with the Unaudited Consolidated Financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Separation from and Key Relationship with Popular

We have a 25 year operating history in the transaction processing industry. Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. In September 2010, Apollo Global Management, LLC, a leading private equity investor, acquired a 51% interest in EVERTEC Group and shortly thereafter, we began the transition to a separate, stand-alone entity. As a stand-alone company, we have made substantial investments in our technology and infrastructure, recruited various senior executives with significant transaction processing experience in Latin America, enhanced our profitability through targeted productivity and cost savings actions and broadened our footprint beyond the markets historically served.

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

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the unaudited consolidated statements of (loss) income and comprehensive (loss) income. Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to Audited Consolidated Financial Statements included in our Registration Statement.

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

Our merchant acquiring business accounted for $18.2 million, or 20.4%, of total revenues and $8.2 million, or 28.5%, of total segment income from operations for the three months ended June 30, 2013, and $35.6 million, or 20.2%, of total revenues and $17.4 million, or 28.0%, of total segment income from operations for the six months ended June 30, 2013.

Payment processing. Payment processing revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment processing revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and EBT (which principally consist of services to the Puerto Rico government for the delivery of government benefits to participants). Our payment products include electronic check processing, automated clearing house (“ACH”), lockbox, interactive voice response and web-based payments through personalized websites, among others.

We generally enter into one to five year contracts with our private payment processing clients and one year contracts with our government payment processing clients. For ATH network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

Our payment processing business accounted for $24.3 million, or 27.2%, of total revenues and $11.7 million, or 40.9%, of total segment income from operations for the three months ended June 30, 2013, and $48.4 million, or 27.4%, of total revenues and $25.3 million, or 40.8%, of total segment income from operations for the six months ended June 30, 2013.

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

Our business solutions business accounted for $46.7 million, or 52.4%, of total revenues and $8.8 million, or 30.6%, of total segment income from operations for the three months ended June 30, 2013, and $92.5 million, or 52.4%, of total revenues and $19.3 million, or 31.2%, of total segment income from operations for the six months ended June 30, 2013.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and six months ended June 30, 2013 and 2012. The following tables and discussion should be read in conjunction with the information contained in our Unaudited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended June 30, 2013 and 2012

The following tables present the components of our unaudited consolidated statements of (loss) income and comprehensive (loss) income by business segment and the change in those amounts for the three months ended June 30, 2013 and 2012.

Revenues

	Three months ended June 30,
(Dollar amounts in thousands)	2013	2012	Variance
Merchant acquiring, net	$18,165	$17,028	$1,137	7%
Payment processing	24,285	23,803	482	2%
Business solutions	46,725	43,541	3,184	7%

Total revenues	$89,175	$84,372	$4,803	6%

Total revenues for the three months ended June 30, 2013 were $89.2 million, representing an increase of $4.8 million or 6% as compared to the corresponding 2012 period.

Merchant acquiring revenues for the three months ended June 30, 2013 were $18.2 million, representing an increase of $1.1 million or 7% as compared to the corresponding 2012 period. The revenue growth in this quarter was primarily due to an increase in transaction volumes.

Payment processing revenues for the three months ended June 30, 2013 were $24.3 million, representing an increase of $0.5 million or 2% as compared to the corresponding 2012 period. The revenue growth comparison in this quarter is impacted by a non-recurring increase in processing volumes during the quarter ended June 30, 2012 related to certain one-time items. Normalizing for these one-time items, revenues in this segment grew 6% versus the prior year.

Business solutions revenues for the three months ended June 30, 2013 were $46.7 million, representing an increase of $3.2 million or 7% as compared to the corresponding 2012 period. Revenue growth was primarily driven by an increase in sales and higher demand for our services.

Operating costs and expenses

	Three months ended June 30,
(Dollar amounts in thousands)	2013	2012	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$42,257	$39,831	$2,426	6%
Selling, general and administrative expenses	12,138	8,477	3,661	43%
Depreciation and amortization	17,842	17,830	12	0%

Total operating costs and expenses	$72,237	$66,138	$6,099	9%

Total operating costs and expenses for the three months ended June 30, 2013 were $72.2 million, representing an increase of $6.1 million or 9% as compared to the corresponding 2012 period.

Cost of revenues for the three months ended June 30, 2013 were $42.3 million, representing an increase of $2.4 million or 6% as compared to the corresponding 2012 period. The growth in our cost of revenues was primarily due to a $2.0 million increase in product sales within our business solutions segment and a non-cash compensation expense of $1.8 million related to the vesting of all Tranche B and C stock options, partially offset by a $1.4 million decrease in professional services.

Selling, general and administrative expenses for the three months ended June 30, 2013 were $12.1 million, representing an increase of $3.7 million or 43% as compared to the corresponding 2012 period. The increase in our selling, general and administrative expenses was primarily due to a $3.1 million non-cash charge taken in connection with the vesting of all Tranche B and C stock options.

For additional information regarding the share-based compensation expense during the quarter, refer to Note 7 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended June 30,
(Dollar amounts in thousands)	2013	2012	Variance
Segment income from operations
Merchant acquiring, net	$8,161	$7,970	$191	2%
Payment processing	11,719	12,756	(1,037)	-8%
Business solutions	8,784	8,870	(86)	-1%

Total segment income from operations	28,664	29,596	(932)	-3%
Merger related depreciation and amortization and other unallocated expenses (1)	(11,726)	(11,362)	(364)	-3%

Income from operations	$16,938	$18,234	$(1,296)	-7%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended June 30, 2013 was $16.9 million, representing a decrease of $1.3 million or 7% as compared to the corresponding 2012 period. The decrease in income from operations was the result of the non-recurring $4.9 million non-cash expense related to the vesting of all Tranche B and C stock options. Excluding this expense, income from operations would have increased by $3.6 million or 20%. This increase was driven by the aforementioned factors impacting our revenues and operating costs and expenses.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating (expenses) income

	Three months ended June 30,
(Dollar amounts in thousands)	2013	2012	Variance
Non-operating (expenses) income
Interest income	$49	$77	$(28)	-36%
Interest expense	(9,747)	(13,254)	3,507	26%
Earnings of equity method investment	348	509	(161)	-32%
Other expense	(77,535)	(8,397)	(69,138)	-823%

Total non-operating (expenses) income	$(86,885)	$(21,065)	$(65,820)	-312%

Total non-operating expenses for the three months ended June 30, 2013 were $86.9 million, representing an increase of $65.8 million as compared to the corresponding 2012 period. The increase in non-operating expenses in 2013 was primarily driven by $58.5 million related to the extinguishment of debt and $16.7 million related to the termination of the consulting agreements with Apollo and Popular, partially offset by a $3.5 million decrease in interest expense as a result of the debt refinancing during the quarter.

For additional information related to the extinguishment of debt and associated loss, see Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Income tax benefit

Income tax benefit for the three months ended June 30, 2013 amounted to approximately $5.0 million compared to $0.8 million for the corresponding 2012 period. The increase in income tax benefit was attributable to a higher taxable loss as a result of higher non-operating expenses related to the extinguishment of debt, the termination of the consulting agreements and the vesting of all Tranche B and C stock options, as explained above. This increase was partially offset by the effect of the tax grant received in the fourth quarter of 2012 that reduced our marginal corporate tax rates from 30% to 4% on our industrial development income.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the six months ended June 30, 2013 and 2012

The following tables present the components of our unaudited consolidated statements of (loss) income and comprehensive (loss) income by business segment and the change in those amounts for the six months ended June 30, 2013 and 2012.

Revenues

	Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	Variance
Merchant acquiring, net	$35,624	$34,689	$935	3%
Payment processing	48,397	46,702	1,695	4%
Business solutions	92,493	85,469	7,024	8%

Total revenues	$176,514	$166,860	$9,654	6%

Total revenues for the six months ended June 30, 2013 were $176.5 million, representing an increase of $9.7 million or 6% as compared to the corresponding 2012 period.

Merchant acquiring revenues for the six months ended June 30, 2013 were $35.6 million, representing an increase of $0.9 million or 3% as compared to the corresponding 2012 period. The revenue growth for 2013 was primarily due to higher volume, partially offset by certain effects related to the Durbin Amendment which went into effect in the fourth quarter of 2011. Normalizing for the effects related to the Durbin Amendment, revenues in this segment grew 8% versus the prior year.

Payment processing revenues for the six months ended June 30, 2013 were $48.4 million, representing an increase of $1.7 million or 4% as compared to the corresponding 2012 period. The revenue growth comparison is impacted by a non-recurring increase in processing volumes during the quarter ended June 30, 2012 related to certain one-time items. Normalizing for these one-time items, revenues in this segment grew 6% versus the prior year.

Business solutions revenues for the six months ended June 30, 2013 were $92.5 million, representing an increase of $7.0 million or 8% as compared to the corresponding 2012 period. Revenue growth was primarily driven by an increase in sales and higher demand for our services.

Operating costs and expenses

	Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$82,759	$77,572	$5,187	7%
Selling, general and administrative expenses	21,001	17,464	3,537	20%
Depreciation and amortization	35,417	35,752	(335)	-1%

Total operating costs and expenses	$139,177	$130,788	$8,389	6%

Total operating costs and expenses for the six months ended June 30, 2013 were $139.2 million, representing an increase of $8.4 million or 6% as compared to the corresponding 2012 period.

Cost of revenues for the six months ended June 30, 2013 were $82.8 million, representing an increase of $5.2 million or 7% as compared to the corresponding 2012 period. The growth in our cost of revenues was primarily due to a $4.4 million increase in product sales within our business solutions segment and a non-cash compensation expense of $1.8 million related to the vesting of all Tranche B and C stock options, partially offset by a $1.9 million decrease in professional services.

Selling, general and administrative expenses for the six months ended June 30, 2013 were $21.0 million, representing an increase of $3.5 million or 20% as compared to the corresponding 2012 period. The increase in our selling, general and administrative expenses was primarily due to a $3.1 million non-cash charge taken in connection with the vesting of all Tranche B and C stock options. For additional information, refer to Note 7 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Depreciation and amortization expense for the six months ended June 30, 2013 was $35.4 million, representing a decrease of $0.3 million or 1% as compared to the corresponding 2012 period.

Income from operations

The following table presents income from operations by reportable segments.

	Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	Variance
Segment income from operations
Merchant acquiring, net	$17,395	$16,511	$884	5%
Payment processing	25,270	25,065	205	1%
Business solutions	19,318	17,950	1,368	8%

Total segment income from operations	61,983	59,526	2,457	4%
Merger related depreciation and amortization and other unallocated expenses (1)	(24,646)	(23,454)	(1,192)	-5%

Income from operations	$37,337	$36,072	$1,265	4%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the six months ended June 30, 2013 was $37.3 million, representing an increase of $1.3 million or 4% as compared to the corresponding 2012 period. The increase in income from operations was driven by the aforementioned factors impacting our revenues and operating costs and expenses. Excluding the non-recurring $4.9 million non-cash expense related to the vesting of all Tranche B and C stock options, income from operations would have increased by $6.2 million or 17%.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net (loss) income.

Non-operating (expenses) income

	Six months ended June 30,
(Dollar amounts in thousands)	2013	2012	Variance
Non-operating (expenses) income
Interest income	$93	$199	$(106)	-53%
Interest expense	(25,011)	(24,430)	(581)	-2%
Earnings of equity method investment	625	575	50	9%
Other expense	(77,468)	(10,657)	(66,811)	-627%

Total non-operating (expenses) income	$(101,761)	$(34,313)	$(67,448)	-197%

Total non-operating expenses for the six months ended June 30, 2013 were $101.8 million, representing an increase of $67.4 million as compared to the corresponding 2012 period. The increase in non-operating expenses in 2013 was primarily driven by aforementioned factors impacting our quarterly results in non-operating (expenses) income.

Income tax (benefit) expense

Income tax benefit for the six months ended June 30, 2013 amounted to approximately $5.0 million compared to an income tax expense of $0.3 million for the corresponding 2012 period. Income tax benefit in the 2013 period was attributable to a taxable loss as a result of higher non-operating expenses related to the extinguishment of debt, the termination of the consulting agreements and the vesting of all Tranche B and C stock options, as explained above. The tax benefit was partially offset by the effect of the tax grant received in the fourth quarter of 2012 that reduced our marginal corporate tax rates from 30% to 4% on our industrial development income.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, while our primary liquidity requirements are the funding of capital expenditures and working capital needs. At June 30, 2013, we had available a $100.0 million revolving credit facility under the senior secured credit facilities, as described above in Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

At June 30, 2013, we had cash of $19.6 million of which $9.3 million is in possession of our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. Over the long-term, it is the Company’s intention to reinvest these funds outside Puerto Rico and based on its forecast, the Company’s current liquidity requirements would not require the repatriation of these funds for purposes of funding the Company’s Puerto Rico operations over a long-term period or debt service obligations. However, if in the future the Company determines that there is no longer a need to maintain such cash within its foreign subsidiaries, it may elect to distribute such cash to the Company in Puerto Rico. Distributions from the Company’s foreign subsidiaries to Puerto Rico may be subject to tax withholdings and to other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments and debt service obligations as they become due.

Based on our current level of operations, we believe our cash flows from operations and available secured revolving credit facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses, dividend payments and capital expenditures and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. The following table presents our cash flows from operations.

	Six months ended June 30,
(Dollar amounts in thousands)	2013	2012
Cash (used in) provided by operating activities	$(13,902)	$41,995
Cash used in investing activities	(12,344)	(9,068)
Cash provided by (used in) financing activities	20,199	(62,971)

Decrease in cash	$(6,047)	$(30,044)

Net cash used in operating activities for the six months ended June 30, 2013 was $13.9 million as compared to cash provided by operating activities of $42.0 million for the corresponding 2012 period. The decrease of $55.9 million was primarily attributable to cash used to pay certain amounts related to the redemption of the senior notes and the extinguishment of debt of $41.9 million, and a $16.7 million payment related to the termination of the consulting agreements with Popular and Apollo.

Net cash used in investing activities for the six months ended June 30, 2013 was $12.3 million as compared to $9.1 million for the corresponding period in 2012. The increase in cash used of $3.2 million was primarily due to an increase in the acquisition of software in 2013.

Net cash provided by financing activities for the six months ended June 30, 2013 was $20.2 million as compared to cash used in financing activities of $63.0 million in the corresponding 2012 period. Cash provided by financing activities in 2013 consisted of proceeds from the Initial Public Offering and from the issuance of additional debt amounting to $812.4 million, partially offset by $763.9 million of debt repayment, $12.1 million of debt issuance costs and $16.7 million in taxes paid as a result of cashless exercise of stock options. Cash used in financing activities during 2012 resulted from the payment of dividends of $269.8 million, partially offset by proceeds received from the issuance of debt of $208.7 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $12.3 million and $8.9 million for the six months ended June 30, 2013 and 2012, respectively. Capital expenditures are expected to be funded by cash flows from operations and, if necessary, borrowings under the revolving credit facility.

Financial Obligations

Previous Senior Secured Credit Facilities and Senior Notes

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility which matures on April 17, 2018, a $400.0 million term loan B facility which matures on April 17, 2020 and a $100.0 million revolving credit facility which matures on April 18, 2018. The net proceeds received by EVERTEC Group from the new senior secured credit facilities, together with other cash available to EVERTEC Group, were used to, among other things, refinance EVERTEC Group’s previous senior secured credit facilities and redeem a portion of EVERTEC’s 11% Senior Notes due 2018 (the “senior notes”), as further explained below.

On March 29, 2013, EVERTEC Group provided notice to Wilmington Trust, National Association (the “Trustee”) pursuant to the Indenture, dated as of September 30, 2010 (as supplemented by Supplemental Indenture No. 1, dated as of April 17, 2012, Supplemental Indenture No. 2, dated as of May 7, 2012 and Supplemental Indenture No. 3, dated as of May 7, 2012) between EVERTEC Group and EVERTEC Finance Corp. (together, the “Co-Issuers”), the Guarantors named therein and the Trustee (the “Indenture”), that the Co-Issuers had elected to (i) redeem $91.0 million principal amount of their outstanding senior notes, at a redemption price of 111.0%, plus accrued and unpaid interest, on April 29, 2013 (the “Partial Redemption”) and (ii) redeem all of their outstanding senior notes (after giving effect to the redemption of $91.0 million principal amount of the senior notes described in clause (i)) at a redemption price of 100% plus a make-whole premium of 120%, plus accrued and unpaid interest, on April 30, 2013 (the “Full Redemption”). On April 17, 2013, the Co-Issuers and the Trustee entered into a Satisfaction and Discharge Agreement whereby EVERTEC Group caused to be irrevocably deposited with the Trustee, to satisfy and to discharge the Co-Issuers’ obligations under the Indenture (a) a portion of the net cash proceeds received by the Company in the Initial Public Offering to Holdings, which contributed such proceeds to EVERTEC Group, in an amount sufficient to effect the Partial Redemption on April 29, 2013 and (b) proceeds from the 2013 Credit Agreement described above in an amount sufficient to effect the Full Redemption on April 30, 2013. On April 29, 2013, the Partial Redemption was effected and on April 30, 2013, the Full Redemption was effected.

New Senior Secured Credit Facilities

Term A

The term loan A has a principal amount of $300.0 million (“Term A Loan”) and requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018 and (d) the remaining outstanding principal amount on the maturity of the Term A Loans on April 17, 2018. Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no interest rate minimum or floor.

Term B

The term loan B has a principal amount of $400.0 million (“Term B Loan”) and requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loans on April 17, 2020. Interest is payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75% or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the available unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on utilization. As of June 30, 2013, the revolving credit facility was undrawn.

All loans may be prepaid without premium or penalty, except for a 1% premium payable if any of the Term B Loans are refinanced or repriced with debt having a lower effective interest rate on or prior to April 17, 2014.

The new senior secured credit facilities allow EVERTEC Group to obtain an incremental amount of term loan and/or revolving credit facility commitments not to exceed the greater of (i) $200,000 and (ii) maximum amount of debt that would not cause EVERTEC Group’s pro forma secured leverage ratio to exceed 4.25 to 1.00.

The revolving credit facility is available for general corporate purposes and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings. All obligations under the new senior secured credit facilities are unconditionally guaranteed by EVERTEC Intermediate Holdings, LLC and, subject to certain exceptions, each of EVERTEC Group’s existing and future wholly-owned subsidiaries. All obligations under the new senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of EVERTEC Group’s assets and the assets of the guarantors, subject to certain exceptions.

See Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Other Short-Term Borrowing

In December 2012, we entered into a financing agreement in the ordinary course of business to purchase certain software and related services in the amount of $13.0 million to be repaid in three payments over a term of ten months. As of June 30, 2013, the outstanding balance of this other short-term borrowing was $8.7 million.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 as defined in the 2013 Credit Agreement (total first lien secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. However, all of the covenants in these agreements are subject to significant exceptions. As of June 30, 2013, the senior secured leverage ratio was 3.94 to 1.00.

In this Quarterly Report on Form 10-Q, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands)	Three months ended June 30, 2013	Six months ended June 30, 2013	Twelve months ended June 30, 2013
Net (loss) income	$(64,935)	$(59,463)	$16,402
Income tax benefit	(5,012)	(4,961)	(64,877)
Interest expense, net	9,698	24,918	54,698
Depreciation and amortization	17,842	35,417	71,157

EBITDA	(42,407)	(4,089)	77,380
Software maintenance reimbursement and other costs (1)	489	1,091	2,213
Equity income (2)	153	(124)	780
Compensation and benefits (3)	6,218	6,549	7,244
Pro forma cost reduction adjustments (4)	75	150	2,300
Transaction, refinancing and other non-recurring fees (5)	59,645	61,515	65,027
Management fees (6)	19,261	20,109	21,600
Purchase accounting (7)	(3)	(19)	(1,201)

Adjusted EBITDA	43,431	85,182	175,343
Pro forma cost reduction adjustments(8)	(75)	(150)	(2,300)
Operating depreciation and amortization(9)	(8,079)	(15,894)	(31,811)
Cash interest expense, net (10)	(5,434)	(11,110)	(38,227)
Cash income taxes (11)	(969)	(1,666)	(3,023)

Adjusted net income	$28,874	$56,362	$99,982

Adjusted net income per common share:(12)
Basic	$0.37	$0.74
Diluted	$0.35	$0.70
Shares used in computing adjusted net income per common share:(12)
Basic	78,928,780	75,849,551
Diluted	82,747,507	80,076,665

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
(3)	Primarily represents non-cash equity based compensation expense.
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

(5)	Represents fees and expenses associated with non-recurring corporate transactions.
(6)

Represents consulting fees paid to Apollo and Popular. In connection with our Initial Public Offering during the second quarter of 2013, our consulting agreements with Apollo and Popular were terminated.

(7)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(8)	Represents the elimination of the pro-forma benefits described in note (4) above.
(9)	Represents operating depreciation and amortization expense which excludes amounts generated as a result of the Merger.
(10)

For the quarter and six months ended June 30, 2013 represents pro forma cash interest expense assuming EVERTEC’s April 2013 refinancing occurred on January 1, 2013. For the twelve months period, includes the pro forma cash interest expense mentioned above for the 2013 period and for the 2012 period represents interest expense, less interest income, as they appear on our consolidated statements of (loss) income and comprehensive (loss) income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.

(11)	Represents cash taxes paid for each period presented.
(12)	Share count was adjusted for the 2:1 stock split that occurred on April 1, 2013.

Off Balance Sheet Arrangements

As of June 30, 2013, we had an off balance sheet item of $59.0 million related to the unused amount of windfall that is available to offset future taxable income.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to this off-balance sheet item.

Contractual Obligations

Our contractual obligations changed from those reported at December 31, 2012 in the Registration Statement as a result of the refinancing of EVERTEC Group’s previous senior secured credit facilities and the redemption of the senior notes. On April 17, 2013, EVERTEC Group entered into the 2013 Credit Agreement governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility, a $400.0 million term loan B facility and a $100.0 million revolving credit facility.

The following table reflects contractual obligations under long-term debt as of June 30, 2013.

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$828,935	$41,499	$81,328	$302,400	$403,708

(1)

Long-term debt includes the payments of cash interest (based on interest rates as of June 30, 2013 for variable rate debt) and aggregate principal amount of our senior secured credit facilities, as well as commitments fees related to the unused portion of the secured revolving credit facility, as required under the terms of the Credit Agreement.

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

Interest rate risk

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2013, under the senior secured credit facilities would increase our annual interest expense by approximately $7.0 million.

See Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to our senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income (loss) in the unaudited consolidated balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of (loss) income and comprehensive (loss) income. At June 30, 2013, the Company had $1.1 million in a favorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss) compared to an unfavorable foreign currency translation adjustment of $0.8 million at December 31, 2012.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Registration Statement, other than as described below:

The following risk factor set forth in the Registration Statement is deleted: “We currently have no plans to pay regular dividends on our common stock, so you may not receive funds without selling your common stock.” and replaced with the risk factor set forth below:

Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our debt agreements, and will be at the sole discretion of our Board of Directors and will also depend on many factors.

Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our debt agreements, and will be at the sole discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant. The terms of our senior secured credit facilities may restrict our ability to pay cash dividends on our common stock. We are prohibited from paying any cash dividend on our common stock unless we satisfy certain conditions. The senior secured credit facilities also include limitations on the ability of our subsidiaries to pay dividends to us. Furthermore, we will be permitted under the terms of our debt agreements to incur additional indebtedness that may severely restrict or prohibit the payment of dividends. The agreements governing our current and future indebtedness may not permit us to pay dividends on our common stock.

Additionally, the below risk factor set forth in the Registration Statement is revised as follows:

We and our subsidiaries conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the targets of U.S. economic sanctions and embargoes. If we are found to have failed to comply with applicable U.S. sanctions laws and regulations in these instances, we and our subsidiaries could be exposed to fines, sanctions and other penalties or other governmental investigations.

We and our subsidiaries conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers’ customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes, including Cuba. As a U.S.-based entity, we and our subsidiaries are obligated to comply with the economic sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations prohibit U.S.-based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments, or countries designated by the U.S. government under one or more sanctions regimes. Failure to comply with these sanctions and embargoes may result in material fines, sanctions or other penalties being imposed on us or other governmental investigations. In addition, various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving sanctioned countries or entities.

For these reasons, we have established risk-based policies and procedures designed to assist us and our personnel in complying with applicable U.S. laws and regulations. These policies and procedures include the use of software to screen transactions we process for evidence of sanctioned-country and persons involvement. Consistent with a risk-based approach and the difficulties of identifying all transactions of our customers’ customers that may involve a sanctioned country, there can be no assurance that our policies and procedures will prevent us from violating applicable U.S. laws and regulations in every transaction in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.

Because we process transactions on behalf of the aforementioned financial institutions through the aforementioned payment networks, we have processed a limited number of transactions potentially involving sanctioned countries and there can be no assurances that, in the future, we will not inadvertently process such transactions. Due to a variety of factors, including technical failures and limitations of our transaction screening process, conflicts between U.S. and local laws, political or other concerns in certain countries in which we and our subsidiaries operate, and/or failures in our ability effectively to control employees operating in certain non-U.S. subsidiaries, we have not rejected every transaction originating from or otherwise involving sanctioned countries, or persons and there can be no assurances that, in the future, we will not inadvertently fail to reject such transactions.

On June 25, 2010, EVERTEC, LLC discovered potential violations of the Cuban Assets Control Regulations (“CACR”), which are administered by OFAC, which occurred due to an oversight in the activation of screening parameters for two customers located in Haiti and Belize. Upon discovery of these potential violations, EVERTEC, LLC initiated an internal review and submitted an initial notice of voluntary self-disclosure to OFAC on July 1, 2010. OFAC responded to this initial report with requests for additional information. EVERTEC, LLC provided the information requested on September 24, 2010 in its final notice of voluntary self-disclosure, which also included information on the remedial measures and new and enhanced internal controls adopted by EVERTEC, LLC to avoid this situation in the future. These potential violations involved a small number of processed transactions from Cuba compared to the overall number of transactions processed for these customers during the two-month period in which the screening failures occurred. We cannot predict the timing or ultimate outcome of the OFAC review, the total costs to be incurred in response to this review, the potential impact on our personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with U.S. sanctions regulations, or to what extent, if at all, we could be subject to penalties or other governmental investigations.

Separately, on September 15, 2010, EVERTEC, LLC submitted an initial notice of voluntary self-disclosure to OFAC regarding certain activities of its former Venezuelan subsidiary, EVERTEC de Venezuela, C.A. (which ceased being a subsidiary of EVERTEC, LLC after the closing of the Merger and is now known as Tarjetas y Transacciones en Red TRANRED, C.A. (“Tranred”)) and one of EVERTEC, LLC’s Costa Rican subsidiaries (which continues to be a subsidiary of EVERTEC, LLC after the closing of the Merger). This initial self-disclosure informed OFAC that these subsidiaries appeared to have been involved in processing Cuba-related credit card transactions that EVERTEC, LLC and the subsidiaries believed they could not reject under governing local law and policies, but which nevertheless may not be consistent with the CACR. With respect to EVERTEC, LLC and its former Venezuelan subsidiary, we disclosed that they completely ceased processing Cuba-related credit card transactions for financial institutions operating in Venezuela on September 4, 2010. We also disclosed that EVERTEC, LLC’s Costa Rican subsidiary completely ceased processing Cuba-related credit card transactions for financial institutions operating in Costa Rica in January 2009. In addition, it was also disclosed that EVERTEC, LLC’s Costa Rican subsidiary’s switch had served as a conduit through which information about Cuban-related debit card transactions was transmitted to credit card associations and issuer banks, which made the decisions to approve or reject the transactions.

On November 15, 2010, EVERTEC, LLC submitted its final notice of voluntary self-disclosure on these transactions to OFAC. The final report indicated the measures that we had taken to determine the amount of the credit transactions relating to Cuba that had not been rejected between 2007 and 2010. In addition, we confirmed that EVERTEC, LLC terminated the routing of the Cuban-related debit card transaction information through its Costa Rican subsidiary on September 30, 2010. While the credit and debit card transactions at issue represent a small proportion of the overall number of transactions processed for these financial institutions, the transactions occurred over an extended period of time.

On August 7, 2013, Popular submitted a voluntary self-disclosure to OFAC regarding certain routed debit card transactions by Tranred between October 2010 and May 2013 that may be in violation of the CACR. The voluntary self-disclosure also states that these transactions constitute a small number of transactions compared to the overall number of transactions Tranred processed, and are representative of transactions that may have occurred prior to October 2010 when the entity was subject to the ownership and control of EVERTEC. We have been advised by Popular that effective May 2013, Tranred implemented a new control filter in its debit card transaction routing system to prevent the routing by Tranred of any debit card transaction originating in Cuba.

Should OFAC determine that certain activities identified in the voluntary self-disclosures described above constituted violations of the CACR, civil or criminal penalties could be assessed against EVERTEC, LLC and/or its subsidiaries. Since the November 15, 2010 submission by EVERTEC, LLC, there have been no communications between OFAC and EVERTEC, LLC regarding the transactions included in the above-described voluntary self-disclosures.

Popular agreed to specific indemnification obligations with respect to all of the matters described above and certain other matters, in each case, subject to the terms and conditions contained in the Merger Agreement dated June 30, 2010 as amended and/or contained in the Venezuela Transition Services Agreement dated September 29, 2010 as amended. However, we cannot assure you that we will be able to fully collect any claims made with respect to such indemnities or that Popular and/or Tranred will satisfy its indemnification obligations to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Second Amendment to Stockholder Agreement, dated June 30, 2013, among EVERTEC, Inc. and the holders party thereto.

10.2*	Resignation Agreement, dated August 1, 2013 and effective as of August 7, 2013, by and between EVERTEC, Inc. and Felix M. Villamil Pagani.

10.3*	Amendment to Stock Option Agreement, dated August 1, 2013, by and between EVERTEC, Inc. and Felix M. Villamil Pagani.

10.4*	Form of EVERTEC, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.5	Agreement for Termination of Transition Services Agreement, dated as of July 31, 2013, by and among Popular, Inc., EVERTEC Group, LLC and TARJETAS Y TRANSACCIONES EN RED TRANRED, C.A. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed August 6, 2013, File No. 001-35872)

10.6	Letter Agreement re: amendment to Merger Agreement, dated as of July 31, 2013, by and among Popular, Inc., EVERTEC Group, LLC (on behalf of itself and as successor in interest to Carib Acquisition, Inc.) and AP Carib Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed August 6, 2013, File No. 001-35872)

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: August 14, 2013	By:	/s/ Peter Harrington
Peter Harrington Chief Executive Officer

Date: August 14, 2013	By:	/s/ Juan J. Román
Juan J. Román Chief Financial Officer

S-1