Form 10-Q
period 2013-09-30
EVERTEC, Inc.
filed 2013-11-07
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

At November 1, 2013, there were 81,938,299 outstanding shares of common stock of EVERTEC, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EVERTEC, Inc. (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash	$27,960	$25,634
Restricted cash	5,096	4,939
Accounts receivable, net	69,249	78,621
Deferred tax asset	383	1,434
Prepaid expenses and other assets	21,800	19,345

Total current assets	124,488	129,973
Investment in equity investee	10,827	11,080
Property and equipment, net	31,992	36,737
Goodwill	373,223	372,307
Other intangible assets, net	375,292	403,170
Other long-term assets	19,657	24,478

Total assets	$935,479	$977,745

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$28,778	$34,609
Accounts payable	14,912	24,482
Unearned income	3,791	1,166
Income tax payable	246	2,959
Current portion of long-term debt	19,000	6,052
Short-term borrowings	6,132	26,995
Deferred tax liability, net	658	632

Total current liabilities	73,517	96,895
Long-term debt	670,209	730,709
Long-term deferred tax liability, net	16,965	24,614
Other long-term liabilities	333	3,072

Total liabilities	761,024	855,290

Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 81,909,582 and 72,846,144 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	819	728
Additional paid-in capital	155,166	52,155
Accumulated earnings	17,562	70,414
Accumulated other comprehensive income (loss)	908	(842)

Total stockholders’ equity	174,455	122,455

Total liabilities and stockholders’ equity	$935,479	$977,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Merchant acquiring, net	$18,211	$16,810	$53,835	$51,499
Payment processing (from affiliates: $7,338, $7,203, $21,846 and $22,005)	24,731	23,284	73,128	69,986
Business solutions (from affiliates: $33,500, $29,822, $102,996 and $90,866)	44,472	43,745	136,965	129,214

Total revenues	87,414	83,839	263,928	250,699

Operating costs and expenses

Cost of revenues, exclusive of depreciation and amortization shown below	39,114	40,897	121,873	118,469
Selling, general and administrative expenses	8,779	7,295	29,780	24,759
Depreciation and amortization	17,657	17,765	53,074	53,517

Total operating costs and expenses	65,550	65,957	204,727	196,745

Income from operations	21,864	17,882	59,201	53,954

Non-operating (expenses) income
Interest income	54	38	147	237
Interest expense	(6,403)	(14,784)	(31,414)	(39,214)
Earnings (losses) of equity method investment	198	(472)	823	103
Other income (expenses):
Loss on extinguishment of debt	—	—	(58,464)	—
Termination of consulting agreements	—	—	(16,718)	—
Other income (expenses)	448	855	(1,838)	(9,802)

Total other income (expenses)	448	855	(77,020)	(9,802)

Total non-operating (expenses) income	(5,703)	(14,363)	(107,464)	(48,676)

Income (loss) before income taxes	16,161	3,519	(48,263)	5,278
Income tax expense (benefit)	1,358	1,243	(3,603)	1,501

Net income (loss)	14,803	2,276	(44,660)	3,777
Other comprehensive (loss) income, net of tax of $11, $0, $29 and $13
Foreign currency translation adjustments	(210)	215	1,750	2,551

Total comprehensive income (loss)	$14,593	$2,491	$(42,910)	$6,328

Net income (loss) per common share - basic	$0.18	$0.03	$(0.57)	$0.05

Net income (loss) per common share - diluted	$0.18	$0.03	$(0.57)	$0.05

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except per share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

Balance at December 31, 2012	72,846,144	$728	$52,155	$70,414	$(842)	$122,455
Issuance of common stock upon initial public offering, net of offering costs	6,250,000	63	112,369			112,432
Share-based compensation recognized			5,719			5,719
Tax windfall benefit on exercises of stock options and vesting of restricted stocks			1,627			1,627
Stock options exercised, net of cashless exercise	2,813,438	28	(16,704)			(16,676)
Net loss				(44,660)		(44,660)
Cash dividends paid on common stock				(8,192)		(8,192)
Other comprehensive income					1,750	1,750

Balance at September 30, 2013	81,909,582	$819	$155,166	$17,562	$908	$174,455

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(44,660)	$3,777
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	53,074	53,517
Amortization of debt issue costs and premium and accretion of discount	3,136	3,748
Write-off of debt issue costs, premium and discount accounted as loss on extinguishment	16,555	—
Provision for doubtful accounts and sundry losses	954	1,291
Deferred tax benefit	(6,723)	(4,662)
Share-based compensation	5,719	889
Unrealized gain of indemnification assets	(21)	(334)
Amortization of a contract liability	—	(703)
Loss on disposition of property and equipment	30	62
Earnings from equity method investment	(823)	(103)
Dividend received from equity method investment	500	728
Premium on issuance of long-term debt	—	2,000
(Increase) decrease in assets:
Accounts receivable, net	9,035	(3,831)
Prepaid expenses and other assets	(2,591)	2,414
Other long-term assets	(1,928)	—
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(18,485)	11,476
Income tax payable	(2,713)	(1,201)
Unearned income	2,625	35

Total adjustments	58,344	65,326

Net cash provided by operating activities	13,684	69,103

Cash flows from investing activities
Net (increase) decrease in restricted cash	(157)	582
Intangible assets acquired	(9,591)	(5,430)
Property and equipment acquired	(7,380)	(7,540)
Proceeds from sales of property and equipment	16	80

Net cash used in investing activities	(17,112)	(12,308)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs of $12,567	112,369	—
Proceeds from issuance of debt	700,000	208,725
Statutory minimum withholding taxes paid on cashless exercises of stock options	(16,704)	—
Debt issuance costs	(12,077)	(2,174)
Repayment of short-term borrowings, net	(22,663)	—
Proceeds from new short-term borrowing for purchase of equipment	1,800	—
Dividends paid	(8,192)	(269,772)
Tax windfall benefits on exercises of stock options and vesting of restricted stocks	1,627	—
Issuance of common stock	91	450
Repayment of other financing agreement	(224)	(112)
Repayment of long-term debt	(750,273)	—

Net cash provided by (used in) financing activities	5,754	(62,883)

Net increase (decrease) in cash	2,326	(6,088)
Cash at beginning of the period	25,634	56,200

Cash at end of the period	$27,960	$50,112

Supplemental disclosure of non-cash activities:
Dividend declared not received from equity method investment	$500	$1,457
Trade payable due to vendor related to software acquired	$2,903	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 1 – The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “us,” or “our”) is the leading full-service transaction processing business in Latin America and the Caribbean. We are based in Puerto Rico and provide a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. We process over 1.8 billion transactions annually, and manage the electronic payment network for over 4,100 automated teller machines (“ATM”) and over 104,000 point-of-sale (“POS”) payment terminals. According to the July 2013 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and the seventh largest in Latin America based on total number of transactions. We own and operate the ATH network, one of the leading ATM and personal identification number debit networks in Latin America. In addition, we provide a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions we serve. We serve a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with ‘mission critical’ technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely, and we believe that our business is well positioned to continue to expand across the fast growing Latin American region.

Our subsidiaries include EVERTEC Intermediate Holdings, LLC (“Holdings,” formerly known as Carib Holdings, Inc.), EVERTEC Group, LLC (“EVERTEC Group”), EVERTEC Dominicana SAS., EVERTEC Panamá, S.A., EVERTEC Latinoamérica, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), Tarjetas Inteligentes Internacionales, S.A., EVERTEC Guatemala, S.A. and EVERTEC México Servicios de Procesamiento, S.A. de C.V.

Initial Public Offering

On April 17, 2013, the Company completed its initial public offering (“Initial Public Offering”) of 28,789,943 shares of common stock at a price to the public of $20.00 per share. A total of 6,250,000 shares were offered by the Company and a total of 22,539,943 shares were offered by selling stockholders of the Company, of which 13,739,284 shares were sold by an affiliate of Apollo Global Management, LLC (“Apollo”) and 8,800,659 shares were sold by Popular. The Company used net proceeds of approximately $117.4 million from its sale of shares in the Initial Public Offering and proceeds from borrowings under the 2013 Credit Agreement (as defined in Note 4), together with available cash on hand, to redeem its senior notes (as defined in Note 4) and to refinance its previous senior secured credit facilities.

Public Offering by Selling Stockholders

On September 18, 2013, the Company completed a public offering of 23,000,000 shares of its common stock by Apollo, Popular, and certain officers and current and former employees of the Company at a price to the public of $22.50 per share. The Company did not receive any proceeds from this offering. After completion of this offering, Apollo owned approximately 9.2 million shares of our common stock, or 11.2% and Popular owned approximately 17.5 million shares of our common stock, or 21.3%.

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

In the opinion of management, the accompanying unaudited consolidated financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from the unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As these unaudited consolidated financial statements are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2012, included in the Company’s Registration Statement on Form S-1 (File No. 333-186487) (as amended, the “Registration Statement”), which was declared effective by the SEC on April 11, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations for the full year or any future period.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 2 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2013	December 31, 2012

Buildings	30	$1,731	$2,096
Data processing equipment	3 - 5	63,399	59,901
Furniture and equipment	3 -20	6,639	6,183
Leasehold improvements	5 - 10	2,860	2,380

		74,629	70,560
Less - accumulated depreciation and amortization		(44,172)	(35,331)

Depreciable assets, net		30,457	35,229
Land		1,535	1,508

Property and equipment, net		$31,992	$36,737

Depreciation and amortization expense related to property and equipment was $4.1 million and $12.2 million for the three and nine months ended September 30, 2013, respectively, and $4.0 million and $12.1 million for the corresponding 2012 periods.

Note 3 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 11):

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Total

Balance at December 31, 2012	$138,121	$187,028	$47,158	$372,307
Foreign currency translation adjustments	—	666	250	916

Balance at September 30, 2013	$138,121	$187,694	$47,408	$373,223

Goodwill is tested for impairment at least annually using the qualitative assessment option or step zero process. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.

During the third quarter of 2013, we conducted a qualitative assessment of each reporting unit’s fair value as of August 31, 2013. As part of our qualitative assessment, we considered the results of our 2011 impairment test (which indicated that the fair value of each reporting unit was in excess of 30% of its carrying amount) as well as current market conditions and changes in the carrying amount of our reporting units that occurred subsequent to the 2011 impairment test. Based on the results of this qualitative assessment, we believe the fair value of goodwill for each of our reporting units continues to exceed their respective carrying amounts and concluded that it was not necessary to conduct the two-step goodwill impairment test. Accordingly, no impairment losses for the period were recognized.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The carrying amount of other intangible assets for the nine months ended September 30, 2013 and the year ended December 31, 2012 consisted of the following:

(Dollar amounts in thousands)		September 30, 2013
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	14	$314,070	$(67,577)	$246,493
Trademark	10 -15	39,950	(10,392)	29,558
Software packages	3 - 5	113,866	(59,856)	54,010
Non-compete agreement	15	56,539	(11,308)	45,231

Other intangible assets, net		$524,425	$(149,133)	$375,292

(Dollar amounts in thousands)		December 31, 2012
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	14	$313,726	$(50,769)	$262,957
Trademark	10 -15	39,950	(7,794)	32,156
Software packages	3 - 5	110,478	(50,479)	59,999
Non-compete agreement	15	56,539	(8,481)	48,058

Other intangible assets, net		$520,693	$(117,523)	$403,170

For the three and nine months ended September 30, 2013, the Company recorded amortization expense related to other intangibles of $13.6 million and $40.9 million, respectively, compared to $13.8 million and $41.4 million for the corresponding 2012 periods.

The estimated amortization expense of the balances outstanding at September 30, 2013 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2013	$13,054
2014	49,162
2015	44,780
2016	35,193
2017	32,008
2018	30,129

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 4 – Debt and Short-Term Borrowings

Total debt as of September 30, 2013 and December 31, 2012 was as follows:

(Dollar amounts in thousands)	September 30, 2013	December 31, 2012

Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1))	$295,881	$—
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2))	393,328	—
Senior Secured Credit Facility due on September 30, 2016 paying interest at a variable interest rate (LIBOR plus applicable margin(3))	—	484,414
Senior Secured Revolving Credit Facility paying interest at a variable interest rate	—	14,000
Senior Notes due on October 1, 2018, paying interest semi-annually at a rate of 11% per annum	—	252,347
Other short-term borrowing	6,132	12,995

Total debt	$695,341	$763,756

(1)	Applicable margin of 2.50% at September 30, 2013.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.75% at September 30, 2013.
(3)	Subject to a minimum rate (“LIBOR floor”) of 1.50% plus applicable margin of 4.00% at December 31, 2012.

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”) which matures on April 17, 2018, a $400.0 million term loan B facility (the “Term B Loan”) which matures on April 17, 2020 and a $100.0 million revolving credit facility which matures on April 17, 2018. The net proceeds received by EVERTEC Group from the new senior secured credit facilities, together with other cash available to EVERTEC Group, were used to, among other things, refinance EVERTEC Group’s previous senior secured credit facilities and redeem a portion of EVERTEC’s 11% Senior Notes due 2018 (the “senior notes”), as further described below.

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

Senior Notes

On March 29, 2013, EVERTEC Group provided notice to Wilmington Trust, National Association (the “Trustee”) pursuant to the Indenture, dated as of September 30, 2010 (as supplemented by Supplemental Indenture No. 1, dated as of April 17, 2012, Supplemental Indenture No. 2, dated as of May 7, 2012 and Supplemental Indenture No. 3, dated as of May 7, 2012) between EVERTEC Group and EVERTEC Finance Corp. (together, the “Co-Issuers”), the Guarantors named therein and the Trustee (the “Indenture”), that the Co-Issuers had elected to (i) redeem $91.0 million principal amount of their outstanding senior notes, at a redemption price of 111.0%, plus accrued and unpaid interest, on April 29, 2013 (the “Partial Redemption”) and (ii) redeem all of their outstanding senior notes (after giving effect to the redemption of $91.0 million principal amount of the senior notes described in clause (i)) at a redemption price of 100.0% plus a make-whole premium and accrued and unpaid interest, on April 30, 2013 (the “Full Redemption”). On April 17, 2013, the Co-Issuers and the Trustee entered into a Satisfaction and Discharge Agreement whereby EVERTEC Group caused to be irrevocably deposited with the Trustee, to satisfy and to discharge the Co-Issuers’ obligations under

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

the Indenture (a) a portion of the net cash proceeds received by the Company in the Initial Public Offering to Holdings, which contributed such proceeds to EVERTEC Group, in an amount sufficient to effect the Partial Redemption on April 29, 2013 and (b) proceeds from the 2013 Credit Agreement described above in an amount sufficient to effect the Full Redemption on April 30, 2013. On April 29, 2013, the Partial Redemption was effected and on April 30, 2013, the Full Redemption was effected.

Based on accounting guidance, the senior notes were considered extinguished. Accordingly, the outstanding premium of $1.8 million and unamortized debt issuance costs of $7.0 million were written-off and presented as a loss on extinguishment of debt. In addition, the redemption premium payments totaling $41.9 million were accounted for as a loss on extinguishment of debt.

New Senior Secured Credit Facilities

Term A Loan

As of September 30, 2013, the outstanding principal amount of the Term A Loan was $296.3 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of September 30, 2013, the outstanding principal amount of the Term B Loan was $399.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio. As of September 30, 2013, the revolving credit facility was undrawn.

All loans may be prepaid without premium or penalty, except for a 1% premium payable if any of the Term B Loans are refinanced or repriced with syndicated secured term loans having a lower effective interest rate on or prior to April 17, 2014.

The new senior secured credit facilities were evaluated under accounting guidance and accordingly, $7.2 million of debt issue costs were capitalized and are being amortized over the term of the new debt using the interest method and $4.9 million of debt issue costs were expensed and are presented in our second quarter 2013 financials as a loss on the extinguishment of debt.

The new senior secured credit facilities contain various restrictive covenants. The Term A Loan and the revolving credit facility (subject to certain exceptions) require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. As of September 30, 2013, the Company was in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 5 – Financial Instruments and Fair Value Measurements

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

The following table summarizes fair value measurements by level at September 30, 2013 and December 31, 2012 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2013
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$4,173	$4,173

December 31, 2012
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$6,099	$6,099

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the Merger. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of September 30, 2013, therefore resulting in a net unrealized gain of approximately $2,000 and $21,000 for the three and nine months ended September 30, 2013, respectively, and $0.6 million and $0.3 million for the corresponding 2012 periods, which are reflected within the other income (expenses) caption in the unaudited consolidated statements of income (loss) and comprehensive income (loss). The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheets.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The unobservable inputs related to the Company’s indemnification assets as of September 30, 2013 using the discounted cash flow model include the discount rate of 5.42% and the projected cash flows of $4.2 million.

For indemnification assets a significant increase or decrease in market rates and cash flows could result in a significant impact to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, could also increase or decrease the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Indemnification assets:
Software cost reimbursement	$4,173	$4,173	$6,099	$6,099

Financial liabilities:
New senior secured term loans:
Senior secured term loan A	$295,881	$292,695	$—	$—
Senior secured term loan B	393,328	384,038	—	—
Senior secured term loan	—	—	484,414	497,498
Senior notes	—	—	252,347	275,550

The fair value of the new senior secured term loans at September 30, 2013, as well as the previous senior secured term loan and the senior notes at December 31, 2012 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The previous senior secured term loan and senior notes as well as the new senior secured term loans, which are not measured at fair value in the balance sheets, if measured at fair value it will be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	2013	2012

Indemnification assets:
Beginning balance	$4,540	$6,120	$6,099	$7,464
Payments received	(369)	(1,017)	(1,947)	(2,145)
Unrealized gain recognized in other income (expenses)	2	550	21	334

Ending balance	$4,173	$5,653	$4,173	$5,653

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 6 – Share-based Compensation

The following table summarizes the nonvested stock options activity for the nine months ended September 30, 2013:

Nonvested stock options	Shares	Weighted-average exercise prices

Nonvested at December 31, 2012	4,571,258	$2.16
Vested	(3,757,099)	2.07

Nonvested at September 30, 2013	814,159	$2.57

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

The following table summarizes the nonvested restricted shares activity for the nine months ended September 30, 2013:

Nonvested restricted shares	Shares	Weighted-average grant date fair value

Nonvested at December 31, 2012	115,420	$5.90
Vested	(115,420)	5.90
Granted	9,133	24.64

Nonvested at September 30, 2013	9,133	$24.64

During the third quarter of 2013, the Company granted to three of its directors restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan.

Share-based compensation recognized was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Share-based compensation recognized
Stock options	$204	$151	$5,416	$442
Restricted shares	32	181	303	447

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

The maximum unrecognized cost for stock options was $1.3 million as of September 30, 2013 related to Tranche A time vesting options. The maximum unrecognized cost for restricted stock units was $0.2 million as of September 30, 2013.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 7 – Income Tax

The components of income tax expense (benefit) for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	2013	2012

Current tax provision	$1,830	$693	$3,120	$6,163
Deferred tax (benefit) expense	(472)	550	(6,723)	(4,662)

Income tax expense (benefit)	$1,358	$1,243	$(3,603)	$1,501

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense (benefit) for the three and nine months ended September 30, 2013 and 2012 and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	2013	2012

Current tax provision
Puerto Rico	$1,456	$(1)	$1,712	$4,949
United States	24	138	453	481
Foreign countries	350	556	955	733

Total current tax provision	$1,830	$693	$3,120	$6,163

Deferred tax (benefit) expense
Puerto Rico	$(422)	$739	$(6,378)	$(4,166)
United States	(1)	(34)	(3)	(34)
Foreign countries	(49)	(155)	(342)	(462)

Total deferred tax (benefit) expense	$(472)	$550	$(6,723)	$(4,662)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

On June 30, 2013, the Governor of Puerto Rico signed into law Act 40, effective as of January 1, 2013, which increased the maximum corporate income tax rate from 30% to 39%. This rate increase is only applicable to the fully taxable operations of EVERTEC in Puerto Rico. As a result of this tax rate increase, the deferred taxes were revalued resulting in the Company recognizing additional non-cash income tax expense of $1.4 million for the first half of 2013. In addition, Act 40 established a national gross receipts tax based on gross revenues that is included as part of the alternative minimum tax calculation.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The income tax (benefit) expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	2013	2012

Computed income tax at statutory rates	$6,302	$1,057	$(18,823)	$1,583
Benefit of net tax-exempt interest income	(26)	(4)	(120)	(8)
Adjustment to deferred taxes due to changes in enacted tax rate	—	—	1,441	—
Differences in tax rates due to multiple jurisdictions	(287)	29	329	280
Effect of income subject to tax-exemption grant	(4,924)	475	14,058	(130)
Reversal of tax uncertainties reserve	—	—	(846)	(640)
Fair value adjustment of indemnification assets	—	(98)	—	266
Tax benefit CONTADO dividend	—	(123)	—	(123)
Tax expense due to change in estimate	191	—	191	—
Effect of net operating losses in foreign entities	162	—	162	278
Other	(60)	(93)	5	(5)

Income tax expense (benefit)	$1,358	$1,243	$(3,603)	$1,501

At September 30, 2013 the recorded value of our net operating loss (“NOL”) carryforwards was $12.4 million. The recorded value of our NOL carryforwards is approximately $7.3 million lower than the total NOL carryforwards available to us due to a windfall tax benefit. The windfall tax benefit is available to offset future taxable income and is considered an off-balance sheet item until the deduction reduces taxes payable. This windfall tax benefit results from tax deductions in excess of previously recorded compensation expense due to the difference in fair value of stock options at the time of the grant as compared to when they were exercised. The total gross NOL carryforwards available to us, including the windfall benefit, was $97.9 million as of September 30, 2013. Our NOL carryforwards have expiration dates up to 2023.

There are no open uncertain tax positions as of September 30, 2013.

Note 8 – Net Income (Loss) Per Common Share

The reconciliation of the numerator and denominator of the income (loss) per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands, except per share data)	2013	2012	2013	2012

Net income (loss)	$14,803	$2,276	$(44,660)	$3,777

Weighted average common shares outstanding	81,905,566	72,704,839	77,890,406	72,674,699

Weighted average potential dilutive common shares (1)(2)	956,972	3,540,566	—	4,043,383

Weighted average common shares outstanding - assuming dilution	82,862,538	76,245,405	77,890,406	76,718,082

Net income (loss) per common share - basic	$0.18	$0.03	$(0.57)	$0.05

Net income (loss) per common share - diluted	$0.18	$0.03	$(0.57)	$0.05

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.
(2)	For the nine months ended September 30, 2013, 2,784,779 potential common shares consisting of common stock under the assumed exercise of stock options and restricted stock awards using the treasury stock method were not included in the computation of the diluted net income (loss) per share since their inclusion would have an antidilutive effect.

On August 7, 2013, the Company’s Board of Directors approved a regular quarterly cash dividend of $0.10 per common share. The first quarterly dividend was paid on September 6, 2013 to stockholders of record at the close of business on August 19, 2013. Cash payments related to this dividend were approximately $8.2 million.

Note 9 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of September 30, 2013 and December 31, 2012 amounted to $0.3 million and is included within the accounts receivable, net caption in the accompanying unaudited consolidated balance sheets.

Rent expense of office facilities and real estate for the three and nine months ended September 30, 2013 amounted to $1.7 million and $5.7 million, respectively, compared to $1.9 million and $5.8 million for the corresponding 2012 periods. Also, rent expense for telecommunications and other equipment for the three and nine months ended September 30, 2013 amounted to $1.8 million and $5.3 million, respectively, compared to $1.7 million and $5.4 million for the corresponding 2012 periods.

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

Note 10 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	2013	2012

Total revenues (1)(2)	$40,838	$37,025	$124,842	$112,871

Cost of revenues	$1,570	$98	$6,680	$319

Rent and other fees(3)(4)	$1,636	$2,725	$31,708	$8,547

Interest earned from and charged by affiliate
Interest income	$25	$22	$67	$179

Interest expense(5)	$—	$1,857	$2,471	$5,600

(1)	Total revenues from Popular as a percentage of revenues were 46%, 43%, 46% and 44% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $0.6 million and $2.3 million for the three and nine months ended September 30, 2013, respectively, and $0.9 million and $2.6 million for the corresponding 2012 periods.
(3)	Includes management fees to equity sponsors amounting to $20.2 million for the nine months ended September 30, 2013, compared to $0.9 million and $2.9 million for the three and nine months ended September 30, 2012. Management fees paid during 2013 includes $16.7 million resulting from the termination of the consulting agreements as explained below. Rent and other fees also includes $5.9 million paid to Popular in connection with the redemption premium on the senior notes during the first half of 2013.
(4)	Includes $1.6 million, $2.7 million, $9.1 million and $8.5 million recorded as selling, general and administrative expenses for each of the periods presented above, and $22.6 million recorded as non-operating expenses for the nine months ended September 30, 2013 in the unaudited consolidated statement of income (loss) and comprehensive income (loss).
(5)	Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular. As a result of the debt refinancing and the redemption of the senior notes in April 2013, Popular’s participation in such debt was extinguished. See Note 4 for additional information related to the extinguishment of this debt.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

At September 30, 2013 and December 31, 2012, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	September 30, 2013	December 31, 2012

Cash and restricted cash deposits in affiliated bank	$23,581	$19,438

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$2,086	$2,157

Other long-term assets	$2,087	$3,942

Other due/to from affiliate
Accounts receivable	$18,273	$19,252

Prepaid expenses and other assets	$1,151	$—

Accounts payable(2)	$5,723	$3,845

Unearned income	$2,293	$—

Other long-term liabilities(2)	$333	$2,847

Long-term debt	$—	$90,186

(1)	Recorded in connection with reimbursements from Popular regarding certain software license fees.
(2)	Includes an account payable of $0.2 million and $0.4 million and a long-term liability of $0.3 million and $2.8 million for September 30, 2013 and December 31, 2012, respectively, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

At September 30, 2013, EVERTEC Group has a credit facility with Popular for $3.6 million, on behalf of EVERTEC CR, under which a letter of credit of a similar amount was issued.

Note 11 – Segment Information

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Other		Total

Three months ended September 30, 2013
Revenues	$18,211	$32,342	$44,472	$(7,611	)(1)	$87,414
Income from operations	8,568	14,056	11,282	(12,042	)(2)	21,864

Three months ended September 30, 2012
Revenues	16,810	28,463	43,745	(5,179	)(1)	83,839
Income from operations	8,225	13,587	7,801	(11,731	)(2)	17,882

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to the merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Other		Total

Nine months ended September 30, 2013
Revenues	$53,835	$92,168	$136,965	$(19,040	)(1)	$263,928
Income from operations	25,963	38,536	30,600	(35,898	)(2)	59,201

Nine months ended September 30, 2012
Revenues	51,499	85,711	129,214	(15,725	)(1)	250,699
Income from operations	24,736	38,652	25,751	(35,185	)(2)	53,954

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to the merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The reconciliation of income from operations to consolidated net income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	2013	2012
Segment income from operations
Merchant acquiring	$8,568	$8,225	$25,963	$24,736
Payment processing	14,056	13,587	38,536	38,652
Business solutions	11,282	7,801	30,600	25,751

Total segment income from operations	33,906	29,613	95,099	89,139
Merger related depreciation and amortization and other unallocated expenses(1)	(12,042)	(11,731)	(35,898)	(35,185)

Income from operations	$21,864	$17,882	$59,201	$53,954

Interest expense, net	(6,349)	(14,746)	(31,267)	(38,977)
Earnings of equity method investment	198	(472)	823	103
Other income (expenses)	448	855	(77,020)	(9,802)
Income tax (expense) benefit	(1,358)	(1,243)	3,603	(1,501)

Net income (loss)	$14,803	$2,276	$(44,660)	$3,777

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 12 – Subsequent Events

The Company evaluated subsequent events through the date that these unaudited consolidated financial statements were issued. There were no subsequent events requiring disclosure other than those below.

Quarterly Dividend. On November 6, 2013, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.10 per share to be paid on December 6, 2013 to stockholders of record at the close of business on November 18, 2013. Cash payments related to this dividend are expected to total approximately $8.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2013 and 2012, respectively; and (ii) the financial condition as of September 30, 2013. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2012, included in the Registration Statement and with the unaudited consolidated financial statements ( the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC, Inc. and its subsidiaries (collectively the “Company,” “EVERTEC,” “we,” “us,” or “our”) is the leading full-service transaction processing business in Latin America and the Caribbean. We are based in Puerto Rico and provide a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. We process over 1.8 billion transactions annually, and manage the electronic payment network for over 4,100 automated teller machines (“ATM”) and over 104,000 point-of-sale (“POS”) payment terminals. According to the July 2013 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and the seventh largest in Latin America based on total number of transactions. We own and operate the ATH network, one of the leading ATM and personal identification number debit networks in Latin America. In addition, we provide a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions we serve. We serve a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with ‘mission critical’ technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely, and we believe that our business is well positioned to continue to expand across the fast growing Latin American region.

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

Separation from and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of, the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, as well as several other related agreements, with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to utilize our services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with the terms of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement.

Following the completion of our Initial Public Offering on April 17, 2013 of 28,789,943 shares of our common stock and a public offering of 23,000,000 shares of our common stock by Apollo, Popular, and certain officers and current and former employees on September 18, 2013, Apollo and Popular currently own approximately 11.2% and 21.3%, respectively, of our common stock.

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

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the unaudited consolidated statements of income (loss) and comprehensive income (loss). Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to Audited Consolidated Financial Statements included in our Registration Statement.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and nine months ended September 30, 2013 and 2012. The following tables and discussion should be read in conjunction with the information contained in our Unaudited Consolidated Financial Statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2013 and 2012

The following tables present the components of our unaudited consolidated statements of income (loss) and comprehensive income (loss) by business segment and the change in those amounts for the three months ended September 30, 2013 and 2012.

Revenues

	Three months ended September 30,
(Dollar amounts in thousands)	2013	2012	Variance
Merchant acquiring, net	$18,211	$16,810	$1,401	8%
Payment processing	24,731	23,284	1,447	6%
Business solutions	44,472	43,745	727	2%

Total revenues	$87,414	$83,839	$3,575	4%

Total revenues for the three months ended September 30, 2013 were $87.4 million, representing an increase of $3.6 million or 4% as compared to the corresponding 2012 period.

Merchant acquiring revenues for the three months ended September 30, 2013 were $18.2 million, representing an increase of $1.4 million or 8% as compared to the corresponding 2012 period. The revenue growth in this quarter was primarily due to an increase in transaction and sales volumes.

Payment processing revenues for the three months ended September 30, 2013 were $24.7 million, representing an increase of $1.5 million or 6% as compared to the corresponding 2012 period. The revenue growth was primarily due to an increase in POS processing transactions and accounts on file within our card products business.

Business solutions revenues for the three months ended September 30, 2013 were $44.5 million, representing an increase of $0.7 million or 2% as compared to the corresponding 2012 period. Revenue growth was primarily driven by an increase in demand for our core banking and fulfillment services, partially offset by the intra-year timing of project completions and product sales.

Operating costs and expenses

	Three months ended September 30,
(Dollar amounts in thousands)	2013	2012	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$39,114	$40,897	$(1,783)	-4%
Selling, general and administrative expenses	8,779	7,295	1,484	20%
Depreciation and amortization	17,657	17,765	(108)	-1%

Total operating costs and expenses	$65,550	$65,957	$(407)	-1%

Total operating costs and expenses for the three months ended September 30, 2013 were $65.6 million, representing a decrease of $0.4 million or 1% as compared to the corresponding 2012 period.

Cost of revenues for the three months ended September 30, 2013 were $39.1 million, representing a decrease of $1.8 million or 4% as compared to the corresponding 2012 period. The reduction in our cost of revenues was primarily attributable to lower product sales within our business solutions segment and decrease in operating taxes as a result of the tax grant we received from the government of Puerto Rico in October 2012.

Selling, general and administrative expenses for the three months ended September 30, 2013 were $8.8 million, representing an increase of $1.5 million or 20% as compared to the corresponding 2012 period. The increase in our selling, general and administrative expenses was primarily attributable to certain one-time costs related to the secondary offering of common stock by Apollo and Popular this quarter.

Depreciation and amortization expense for the three months ended September 30, 2013 was $17.7 million, representing a decrease of $0.1 million or 1% as compared to the corresponding 2012 period.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended September 30,
(Dollar amounts in thousands)	2013	2012	Variance
Segment income from operations
Merchant acquiring, net	$8,568	$8,225	$343	4%
Payment processing	14,056	13,587	469	3%
Business solutions	11,282	7,801	3,481	45%

Total segment income from operations	33,906	29,613	4,293	14%
Merger related depreciation and amortization and other unallocated expenses (1)	(12,042)	(11,731)	(311)	-3%

Income from operations	$21,864	$17,882	$3,982	22%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended September 30, 2013 was $21.9 million, representing an increase of $4.0 million or 22% as compared to the corresponding 2012 period. The increase in income from operations was driven by the aforementioned factors impacting our revenues and operating costs and expenses.

See Note 11 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating (expenses) income

	Three months ended September 30,
(Dollar amounts in thousands)	2013	2012	Variance
Non-operating (expenses) income
Interest income	$54	$38	$16	42%
Interest expense	(6,403)	(14,784)	8,381	57%
Earnings (losses) of equity method investment	198	(472)	670	142%
Other income	448	855	(407)	-48%

Total non-operating (expenses) income	$(5,703)	$(14,363)	$8,660	60%

Total non-operating expenses for the three months ended September 30, 2013 were $5.7 million, representing a decrease of $8.7 million or 60% as compared to the corresponding 2012 period. The reduction in non-operating expenses in the third quarter of 2013 was primarily driven by an $8.4 million decrease in interest expense as a result of the debt refinancing we completed during the second quarter of this year.

For additional information related to the debt refinancing, see Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Income tax expense

Income tax expense for the three months ended September 30, 2013 amounted to approximately $1.4 million compared to $1.2 million for the corresponding 2012 period. The increase in income tax expense was primarily attributable to a $12.6 million increase in taxable income, partially offset by a reduction in our marginal corporate income tax rate from 30% to 4% on industrial development income.

See Note 7 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the nine months ended September 30, 2013 and 2012

The following tables present the components of our unaudited consolidated statements of (loss) income and comprehensive (loss) income by business segment and the change in those amounts for the nine months ended September 30, 2013 and 2012.

Revenues

	Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	Variance
Merchant acquiring, net	$53,835	$51,499	$2,336	5%
Payment processing	73,128	69,986	3,142	4%
Business solutions	136,965	129,214	7,751	6%

Total revenues	$263,928	$250,699	$13,229	5%

Total revenues for the nine months ended September 30, 2013 were $263.9 million, representing an increase of $13.2 million or 5% as compared to the corresponding 2012 period.

Merchant acquiring revenues for the nine months ended September 30, 2013 were $53.8 million, representing an increase of $2.3 million or 5% as compared to the corresponding 2012 period. The revenue growth for 2013 was primarily due to higher transaction and sales volumes, partially offset by certain one-time effects related to the Durbin Amendment during the first half of this year. Normalizing for the effects related to the Durbin Amendment, revenues in this segment grew 8% versus the prior year.

Payment processing revenues for the nine months ended September 30, 2013 were $73.1 million, representing an increase of $3.1 million or 4% as compared to the corresponding 2012 period. The revenue growth for 2013 was primarily due to an increase in POS processing transactions and accounts on file within our card products business, partially offset by the year-over-year impact of a non-recurring increase in processing volumes during the corresponding 2012 period. Normalizing for these one-time items, revenues in this segment grew 6% versus the prior year.

Business solutions revenues for the nine months ended September 30, 2013 were $137.0 million, representing an increase of $7.8 million or 6% as compared to the corresponding 2012 period. Revenue growth was primarily driven by an increase in sales and higher demand for our services.

Operating costs and expenses

	Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$121,873	$118,469	$3,404	3%
Selling, general and administrative expenses	29,780	24,759	5,021	20%
Depreciation and amortization	53,074	53,517	(443)	-1%

Total operating costs and expenses	$204,727	$196,745	$7,982	4%

Total operating costs and expenses for the nine months ended September 30, 2013 were $204.7 million, representing an increase of $8.0 million or 4% as compared to the corresponding 2012 period.

Cost of revenues for the nine months ended September 30, 2013 were $121.9 million, representing an increase of $3.4 million or 3% as compared to the corresponding 2012 period. The growth in our cost of revenues was primarily due to a $3.7 million increase in product sales within our business solutions segment and a non-cash compensation expense of $1.8 million related to the vesting of all Tranche B and C stock options, partially offset by a $2.4 million decrease in professional services.

Selling, general and administrative expenses for the nine months ended September 30, 2013 were $29.8 million, representing an increase of $5.0 million or 20% as compared to the corresponding 2012 period. The increase in our selling, general and administrative expenses was primarily due to a $3.1 million non-cash charge taken in connection with the vesting of all Tranche B and C stock options and to $1.6 million of one-time expenses related to the secondary offering completed in the third quarter of this year.

Depreciation and amortization expense for the nine months ended September 30, 2013 was $53.1 million, representing a decrease of $0.4 million or 1% as compared to the corresponding 2012 period.

Income from operations

The following table presents income from operations by reportable segments.

	Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	Variance
Segment income from operations
Merchant acquiring, net	$25,963	$24,736	$1,227	5%
Payment processing	38,536	38,652	(116)	0%
Business solutions	30,600	25,751	4,849	19%

Total segment income from operations	95,099	89,139	5,960	7%
Merger related depreciation and amortization and other unallocated expenses (1)	(35,898)	(35,185)	(713)	-2%

Income from operations	$59,201	$53,954	$5,247	10%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the nine months ended September 30, 2013 was $59.2 million, representing an increase of $5.2 million or 10% as compared to the corresponding 2012 period. The increase in income from operations was driven by the aforementioned factors impacting our revenues and operating costs and expenses. Excluding the non-recurring $4.9 million non-cash expense related to the vesting of all Tranche B and C stock options, income from operations would have increased by $10.2 million or 19%.

See Note 11 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net (loss) income.

Non-operating (expenses) income

	Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012	Variance
Non-operating (expenses) income
Interest income	$147	$237	$(90)	-38%
Interest expense	(31,414)	(39,214)	7,800	20%
Earnings of equity method investment	823	103	720	699%
Other expenses	(77,020)	(9,802)	(67,218)	-686%

Total non-operating (expenses) income	$(107,464)	$(48,676)	$(58,788)	-121%

Total non-operating expenses for the nine months ended September 30, 2013 were $107.5 million, representing an increase of $58.8 million as compared to the corresponding 2012 period. The increase in non-operating expenses in 2013 was primarily driven by a $58.5 million charge related to the extinguishment of debt and a $16.7 million expense related to the termination of our consulting agreements with Apollo and Popular. The increase in other expenses during 2013 was partially offset by a $7.8 million reduction in interest expense as a result of the debt refinancing we completed during the second quarter of 2013.

For additional information related to the extinguishment of debt and associated loss, see Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Income tax (benefit) expense

Income tax benefit for the nine months ended September 30, 2013 amounted to approximately $3.6 million compared to an income tax expense of $1.5 million for the corresponding 2012 period. Income tax benefit in the 2013 period was attributable to a taxable loss as a result of higher non-operating expenses related to the extinguishment of debt, the termination of the consulting agreements and the vesting of all Tranche B and C stock options, as explained above. The income tax benefit was partially offset by the effect of the tax grant received in the fourth quarter of 2012 that reduced our marginal corporate income tax rate from 30% to 4% on industrial development income.

See Note 7 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, while our primary liquidity requirements are the funding of capital expenditures and working capital needs. At September 30, 2013, we had available a $100.0 million revolving credit facility under the senior secured credit facilities, as described above in Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

At September 30, 2013, we had cash of $28.0 million of which $10.3 million is in possession of our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. Over the long-term, it is the Company’s intention to reinvest these funds outside Puerto Rico and based on its forecast, the Company’s current liquidity requirements would not require the repatriation of these funds for purposes of funding our Puerto Rico operations over a long-term period or debt service obligations. However, if in the future the Company determines that there is no longer a need to maintain such cash within its foreign subsidiaries, it may elect to distribute such cash to the Company in Puerto Rico. Distributions from the Company’s foreign subsidiaries to Puerto Rico may be subject to tax withholdings and to other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments and debt service obligations as they become due.

Based on our current level of operations, we believe our cash flows from operations and available senior secured revolving credit facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses, dividend payments and capital expenditures and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. The following table presents our cash flows from operations for the nine months ended September 30, 2013 and 2012.

	Nine months ended September 30,
(Dollar amounts in thousands)	2013	2012
Cash provided by operating activities	$13,684	$69,103
Cash used in investing activities	(17,112)	(12,308)
Cash provided by (used in) financing activities	5,754	(62,883)

Increase (decrease) in cash	$2,326	$(6,088)

Net cash provided by operating activities for the nine months ended September 30, 2013 was $13.7 million as compared to $69.1 million for the corresponding 2012 period. The decrease of $55.4 million was primarily attributable to cash used to pay certain amounts related to the redemption of the senior notes and the extinguishment of debt of $41.9 million and a $16.7 million payment related to the termination of our consulting agreements with Popular and Apollo.

Net cash used in investing activities for the nine months ended September 30, 2013 was $17.1 million as compared to $12.3 million for the corresponding period in 2012. The increase in cash used of $4.8 million was primarily due to an increase in the acquisition of software in 2013.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $5.8 million as compared to cash used in financing activities of $62.9 million in the corresponding 2012 period. Cash provided by financing activities in 2013 consisted of proceeds from the Initial Public Offering and from the issuance of additional debt amounting to $812.4 million, partially offset by $771.1 million of debt repayment, $12.1 million of debt issuance costs, $16.7 million in taxes paid as a result of cashless exercise of stock options and $8.2 million dividend payment during the third quarter of 2013. Cash used in financing activities during 2012 resulted from the payment of dividends of $269.8 million and $2.2 million of debt issuance costs, partially offset by proceeds received from the issuance of debt of $208.7 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $17.0 million and $13.0 million for the nine months ended September 30, 2013 and 2012, respectively. Capital expenditures are expected to be funded by cash flows from operations and, if necessary, borrowings under the revolving credit facility.

Dividend Payments

On August 7, 2013 EVERTEC’s Board of Directors approved a regular quarterly dividend program. The initial quarterly dividend of $0.10 per share was paid on September 6, 2013 to stockholders of record as of close of business on August 19, 2013. Cash payments related to this dividend totaled approximately $8.2 million.

On November 6, 2013, the Company announced that its Board of Directors declared a regular quarterly dividend of $0.10 per share to be paid on December 6, 2013 to stockholders of record at the close of business on November 18, 2013. Cash payments related to this dividend are expected to total approximately $8.2 million. Changes in our financial condition and cash need could result in future dividends being declared in different amounts, or not at all.

Financial Obligations

Refinancing

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”) which matures on April 17, 2018, a $400.0 million term loan B facility (the “Term B Loan” ) which matures on April 17, 2020 and a $100.0 million revolving credit facility which matures on April 17, 2018. The net proceeds received by EVERTEC Group from the new senior secured credit facilities, together with other cash available to EVERTEC Group, were used to, among other things, refinance EVERTEC Group’s previous senior secured credit facilities and redeem a portion of EVERTEC’s 11% Senior Notes due 2018 (the “senior notes”), as further described below.

On March 29, 2013, EVERTEC Group provided notice to Wilmington Trust, National Association (the “Trustee”) pursuant to the Indenture, dated as of September 30, 2010 (as supplemented by Supplemental Indenture No. 1, dated as of April 17, 2012, Supplemental Indenture No. 2, dated as of May 7, 2012 and Supplemental Indenture No. 3, dated as of May 7, 2012) between EVERTEC Group and EVERTEC Finance Corp. (together, the “Co-Issuers”), the Guarantors named therein and the Trustee (the “Indenture”), that the Co-Issuers had elected to (i) redeem $91.0 million principal amount of their outstanding senior notes, at a redemption price of 111.0%, plus accrued and unpaid interest, on April 29, 2013 (the “Partial Redemption”) and (ii) redeem all of their outstanding senior notes (after giving effect to the redemption of $91.0 million principal amount of the senior notes described in clause (i)) at a redemption price of 100.0% plus a make-whole premium and accrued and unpaid interest, on April 30, 2013 (the “Full Redemption”). On April 17, 2013, the Co-Issuers and the Trustee entered into a Satisfaction and Discharge Agreement whereby EVERTEC Group caused to be irrevocably deposited with the Trustee, to satisfy and to discharge the Co-Issuers’ obligations under the Indenture (a) a portion of the net cash proceeds received by the Company in the Initial Public Offering to Holdings, which contributed such proceeds to EVERTEC Group, in an amount sufficient to effect the Partial Redemption on April 29, 2013 and (b) proceeds from the 2013 Credit Agreement described above in an amount sufficient to effect the Full Redemption on April 30, 2013. On April 29, 2013, the Partial Redemption was effected and on April 30, 2013, the Full Redemption was effected.

New Senior Secured Credit Facilities

Term A Loan

As of September 30, 2013, the outstanding principal amount of the Term A Loan was $296.3 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of September 30, 2013, the outstanding principal amount of the Term B Loan was $399.0 million. Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio. As of September 30, 2013, the revolving credit facility was undrawn.

All loans may be prepaid without premium or penalty, except for a 1% premium payable if any of the Term B Loans are refinanced or repriced with syndicated secured term loans having a lower effective interest rate on or prior to April 17, 2014.

The new senior secured credit facilities allow EVERTEC Group to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the greater of (i) $200,000,000 and (ii) maximum amount of debt that would not cause EVERTEC Group’s pro forma first lien secured net leverage ratio to exceed 4.25 to 1.00.

The senior secured revolving credit facility is available for general corporate purposes and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings. All obligations under the new senior secured credit facilities are unconditionally guaranteed by EVERTEC Intermediate Holdings, LLC and, subject to certain exceptions, each of EVERTEC Group’s existing and future wholly-owned subsidiaries. All obligations under the new senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of EVERTEC Group’s assets and the assets of the guarantors, subject to certain exceptions.

See Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Other Short-Term Borrowing

In December 2012, we entered into a financing agreement in the ordinary course of business to purchase certain software and related services in the amount of $13.0 million to be repaid in three payments over a term of ten months. As of September 30, 2013, the outstanding balance of this other short-term borrowing was $4.3 million.

In August 2013, we entered into an additional financing agreement in the ordinary course of business to purchase certain hardware, software, maintenance and related services in the amount of $1.8 million to be repaid in three payments over a term of eight months. As of September 30, 2013, the full amount was outstanding.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of September 30, 2013, the senior secured leverage ratio was 3.73 to 1.00.

In this Quarterly Report on Form 10-Q, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Net income per common share

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA as further adjusted to exclude unusual items and other adjustments described below. We define “Adjusted Net Income” as net income as adjusted to exclude unusual items and other adjustments described below.

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in the 2013 Credit Agreement in testing EVERTEC Group’s compliance with covenants therein such as the senior secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because it better reflects our cash flows generation by capturing the actual cash taxes paid rather than our tax expense as calculated under GAAP and excludes the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per common share are not measurements of liquidity or financial performance under GAAP. You should not consider EBITDA, Adjusted EBITDA and Adjusted Net Income as alternatives to cash flows from operating activities or any other performance measures determined in accordance with GAAP, as indicators of cash flows, as measures of liquidity or as alternatives to operating or net income determined in accordance with GAAP.

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands)	Three months ended September 30, 2013	Nine months ended September 30, 2013	Twelve months ended September 30, 2013
Net income (loss)	$14,803	$(44,660)	$28,929
Income tax expense (benefit)	1,358	(3,603)	(64,762)
Interest expense, net	6,349	31,267	46,301
Depreciation and amortization	17,657	53,074	71,049

EBITDA	40,167	36,078	81,517
Software maintenance reimbursement and other costs (1)	588	1,679	2,186
Equity income (2)	(198)	(322)	110
Compensation and benefits (3)	324	6,873	7,188
Pro forma cost reduction adjustments (4)	25	175	2,325
Transaction, refinancing and other non-recurring fees (5)	2,515	64,030	67,205
Management fees (6)	—	20,109	20,854
Purchase accounting (7)	(2)	(21)	(653)

Adjusted EBITDA	43,419	128,601	180,732
Pro forma cost reduction adjustments (8)	(25)	(175)	(2,325)
Operating depreciation and amortization (9)	(7,896)	(23,790)	(31,691)
Cash interest expense, net (10)	(5,582)	(16,692)	(30,384)
Cash income taxes (11)	(373)	(2,039)	(2,695)

Adjusted net income	$29,543	$85,905	$113,637

Adjusted net income per common share:(12)
Basic	$0.36	$1.10
Diluted	$0.36	$1.06
Shares used in computing adjusted net income per common share:(12)
Basic	81,905,566	77,890,406
Diluted	82,862,538	80,675,185

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
(3)	Primarily represents non-cash equity based compensation expense.
(4)	Represents the pro forma effect of the expected net savings primarily in compensation and benefits from the reduction of certain employees, temporary employees and professional services. This pro forma amount was calculated using the net amount of actual expenses for temporary employees and professional services for the twelve month period prior to their replacement, separation and/or elimination net of the incremental cost of the new full-time employees that were hired.
(5)	Represents fees and expenses associated with non-recurring corporate transactions, including costs associated with the refinancing and debt extinguishment of $58.6 million in the second quarter of 2013.
(6)	Represents consulting fees paid to Apollo and Popular. In connection with our Initial Public Offering during the second quarter of 2013, our consulting agreements with Apollo and Popular were terminated.
(7)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(8)	Represents the elimination of the pro-forma benefits described in note (4) above.
(9)	Represents operating depreciation and amortization expense which excludes amounts generated as a result of the Merger.
(10)	For the nine months ended September 30, 2013, represents pro forma cash interest expense assuming EVERTEC’s April 2013 refinancing occurred on January 1, 2013. For the twelve months period, includes the pro forma cash interest expense mentioned above for the 2013 period and for the 2012 period, as well as for the three months ended September 30, 2013, represents interest expense, less interest income, as they appear on our consolidated statements of income (loss) and comprehensive income (loss), adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
(11)	Represents cash taxes paid for each period presented.
(12)	Share count was adjusted for the 2:1 stock split that occurred on April 1, 2013.

Off Balance Sheet Arrangements

As of September 30, 2013, we had an off balance sheet item of $57.0 million related to the unused amount of windfall that is available to offset future taxable income.

See Note 7 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to this off-balance sheet item.

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

The following table reflects contractual obligations under long-term debt as of September 30, 2013.

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$824,233	$47,394	$82,740	$294,716	$399,383

(1)	Long-term debt includes the payments of cash interest (based on interest rates as of September 30, 2013 for variable rate debt) and aggregate principal amount of our senior secured credit facilities, as well as commitments fees related to the unused portion of the secured revolving credit facility, as required under the terms of the 2013 Credit Agreement.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2013, under the senior secured credit facilities would increase our annual interest expense by approximately $7.0 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

See Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to our senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income (loss) in the unaudited consolidated balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of (loss) income and comprehensive (loss) income. At September 30, 2013, the Company had $0.9 million in a favorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss) compared to an unfavorable foreign currency translation adjustment of $0.8 million at December 31, 2012.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Registration Statement and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Apollo Global Management, LLC (“Apollo”) has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a)

32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

Exhibit Number	Description

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc.
(Registrant)

Date: November 7, 2013	By:	/s/ Peter Harrington
Peter Harrington
Chief Executive Officer

Date: November 7, 2013	By:	/s/ Juan J. Román
Juan J. Román
Chief Financial Officer

S-1