Form 10-K/A
period 2013-12-31
EVERTEC, Inc.
filed 2014-03-20
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

Part III incorporates certain information by reference to the Proxy Statement for the 2014 Annual Meeting of Shareholders

EXPLANATORY NOTE

EVERTEC, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014, solely to furnish the correct Exhibit 10.60 Stock Option Agreement, dated as of November 6, 2013 by and between EVERTEC, Inc. and Eduardo Franco de Camargo. Item 15 (a) (3) of Part IV of Form 10-K is hereby amended to include a revised version of Exhibit 10.60. The new Exhibit 10.60 is the only change being made to the Company’s Form 10-K.

This Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on March 17, 2014 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as Exhibits 31.3 and 31.4 to this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERTEC, Inc.

Date: March 20, 2014	By:	/s/ Peter Harrington
Peter Harrington
Chief Executive Officer

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Audited Consolidated Financial Statements

(2) Financial Statement Schedules

•	Schedule I Parent Company Only Financial Statements

(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisitions, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File No. 001-34084)

2.2	Amendment to the Agreement and Plan of Merger, dated August 5, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.2 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

2.3	Second Amendment to the Agreement and Plan of Merger, dated August 8, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on August 12, 2010, File No. 001-34084)

2.4	Third Amendment to the Agreement and Plan of Merger, dated September 15, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on September 21, 2010, File No. 001-34084)

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated September 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

2.6	Letter Agreement re: amendment to Merger Agreement, dated as of July 31, 2013, by and among Popular, Inc., EVERTEC Group, LLC (on behalf of itself and as successor in interest to Carib Acquisition, Inc.) and AP Carib Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on August 6, 2013, File No. 001-35872)

3.1	Amended and Restated Certificate of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

3.2	Amended and Restated Bylaws of EVERTEC, Inc. (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

4.1	Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.9 of EVERTEC, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1 filed on March 28, 2013, File No. 333-186487)

4.2	Stockholder Agreement, dated April 17, 2012, among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K filed on April 23, 2012, File No. 001-34084)

4.3	First Amendment to the Stockholder Agreement, dated March 27, 2013, among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.10 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

4.4	Second Amendment to the Stockholder Agreement, dated June 30, 2013, among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2013, File No. 001-35872)

4.5**	Third Amendment to the Stockholder Agreement, dated November 13, 2013, among EVERTEC, Inc. and the holders party thereto

10.1	Credit Agreement, dated April 17, 2013, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent swingline lender and L/C issuer, J.P. Morgan Securities LLC and Goldman Sachs Bank USA, as joint lead arrangers, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint bookrunners, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-syndication agents, and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.2	Amendment No. 1, dated as of May 14, 2013, to the Credit Agreement, dated as of April 17, 2013, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2013, File No. 001-35872)

10.3	Guarantee Agreement, dated as of April 17, 2013, by and among EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.4	Collateral Agreement, dated as of April 17, 2013, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC and each subsidiary of EVERTEC Group, LLC identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.5+	Amended and Restated Master Service Agreement, dated as of September 30, 2010, among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.6	Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC. (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

10.7	Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC. (incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.8	IP Purchase and Sale Agreement, dated June 30, 2010, by and between Popular, Inc. (and Affiliates and Subsidiaries) and EVERTEC Group, LLC. (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File. No. 001-34084)

10.9	Consulting Agreement dated as of September 30, 2010, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC and Apollo Management VII, L.P. (the “Apollo Consulting Agreement”) (incorporated by reference to Exhibit 10.9 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.10	Consulting Agreement dated as of September 30, 2010, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC and Popular, Inc. (the “Popular Consulting Agreement”) (incorporated by reference to Exhibit 10.10 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.11	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Felix M. Villamil Pagani. (incorporated by reference to Exhibit 10.11 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.12	Promissory Note and Forgivable Loan, Stock Pledge Agreement, dated as of September 29, 2010, between EVERTEC Group, LLC and Félix M. Villamil. (incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.13	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Carlos J. Ramírez. (incorporated by reference to Exhibit 10.14 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.14	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Luis G. Alvarado. (incorporated by reference to Exhibit 10.15 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.15	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Jorge R. Hernandez. (incorporated by reference to Exhibit 10.16 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.16	EVERTEC, Inc. Amended and Restated 2010 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed on April 18, 2012, File No. 333-173504)

10.17	Subscription Agreement, dated as of April 5, 2011, by and between EVERTEC Intermediate Holdings, LLC and Thomas M. White 2006 Trust. (incorporated by reference to Exhibit 10.21 of Registration Statement on Form S-4 filed on April 14, 2011, File No. 333-173504)

10.18	Employment Agreement, dated as of June 30, 2011, by and between EVERTEC Group, LLC and Juan Jose Román-Jiménez. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 333-173504)

10.19	Subscription Agreement, dated as of June 30, 2011, by and between EVERTEC Intermediate Holdings, LLC and Juan Jose Román-Jiménez. (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 15, 2011, File No. 333-173504)

10.20	Employment Agreement, dated as of February 22, 2012, by and between EVERTEC Group, LLC and Peter Harrington. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.21	Subscription Agreement, dated as of February 22, 2012, by and between EVERTEC Intermediate Holdings, LLC and Peter Harrington. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.22	Amended and Restated Restricted Stock Agreement, dated as of April 17, 2012, by and between EVERTEC, Inc. and Peter Harrington. (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed on April 18, 2012, File No. 333-173504)

10.23	Amended and Restated Restricted Stock Agreement, dated as of April 17, 2012, by and between EVERTEC, Inc. and Felix M. Villamil Pagani. (incorporated by reference to Exhibit 10.5 of Current Report on Form 8-K filed on April 18, 2012, File No. 333-173504)

10.24	Confidential Modification Agreement and General Release, dated as of February 24, 2012, by and between EVERTEC Group, LLC, EVERTEC Intermediate Holdings, LLC, Felix M. Villamil Pagani and Lourdes Duran. (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.25	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Peter Harrington. (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.26	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Felix M. Villamil Pagani. (incorporated by reference to Exhibit 10.5 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.27	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Juan Jose Román-Jimenez. (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.28	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Carlos J. Ramírez. (incorporated by reference to Exhibit 10.7 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.29	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Luis G. Alvarado. (incorporated by reference to Exhibit 10.8 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.30	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Jorge Hernandez (incorporated by reference to Exhibit 10.35 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.31	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo. (incorporated by reference to Exhibit 10.9 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.32	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo. (incorporated by reference to Exhibit 10.10 of Quarterly Report on Form 10-Q filed on May 15, 2012, File No. 333-173504)

10.33	Tax Payment Agreement, dated as of April 17, 2012, by and among EVERTEC, Inc., EVERTEC Intermediate Holdings, LLC and EVERTEC Group, LLC. (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed on April 18, 2012, File No. 333-173504)

10.34	Stock Contribution and Exchange Agreement, dated as of April 17, 2012, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC, Inc., and the holders shares of common stock of EVERTEC Intermediate Holdings, LLC (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.35	Employment Agreement, dated as of August 1, 2012, by and between EVERTEC Group, LLC and Philip E. Steurer. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on August 14, 2012, File No. 333-173504)

10.36	Stock Option Agreement, dated as of August 1, 2012, by and between EVERTEC, Inc. and Philip E. Steurer. (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q filed on August 14, 2012, File No. 333-173504)

10.37	Subscription Agreement, dated as of August 1, 2012, by and between EVERTEC, Inc. and Philip E. Steurer. (incorporated by reference to Exhibit 10.3 of Quarterly Report on Form 10-Q filed on August 14, 2012, File No. 333-173504)

10.38	Termination Agreement for Apollo Consulting Agreement, dated as of April 17, 2013 (incorporated by reference to Exhibit 10.4 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.39	Termination Agreement for Popular Consulting Agreement, dated as of April 17, 2013 (incorporated by reference to Exhibit 10.5 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.40	Satisfaction and Discharge Agreement, dated April 17, 2013, by and among EVERTEC Group, LLC, EVERTEC Finance Corp., and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.6 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.41+	Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.42+	ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC. (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.43	Amended and Restated TicketPop Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.50 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.44	Venezuela Transition Service Agreement, dated as of September 29, 2010, among EVERTEC Group, LLC, EVERTEC de Venezuela, C.A. and Popular, Inc. (incorporated by reference to Exhibit 10.51 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.45	Rider and Amendment Number 1 to the Venezuela Transition Service Agreement, dated as of July 1, 2011, among EVERTEC Group, LLC, EVERTEC de Venezuela, C.A. and Popular, Inc. (incorporated by reference to Exhibit 10.52 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.46	Rider and Amendment Number 2 to the Venezuela Transition Service Agreement, dated as of March 9, 2012, among EVERTEC Group, LLC, EVERTEC de Venezuela, C.A. and Popular, Inc. (incorporated by reference to Exhibit 10.53 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.47	Virgin Islands Services Agreement, dated as of September 15, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.48	Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.49	First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.50	Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.51	Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.52	Employment Agreement, dated as of October 1, 2010, by and between EVERTEC Group, LLC and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.59 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.53	Amendment to Employment Agreement, dated as of February 22, 2012, by and between EVERTEC Group, LLC and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.60 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.54	EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.55	Form of Indemnification Agreement among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.56	Agreement for Termination of Transition Services Agreement, dated as of July 31, 2013, by and among Popular, Inc., EVERTEC Group, LLC and TARJETAS Y TRANSACCIONES EN RED TRANRED, C.A. (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on August 6, 2013, File No. 001-35872)

10.57	Resignation Agreement, dated August 1, 2013 and effective as of August 7, 2013, by and between EVERTEC, Inc. and Felix M. Villamil Pagani (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2013, File No. 001-35872)

10.58	Amendment to Stock Option Agreement, dated August 1, 2013, by and between EVERTEC, Inc. and Felix M. Villamil Pagani (incorporated by reference to Exhibit 10.3 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2013, File No. 001-35872)

10.59**	Employment agreement dated as of November 5, 2013 by and between EVERTEC Group, LLC and Eduardo Franco de Camargo

10.60*	Stock Option Agreement, dated as of November 6, 2013 by and between EVERTEC, Inc. and Eduardo Franco de Camargo

21.1**	Subsidiaries of EVERTEC, Inc.

23.1**	Consent of PricewaterhouseCoopers LLP, independent registered public accountants

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**†	Instance document

101.SCH XBRL**†	Taxonomy Extension Schema

101.CAL XBRL**†	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**†	Taxonomy Extension Definition Linkbase

101.LAB XBRL**†	Taxonomy Extension Label Linkbase

101.PRE XBRL**†	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed or furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
†	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.