Form 10-Q
period 2014-03-31
EVERTEC, Inc.
filed 2014-05-08
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

At May 1, 2014, there were 78,381,126 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenue and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our Merchant Acquiring business;

•	our ability to renew our client contracts on terms favorable to us;

•	the effectiveness of our risk management procedures;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business;

•	the risk that our technology infrastructure and systems may experience breakdowns or fail to prevent security breaches or fraudulent transfers;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network despite competition and potential shifts in consumer payment preferences;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	regulatory limitations on our activities due to our relationship with Popular and our role as a service provider to financial institutions;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	operating in countries and with counterparties that put us at risk of violating U.S. sanctions laws;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits; and

•	other factors discussed in this Report, including in the section entitled “Risk Factors.”

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws.

Investors should refer to the Company’s Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) for a discussion of factors that could cause events to differ from those suggested by the forward-looking statements, including factors set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

EVERTEC, Inc. (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands, except for share information)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash	$27,242	$22,485
Restricted cash	5,247	5,433
Accounts receivable, net	68,403	68,434
Deferred tax asset	3,823	2,537
Prepaid expenses and other assets	18,919	17,524

Total current assets	123,634	116,413
Investment in equity investee	10,895	10,639
Property and equipment, net	30,494	33,240
Goodwill	369,101	373,119
Other intangible assets, net	355,801	367,780
Other long-term assets	15,958	18,162

Total assets	$905,883	$919,353

Liabilities and Stockholders’ equity
Current Liabilities:
Accrued liabilities	$28,057	$26,571
Accounts payable	12,107	18,630
Unearned income	7,213	5,595
Income tax payable	1,762	259
Current portion of long-term debt	19,000	19,000
Short-term borrowings	40,600	51,200
Deferred tax liability, net	356	543

Total current liabilities	109,095	121,798
Long-term debt	661,153	665,680
Long-term deferred tax liability, net	20,767	20,212
Other long-term liabilities	301	333

Total liabilities	791,316	808,023

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, par value $0.01; 2,000,000 shares authorized, none issued	—	—
Common Stock, par value $0.01; 206,000,000 shares authorized; 78,381,126 shares issued and outstanding at March 31, 2014 (December 31, 2013 - 78,286,465)	784	783
Additional paid-in capital	81,332	80,718
Accumulated earnings	39,770	29,403
Accumulated other comprehensive (loss) income, net of tax	(7,319)	426

Total stockholders’ equity	114,567	111,330

Total liabilities and stockholders’ equity	$905,883	$919,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Income and Comprehensive Income

(Dollar amounts in thousands, except per share information)

	Three months ended March 31,
	2014	2013
Revenues
Merchant Acquiring, net	$19,291	$17,459
Payment Processing (from affiliates: $7,104 and $7,210)	25,002	24,112
Business Solutions (from affiliates: $33,358 and $34,445)	42,917	45,768

Total revenues	87,210	87,339

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	37,645	40,502
Selling, general and administrative expenses	8,062	8,863
Depreciation and amortization	16,614	17,575

Total operating costs and expenses	62,321	66,940

Income from operations	24,889	20,399

Non-operating (expenses) income
Interest income	75	44
Interest expense	(6,909)	(15,264)
Earnings of equity method investment	321	277
Other income	1,991	67

Total non-operating (expenses) income	(4,522)	(14,876)

Income before income taxes	20,367	5,523
Income tax expense	2,161	51

Net income	18,206	5,472
Other comprehensive (loss) income, net of income tax expense of $6 and $6
Foreign currency translation adjustments	(7,745)	2,354

Total comprehensive income	$10,461	$7,826

Net income per common share - basic	$0.23	$0.08

Net income per common share - diluted	$0.23	$0.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in capital	Accumulated Earnings	Accumulated Other Comprehensive (loss) Income	Total Stockholders’ Equity
Balance at December 31, 2013	78,286,465	$783	$80,718	$29,403	$426	$111,330
Share-based compensation recognized			350		—	350
Tax windfall benefit on exercises of stock options and vesting of restricted stock			398			398
Stock options exercised, net of cashless exercise	94,661	1	(134)			(133)
Net income				18,206		18,206
Cash dividends paid on common stock				(7,839)		(7,839)
Other comprehensive (loss) income					(7,745)	(7,745)

Balance at March 31, 2014	78,381,126	$784	$81,332	$39,770	$(7,319)	$114,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$18,206	$5,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,614	17,575
Amortization of debt issue costs and premium and accretion of discount	770	1,466
Provision for doubtful accounts and sundry losses	571	660
Deferred tax benefit	(1,428)	(234)
Share-based compensation	350	331
Unrealized loss (gain) of indemnification assets	179	(16)
Loss on disposition of property and equipment and other intangibles	57	11
Earnings of equity method investment	(321)	(277)
Decrease (increase) in assets:
Accounts receivable, net	261	4,196
Prepaid expenses and other assets	(1,435)	(1,449)
Other long-term assets	1,108	(838)
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(8,039)	7,354
Income tax payable	1,503	(1,197)
Unearned income	1,618	777

Total adjustments	11,808	28,359

Net cash provided by operating activities	30,014	33,831

Cash flows from investing activities
Net decrease in restricted cash	186	112
Intangible assets acquired	(986)	(2,197)
Property and equipment acquired	(1,501)	(2,257)
Proceeds from sales of property and equipment	1	8

Net cash used in investing activities	(2,300)	(4,334)

Cash flows from financing activities
Net decrease in short-term borrowing	(10,000)	(18,332)
Repayment of short-term borrowing for purchase of equipment	(600)	—
Repayment of long-term debt	(4,750)	(2,671)
Repayment of other financing agreement	(32)	—
Dividends paid	(7,839)	—
Tax windfall benefits on exercise of stock options	398	—
Statutory minimum withholding taxes paid on cashless exercise of stock options	(134)	—

Net cash used in financing activities	(22,957)	(21,003)

Net increase in cash	4,757	8,494
Cash at beginning of the period	22,485	25,634

Cash at end of the period	$27,242	$34,128

Supplemental disclosure of non-cash activities:
Foreign currency translation adjustments	$(7,745)	$2,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is the leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely, and Management believes that the Company’s business is well positioned to continue to expand across the fast growing Latin American region.

On April 13, 2012, EVERTEC was formed in order to act as the new parent company of EVERTEC Intermediate Holdings, LLC (formerly known as Carib Holdings, LLC and Carib Holdings, Inc., hereinafter “Holdings”) and its subsidiaries, including EVERTEC Group, LLC (formerly known as EVERTEC, LLC and EVERTEC, Inc., hereinafter “EVERTEC Group”). The Company’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana SAS, EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A. and EVERTEC México Servicios de Procesamiento, S.A. de C.V.

Basis of Presentation

The unaudited consolidated financial statements of EVERTEC and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2013, included in the Company’s 2013 Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to certain prior period notes to the unaudited consolidated financial statements to conform with the presentation in 2014.

Note 2 – Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standard Board (“FASB”) issued new guidance clarifying the accounting for the release of a cumulative translation adjustment into net income when a parent entity either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The amendments in this Update are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company adopted this guidance with no impact on the financial statements.

In July 2013, the FASB issued a new accounting standard that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments are effective for public entities with fiscal periods beginning after December 15, 2013. Early adoption is permitted. The Company adopted this guidance with no impact on the financial statements given that as of March 31, 2014, there are no unrecognized tax benefits.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 3 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2014	December 31, 2013
Buildings	30	$1,587	$1,726
Data processing equipment	3 - 5	68,643	68,273
Furniture and equipment	3 - 20	6,540	6,385
Leasehold improvements	5 - 10	2,878	2,880

		79,648	79,264
Less - accumulated depreciation and amortization		(50,561)	(47,555)

Depreciable assets, net		29,087	31,709
Land		1,407	1,531

Property and equipment, net		$30,494	$33,240

Depreciation and amortization expense related to property and equipment amounted to $3.9 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 12):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total
Balance at December 31, 2013	$138,121	$187,622	$47,376	$373,119
Foreign currency translation adjustments	—	(3,012)	(1,006)	(4,018)

Balance at March 31, 2014	$138,121	$184,610	$46,370	$369,101

Goodwill is tested for impairment at least annually, or more often if events or circumstances indicate there may be impairment, using the qualitative assessment option or step zero process. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.

During 2013, the Company completed the qualitative assessment, as described above, and determined that there are no impairment losses to be recognized during the period. There were no triggering events or changes in circumstances that subsequent to the impairment test would have required an additional impairment evaluation. As part of the Company’s qualitative assessment, EVERTEC considered the results for the 2011 impairment test (which indicated that the fair value of each reporting unit was in excess of 30% of its carrying amount) as well as current market conditions and changes in the carrying amount of the Company’s reporting units that occurred subsequent to the 2011 impairment test.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The carrying amount of other intangible assets for the three months ended March 31, 2014 and the year ended December 31, 2013 consisted of the following:

(Dollar amounts in thousands)		March 31, 2014
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$312,726	$(78,769)	$233,957
Trademark	10 - 15	39,950	(12,125)	27,825
Software packages	3 - 10	121,597	(70,925)	50,672
Non-compete agreement	15	56,539	(13,192)	43,347

Other intangible assets, net		$530,812	$(175,011)	$355,801

(Dollar amounts in thousands)		December 31, 2013
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$314,036	$(73,180)	$240,856
Trademark	10 - 15	39,950	(11,258)	28,692
Software packages	3 - 10	119,598	(65,655)	53,943
Non-compete agreement	15	56,539	(12,250)	44,289

Other intangible assets, net		$530,123	$(162,343)	$367,780

For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense related to other intangibles of $12.7 million and $13.6 million, respectively.

The estimated amortization expense of the balances outstanding at March 31, 2014 for the next five years is as follows:

(Dollar amounts in thousands)
2014	$42,043
2015	45,005
2016	35,161
2017	32,727
2018	31,227

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 5 – Debt and Short-Term Borrowings

Total debt as of March 31, 2014 and December 31, 2013 was as follows:

(Dollar amounts in thousands)	March 31, 2014	December 31, 2013
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (LIBOR plus applicable margin (1)(3))	$288,425	$292,153
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin (2)(3))	391,728	392,527
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	40,000	50,000
Other short-term borrowing	600	1,200

Total debt	$720,753	$735,880

(1)	Applicable margin of 2.50% at March 31, 2014 and December 31, 2013.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.75% at March 31, 2014 and December 31, 2013.
(3)	Includes unamortized discount.

Term A Loan

As of March 31, 2014, the unpaid principal balance of the Term A Loan was $288.8 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.00% to 2.50%, or (b) base rate, as defined in the credit agreement, plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of March 31, 2014, the unpaid principal balance of the Term B Loan was $397.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) base rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio. As of March 31, 2014, the revolving credit facility had an outstanding balance of $40.0 million.

The senior secured credit facilities contain various restrictive covenants. The Term A Loan and the revolving credit facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC’s ability to enter into agreements that would limit the ability of the Company’s subsidiaries to pay dividends or make certain payments to EVERTEC; and (c) places restrictions on the Company’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of the Company’s assets. As of March 31, 2014, the Company was in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 6 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Fair value measurement provisions establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. These provisions describe three levels of input that may be used to measure fair value:

Level 1: Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2: Inputs, other than quoted prices included in Level 1, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3: Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The Company uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Company may employ internally-developed models that mostly use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Company limits valuation adjustments to those deemed necessary to ensure that the financial instrument’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria. The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the results. The fair value measurement levels are not indicative of risk of investment.

The following table summarizes fair value measurements by level at March 31, 2014 and December 31, 2013 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2014
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$2,947	$2,947
December 31, 2013
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$3,586	$3,586

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the merger transaction completed on September 30, 2010 (“the Merger”). Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of March 31, 2014, resulting in a net unrealized loss of approximately $0.2 million for the three months ended March 31, 2014 and an unrealized gain of $16,000 for the three months ended March 31, 2013, which are reflected within the other income caption in the unaudited consolidated statements of income and comprehensive income. The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within Other long-term assets in the accompanying unaudited consolidated balance sheets.

The unobservable inputs related to the Company’s indemnification assets as of March 31, 2014 using the discounted cash flow model include the discount rate of 5.33% and the projected cash flows of $3.0 million.

For indemnification assets a significant increase or decrease in market rates or cash flows could result in a significant change to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Indemnification assets:
Software cost reimbursement	$2,947	$2,947	$3,586	$3,586
Financial liabilities:
Senior secured term loan A	$288,425	$284,419	$292,153	$284,091
Senior secured term loan B	391,728	391,418	392,527	387,055

The fair value of the senior secured term loan and the senior notes at March 31, 2014 and December 31, 2013 were obtained using prices supplied by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. The pricing inputs also may include the use of an algorithm that could take into account movement in the general high-yield market, among other variants.

The senior secured term loan and senior notes, which are not measured at fair value in the balance sheets, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013
Indemnification assets:
Beginning balance	$3,586	$6,099
Payments received	(460)	(557)
Unrealized (loss) gain recognized in other income (expenses)	(179)	16

Ending balance	$2,947	$5,558

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 7 – Share-based Compensation

The following table summarizes stock options activity for the three months ended March 31, 2014:

	Shares	Weighted-average exercise prices
Outstanding at December 31, 2013	1,285,536	$4.77
Granted	100,000	24.01
Forfeited	31,164	1.30
Exercised	105,582	1.30

Outstanding at March 31, 2014	1,248,790	$6.69

Exercisable at March 31, 2014	324,791	$1.42

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

The following table summarizes nonvested restricted shares activity for the three months ended March 31, 2014:

Nonvested restricted shares	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2013	9,133	$24.64

Nonvested at March 31, 2014	9,133	$24.64

For the three months ended March 31, 2014 and March 31, 2013, the Company recognized $0.4 million and $0.3 million of share-based compensation expense, respectively. As of March 31, 2014, there was $2.5 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 2.5 years. In addition, for the same period, there was $81,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be fully recognized during 2014.

Note 8 – Income Tax

The components of income tax expense for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013
Current tax provision	$3,589	$285
Deferred tax benefit	(1,428)	(234)

Income tax expense	$2,161	$51

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2014 and 2013 and its breakdown based on location of operations:

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013
Current tax provision
Puerto Rico	$937	$378
United States	198	219
Foreign countries	2,454	(312)

Total currrent tax provision	$3,589	$285

Deferred tax (benefit) expense
Puerto Rico	$27	$(76)
United States	(1)	(2)
Foreign countries	(1,454)	(156)

Total deferred tax benefit	$(1,428)	$(234)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2014, the gross deferred tax asset amounted to $12.7 million and the gross deferred tax liability amounted to $29.8 million, compared with $13.5 million and $31.7 million as of December 31, 2013. At March 31, 2014 the recorded value of the Company’s net operating loss (“NOL”) carryforwards was $10.2 million. The recorded value of the NOL carryforwards is approximately $7.0 million lower than the total NOL carryforwards available because of a windfall tax benefit. The windfall tax benefit is available to offset future taxable income and is considered an off-balance sheet item until the deduction reduces taxes payable. This windfall tax benefit results from tax deductions that were in excess of previously recorded compensation expense because the fair value of stock options at the time they were granted differed from their fair value when they were exercised. The total gross NOL carryforwards available, including the windfall benefit, amount to $72.8 million as of March 31, 2014.

There are no open tax uncertain positions as of March 31, 2014.

Note 9 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the earnings per common share is as follows:

	Three months ended March 31,
(Dollar amounts in thousands, except share data)	2014	2013
Net income	$18,206	$5,472

Weighted average common shares outstanding	78,375,335	72,736,107
Weighted average potential dilutive common shares (1)	860,860	4,143,156

Weighted average common shares outstanding - assuming dilution	79,236,195	76,879,263

Net income per common share - basic	$0.23	$0.08

Net income per common share - diluted	$0.23	$0.07

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method. For the period ended March 31, 2014, a total of 535,484 options to purchase shares of common stock were excluded from the computation as they were anti-dilutive.

On February 12, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 14, 2014 to stockholders of record as of February 25, 2014.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 10 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of March 31, 2014 amounted to $0.2 million, and $0.3 million as of December 31, 2013, and is included within the Accounts receivable, net caption in the accompanying unaudited consolidated balance sheets.

Rent expense for office facilities and real estate for both the three months ended March 31, 2014 and 2013 amounted to $2.0 million. Rent expense for telecommunications and other equipment for the three months ended March 31, 2014 and 2013 amounted to $1.5 million and $1.7 million, respectively.

In the ordinary course of business, the Company may enter into commercial commitments. As of March 31, 2014, EVERTEC has an outstanding letter of credit of $1.1 million with a maturity of less than three months.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations or financial condition of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss would be minimal. For other claims regarding which proceedings are in an initial phase, the Company is unable to estimate the range of possible loss but at this time believes that any loss related to such claims will not be material.

Note 11 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the quarters ended March 31, 2014 and 2013:

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013
Total revenues (1)(2)	$40,462	$41,655

Cost of Revenues	$91	$2,604

Selling, general and administrative expenses
Rent and other fees (3)	$1,917	$2,860

Interest earned from and charged by affiliate
Interest income	$52	$19

Interest expense(4)	$—	$1,894

(1)	Total revenue from Popular as a percentage of revenue was 46% and 47% for the three months ended March 31, 2014 and 2013, respectively.
(2)	Includes revenue generated from investee accounted for under the equity method of $0.7 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.
(3)	Includes management fees to equity sponsors amounting to $0.9 million for the three months ended March 31, 2013.
(4)	Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular for the three months ended March 31, 2013.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

At March 31, 2014 and December 31, 2013, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	March 31, 2014	December 31, 2013
Cash and restricted cash deposits in affiliated bank	$16,050	$13,933

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$1,809	$1,900

Other long-term assets	$1,138	$1,686

Other due to/from affiliate
Accounts receivable	$18,917	$18,799

Prepaid expenses and other assets	$259	$216

Accounts payable(2)	$6,991	$8,886

Unearned income	$5,433	$4,100

Other long-term liabilities (2)	$269	$333

(1)	Recorded in connection with reimbursement from Popular regarding certain software license fees.
(2)	Includes accounts payable of $0.2 million for both March 31, 2014 and December 31, 2013 and a long-term liability of $0.3 million for both March 31, 2014 and December 31, 2013 as presented above related to the unvested portion of stock options resulting from the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

At March 31, 2014 and December 31, 2013, EVERTEC Group has a credit facility with Popular for $3.6 million, on behalf of EVERTEC CR, under which a letter of credit of a similar amount was issued.

Note 12 – Segment Information

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.

The Merchant Acquiring segment consists of revenue from services that allow merchants to accept electronic methods of payment. In the Merchant Acquiring segment, revenue includes a discount fee (generally a percentage of the transaction value) and membership fees charged to merchants, debit network fees and rental fees from point of sales (“POS”) devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks.

Payment Processing segment revenue comprises income related to providing financial institutions access to the ATH network and other card networks, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment Processing revenue also includes income from card processing services for debit or credit issuers such as credit and debit card processing, authorization and settlement, and fraud monitoring and control services, payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefit transfer (“EBT”), which principally consists of services to the government of Puerto Rico for the delivery of benefits to participants.

For ATH network and processing services, revenue is driven mainly by the number of transactions processed. Revenue is derived mainly from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenue is mostly dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenue is derived mainly from the number of beneficiaries on file.

The Business Solutions segment consists of revenue from a full suite of business process management solutions in various product areas, such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fee and from fees based on the number of accounts on file (i.e.; savings or checking accounts, loans, etc.) or computer resources utilized. Revenue from other processing services within the Business Solutions segment is generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally one-time transactions.

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their individual financial information to assess performance and to allocate resources.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Three months ended March 31, 2014
Revenues	$19,291	$31,619	$42,917	$(6,617	) (1)	87,210
Income from operations	8,404	14,717	11,424	(9,656	) (2)	24,889
Three months ended March 31, 2013
Revenues	17,459	29,223	45,768	(5,111	) (1)	87,339
Income from operations	9,234	12,760	10,534	(12,129	) (2)	20,399

(1)	Represents the elimination of intersegment revenue for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenue.
(2)	Mainly represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013
Segment income from operations
Merchant Acquiring	$8,404	$9,234
Payment Processing	14,717	12,760
Business Solutions	11,424	10,534

Total segment income from operations	34,545	32,528
Merger related depreciation and amortization and other unallocated expenses (1)	(9,656)	(12,129)

Income from operations	$24,889	$20,399

Interest expense, net	(6,834)	(15,220)
Earnings of equity method investment	321	277
Other income (expenses)	1,991	67
Income tax expense	(2,161)	(51)

Net income	$18,206	$5,472

(1)	Mainly represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 13 – Subsequent Events

On May 7, 2014, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on June 6, 2014 to stockholders of record as of the close of business on May 19, 2014.

The Company performed an evaluation of all other events occurring subsequent to March 31, 2014; management has determined that there are no additional events occurring in this period that require disclosure in or adjustment to the accompanying unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2014 and 2013, respectively; and (ii) the financial condition as of March 31, 2014. You should read the following discussion and analysis in conjunction with the Audited Consolidated Financial Statements and related notes for the fiscal year ended December 31, 2013, included in the Company’s annual report on Form 10-K (the “2013 Form 10-K”) and with the Unaudited Consolidated Financial Statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis, including the operations of its predecessor entities prior to the Merger (as defined below). EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A. and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Executive Summary

EVERTEC is the leading full-service transaction processing business in Latin America, providing a broad range of merchant acquiring, payment processing and business process management services. According to the July 2013 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and the seventh largest in Latin America, based on total number of transactions. We serve 19 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than 2.1 billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Our broad suite of services spans the entire transaction-processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through a highly scalable, end-to-end technology platform that we manage and operate in-house and that generates significant operating efficiencies that enable us to maximize profitability.

We sell and distribute our services mainly through a proprietary direct sales force with strong customer relationships. We are also building a variety of indirect sales channels that enable us to leverage the distribution capabilities of partners in adjacent markets, including value-added resellers. Also, we continue to pursue joint ventures and merchant acquiring alliances.

We benefit from an attractive business model, the hallmarks of which are recurring revenue, scalability, significant operating margins and low capital expenditure requirements. Our revenue is recurring in nature because of the “mission-critical” and embedded nature of the services we provide, the high switching costs associated with these services and the multi-year contracts we negotiate with our customers. Our business model enables us to continue to grow our business organically without significant additional capital expenditures.

Corporate Background

Our main operating subsidiary, EVERTEC Group, LLC (formerly known as EVERTEC, LLC and EVERTEC, Inc., hereinafter “EVERTEC Group”), was organized in Puerto Rico in 1988. EVERTEC Group was formerly a wholly-owned subsidiary of Popular. On September 30, 2010, pursuant to an Agreement and Plan of Merger (as amended, the “Merger Agreement”), AP Carib Holdings, Ltd. (“Apollo”) acquired a 51% indirect ownership interest in EVERTEC Group as part of a merger (the “Merger”) and EVERTEC Group became a wholly-owned subsidiary of EVERTEC Intermediate Holdings, LLC (formerly known as Carib Holdings, LLC and Carib Holdings, Inc., hereinafter “Holdings”).

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

Separation From and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, and several related agreements with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to use EVERTEC services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with those of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, and that this ongoing shift will continue to generate substantial growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American region is lower relative to the more mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. We also benefit from the trend for financial institutions and government agencies to outsource technology systems and processes. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging. We believe that our technology and business outsourcing solutions cater to the evolving needs of the financial institution customer base we target, providing integrated, open, flexible, customer-centric and efficient IT products and services.

Our results of operations may be affected by regulatory changes that will occur as the payments industry has come under increased scrutiny from lawmakers and regulators.

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate.

Overview of Results of Operations

The following briefly describes the components of revenue and expenses as presented in the unaudited consolidated statements of income and comprehensive income. Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our 2013 Form 10-K.

Merchant Acquiring, net. Merchant Acquiring revenue consist of income from services that allow merchants to accept electronic methods of payment. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. In the Merchant Acquiring segment, revenue includes a discount fee (generally a percentage of the sales amount of a credit or debit card transaction value) and membership fees charged to merchants, debit network fees and rental income from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks.

Our Merchant Acquiring business accounted for $19.3 million or 22.1% of total revenue for the three months ended March 31, 2014, compared with $17.5 million, or 20.0%, for the same period in 2013; and $8.4 million, or 24.3%, of total segment income from operations for the three month period ended March 31, 2014 compared with $9.2 million, or 28.4%, for the same period in 2013.

Payment Processing. Payment Processing revenue comprises income related to providing financial institutions access to the ATH network and other card networks, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment Processing revenue also includes income from card processing services for debit or credit issuers, such as credit and debit card processing, authorization and settlement and fraud monitoring and control services; payment processing services such as payment and billing products for merchants, businesses and financial institutions and EBT; which principally consists of services to the Puerto Rico government for the delivery of government benefits to participants. Our payment products include electronic check processing, automated clearing house (“ACH”), lockbox, interactive voice response and web-based payments through personalized websites, among others.

We generally enter into one-to five-year contracts with our private payment processing clients and one-year contracts with our government payment processing clients. For ATH network and processing services, revenue is mainly driven by the number of transactions processed. Revenue is derived mainly from network fees, transaction switching and processing fees, and leasing of POS devices. For card issuer processing, revenue is dependent mostly upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenue is derived mainly from the number of beneficiaries on file.

Our Payment Processing business accounted for $25.0 million or 28.7% of total revenue for the three months ended March 31, 2014, compared with $24.1 million, or 27.5%, of total revenue for the same period in 2013; and $14.7 million, or 42.6%, of total segment income from operations for the three months ended March 31, 2014, compared with $12.8 million, or 39.2%, of total segment income from operations for the three months ended March 31, 2013.

Business Solutions. Business Solutions revenue consists of income from a full suite of business process management solutions including core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. We generally enter into one- to five-year contracts with our private business solutions clients and one-year contracts with our government business solutions clients.

In addition, we are a reseller of hardware and software products and these resale transactions are generally one-time transactions. Revenue from sales of hardware or software products is recognized once the following four criteria are met: (i) evidence of an agreement exists, (ii) delivery and acceptance has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collection of the selling price is reasonably assured or probable, as applicable.

Our Business Solutions business accounted for $42.9 million or 49.2% of total revenue for the three months ended March 31, 2014, compared with $45.8 million, or 52.5%, of total revenue for the comparable period in 2013; and $11.4 million, or 33.1%, of total segment income from operations for the three months ended March 31, 2014, compared with $10.5 million, or 32.4%, of total segment income from operations for the three months ended March 31, 2013.

Cost of revenues. This caption includes the costs directly associated with providing services to customers, as well as, product and software sales, including software licensing and maintenance costs; telecommunications costs; personnel and infrastructure costs to develop and maintain applications, operate computer networks and provide associated customer support; and other operating expenses.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three months ended March 31, 2014 and 2013. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2014 and 2013

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the three months ended March 31, 2014 and 2013.

Revenue

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013	Variance
Merchant Acquiring, net	$19,291	$17,459	$1,832	10%
Payment Processing	25,002	24,112	890	4%
Business Solutions	42,917	45,768	(2,851)	-6%

Total revenues	$87,210	$87,339	$(129)	0%

Total revenue for the three months ended March 31, 2014 decreased slightly to $87.2 million compared with $87.3 million for the comparable period in 2013. The decrease was driven by a $2.9 million reduction in Business Solutions revenue, which was almost entirely offset by increases in Merchant Acquiring and Payment Processing revenue.

Merchant Acquiring revenue for the three months ended March 31, 2014 increased by $1.8 million or 10% compared with the corresponding 2013 period. The growth was mostly a result of an increase in transaction volumes.

Payment Processing revenue for the three months ended March 31, 2014 increased $0.9 million or 4% compared with the corresponding 2013 period. Revenue growth was driven mainly by an increase in our card products business as a result of higher accounts on file due to new customer additions in our Latin America operations, and by an increase in ATH and POS network and processing transactions. The increase in ATH and POS transactions was largely a result of organic growth from local banks in Puerto Rico, as well as, additional services to certain existing customers. The increase was partially offset by a decrease in a service for a Department of Education program which in the previous year had begun in the first quarter, while in the current year will be commencing during the second quarter.

Business Solutions revenue for the three months ended March 31, 2014 decreased $2.9 million or 6% compared with the corresponding 2013 period. The decrease is almost entirely attributable to a decline in hardware and software sales of $3.5 million, partially offset by increased demand for our core banking products and services.

Operating costs and expenses

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$37,645	$40,502	$(2,857)	-7%
Selling, general and administrative expenses	8,062	8,863	(801)	-9%
Depreciation and amortization	16,614	17,575	(961)	-5%

Total operating costs and expenses	$62,321	$66,940	$(4,619)	-7%

Total operating costs and expenses for the three months ended March 31, 2014 decreased $4.6 million or 7% when compared with the same period in 2013.

Cost of revenues for the three months ended March 31, 2014 decreased 7% compared with the corresponding 2013 period. The reduction is mainly due to lower cost of sales incurred as a result of the aforementioned decrease in hardware and software sales.

Selling, general and administrative expenses for the three months ended March 31, 2014 decreased $0.8 million or 9% compared with the corresponding 2013 period. The decline was mainly due to the consulting fees paid to Apollo and Popular during the first quarter of 2013. In connection with our initial public offering during the second quarter of 2013, our consulting agreements with Apollo and Popular were terminated.

Depreciation and amortization expense for the three months ended March 31, 2014 decreased $1.0 million or 5% compared with the corresponding 2013 period. The decrease is related to lower amortization of software packages which became fully depreciated during 2013.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013	Variance
Segment income from operations
Merchant Acquiring, net	$8,404	$9,234	$(830)	-9%
Payment Processing	14,717	12,760	1,957	15%
Business Solutions	11,424	10,534	890	8%

Total segment income from operations	34,545	32,528	2,017	6%
Merger related depreciation and amortization and other unallocated expenses (1)	(9,656)	(12,129)	2,473	-20%

Income from operations	$24,889	$20,399	$4,490	22%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended March 31, 2014 was $24.9 million, representing an increase of $4.5 million or 22% compared with the corresponding 2013 period. The increase in income from operations was driven by the aforementioned factors impacting our revenue and operating costs and expenses.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of the income from operations to net income.

Non-operating (expenses) income

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013	Variance
Non-operating (expenses) income
Interest income	$75	$44	$31	70%
Interest expense	(6,909)	(15,264)	8,355	-55%
Earnings of equity method investment	321	277	44	16%
Other income	1,991	67	1,924	2,872%

Total non-operating (expenses) income	$(4,522)	$(14,876)	$10,354	(70)%

The reduction in total non-operating expenses was due to a decrease of $8.4 million in interest expense as a result of the refinancing of our debt, completed in the second quarter of 2013, and the redemption of the senior notes. Additionally, other income increased by $1.0 million as a result of non-recurring gains related to currency translation on an intercompany loan with EVERTEC CR, our Costa Rican subsidiary.

Income tax expense

Income tax expense for the three months ended March 31, 2014 amounted to $2.2 million compared with approximately $51,000 for the corresponding 2013 period, mainly as a result of an increase in taxable income.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $60.0 million was available as of March 31, 2014.

At March 31, 2014, we had cash of $27.2 million, of which $15.8 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments and debt service.

Based on our current level of operations, we believe our cash flows from operations and the available senior secured revolving credit facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses, dividend payments and capital expenditures and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.

	Three months ended March 31,
(Dollar amounts in thousands)	2014	2013
Cash provided by operating activities	$30,014	$33,831
Cash used in investing activities	(2,300)	(4,334)
Cash used in financing activities	(22,957)	(21,003)

Increase in cash	$4,757	$8,494

Net cash provided by operating activities for the three months ended March 31, 2014 was $30.0 million compared with $33.8 million for the corresponding 2013 period. The decrease was mostly attributable to cash used to pay down accounts payable and accrued liabilities. The decrease was partially offset by an increase in income from operations mainly due to a decrease in operating costs and expenses.

Net cash used in investing activities for the three months ended March 31, 2014 was $2.3 million compared with $4.3 million for the corresponding period in 2013. The decrease is mainly attributable to lower purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2014 and 2013 amounted to $23.0 million and $21.0 million, respectively. The increase in cash used in financing activities was driven by dividend payments made during the first quarter of 2014 of $7.8 million, while none were made during the comparable period in 2013. This increase was partially offset by a $5.6 million decrease in debt repayment during the first quarter of 2014 when compared to repayments made in the first quarter of 2013.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $2.5 million and $4.5 million for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 12, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 14, 2014 to stockholders of record as of February 25, 2014.

On May 7, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend of $0.10 per share will be paid on June 6, 2014 to stockholders of record as of close of business on May 19, 2014.

Financial Obligations

Senior Secured Credit Facilities

Term A Loan

As of March 31, 2014, the unpaid principal balance of the Term A Loan was $288.8 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. For the three months ended March 31, 2014, the Company made principal payments amounting to $3.8 million on the Term A Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.00% to 2.50% or (b) base rate, as defined in our 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of March 31, 2014, the unpaid principal balance of the Term B Loan was $397.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. For the three months ended March 31, 2014, the Company made principal payments amounting to $1.0 million on the Term B Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) base rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has a balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated, based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of March 31, 2014, the outstanding balance of the revolving credit facility was $40.0 million. For the three months ended March 31, 2014, the Company made payments amounting to $10.0 million on the revolving credit facility.

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

See Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Other Short-Term Borrowing

In August 2013, we entered into a financing agreement in the ordinary course of business to purchase certain hardware, software and maintenance and related services in the amount of $1.8 million to be repaid in three installments over a term of eight months. As of March 31, 2014, the outstanding balance of this other short-term borrowing was $0.6 million.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would limit the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of March 31, 2014, the senior secured leverage ratio was 3.84 to 1.00 and we were in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

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

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in the senior secured credit facilities in testing EVERTEC Group’s compliance with covenants therein, such as the senior secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because it better reflects our cash flows generation by capturing the actual cash taxes paid rather than our tax expense as calculated under GAAP and excludes the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

	Three months ended	Twelve months ended
(Dollar amounts in thousands, except per share data)	March 31, 2014	March 31, 2014
Net income (loss)	$18,206	$(11,887)
Income tax expense	2,161	120
Interest expense, net	6,834	29,239
Depreciation and amortization	16,614	69,405

EBITDA	43,815	86,877
Software maintenance reimbursement and other costs (1)	546	2,242
Equity income (2)	(321)	5
Compensation and benefits (3)	488	7,626
Pro forma cost reduction adjustments (4)	—	100
Transaction, refinancing and other non-recurring fees (5)	517	64,532
Management fees (6)	—	19,261
Purchase accounting (7)	179	545

Adjusted EBITDA	$45,224	$181,188

Pro forma cost reduction adjustments (8)	—	(100)
Operating depreciation and amortization (9)	(7,483)	(31,313)
Cash interest income (expense) (10)	(5,755)	(22,361)
Cash income taxes (11)	—	(1,641)

Adjusted Net Income	$31,986	$125,773

Adjusted Net Income per common share
Basic	0.41
Diluted	0.40
Shares used in computing Adjusted Net Income per common share
Basic	78,375,335
Diluted	79,236,195

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
(3)	Primarily represents non-cash equity based compensation expense.
(4)	Represents the pro forma effect of the expected net savings mainly in compensation and benefits from the reduction of certain employees, temporary employees and professional services. This pro forma amount was calculated using the net amount of actual expenses for temporary services and professional services for the twelve-month period prior to their replacement, separation and/or elimination net of the incremental cost of the new full-time employees that were hired.
(5)	Represents fees and expenses associated with non-recurring corporate transactions, including costs associated with the refinancing and debt extinguishment of $58.6 million in the second quarter of 2013.
(6)	Represents consulting fees paid to Apollo and Popular. In connection with our initial public offering during the second quarter of 2013, the consulting agreements with Apollo and Popular were terminated.
(7)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(8)	Represents the elimination of the pro-forma benefits described in note (4) above.
(9)	Represents operating depreciation and amortization expense which excludes amortization generated as a result of the Merger.
(10)	Represents interest expense, less interest income, as they appear on our consolidated statement of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issuance costs, premium and accretion of discount. For the last twelve month period, represents pro forma cash interest expense assuming EVERTEC’s April 2013 refinancing occurred on January 1, 2013.
(11)	Represents cash taxes paid for each period presented.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of March 31, 2014, we had an outstanding letter of credit of $1.1 million with a maturity of less than three months. Also, as of March 31, 2014 we had an off balance sheet item of $55.4 million related to the unused amount of the windfall that is available to offset future taxable income.

See Note 8 of the Unaudited Consolidated Financial Statements within Item I of this Quarterly Report on Form 10-Q for additional information related to this off balance sheet item.

Seasonality

Our payment businesses generally experiences increased activity during the traditional holiday shopping periods and around other nationally recognized holidays.

Effect of Inflation

While inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have an impact on our operating results, inflation has had minimal net effect on our operating results during the last three years as overall inflation has been offset by increased selling process and cost reduction actions. We cannot assure you, however, that we will not be affected by general inflation in the future.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of March 31, 2014 under the senior secured credit facilities would increase our annual interest expense by approximately $6.8 million, excluding the revolving credit facility. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in Accumulated other comprehensive income (loss) in the unaudited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in Other operating income in the Consolidated Statements of Income and Comprehensive Income. At March 31, 2014, the Company had $7.3 million in an unfavorable foreign currency translation adjustment as part of Accumulated other comprehensive (loss) income compared with a favorable foreign currency translation adjustment of $0.4 million at December 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under Item 1A. of the Company’s 2013 Form 10-K.

The risks described in our 2013 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: May 8, 2014	By:	/s/ Peter Harrington

Peter Harrington Chief Executive Officer

Date: May 8, 2014	By:	/s/ Juan J. Román

Juan J. Román Chief Financial Officer