Form 10-Q
period 2014-06-30
EVERTEC, Inc.
filed 2014-08-07
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

At August 1, 2014, there were 78,657,848 outstanding shares of common stock of EVERTEC, Inc.

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

Investors should refer to the Company’s Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”) for a discussion of factors that could cause events to differ from those suggested by the forward-looking statements, including factors set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

EVERTEC, Inc. (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands, except for share information)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash	$27,831	$22,485
Restricted cash	5,195	5,433
Accounts receivable, net	71,479	68,434
Deferred tax asset	2,812	2,537
Prepaid expenses and other assets	21,846	17,524

Total current assets	129,163	116,413
Investment in equity investee	11,287	10,639
Property and equipment, net	29,371	33,240
Goodwill	369,203	373,119
Other intangible assets, net	347,114	367,780
Other long-term assets	13,745	18,162

Total assets	$899,883	$919,353

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$29,159	$26,571
Accounts payable	14,256	18,630
Unearned income	8,498	5,595
Income tax payable	1,801	259
Current portion of long-term debt	19,000	19,000
Short-term borrowings	23,000	51,200
Deferred tax liability, net	461	543

Total current liabilities	96,175	121,798
Long-term debt	656,626	665,680
Long-term deferred tax liability, net	20,702	20,212
Other long-term liabilities	251	333

Total liabilities	773,754	808,023

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 78,631,847 shares issued and outstanding at June 30, 2014 (December 31, 2013- 78,286,465)	786	783
Additional paid-in capital	82,167	80,718
Accumulated earnings	49,701	29,403
Accumulated other comprehensive (loss) income, net of tax	(6,525)	426

Total stockholders’ equity	126,129	111,330

Total liabilities and stockholders’ equity	$899,883	$919,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Dollar amounts in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Merchant acquiring, net	$19,827	$18,165	$39,118	$35,624
Payment processing (from affiliates: $7,303, $7,298, $14,407 and $14,508)	26,406	24,285	51,408	48,397
Business solutions (from affiliates: $34,243, $35,051, $67,601 and $69,496)	44,888	46,725	87,805	92,493

Total revenues	91,121	89,175	178,331	176,514

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	38,839	41,771	76,484	82,273
Selling, general and administrative expenses	10,463	12,624	18,525	21,487
Depreciation and amortization	16,390	17,842	33,004	35,417

Total operating costs and expenses	65,692	72,237	128,013	139,177

Income from operations	25,429	16,938	50,318	37,337

Non-operating (expenses) income
Interest income	79	49	154	93
Interest expense	(6,501)	(9,747)	(13,410)	(25,011)
Earnings of equity method investment	343	348	664	625
Other income (expenses):
Loss on extinguishment of debt	—	(58,464)	—	(58,464)
Termination of consulting agreements	—	(16,718)	—	(16,718)
Other income (expenses)	385	(2,353)	2,376	(2,286)

Total other income (expenses)	385	(77,535)	2,376	(77,468)

Total non-operating (expenses) income	(5,694)	(86,885)	(10,216)	(101,761)

Income (loss) before income taxes	19,735	(69,947)	40,102	(64,424)
Income tax expense (benefit)	1,962	(5,012)	4,123	(4,961)

Net income (loss)	17,773	(64,935)	35,979	(59,463)
Other comprehensive income (loss), net of tax of $48, $18, $54 and $18
Foreign currency translation adjustments	794	(394)	(6,951)	1,960

Total comprehensive income (loss)	$18,567	$(65,329)	$29,028	$(57,503)

Net income (loss) per common share - basic	$0.23	$(0.82)	$0.46	$(0.78)

Net income (loss) per common share - diluted	$0.22	$(0.82)	$0.45	$(0.78)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2013	78,286,465	$783	$80,718	$29,403	$426	$111,330
Share-based compensation recognized			665			665
Tax windfall benefit on exercises of stock options			1,482			1,482
Stock options exercised, net of cashless exercise	345,382	3	(719)			(716)
Dividend(1)			21			21
Net income				35,979		35,979
Cash dividends declared on common stock	—			(15,681)		(15,681)
Other comprehensive loss					(6,951)	(6,951)

Balance at June 30, 2014	78,631,847	786	82,167	49,701	(6,525)	126,129

(1)	Related to dividend declared in 2012 and accrued upon vesting of stock options. Such options were forfeited during the six months ended June 30, 2014.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$35,979	$(59,463)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,004	35,417
Amortization of debt issue costs and premium and accretion of discount	1,538	2,369
Write-off of debt issue costs, premium and discount accounted as loss on extinguishment	—	16,555
Provision for doubtful accounts and sundry losses	1,058	826
Deferred tax benefit	(430)	(6,251)
Share-based compensation	665	5,483
Unrealized loss (gain) of indemnification assets	173	(19)
Loss on disposition of property and equipment and other intangibles	64	32
Earnings of equity method investment	(664)	(625)
Dividend received from equity method investment	326	500
(Increase) decrease in assets:
Accounts receivable, net	(2,045)	492
Prepaid expenses and other assets	(4,267)	(5,417)
Other long-term assets	1,811	(323)
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(4,120)	(3,347)
Income tax payable	1,542	(1,867)
Unearned income	2,903	1,736

Total adjustments	31,558	45,561

Net cash provided by (used in) operating activities	67,537	(13,902)

Cash flows from investing activities
Net decrease (increase) in restricted cash	238	(44)
Intangible assets acquired	(5,841)	(7,927)
Property and equipment acquired	(3,895)	(4,384)
Proceeds from sales of property and equipment	3	11

Net cash used in investing activities	(9,495)	(12,344)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs of $12,567	—	112,432
Proceeds from issuance of long-term debt	—	700,000
Statutory minimum withholding taxes paid on cashless exercises of stock options	(770)	(16,688)
Debt issuance costs	—	(12,077)
Net decrease in short-term borrowing	(27,000)	(14,000)
Repayment of short-term borrowing for purchase of equipment	(1,200)	(4,332)
Dividends paid	(15,680)	—
Tax windfall benefits on exercises of stock options	1,482	470
Issuance of common stock, net	54	28
Repayment of other financing agreement	(82)	(112)
Repayment of long-term debt	(9,500)	(745,522)

Net cash (used in) provided by financing activities	(52,696)	20,199

Net increase (decrease) in cash	5,346	(6,047)
Cash at beginning of the period	22,485	25,634

Cash at end of the period	$27,831	$19,587

Supplemental disclosure of non-cash activities:
Dividend declared not received from equity method investment	$325	$500
Foreign currency translation adjustments	(6,951)	2,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is the leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely, and Management believes that the Company’s business is well-positioned to continue to expand across the fast-growing Latin American region.

On April 13, 2012, EVERTEC was formed in order to act as the new parent company of EVERTEC Intermediate Holdings, LLC (formerly known as Carib Holdings, LLC and Carib Holdings, Inc., hereinafter “Holdings”) and its subsidiaries, including EVERTEC Group, LLC (formerly known as EVERTEC, LLC and EVERTEC, Inc., hereinafter “EVERTEC Group”). The Company’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A. and EVERTEC México Servicios de Procesamiento, S.A. de C.V.

Basis of Presentation

The unaudited consolidated financial statements of EVERTEC have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”). The preparation of the accompanying unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements. Actual results could differ from these estimates.

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2013, included in the Company’s 2013 Form 10-K. In the opinion of management, the accompanying consolidated financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the June 30, 2013 unaudited consolidated financial statements and related notes to conform with the presentation in 2014.

Note 2 – Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In May 2014, the FASB issued updated guidance for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: identify the contract(s) with a customer; identify the performance obligations in the contract; determine the transaction price; allocate the transaction price to the performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer. In addition, the updated guidance enhances and expands disclosures regarding revenue recognition. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 3 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2014	December 31, 2013

Buildings	30	$1,590	$1,726
Data processing equipment	3 - 5	70,243	68,273
Furniture and equipment	3 - 20	7,500	6,385
Leasehold improvements	5 - 10	2,878	2,880

		82,211	79,264
Less - accumulated depreciation and amortization		(54,250)	(47,555)

Depreciable assets, net		27,961	31,709
Land		1,410	1,531

Property and equipment, net		$29,371	$33,240

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2014 amounted to $3.8 million and $7.7 million, respectively, compared to $4.1 million and $8.1 million, respectively, for the same periods in 2013.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 12):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total

Balance at December 31, 2013	$138,121	$187,622	$47,376	$373,119
Foreign currency translation adjustments	—	(2,923)	(993)	(3,916)

Balance at June 30, 2014	$138,121	$184,699	$46,383	$369,203

Goodwill is tested for impairment at least annually, or more often if events or circumstances indicate there may be impairment, using the qualitative assessment option or step zero process. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.

During the third quarter of 2013, the Company completed the qualitative assessment described above and determined that there were no impairment losses to be recognized during the period. There were no triggering events or changes in circumstances that subsequent to the impairment test would have required an additional impairment evaluation. As part of the Company’s qualitative assessment, EVERTEC considered the results for the 2011 impairment test (which indicated that the fair value of each reporting unit was in excess of 30% of its carrying amount) as well as current market conditions and changes in the carrying amount of the Company’s reporting units that occurred subsequent to the 2011 impairment test.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The carrying amount of other intangible assets for the six months ended June 30, 2014 and the year ended December 31, 2013 consisted of the following:

(Dollar amounts in thousands)		June 30, 2014
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	14	$312,747	$(84,336)	$228,411
Trademark	10 - 15	39,950	(12,990)	26,960
Software packages	3 - 10	125,508	(76,169)	49,339
Non-compete agreement	15	56,539	(14,135)	42,404

Other intangible assets, net		$534,744	$(187,630)	$347,114

(Dollar amounts in thousands)		December 31, 2013
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	14	$314,036	$(73,180)	$240,856
Trademark	10 -15	39,950	(11,258)	28,692
Software packages	3 - 10	119,598	(65,655)	53,943
Non-compete agreement	15	56,539	(12,250)	44,289

Other intangible assets, net		$530,123	$(162,343)	$367,780

For the three and six months ended June 30, 2014, the Company recorded amortization expense related to other intangibles of $12.6 million and $25.3 million, respectively, compared to $13.7 million and $27.3 million for the corresponding 2013 periods.

The estimated amortization expense of the balances outstanding at June 30, 2014 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2014	$24,698
2015	45,742
2016	35,741
2017	32,988
2018	31,336
2019	30,609

Note 5 – Debt and Short-Term Borrowings

Total debt as of June 30, 2014 and December 31, 2013 was as follows:

(Dollar amounts in thousands)	June 30, 2014	December 31, 2013

Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$284,697	$292,153
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	390,929	392,527
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	23,000	50,000
Other short-term borrowing	—	1,200

Total debt	$698,626	$735,880

(1)	Applicable margin of 2.50% at June 30, 2014 and December 31, 2013.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.75% at June 30, 2014 and December 31, 2013.
(3)	Includes unamortized discount.

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

Term A Loan

As of June 30, 2014, the unpaid principal balance of the Term A Loan was $285.0 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate, as defined in the 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of June 30, 2014, the unpaid principal balance of the Term B Loan was $396.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

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

The senior secured credit facilities contain various restrictive covenants. The Term A Loan and the revolving credit facility (subject to certain exceptions) require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts our ability to enter into agreements that would limit the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. As of June 30, 2014, the Company was in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes fair value measurements by level at June 30, 2014 and December 31, 2013 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total

June 30, 2014
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$2,114	$2,114

December 31, 2013
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$3,586	$3,586

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the merger transaction completed on September 30, 2010 (“the Merger”). Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of June 30, 2014, therefore resulting in a net unrealized gain of approximately $6,000 and a net unrealized loss of approximately $0.2 million for the three and six months ended June 30, 2014, respectively, and a net unrealized gain of approximately $3,000 and $19,000 for the three and six months ended June 30, 2013, respectively, which are reflected within the other expenses caption in the unaudited consolidated statements of income (loss) and comprehensive income (loss). The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheets.

The unobservable inputs related to the Company’s indemnification assets as of June 30, 2014 using the discounted cash flow model include the discount rate of 5.33% and the projected cash flows of $2.3 million.

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Indemnification assets:
Software cost reimbursement	$2,114	$2,114	$3,586	$3,586

Financial liabilities:
Senior secured term loan A	$284,697	$280,905	$292,153	$284,091
Senior secured term loan B	390,929	389,565	392,527	387,055

The fair value of the senior secured term loans at June 30, 2014 and December 31, 2013 were obtained using prices supplied by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. The pricing inputs also may include the use of an algorithm that could take into account movement in the general high-yield market, among other variants.

The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2014	2013	2014	2013

Indemnification assets:
Beginning balance	$2,947	$5,558	$3,586	$6,099
Payments received	(839)	(1,021)	(1,299)	(1,578)
Unrealized gain (loss) recognized in other expenses	6	3	(173)	19

Ending balance	$2,114	$4,540	$2,114	$4,540

Note 7 – Share-based Compensation

The following table summarizes stock options activity for the six months ended June 30, 2014:

	Shares	Weighted-average exercise prices

Outstanding at December 31, 2013	1,285,536	$4.77
Granted	100,000	24.01
Forfeited	31,164	1.30
Exercised	406,999	1.95

Outstanding at June 30, 2014	947,373	$8.12

Exercisable at June 30, 2014	49,374	$1.30

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The following table summarizes nonvested restricted shares activity for the six months ended June 30, 2014:

Nonvested restricted shares	Shares	Weighted-average grant date fair value

Nonvested at December 31, 2013	9,133	$24.64

Nonvested at June 30, 2014	9,133	$24.64

For the three and six months ended June 30, 2014 and June 30, 2013, the Company recognized $0.3 million and $0.7 million and $5.2 million and $5.5 million of share-based compensation expense, respectively. As of June 30, 2014, there was $2.2 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 2.3 years. In addition, for the same period, there was approximately $25,000 of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be fully recognized during 2014.

Note 8 – Income Tax

The components of income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2014	2013	2014	2013

Current tax provision	$964	$1,005	$4,553	$1,290
Deferred tax provision (benefit)	998	(6,017)	(430)	(6,251)

Income tax expense (benefit)	$1,962	$(5,012)	$4,123	$(4,961)

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013 and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2014	2013	2014	2013

Current tax provision (benefit)
Puerto Rico	$423	$(122)	$1,360	$256
United States	217	210	415	429
Foreign countries	324	917	2,778	605

Total current tax provision (benefit)	$964	$1,005	$4,553	$1,290

Deferred tax provision (benefit)
Puerto Rico	$805	$(5,880)	$832	$(5,956)
United States	(2)	—	(3)	(2)
Foreign countries	195	(137)	(1,259)	(293)

Total deferred tax provision (benefit)	$998	$(6,017)	$(430)	$(6,251)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2014, the gross deferred tax asset amounted to $11.0 million and the gross deferred tax liability amounted to $29.4 million, compared with $13.5 million and $31.7 million as of December 31, 2013. At June 30, 2014, the recorded value of the Company’s net operating loss (“NOL”) carryforwards was $15.1 million. The recorded value of the NOL carryforwards is approximately $7.0 million lower than the total NOL carryforwards available because of a windfall tax benefit. The windfall tax benefit is available to offset future taxable income and is considered an off-balance sheet item until the deduction reduces taxes payable. This windfall tax benefit results from tax deductions that were in excess of previously recorded compensation expense because the fair value of stock options at the time they were granted differed from their fair value when they were exercised. The total gross NOL carryforwards available, including the windfall benefit, amounted to $58.2 million as of June 30, 2014.

There are no open uncertain tax positions as of June 30, 2014.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 9 – Net Income (Loss) Per Common Share

The reconciliation of the numerator and denominator of the income (loss) per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands, except per share data)	2014	2013	2014	2013

Net income (loss)	$17,773	$(64,935)	$35,979	$(59,463)

Weighted average common shares outstanding	78,410,554	78,928,780	78,393,042	75,849,551

Weighted average potential dilutive common shares(1)(2)	789,410	—	811,600	—

Weighted average common shares outstanding - assuming dilution	79,199,964	78,928,780	79,204,642	75,849,551

Net income (loss) per common share - basic	$0.23	$(0.82)	$0.46	$(0.78)

Net income (loss) per common share - diluted	$0.22	$(0.82)	$0.45	$(0.78)

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.
(2)	For the three and six months ended June 30, 2013, 3,818,727 and 4,227,114 potential common shares, respectively, consisting of common stock under the assumed exercise of stock options and restricted stock awards using the treasury stock method were not included in the computation of the diluted net income (loss) per share since their inclusion would have an antidilutive effect.

On February 12, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 14, 2014 to stockholders of record as of February 25, 2014. On May 7, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 6, 2014 to stockholders of record as of May 19, 2014.

Note 10 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of June 30, 2014 and December 31, 2013 amounted to $0.2 million and $0.3 million, respectively, and is included within the accounts receivable, net caption in the accompanying unaudited consolidated balance sheets.

Rent expense of office facilities and real estate for the three and six months ended June 30, 2014 amounted to $2.1 million and $4.1 million, respectively, compared to $2.0 million and $4.0 million for the corresponding 2013 periods. Rent expense for telecommunications and other equipment for the three and six months ended June 30, 2014 amounted to $1.6 million and $3.0 million, respectively, compared to $1.8 million and $3.5 million for the corresponding 2013 periods.

In the ordinary course of business, the Company may enter into commercial commitments. As of June 30, 2014, EVERTEC has an outstanding letter of credit of $1.1 million with a maturity of less than three months.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss would be minimal. For other claims regarding which proceedings are in an initial phase, the Company is unable to estimate the range of possible loss but at this time believes that any loss related to such claims will not be material.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 11 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2014	2013	2014	2013

Total revenues(1)(2)	$41,546	$42,349	$82,008	$84,004

Cost of revenues	$528	$2,506	$619	$5,110

Rent and other fees(3)(4)	$2,084	$27,212	$4,001	$30,072

Interest earned from and charged by affiliate
Interest income	$50	$23	$102	$42

Interest expense(5)	$—	$577	$—	$2,471

(1)	Total revenues from Popular as a percentage of revenues were 45%, 47%, 45% and 47% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $0.7 million and $1.4 million for the three and six months ended June 30, 2014, respectively, and $0.8 million and $1.7 million for the corresponding 2013 periods.
(3)	Includes management fees to equity sponsors amounting to $19.4 million and $20.3 million for the three and six months ended June 30, 2013, respectively. Management fees paid during 2013 includes $16.7 million resulting from the termination of the consulting agreements as explained below. Rent and other fees also includes $5.9 million paid to Popular in connection with the redemption premium on the senior notes for the three and six months ended June 30, 2013.
(4)	For the periods presented above, $2.1 million, $4.6 million, $4.0 million and $7.5 million were recorded as selling, general and administrative expenses, and $22.6 million was recorded as non-operating expenses for the three and six months ended June 30, 2013 in the unaudited consolidated statement of income (loss) and comprehensive income (loss).
(5)	Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular. As a result of the debt refinancing and the redemption of the senior notes in April 2013, Popular’s participation in such debt was extinguished.

On April 17, 2013, EVERTEC entered into a termination agreement with Holdings, EVERTEC Group and Popular and a termination agreement with Holdings, EVERTEC Group and Apollo Management VII, L.P. in connection with our initial public offering in April 2013 (the “Termination Agreements”). The Termination Agreements terminated the consulting agreements (the “Consulting Agreements”), each dated September 30, 2010, entered into by Holdings and EVERTEC Group with each of Popular and Apollo Management, pursuant to which Holdings and EVERTEC Group received certain advisory services from each of Popular and Apollo Management. The Consulting Agreements were terminated in their entirety upon payment of termination fees of approximately $8.5 million to Apollo Management and $8.2 million to Popular, in each case, plus any unreimbursed expenses payable in accordance with the terms of the Termination Agreements.

At June 30, 2014 and December 31, 2013, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	June 30, 2014	December 31, 2013

Cash and restricted cash deposits in affiliated bank	$14,847	$13,933

Indemnification assets from Popular reimbursement(1)
Accounts receivable	$1,941	$1,900

Other long-term assets	$173	$1,686

Other due/to from affiliate
Accounts receivable	$20,078	$18,799

Prepaid expenses and other assets	$322	$216

Accounts payable(2)	$4,088	$8,886

Unearned income	$6,964	$4,100

Other long-term liabilities(2)	$253	$333

(1)	Recorded in connection with reimbursements from Popular regarding certain software license fees.
(2)	Includes an account payable of $0.2 million for both periods and a long-term liability of $0.2 million and $0.3 million for June 30, 2014 and December 31, 2013, respectively, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

At June 30, 2014, EVERTEC Group has a credit facility with Popular for $3.6 million, on behalf of EVERTEC CR, under which a letter of credit of a similar amount was issued.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total

Three months ended June 30, 2014
Revenues	19,827	33,040	44,888	(6,634	)(1)	91,121
Income from operations	8,777	15,314	12,113	(10,774	)(2)	25,429

Three months ended June 30, 2013
Revenues	18,165	30,603	46,725	(6,318	)(1)	89,175
Income from operations	8,161	11,720	8,784	(11,727	)(2)	16,938

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total

Six months ended June 30, 2014
Revenues	39,118	64,659	87,805	(13,251	)(1)	178,331
Income from operations	17,181	30,031	23,537	(20,431	)(2)	50,318

Six months ended June 30, 2013
Revenues	35,624	59,826	92,493	(11,429	)(1)	176,514
Income from operations	17,395	24,480	19,318	(23,856	)(2)	37,337

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The reconciliation of income from operations to consolidated net income for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2014	2013	2014	2013

Segment income from operations
Merchant acquiring	$8,777	$8,161	$17,181	$17,395
Payment processing	15,314	11,720	30,031	24,480
Business solutions	12,113	8,784	23,537	19,318

Total segment income from operations	36,204	28,665	70,749	61,193
Merger related depreciation and amortization and other unallocated expenses(1)	(10,775)	(11,727)	(20,431)	(23,856)

Income from operations	$25,429	$16,938	$50,318	$37,337

Interest expense, net	(6,422)	(9,698)	(13,256)	(24,918)
Earnings of equity method investment	343	348	664	625
Other income (expenses)	385	(77,535)	2,376	(77,468)
Income tax (expense) benefit	(1,962)	5,012	(4,123)	4,961

Net income (loss)	$17,773	$(64,935)	$35,979	$(59,463)

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 13 – Subsequent Events

On August 6, 2014, the Company’s Board of Directors (the “Board”) declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis, however future declarations of dividends are subject to Board approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on September 5, 2014 to stockholders of record as of the close of business on August 18, 2014.

The Company performed an evaluation of all other events occurring subsequent to June 30, 2014, Management has determined that there are no additional events occurring in this period that require disclosure in or adjustment to the accompanying unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2014 and 2013, respectively; and (ii) the financial condition as of June 30, 2014. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, included in the Company’s annual report on Form 10-K (the “2013 Form 10-K”) and with the unaudited consolidated financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Executive Summary

EVERTEC is the leading full-service transaction processing business in Latin America, providing a broad range of merchant acquiring, payment processing and business process management services. According to the July 2013 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America, based on total number of transactions. We serve 19 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than 2.1 billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this single-source capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to manage their business as one enterprise; and

•	Our ability to capture and analyze data across the transaction processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that only have the technology, capabilities and products to serve just one portion of the transaction processing value chain (such as only merchant acquiring or payment processing).

Our broad suite of services spans the entire transaction processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through a highly scalable, end-to-end technology platform that we manage and operate in-house and that generates significant operating efficiencies that enable us to maximize profitability.

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

Corporate Background

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) is a Puerto Rico corporation organized in April 2012. Our main operating subsidiary, EVERTEC Group, LLC (formerly known as EVERTEC, LLC and EVERTEC, Inc., hereinafter “EVERTEC Group”), was organized in Puerto Rico in 1988. EVERTEC Group was formerly a wholly-owned subsidiary of Popular. On September 30, 2010, pursuant to an Agreement and Plan of Merger (as amended, the “Merger Agreement”), AP Carib Holdings, Ltd. (“Apollo”) acquired a 51% indirect ownership interest in EVERTEC Group as part of a merger (the “Merger”) and EVERTEC Group became a wholly-owned subsidiary of Holdings.

On April 17, 2012, EVERTEC Group was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving its consolidated tax efficiency by taking advantage of changes to the Puerto Rico Internal Revenue Code, as amended (the “PR Code”), that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Concurrent with the Conversion, Holdings, which is our direct subsidiary, was also converted from a Puerto Rico corporation to a Puerto Rico limited liability company. Prior to these conversions, EVERTEC, Inc. was formed in order to act as the new parent company of Holdings and its subsidiaries, including EVERTEC Group. The transactions described above in this paragraph are collectively referred to as the “Reorganization.”

Separation From and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an indirect ownership interest in EVERTEC Group and remains our largest customer. In connection with, and upon consummation of the Merger, EVERTEC Group entered into a 15-year Master Services Agreement (the “MSA”), and several related agreements with Popular. Under the terms of the MSA, Popular agreed to continue to use EVERTEC services on an ongoing and exclusive basis, for the duration of the agreement, on commercial terms consistent with those of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the MSA.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, and that this ongoing shift will continue to generate substantial growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American region is lower relative to the more mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, therefore driving incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. We also benefit from the trend for financial institutions and government agencies to outsource technology systems and processes. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging. We believe that our technology and business outsourcing solutions cater to the evolving needs of the financial institution customer base we target, providing integrated, open, flexible, customer-centric and efficient IT products and services.

Our results of operations may be affected by regulatory changes that will occur as the payments industry has come under increased scrutiny from lawmakers and regulators.

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate.

Overview of Results of Operations

The following briefly describes the components of revenue and expenses as presented in the unaudited consolidated statements of income (loss) and comprehensive income (loss). Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our 2013 Form 10-K.

Merchant Acquiring, net. Merchant Acquiring revenue consists of income from services that allow merchants to accept electronic methods of payment. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. In the Merchant Acquiring segment, sources of revenue include a discount fee (generally a percentage of the sales amount of a credit or debit card transaction value) and membership fees charged to merchants, debit network fees and rental income from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks.

Merchant Acquiring accounted for $19.8 million, or 21.7% of total revenues, and $8.8 million or 24.2% of total segment income from operations for the three months ended June 30, 2014, compared with $18.2 million, or 20.4%, of total revenues and $8.2 million, or 28.5% of total segment income from operations for the comparable period in 2013. For the six months ended June 30, 2014, our Merchant Acquiring business accounted for $39.1 million, or 21.9% of total revenues and $17.2 million or 24.3% of total segment income from operations compared with $35.6 million, or 20.2%, of total revenues and $17.4 million, or 28.4%, of total segment income from operations for the six months ended June 30, 2013.

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

Payment Processing accounted for $26.4 million, or 29.0%, of total revenues and $15.3 million, or 42.3%, of total segment income from operations for the three months ended June 30, 2014, compared with $24.3 million, or 27.2%, of total revenues and $11.7 million, or 40.9%, of total segment income from operations for the three months ended June 30, 2013. For the six months ended June 30, 2014, our Payment Processing business accounted for $51.4 million, or 28.8%, of total revenues and $30.0 million, or 42.4%, of total segment income from operations, compared with $48.4 million, or 27.4%, of total revenues and $24.5 million, or 40.0%, of total segment income from operations for the six months ended June 30, 2013.

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

Business Solutions accounted for $44.9 million, or 49.3%, of total revenues and $12.1 million, or 33.5%, of total segment income from operations for the three months ended June 30, 2014, compared with $46.7 million, or 52.4%, of total revenues and $8.8 million, or 30.6%, of total segment income from operations for the three months ended June 30, 2013. For the six months ended June 30, 2014, Business Solutions accounted for $87.8 million, or 49.2%, of total revenues and $23.5 million, or 33.3%, of total segment income from operations, compared with $92.5 million, or 52.4%, of total revenues and $19.3 million, or 31.6%, of total segment income from operations for the six months ended June 30, 2013.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and six months ended June 30, 2014 and 2013. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended June 30, 2014 and 2013

The following tables present the components of our unaudited consolidated statements of income (loss) and comprehensive income (loss) by business segment and the change in those amounts for the three months ended June 30, 2014 and 2013.

Revenues

	Three months ended June 30,
(Dollar amounts in thousands)	2014	2013	Variance

Merchant Acquiring, net	$19,827	$18,165	$1,662	9%
Payment Processing	26,406	24,285	2,121	9%
Business Solutions	44,888	46,725	(1,837)	-4%

Total revenues	$91,121	$89,175	$1,946	2%

Total revenues for the three months ended June 30, 2014 increased by $1.9 million or 2% as compared to the corresponding 2013 period, driven by revenue growth of 9% in each our Merchant Acquiring and Payment Processing businesses, partially offset by a reduction in revenue of 4% in our Business Solutions segment.

Merchant Acquiring revenue for the three months ended June 30, 2014 increased by $1.7 million or 9% compared with the corresponding 2013 period. The revenue growth was due mainly to an increase in transaction volumes.

Payment Processing revenues for the three months ended June 30, 2014 increased $2.1 million or 9% compared with the corresponding 2013 period. Revenue growth was driven mainly by an increase in ATH and POS network and processing transactions and an increase in card products business resulting from new customer additions and more accounts on file in our Latin America operations. As well, during the second quarter of 2014, we provided a service related to a Department of Education program; in 2013 the Department of Education service was provided in the first, rather than the second, quarter.

Business Solutions revenues for the three months ended June 30, 2014 decreased $1.8 million or 4% compared with the corresponding 2013 period. The decrease is almost entirely attributable to a decline in hardware and software sales of $2.9 million, partially offset by an increase in demand for other services.

Operating costs and expenses

	Three months ended June 30,
(Dollar amounts in thousands)	2014	2013	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$38,839	$41,771	$(2,932)	-7%
Selling, general and administrative expenses	10,463	12,624	(2,161)	-17%
Depreciation and amortization	16,390	17,842	(1,452)	-8%

Total operating costs and expenses	$65,692	$72,237	$(6,545)	-9%

Total operating costs and expenses for the three months ended June 30, 2014 decreased $6.5 million or 9% as compared to the corresponding 2013 period.

Cost of revenues for the three months ended June 30, 2014 decreased $2.9 million or 7% as compared with the corresponding 2013 period. The reduction was due mainly to lower cost of sales incurred as a result of the aforementioned decrease in hardware and software sales.

Selling, general and administrative expenses for the three months ended June 30, 2014 decreased $2.2 million or 17% as compared with the corresponding 2013 period. This decrease was due primarily to a $3.1 million non-cash charge taken last year in connection with the vesting of all Tranche B and C stock options. This decrease was partially offset by $1.1 million in professional expenses related to a debt offering in the second quarter of 2014 which was withdrawn.

Depreciation and amortization expense for the three months ended June 30, 2014 decreased $1.5 million or 8% as compared with the corresponding 2013 period. The decrease is related primarily to lower amortization of software packages that became fully depreciated.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended June 30,
(Dollar amounts in thousands)	2014	2013	Variance

Segment income from operations
Merchant acquiring, net	$8,777	$8,161	$616	8%
Payment processing	15,314	11,720	3,594	31%
Business solutions	12,113	8,784	3,329	38%

Total segment income from operations	36,204	28,665	7,539	26%
Merger related depreciation and amortization and other unallocated expenses(1)	(10,775)	(11,727)	952	8%

Income from operations	$25,429	$16,938	$8,491	50%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended June 30, 2014 increased $8.5 million or 50% compared with the corresponding 2013 period. The increase in income from operations was the result of the aforementioned factors affecting our revenues and operating costs and expenses.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income (loss).

Non-operating (expenses) income

	Three months ended June 30,
(Dollar amounts in thousands)	2014	2013	Variance

Non-operating (expenses) income
Interest income	$79	$49	$30	61%
Interest expense	(6,501)	(9,747)	3,246	33%
Earnings of equity method investment	343	348	(5)	-1%
Other income (expense)	385	(77,535)	77,920	101%

Total non-operating (expenses) income	$(5,694)	$(86,885)	$81,191	93%

Total non-operating expenses for the three months ended June 30, 2014 decreased $81.2 million compared with the corresponding 2013 period. This decrease in non-operating expenses was mostly a result of two extraordinary expenses incurred in the second quarter of 2013, a $58.5 million charge related to the extinguishment of debt and a $16.7 million expense related to the termination of the consulting agreements with Apollo and Popular. In addition, interest expense decreased by $3.2 million as a result of the debt refinancing in April 2013.

Income tax expense (benefit)

Income tax expense for the three months ended June 30, 2014 amounted to $2.0 million compared with an income tax benefit of $5.0 million in the prior year period, mainly as a result of an increase in taxable income. The prior year tax benefit was attributable to a taxable loss as a result of higher non-operating expenses related to the aforementioned extinguishment of debt, the termination of the consulting agreements and the vesting of all Tranche B and C stock options.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the six months ended June 30, 2014 and 2013

The following tables present the components of our unaudited consolidated statements of income (loss) and comprehensive income (loss) by business segment and the change in those amounts for the six months ended June 30, 2014 and 2013.

Revenues

	Six months ended June 30,
(Dollar amounts in thousands)	2014	2013	Variance

Merchant Acquiring, net	$39,118	$35,624	$3,494	10%
Payment Processing	51,408	48,397	3,011	6%
Business Solutions	87,805	92,493	(4,688)	-5%

Total revenues	$178,331	$176,514	$1,817	1%

Total revenues for the six months ended June 30, 2014 increased $1.8 million or 1% compared with the corresponding 2013 period, driven by revenue growth of 10% and 6% in our Merchant Acquiring and Payment Processing segments, respectively, partially offset by a reduction in revenue of 5% in our Business Solutions segment.

Merchant Acquiring revenue for the six months ended June 30, 2014 increased $3.5 million or 10% as compared to the corresponding 2013 period. The revenue growth for 2014 was primarily a result of an increase in transaction volumes.

Payment Processing revenue for the six months ended June 30, 2014 increased $3.0 million or 6% compared with the corresponding 2013 period. Revenue growth was driven mainly by an increase in our card products business resulting from higher accounts on file due to new customer additions in our Latin America operations and by an increase in ATH and POS network and processing transactions.

Business Solutions revenues for the six months ended June 30, 2014 decreased $4.7 million or 5% compared with the corresponding 2013 period. The decrease is almost entirely attributable to a decline in hardware and software sales of $6.4 million, partially offset by an increase in demand for core banking and other services.

Operating costs and expenses

	Six months ended June 30,
(Dollar amounts in thousands)	2014	2013	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$76,484	$82,273	$(5,789)	-7%
Selling, general and administrative expenses	18,525	21,487	(2,962)	-14%
Depreciation and amortization	33,004	35,417	(2,413)	-7%

Total operating costs and expenses	$128,013	$139,177	$(11,164)	-8%

Total operating costs and expenses for the six months ended June 30, 2014 decreased $11.2 million or 8% as compared with the corresponding 2013 period.

Cost of revenue for the six months ended June 30, 2014 decreased $5.8 million or 7% compared with the corresponding 2013 period. The decrease was due mainly to lower cost of sales incurred as a result of the aforementioned decrease in hardware and software sales.

Selling, general and administrative expenses for the six months ended June 30, 2014 decreased $3.0 million or 14% compared with the corresponding 2013 period. The decrease was due mainly to the impact in the prior year of a $3.1 million non-cash charge taken in connection with the vesting of all Tranche B and C stock options.

Depreciation and amortization expense for the six months ended June 30, 2014 decreased $2.4 million or 7% compared with the corresponding 2013 period. The decrease resulted from lower amortization of software packages that became fully depreciated.

Income from operations

The following table presents income from operations by reportable segments.

	Six months ended June 30,
(Dollar amounts in thousands)	2014	2013	Variance

Segment income from operations
Merchant acquiring, net	$17,181	$17,395	$(214)	-1%
Payment processing	30,031	24,480	5,551	23%
Business solutions	23,537	19,318	4,219	22%

Total segment income from operations	70,749	61,193	9,556	16%
Merger related depreciation and amortization and other unallocated expenses(1)	(20,431)	(23,856)	3,425	14%

Income from operations	$50,318	$37,337	$12,981	35%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the six months ended June 30, 2014 increased $13.0 million or 35% as compared to the corresponding 2013 period. The increase in income from operations was the result of the aforementioned factors affecting revenues and operating costs and expenses.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income (loss).

Non-operating (expenses) income

	Six months ended June 30,
(Dollar amounts in thousands)	2014	2013	Variance

Non-operating (expenses) income
Interest income	$154	$93	$61	66%
Interest expense	(13,410)	(25,011)	11,601	46%
Earnings of equity method investment	664	625	39	6%
Other income (expense)	2,376	(77,468)	79,844	103%

Total non-operating (expenses) income	$(10,216)	$(101,761)	$91,545	90%

Total non-operating expenses for the six months ended June 30, 2014 decreased $91.5 million compared with the corresponding 2013 period. Non-operating expenses in 2013 were driven mainly by the aforementioned factors affecting our quarterly results in non-operating (expenses) income related to expenses incurred in the prior year, coupled with a decrease in interest expense of $11.6 million as a result of the debt refinancing transaction completed during the second quarter of 2013.

Income tax expense (benefit)

Income tax expense for the six months ended June 30, 2014 amounted to $4.1 million compared with an income tax benefit of $5.0 million for the corresponding 2013 period. The income tax expense for 2014 is a result of taxable income, while the income tax benefit in the 2013 period was attributable to a taxable loss resulting from higher non-operating expenses related to the extinguishment of debt, the termination of the consulting agreements and the vesting of all Tranche B and C stock options, as explained above.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $77.0 million was available as of June 30, 2014.

At June 30, 2014, we had cash of $27.8 million, of which $17.7 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

	Six months ended June 30,
(Dollar amounts in thousands)	2014	2013

Cash provided by (used in) operating activities	$67,537	$(13,902)
Cash used in investing activities	(9,495)	(12,344)
Cash (used in) provided by financing activities	(52,696)	20,199

Increase (decrease) in cash	$5,346	$(6,047)

Net cash provided by operating activities for the six months ended June 30, 2014 was $67.5 million compared with cash used in operating activities of $13.9 million for the corresponding 2013 period. The increase of $81.4 million was driven by an increase in income from operations, while cash used in operating activities in the prior year includes cash used to pay certain amounts related to the redemption of the senior notes and the extinguishment of debt of $41.9 million, and a $16.7 million payment related to the termination of the consulting agreements with Popular and Apollo.

Net cash used in investing activities for the six months ended June 30, 2014 was $9.5 million compared with $12.3 million for the corresponding period in 2013. The decrease was mainly attributable to lower purchases of intangible assets and property and equipment in 2014.

Net cash used in financing activities for the six months ended June 30, 2014 was $52.7 million as compared to cash provided by financing activities of $20.2 million in the corresponding 2013 period. Cash used in financing activities consisted of $37.7 million in debt repayment and $15.7 million in quarterly dividends paid. Cash provided by financing activities in 2013 consisted of proceeds from the Initial Public Offering and from the issuance of additional debt amounting to $812.4 million, partially offset by $763.9 million of debt repayment, $12.1 million of debt issuance costs and $16.7 million in taxes paid as a result of cashless exercise of stock options.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $9.7 million and $12.3 million for the six months ended June 30, 2014 and 2013, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 12, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 14, 2014 to stockholders of record as of February 25, 2014.

On May 7, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend of $0.10 per share was paid on June 6, 2014 to stockholders of record as of close of business on May 19, 2014.

On August 6, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend of $0.10 per share will be paid on September 5, 2014 to stockholders of record as of close of business on August 18, 2014.

Financial Obligations

Senior Secured Credit Facilities

Term A Loan

As of June 30, 2014, the unpaid principal balance of the Term A Loan was $285.0 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. For the six months ended June 30, 2014, the Company made principal payments amounting to $7.5 million on the Term A Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate, as defined in our 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of June 30, 2014, the unpaid principal balance of the Term B Loan was $396.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. For the six months ended June 30, 2014, the Company made principal payments amounting to $2.0 million on the Term B Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has a balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of June 30, 2014, the outstanding balance of the revolving credit facility was $23.0 million. For the six months ended June 30, 2014, the Company made payments amounting to $27.0 million on the revolving credit facility.

All loans may be prepaid without premium or penalty. The new senior secured credit facilities allow EVERTEC Group to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the greater of (i) $200.0 million and (ii) maximum amount of debt that would not cause EVERTEC Group’s pro forma first lien secured net leverage ratio to exceed 4.25 to 1.00.

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

See Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Other Short-Term Borrowing

In August 2013, we entered into a financing agreement in the ordinary course of business to purchase certain hardware, software and maintenance and related services in the amount of $1.8 million to be repaid in three installments over a term of eight months. As of June 30, 2014, this other short-term borrowing had been fully repaid.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would limit the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of June 30, 2014, the senior secured leverage ratio was 3.69 to 1.00 and we were in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands)	Three months ended June 30, 2014	Six months ended June 30, 2014	Twelve months ended June 30, 2014

Net income	$17,773	$35,979	$70,821
Income tax expense	1,962	4,123	7,094
Interest expense, net	6,422	13,256	25,963
Depreciation and amortization	16,390	33,004	67,953

EBITDA	42,547	86,362	171,831

Software maintenance reimbursement and other costs(1)	563	1,109	2,316
Equity income(2)	(15)	(338)	(165)
Compensation and benefits(3)	437	925	1,845
Pro forma cost reduction adjustments(4)	—	—	25
Transaction, refinancing and other non-recurring fees(5)	1,999	2,516	6,886
Purchase accounting(6)	(8)	173	542

Adjusted EBITDA	45,523	90,747	183,280

Pro forma cost reduction adjustments(7)	—	—	(25)
Operating depreciation and amortization(8)	(7,281)	(14,764)	(30,515)
Cash interest expense, net(9)	(5,655)	(11,410)	(22,582)
Cash income taxes(10)	(402)	(402)	(1,074)

Adjusted net income	$32,185	$64,171	$129,084

Adjusted net income per common share:
Basic	$0.41	$0.82
Diluted	$0.41	$0.81
Shares used in computing adjusted net income per common share:
Basic	78,410,554	78,393,042
Diluted	79,199,964	79,204,642

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
(3)	Primarily represents non-cash equity based compensation expense.
(4)	Represents the pro forma effect of the expected net savings mainly in compensation and benefits from the reduction of certain employees. This pro forma amount was calculated using the net amount of actual expenses for the twelve-month period prior to their separation.
(5)	Represents fees and expenses associated with non-recurring corporate transactions, including the withdrawn senior secured notes offering in the second quarter of 2014 and refinancing and debt extinguishment in the second quarter of 2013.
(6)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(7)	Represents the elimination of the pro-forma benefits described in note (4) above.
(8)	Represents operating depreciation and amortization expense which excludes amortization generated as a result of the Merger.
(9)	Represents interest expense, less interest income, as they appear on our consolidated statement of income (loss) and comprehensive income (loss), adjusted to exclude non-cash amortization of the debt issuance costs, premium and accretion of discount and other adjustment related to interest expense.
(10)	Represents cash taxes paid for each period presented.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of June 30, 2014, we had an outstanding letter of credit of $1.1 million with a maturity of less than three months. Also, as of June 30, 2014 we had an off balance sheet item of $36.6 million related to the unused amount of the windfall that is available to offset future taxable income.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2014 under the senior secured credit facilities would increase our annual interest expense by approximately $6.8 million, excluding the revolving credit facility. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive (loss) income in the unaudited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in Other operating income in the consolidated statements of income (loss) and comprehensive income (loss). At June 30, 2014, the Company had $6.5 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income compared with a favorable foreign currency translation adjustment of $0.4 million at December 31, 2013.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.61*	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Carlos J. Ramírez

10.62*	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Eduardo Franco de Camargo

10.63*	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Juan J. Román Jiménez

10.64*	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Miguel Vizcarrondo

10.65*	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Peter Harrington

10.66*	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Phil Steurer

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: August 7, 2014	By:	/s/ Peter Harrington

Peter Harrington Chief Executive Officer

Date: August 7, 2014	By:	/s/ Juan J. Román

Juan J. Román Chief Financial Officer

S-1