Form 10-Q
period 2014-09-30
EVERTEC, Inc.
filed 2014-11-06
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At October 31, 2014, there were 77,972,633 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenue and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our Merchant Acquiring business;

•	our ability to renew our client contracts on terms favorable to us;

•	the effectiveness of our risk management procedures;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business;

•	the risk that our technology infrastructure and systems may experience breakdowns or fail to prevent security breaches or fraudulent transfers;0020

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network despite competition and potential shifts in consumer payment preferences;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	regulatory limitations on our activities due to our relationship with Popular and our role as a service provider to financial institutions;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	operating in countries and with counterparties that put us at risk of violating U.S. sanctions laws;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits; and

•	other factors discussed in this Report, including in the section entitled “Risk Factors.”

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

EVERTEC, Inc. (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands, except for share information)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash	$29,226	$22,485
Restricted cash	6,126	5,433
Accounts receivable, net	68,969	68,434
Deferred tax asset	3,378	2,537
Prepaid expenses and other assets	21,880	17,524

Total current assets	129,579	116,413
Investment in equity investee	11,492	10,639
Property and equipment, net	29,482	33,240
Goodwill	369,304	373,119
Other intangible assets, net	338,248	367,780
Other long-term assets	12,335	18,162

Total assets	$890,440	$919,353

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$26,023	$26,571
Accounts payable	14,748	18,630
Unearned income	8,866	5,595
Income tax payable	1,945	259
Current portion of long-term debt	19,000	19,000
Short-term borrowings	8,000	51,200
Deferred tax liability, net	350	543

Total current liabilities	78,932	121,798
Long-term debt	652,102	665,680
Long-term deferred tax liability, net	20,308	20,212
Other long-term liabilities	238	333

Total liabilities	751,580	808,023

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 78,672,101 shares issued and outstanding at September 30, 2014 (December 31, 2013- 78,286,465)	787	783
Additional paid-in capital	83,296	80,718
Accumulated earnings	60,924	29,403
Accumulated other comprehensive (loss) income, net of tax	(6,147)	426

Total stockholders’ equity	138,860	111,330

Total liabilities and stockholders’ equity	$890,440	$919,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Dollar amounts in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Merchant Acquiring, net	$19,227	$18,211	$58,345	$53,835
Payment Processing (from affiliates: $7,192, $7,338, $21,599 and $21,846)	25,611	24,731	77,019	73,128
Business Solutions (from affiliates: $33,688, $33,500, $101,289 and $102,996)	43,804	44,472	131,609	136,965

Total revenues	88,642	87,414	266,973	263,928

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	38,625	38,903	115,109	121,176
Selling, general and administrative expenses	7,104	8,990	25,629	30,477
Depreciation and amortization	16,453	17,657	49,457	53,074

Total operating costs and expenses	62,182	65,550	190,195	204,727

Income from operations	26,460	21,864	76,778	59,201

Non-operating (expenses) income
Interest income	91	54	245	147
Interest expense	(6,370)	(6,403)	(19,780)	(31,414)
Earnings of equity method investment	241	198	905	823
Other income (expenses):
Loss on extinguishment of debt	—	—	—	(58,464)
Termination of consulting agreements	—	—	—	(16,718)
Other income (expenses)	(249)	448	2,127	(1,838)

Total other income (expenses)	(249)	448	2,127	(77,020)

Total non-operating (expenses) income	(6,287)	(5,703)	(16,503)	(107,464)

Income (loss) before income taxes	20,173	16,161	60,275	(48,263)
Income tax expense (benefit)	1,082	1,358	5,205	(3,603)

Net income (loss)	19,091	14,803	55,070	(44,660)
Other comprehensive income (loss), net of tax of $4, $11, $57 and $29 Foreign currency translation adjustments	378	(210)	(6,573)	1,750

Total comprehensive income (loss)	$19,469	$14,593	$48,497	$(42,910)

Net income (loss) per common share - basic	$0.24	$0.18	$0.70	$(0.57)

Net income (loss) per common share - diluted	$0.24	$0.18	$0.70	$(0.57)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2013	78,286,465	$783	$80,718	$29,403	$426	$111,330
Share-based compensation recognized			1,314			1,314
Tax windfall benefit on exercises of stock options			1,937			1,937
Stock options exercised, net of cashless exercise	385,636	4	(694)			(690)
Dividend (1)			21			21
Net income				55,070		55,070
Cash dividends declared on common stock				(23,549)		(23,549)
Other comprehensive loss					(6,573)	(6,573)

Balance at September 30, 2014	78,672,101	$787	$83,296	$60,924	$(6,147)	$138,860

(1)	Related to dividend declared in 2012 and accrued upon vesting of stock options. Such options were forfeited during the nine months ended September 30, 2014.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$55,070	$(44,660)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,457	53,074
Amortization of debt issue costs and premium and accretion of discount	2,315	3,136
Write-off of debt issue costs, premium and discount accounted as loss on extinguishment	—	16,555
Provision for doubtful accounts and sundry losses	1,102	954
Deferred tax benefit	(1,486)	(6,723)
Share-based compensation	1,314	5,719
Unrealized loss (gain) of indemnification assets	459	(21)
Loss on disposition of property and equipment and other intangibles	23	30
Earnings of equity method investment	(905)	(823)
Dividend received from equity method investment	326	500
Decrease (increase) in assets:
Accounts receivable, net	309	9,035
Prepaid expenses and other assets	(4,283)	(2,591)
Other long-term assets	2,497	(1,928)
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(7,357)	(18,485)
Income tax payable	1,686	(2,713)
Unearned income	3,271	2,625

Total adjustments	48,728	58,344

Net cash provided by operating activities	103,798	13,684

Cash flows from investing activities
Net increase in restricted cash	(693)	(157)
Intangible assets acquired	(9,100)	(9,591)
Property and equipment acquired	(7,463)	(7,380)
Proceeds from sales of property and equipment	44	16

Net cash used in investing activities	(17,212)	(17,112)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs of $12,567	—	112,369
Proceeds from issuance of long-term debt	—	700,000
Statutory minimum withholding taxes paid on cashless exercises of stock options	(1,004)	(16,704)
Debt issuance costs	—	(12,077)
Net decrease in short-term borrowing	(42,000)	(22,663)
Proceeds from short-term borrowing for purchase of equipment	—	1,800
Repayment of short-term borrowing for purchase of equipment	(1,200)	—
Dividends paid	(23,547)	(8,192)
Tax windfall benefits on exercises of stock options	1,937	1,627
Issuance of common stock, net	314	91
Repayment of other financing agreement	(95)	(224)
Repayment of long-term debt	(14,250)	(750,273)

Net cash (used in) provided by financing activities	(79,845)	5,754

Net increase in cash	6,741	2,326
Cash at beginning of the period	22,485	25,634

Cash at end of the period	$29,226	$27,960

Supplemental disclosure of non-cash activities:
Dividend declared not received from equity method investment	$326	$500
Foreign currency translation adjustments	(6,573)	1,750
Trade payable due to vendor related to software acquired	—	2,903

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is the leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely. Management believes that the Company’s business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Certain reclassifications have been made to the September 30, 2013 unaudited consolidated financial statements and related notes to conform with the presentation in 2014.

Stock Repurchase Plan

On September 24, 2014, the Company announced that the Board of Directors (the “Board”) had approved a stock repurchase program authorizing the purchase of up to $75 million of the Company’s common stock over the next 12 months. Under the stock repurchase program, the Company may repurchase its common stock from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions, any of which may be enacted immediately following the Board’s approval of the stock repurchase program. The Company intends to fund repurchases under the stock repurchase program from cash on hand and available borrowings under its existing credit facility, as necessary. The stock repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice. For the period ended September 30, 2014, the Company did not repurchase any shares under this program.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 2—Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In August 2014, the FASB issued updated guidance relating to disclosures for uncertainties about an entity’s ability to continue as a going concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not expect this guidance to have an impact on the financial statements when adopted.

Note 3 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2014	December 31, 2013
Buildings	30	$1,600	$1,726
Data processing equipment	3 - 5	73,199	68,273
Furniture and equipment	3 - 20	8,200	6,385
Leasehold improvements	5 - 10	2,896	2,880

		85,895	79,264
Less - accumulated depreciation and amortization		(57,832)	(47,555)

Depreciable assets, net		28,063	31,709
Land		1,419	1,531

Property and equipment, net		$29,482	$33,240

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2014 amounted to $3.8 million and $11.5 million, respectively, compared to $4.1 million and $12.2 million, respectively, for the same periods in 2013.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 12):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total
Balance at December 31, 2013	$138,121	$187,622	$47,376	$373,119
Foreign currency translation adjustments	—	(2,906)	(909)	(3,815)

Balance at September 30, 2014	$138,121	$184,716	$46,467	$369,304

Goodwill is tested for impairment at least annually, or more often if events or circumstances indicate there may be impairment, using the qualitative assessment option or step zero process. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

During the third quarter of 2014, the Company completed the qualitative assessment described above and determined that there were no impairment losses to be recognized during the period. There were no triggering events or changes in circumstances that subsequent to the impairment test would have required an additional impairment evaluation. As part of the Company’s qualitative assessment, EVERTEC considered the results for the 2011 impairment test (which indicated that the fair value of each reporting unit was in excess of 30% of its carrying amount) as well as current market conditions and changes in the carrying amount of the Company’s reporting units that occurred subsequent to the 2011 impairment test.

The carrying amount of other intangible assets at September 30, 2014 and December 31, 2013 consisted of the following:

(Dollar amounts in thousands)		September 30, 2014
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$312,811	$(89,909)	$222,902
Trademark	10 - 15	39,950	(13,856)	26,094
Software packages	3 - 10	129,249	(81,459)	47,790
Non-compete agreement	15	56,539	(15,077)	41,462

Other intangible assets, net		$538,549	$(200,301)	$338,248

(Dollar amounts in thousands)		December 31, 2013
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$314,036	$(73,180)	$240,856
Trademark	10 - 15	39,950	(11,258)	28,692
Software packages	3 - 10	119,598	(65,655)	53,943
Non-compete agreement	15	56,539	(12,250)	44,289

Other intangible assets, net		$530,123	$(162,343)	$367,780

For the three and nine months ended September 30, 2014, the Company recorded amortization expense related to other intangibles of $12.7 million and $37.9 million, respectively, compared to $13.6 million and $40.9 million for the corresponding 2013 periods.

The estimated amortization expense of the balances outstanding at September 30, 2014 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2014	$12,358
2015	46,588
2016	36,228
2017	33,237
2018	31,377
2019	30,609

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 5 – Debt and Short-Term Borrowings

Total debt as of September 30, 2014 and December 31, 2013 was as follows:

(Dollar amounts in thousands)	September 30, 2014	December 31, 2013
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$280,968	$292,153
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	390,134	392,527
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	8,000	50,000
Other short-term borrowing	—	1,200

Total debt	$679,102	$735,880

(1)	Applicable margin of 2.50% at September 30, 2014 and December 31, 2013.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.75% at September 30, 2014 and December 31, 2013.
(3)	Includes unamortized discount.

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

Term A Loan

As of September 30, 2014, the unpaid principal balance of the Term A Loan was $281.3 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate, as defined in the 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of September 30, 2014, the unpaid principal balance of the Term B Loan was $395.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

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

The senior secured credit facilities contain various restrictive covenants. The Term A Loan and the revolving credit facility (subject to certain exceptions) require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA). In addition, the 2013 Credit Agreement,

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts our ability to enter into agreements that would limit the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. As of September 30, 2014, the Company was in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

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

The following table summarizes fair value measurements by level at September 30, 2014 and December 31, 2013 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2014
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$1,632	$1,632

December 31, 2013
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$3,586	$3,586

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the merger transaction completed on September 30, 2010 (“the Merger”). Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of September 30, 2014, therefore resulting in a net unrealized loss of approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, and a net unrealized gain of approximately $2,000 and $21,000 for the three and nine months ended September 30, 2013, respectively, which are reflected within the other expenses caption in the unaudited consolidated statements of income (loss) and comprehensive income (loss). The current portion of the indemnification assets is included within accounts receivable, net, and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheets.

The unobservable inputs related to the Company’s indemnification assets as of September 30, 2014 using the discounted cash flow model include the discount rate of 5.53% and the projected cash flows of $1.6 million.

For indemnification assets a significant increase or decrease in market rates or cash flows could result in a significant change to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Indemnification assets:
Software cost reimbursement	$1,632	$1,632	$3,586	$3,586

Financial liabilities:
Senior secured term loan A	$280,968	$276,913	$292,153	$284,091
Senior secured term loan B	390,134	387,922	392,527	387,055

The fair value of the senior secured term loans at September 30, 2014 and December 31, 2013 were obtained using prices supplied by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. The pricing inputs also may include the use of an algorithm that could take into account movement in the general high-yield market, among other variants.

The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013	2014	2013
Indemnification assets:
Beginning balance	$2,114	$4,540	$3,586	$6,099
Payments received	(196)	(369)	(1,495)	(1,947)
Unrealized gain (loss) recognized in other expenses	(286)	2	(459)	21

Ending balance	$1,632	$4,173	$1,632	$4,173

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 7 – Share-based Compensation

The following table summarizes stock options activity for the nine months ended September 30, 2014:

	Shares	Weighted-average exercise prices
Outstanding at December 31, 2013	1,285,536	$4.77
Granted	100,000	24.01
Forfeited	31,164	1.30
Exercised	452,999	2.09

Outstanding at September 30, 2014	901,373	$8.36

Exercisable at September 30, 2014	23,374	$1.30

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

The following table summarizes nonvested restricted shares activity for the nine months ended September 30, 2014:

Nonvested restricted shares	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2013	9,133	$24.64
Vested	9,133	24.64
Granted	11,942	23.03

Nonvested at September 30, 2014	11,942	$23.03

For the three and nine months ended September 30, 2014 the Company recognized compensation expense of $0.6 million and $1.3 million, respectively and for the three months and nine months ended September 30, 2013, the Company recognized $0.2 million and $5.7 million of share-based compensation expense, respectively. As of September 30, 2014, there was $1.6 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 2 years. In addition, for the same period, there was approximately $0.2 million of total unrecognized compensation cost related to nonvested shares of restricted stock. That cost is expected to be fully recognized in eight months.

Note 8 – Income Tax

The components of income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013	2014	2013
Current tax provision	$2,138	$1,830	$6,691	$3,120
Deferred tax benefit	(1,056)	(472)	(1,486)	(6,723)

Income tax expense (benefit)	$1,082	$1,358	$5,205	$(3,603)

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013	2014	2013
Current tax provision (benefit)
Puerto Rico	$1,687	$1,456	$3,047	$1,712
United States	(923)	24	(508)	453
Foreign countries	1,374	350	4,152	955

Total currrent tax provision (benefit)	$2,138	$1,830	$6,691	$3,120

Deferred tax benefit
Puerto Rico	$(518)	$(422)	$314	$(6,378)
United States	(138)	(1)	(141)	(3)
Foreign countries	(400)	(49)	(1,659)	(342)

Total deferred tax benefit	$(1,056)	$(472)	$(1,486)	$(6,723)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2014, the gross deferred tax asset amounted to $10.6 million and the gross deferred tax liability amounted to $27.9 million, compared with $13.5 million and $31.7 million as of December 31, 2013. At September 30, 2014, the recorded value of the Company’s net operating loss (“NOL”) carryforwards was $7.9 million. The recorded value of the NOL carryforwards is approximately $6.3 million lower than the total NOL carryforwards available because of a windfall tax benefit. The windfall tax benefit is available to offset future taxable income and is considered an off-balance sheet item until the deduction reduces taxes payable. This windfall tax benefit results from tax deductions that were in excess of previously recorded compensation expense because the fair value of stock options at the time they were granted differed from their fair value when they were exercised. The total gross NOL carryforwards available, including the windfall benefit, amounted to $47.0 million as of September 30, 2014.

There are no open uncertain tax positions as of September 30, 2014.

Note 9 – Net Income (Loss) Per Common Share

The reconciliation of the numerator and denominator of the income (loss) per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands, except per share data)	2014	2013	2014	2013
Net income (loss)	$19,091	$14,803	$55,070	$(44,660)

Weighted average common shares outstanding	78,666,241	81,905,566	78,485,109	77,890,406
Weighted average potential dilutive common shares (1)(2)	550,683	956,972	708,343	—

Weighted average common shares outstanding - assuming dilution	79,216,924	82,862,538	79,193,452	77,890,406

Net income (loss) per common share - basic	$0.24	$0.18	$0.70	$(0.57)

Net income (loss) per common share - diluted	$0.24	$0.18	$0.70	$(0.57)

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.
(2)	For the nine months ended September 30, 2013, 2,784,779 potential common shares consisting of common stock under the assumed exercise of stock options and restricted stock awards using the treasury stock method were not included in the computation of the diluted net income (loss) per share since their inclusion would have an antidilutive effect.

On February 12, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 14, 2014 to stockholders of record as of February 25, 2014. On May 7, 2014, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 6, 2014 to stockholders of record as of May 19, 2014. On August 6, 2014, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on September 5, 2014 to stockholders of record as of August 18, 2014.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 10 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. Total deferred rent obligation as of September 30, 2014 and December 31, 2013 amounted to $0.1 million and $0.3 million, respectively, and is included within the accounts receivable, net caption in the accompanying unaudited consolidated balance sheets.

Rent expense of office facilities and real estate for the three and nine months ended September 30, 2014 amounted to $2.0 million and $6.2 million, respectively, compared to $1.7 million and $5.7 million for the corresponding 2013 periods. Rent expense for telecommunications and other equipment for the three and nine months ended September 30, 2014 amounted to $1.5 million and $4.6 million, respectively, compared to $1.8 million and $5.3 million for the corresponding 2013 periods.

In the ordinary course of business, the Company may enter into commercial commitments. As of September 30, 2014, EVERTEC has an outstanding letter of credit of $1.1 million with a maturity of less than three months.

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

Note 11 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013	2014	2013
Total revenues (1)(2)	$40,958	$40,920	$123,128	$125,087

Cost of revenues	$68	$1,570	$687	$6,680

Rent and other fees(3)(4)	$1,999	$1,636	$6,000	$31,708

Interest earned from and charged by affiliate
Interest income	$48	$25	$150	$67

Interest expense(5)	$—	$—	$—	$2,471

(1)	Total revenues from Popular as a percentage of revenues were 46%, 46%, 45% and 47% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $0.6 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $2.3 million for the corresponding 2013 periods.
(3)	Includes management fees to equity sponsors amounting to $20.3 million for the nine months ended September 30, 2013. Management fees paid during 2013 include $16.7 million resulting from the termination of the Consulting Agreements as explained below. It also includes $5.9 million paid to Popular in connection with the redemption premium on the senior notes during the first half of 2013.
(4)	For the periods presented above, $2.0 million, $1.6 million, $6.0 million and $9.1 million were recorded as selling, general and administrative expenses, and $22.6 million was recorded as non-operating expenses for the nine months ended September 30, 2013.
(5)	Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular. As a result of the debt refinancing and the redemption of the senior notes in April 2013, Popular’s participation in such debt was extinguished.

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

million to Apollo Management and $8.2 million to Popular, in each case, plus any unreimbursed expenses payable in accordance with the terms of the Termination Agreements.

At September 30, 2014 and December 31, 2013, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	September 30, 2014	December 31, 2013
Cash and restricted cash deposits in affiliated bank	$18,827	$13,933

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$1,632	$1,900

Other long-term assets	$—	$1,686

Other due/to from affiliate
Accounts receivable	$17,717	$18,799

Prepaid expenses and other assets	$1,147	$216

Accounts payable(2)	$5,907	$8,886

Unearned income	$7,485	$4,100

Other long-term liabilities(2)	$109	$333

(1)	Recorded in connection with reimbursements from Popular regarding certain software license fees.
(2)	Includes an account payable of $0.2 million and a long-term liability of $0.3 million for both September 30, 2014 and December 31, 2013, respectively, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

At September 30, 2014, EVERTEC Group has a credit facility with Popular for $3.6 million, on behalf of EVERTEC CR, under which a letter of credit of a similar amount was issued.

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their individual financial information to assess performance and to allocate resources.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Three months ended September 30, 2014
Revenues	19,227	32,255	43,805	(6,645	) (1)	88,642
Income from operations	8,518	14,707	12,696	(9,461	) (2)	26,460

Three months ended September 30, 2013
Revenues	18,211	32,342	44,472	(7,611	) (1)	87,414
Income from operations	8,568	14,056	11,282	(12,042	) (2)	21,864

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Nine months ended September 30, 2014
Revenues	58,345	96,915	131,609	(19,896	) (1)	266,973
Income from operations	25,700	44,738	36,232	(29,892	) (2)	76,778

Nine months ended September 30, 2013
Revenues	53,835	92,168	136,965	(19,040	) (1)	263,928
Income from operations	25,963	38,536	30,600	(35,898	) (2)	59,201

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013	2014	2013
Segment income from operations
Merchant Acquiring	$8,518	$8,568	$25,700	$25,963
Payment Processing	14,707	14,056	44,738	38,536
Business Solutions	12,696	11,282	36,232	30,600

Total segment income from operations	35,921	33,906	106,670	95,099
Merger related depreciation and amortization and other unallocated expenses (1)	(9,461)	(12,042)	(29,892)	(35,898)

Income from operations	$26,460	$21,864	$76,778	$59,201

Interest expense, net	(6,279)	(6,349)	(19,535)	(31,267)
Earnings of equity method investment	241	198	905	823
Other income (expenses)	(249)	448	2,127	(77,020)
Income tax (expense) benefit	(1,082)	(1,358)	(5,205)	3,603

Net income (loss)	$19,091	$14,803	$55,070	$(44,660)

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 13 – Subsequent Events

On November 5, 2014, the Board declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis, however future declarations of dividends are subject to Board approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on December 5, 2014 to stockholders of record as of the close of business on November 17, 2014.

The Company performed an evaluation of all other events occurring subsequent to September 30, 2014, Management has determined that there are no additional events occurring in this period that require disclosure in or adjustment to the accompanying unaudited financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2014 and 2013, respectively; and (ii) the financial condition as of September 30, 2014. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, included in the Company’s annual report on Form 10-K (the “2013 Form 10-K”) and with the unaudited consolidated financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Executive Summary

EVERTEC is the leading full-service transaction processing business in Latin America, providing a broad range of merchant acquiring, payment processing and business process management services. According to the July 2014 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America, based on total number of transactions. We serve 19 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than 2.1 billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this single-source capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to manage their business as one enterprise; and

•	Our ability to capture and analyze data across the transaction processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction processing value chain (such as only merchant acquiring or payment processing).

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

Merchant Acquiring, net. Merchant Acquiring revenue consists of income from services that allow merchants to accept electronic methods of payment. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. In the Merchant Acquiring segment, sources of revenue include a discount fee (generally a percentage of the sales amount of a credit or debit card transaction value) and membership fees charged to merchants, debit network fees and rental income from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit card associations (such as VISA or MasterCard) or payment networks.

Merchant Acquiring accounted for $19.2 million, or 21.7% of total revenues, and $8.5 million or 23.7% of total segment income from operations for the three months ended September 30, 2014, compared with $18.2 million, or 20.8%, of total revenues and $8.6 million, or 25.3% of total segment income from operations for the comparable period in 2013. For the nine months ended September 30, 2014, our Merchant Acquiring business accounted for $58.3 million, or 21.9% of total revenues and $25.7 million or 24.1% of total segment income from operations compared with $53.8 million, or 20.4%, of total revenues and $26.0 million, or 27.3%, of total segment income from operations for the nine months ended September 30, 2013.

Payment Processing. Payment Processing revenue comprises income related to providing financial institutions access to the ATH network and other card networks, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment Processing revenue also includes income from card processing services for debit or credit issuers, such as credit and debit card processing, authorization and settlement and fraud monitoring and control services; payment processing services such as payment and billing products for merchants, businesses and financial institutions; and EBT, which principally consists of services to the Puerto Rico government for the delivery of government benefits to participants. Payment products include electronic check processing, automated clearing house (“ACH”), lockbox, interactive voice response and web-based payments through personalized websites, among others.

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

Payment Processing accounted for $25.6 million, or 28.9%, of total revenues and $14.7 million, or 40.9%, of total segment income from operations for the three months ended September 30, 2014, compared with $24.7 million, or 28.3%, of total revenues and $14.1 million, or 41.5%, of total segment income from operations for the three months ended September 30, 2013. For the nine months ended September 30, 2014, our Payment Processing business accounted for $77.0 million, or 28.8%, of total revenues and $44.7 million, or 41.9%, of total segment income from operations, compared with $73.1 million, or 27.7%, of total revenues and $38.5 million, or 40.5%, of total segment income from operations for the nine months ended September 30, 2013.

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

In addition, we are a reseller of hardware and software products; these resale transactions are generally one-time transactions. Revenue from sales of hardware or software products is recognized once the following four criteria are met: (i) evidence of an agreement exists, (ii) delivery and acceptance has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collection of the selling price is reasonably assured or probable, as applicable.

Business Solutions accounted for $43.8 million, or 49.4%, of total revenues and $12.7 million, or 35.3%, of total segment income from operations for the three months ended September 30, 2014, compared with $44.5 million, or 50.9%, of total revenues and $11.3 million, or 33.3%, of total segment income from operations for the three months ended September 30, 2013. For the nine months ended September 30, 2014, Business Solutions accounted for $131.6 million, or 49.3%, of total revenues and $36.2 million, or 34.0%, of total segment income from operations, compared with $137.0 million, or 51.9%, of total revenues and $30.6 million, or 32.2%, of total segment income from operations for the nine months ended September 30, 2013.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and nine months ended September 30, 2014 and 2013. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2014 and 2013

The following tables present the components of our unaudited consolidated statements of income (loss) and comprehensive income (loss) by business segment and the change in those amounts for the three months ended September 30, 2014 and 2013.

Revenues

	Three months ended September 30,
(Dollar amounts in thousands)	2014	2013	Variance
Merchant Acquiring, net	$19,227	$18,211	$1,016	6%
Payment Processing	25,611	24,731	880	4%
Business Solutions	43,804	44,472	(668)	-2%

Total revenues	$88,642	$87,414	$1,229	1%

Total revenues for the three months ended September 30, 2014 increased by $1.2 million or 1% compared with the corresponding 2013 period.

Merchant Acquiring revenue for the three months ended September 30, 2014 increased by $1.0 million or 6% compared with the corresponding 2013 period. The revenue growth was due mainly to an increase in transaction volumes.

Payment Processing revenue for the three months ended September 30, 2014 increased $0.9 million or 4% compared with the corresponding 2013 period. Revenue growth was driven mainly by an increase in our card products business resulting from new customer additions and more accounts on file in our Latin America operations and an increase in our POS network and processing transactions.

Business Solutions revenues for the three months ended September 30, 2014 decreased $0.7 million or 2% compared with the corresponding 2013 period. The decline was driven by a $1.1 million decrease in hardware sales.

Operating costs and expenses

	Three months ended September 30,
(Dollar amounts in thousands)	2014	2013	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$38,625	$38,903	$(278)	-1%
Selling, general and administrative expenses	7,104	8,990	(1,886)	-21%
Depreciation and amortization	16,453	17,657	(1,204)	-7%

Total operating costs and expenses	$62,182	$65,550	$(3,368)	-5%

Total operating costs and expenses for the three months ended September 30, 2014 decreased $3.4 million or 5% compared with the corresponding 2013 period.

Selling, general and administrative expenses for the three months ended September 30, 2014 decreased $1.9 million or 21% as compared with the corresponding 2013 period. This decrease was due primarily to one-time costs incurred during the third quarter of 2013 related to the secondary offering of common stock.

Depreciation and amortization expense for the three months ended September 30, 2014 decreased $1.2 million or 7% compared with the corresponding 2013 period. The decrease is related primarily to lower amortization of software packages that became fully depreciated.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended September 30,
(Dollar amounts in thousands)	2014	2013	Variance
Segment income from operations
Merchant Acquiring, net	$8,518	$8,568	$(50)	-1%
Payment Processing	14,707	14,056	651	5%
Business Solutions	12,696	11,282	1,414	13%

Total segment income from operations	35,921	33,906	2,015	6%
Merger related depreciation and amortization and other unallocated expenses (1)	(9,461)	(12,042)	2,581	21%

Income from operations	$26,460	$21,864	$4,597	21%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended September 30, 2014 increased $4.6 million or 21% compared with the corresponding 2013 period. The increase in income from operations was the result of the aforementioned factors affecting our revenues and operating costs and expenses.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income (loss).

Non-operating (expenses) income

	Three months ended September 30,
(Dollar amounts in thousands)	2014	2013	Variance
Non-operating (expenses) income
Interest income	$91	$54	$37	68%
Interest expense	(6,370)	(6,403)	33	1%
Earnings of equity method investment	241	198	43	22%
Other income (expense)	(249)	448	(697)	101%

Total non-operating (expenses) income	$(6,287)	$(5,703)	$(585)	-10%

Total non-operating expenses for the three months ended September 30, 2014 increased $0.6 million compared with the corresponding 2013 period. The increase is mostly driven by adjustments made to our software indemnification assets as a result of certain maintenance contract cancellations during the period.

Income tax expense (benefit)

Income tax expense for the three months ended September 30, 2014 amounted to $1.1 million compared with an income tax expense of $1.4 million in the prior year period.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the nine months ended September 30, 2014 and 2013

The following tables present the components of our unaudited consolidated statements of income (loss) and comprehensive income (loss) by business segment and the change in those amounts for the nine months ended September 30, 2014 and 2013.

Revenues

	Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013	Variance
Merchant Acquiring, net	$58,345	$53,835	$4,510	8%
Payment Processing	77,019	73,128	3,891	5%
Business Solutions	131,609	136,965	(5,356)	-4%

Total revenues	$266,974	$263,928	$3,046	1%

Total revenues for the nine months ended September 30, 2014 increased $3.0 million or 1% compared with the corresponding 2013 period.

Merchant Acquiring revenue for the nine months ended September 30, 2014 increased $4.5 million or 8% compared with the corresponding 2013 period. The revenue growth was primarily the result of an increase in transaction volumes.

Payment Processing revenue for the nine months ended September 30, 2014 increased $3.9 million or 5% compared with the corresponding 2013 period. Revenue growth was driven mainly by an increase in our card products business resulting from higher accounts on file due to new customer additions in our Latin America operations and by an increase in ATH and POS network and processing transactions.

Business Solutions revenues for the nine months ended September 30, 2014 decreased $5.4 million or 4% compared with the corresponding 2013 period. The decrease is almost entirely attributable to a decline in hardware and software sales of $7.4 million, partially offset by an increase in demand for core banking and other services.

Operating costs and expenses

	Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$115,109	$121,176	$(6,067)	-5%
Selling, general and administrative expenses	25,629	30,477	(4,848)	-16%
Depreciation and amortization	49,457	53,074	(3,617)	-7%

Total operating costs and expenses	$190,195	$204,727	$(14,532)	-7%

Total operating costs and expenses for the nine months ended September 30, 2014 decreased $14.5 million or 7% compared with the corresponding 2013 period.

Cost of revenue for the nine months ended September 30, 2014 decreased $6.1 million or 5% compared with the corresponding 2013 period. The decrease was due mainly to lower cost of sales incurred as a result of the aforementioned decrease in hardware and software sales.

Selling, general and administrative expenses for the nine months ended September 30, 2014 decreased $4.8 million or 16% compared with the corresponding 2013 period. The decrease was due mainly to the impact in the prior year of a $3.1 million non-cash charge taken in connection with the vesting of all Tranche B and C stock options and to $1.6 million of one-time expenses related to the secondary offering completed in the third quarter of 2013.

Depreciation and amortization expense for the nine months ended September 30, 2014 decreased $3.6 million or 7% compared with the corresponding 2013 period. The decrease resulted from lower amortization of software packages that became fully depreciated.

Income from operations

The following table presents income from operations by reportable segments.

	Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013	Variance
Segment income from operations
Merchant Acquiring, net	$25,700	$25,963	$(263)	-1%
Payment Processing	44,738	38,536	6,202	16%
Business Solutions	36,232	30,600	5,632	18%

Total segment income from operations	106,670	95,099	11,571	12%
Merger related depreciation and amortization and other unallocated expenses (1)	(29,892)	(35,898)	6,006	17%

Income from operations	$76,778	$59,201	$17,577	30%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the nine months ended September 30, 2014 increased $17.6 million or 30% compared with the corresponding 2013 period. The increase in income from operations was the result of the aforementioned factors affecting revenues and operating costs and expenses.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income (loss).

Non-operating (expenses) income

	Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013	Variance
Non-operating (expenses) income
Interest income	$245	$147	$98	67%
Interest expense	(19,780)	(31,414)	11,634	37%
Earnings of equity method investment	905	823	82	10%
Other income (expense)	2,127	(77,020)	79,147	103%

Total non-operating (expenses) income	$(16,503)	$(107,464)	$90,961	85%

Total non-operating expenses for the nine months ended September 30, 2014 decreased $91.0 million compared with the corresponding 2013 period. Non-operating expenses in 2013 were driven mainly by a $58.5 million charge related to the extinguishment of debt and a $16.7 million expense related to the termination of our Consulting Agreements with Apollo and Popular, coupled with a decrease in interest expense of $11.6 million as a result of the debt refinancing transaction completed during the second quarter of 2013.

Income tax expense (benefit)

Income tax expense for the nine months ended September 30, 2014 amounted to $5.2 million compared with an income tax benefit of $3.6 million for the corresponding 2013 period. The income tax expense for 2014 is a result of taxable income, while the prior year tax benefit was attributable to a taxable loss as a result of higher non-operating expenses related to the aforementioned extinguishment of debt, the termination of the Consulting Agreements and the vesting of all Tranche B and C stock options.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $92.0 million was available as of September 30, 2014.

At September 30, 2014, we had cash of $29.2 million, of which $16.4 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments and debt service. In addition, we may use cash for share repurchases pursuant to the $75 million stock repurchase program announced on September 24, 2014. We intend to fund repurchases from cash on hand and available borrowings under the revolving credit facility. No repurchases were made for the period ended September 30, 2014.

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

	Nine months ended September 30,
(Dollar amounts in thousands)	2014	2013
Cash provided by operating activities	$103,798	$13,684
Cash used in investing activities	(17,212)	(17,112)
Cash (used in) provided by financing activities	(79,845)	5,754

Increase in cash	$6,741	$2,326

Net cash provided by operating activities for the nine months ended September 30, 2014 was $103.8 million compared with $13.7 million for the corresponding 2013 period. The increase of $90.1 million was driven by higher income from operations in 2014, while prior year includes cash used to pay certain amounts related to the redemption of the senior notes and the extinguishment of debt of $41.9 million, and a $16.7 million payment related to the termination of the Consulting Agreements with Popular and Apollo.

Net cash used in investing activities is mostly related to purchases of property and equipment and intangible assets.

Net cash used in financing activities for the nine months ended September 30, 2014 was $79.8 million as compared to cash provided by financing activities of $5.8 million in the corresponding 2013 period. Cash used in financing activities in 2014 consisted of $57.5 million in debt repayments and $23.5 million in quarterly dividends paid. Cash provided by financing activities in 2013 consisted of proceeds from the Initial Public Offering and from the issuance of additional debt amounting to $812.4 million, partially offset by $771.1 million of debt repayment, $12.1 million of debt issuance costs, $16.7 million in taxes paid as a result of cashless exercise of stock options and $8.2 million in dividend payments.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $16.6 million and $17.0 million for the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

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

On August 6, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend of $0.10 per share was paid on September 5, 2014 to stockholders of record as of close of business on August 18, 2014.

On November 5, 2014, our Board declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend of $0.10 per share will be paid on December 5, 2014 to stockholders of record as of close of business on November 17, 2014.

Financial Obligations

Senior Secured Credit Facilities

Term A Loan

As of September 30, 2014, the unpaid principal balance of the Term A Loan was $281.3 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. For the nine months ended September 30, 2014, the Company made principal payments amounting to $11.3 million on the Term A Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate, as defined in our 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of September 30, 2014, the unpaid principal balance of the Term B Loan was $395.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. For the nine months ended September 30, 2014, the Company made principal payments amounting to $3.0 million on the Term B Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has a balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of September 30, 2014, the outstanding balance of the revolving credit facility was $8.0 million. For the nine months ended September 30, 2014, the Company made payments amounting to $42.0 million on the revolving credit facility.

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

See Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Other Short-Term Borrowing

In August 2013, we entered into a financing agreement in the ordinary course of business to purchase certain hardware, software and maintenance and related services in the amount of $1.8 million to be repaid in three installments over a term of eight months. As of September 30, 2014, this other short-term borrowing had been fully repaid.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would limit the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of September 30, 2014, the senior secured leverage ratio was 3.53 to 1.00 and we were in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands)	Three months ended September 30, 2014	Nine months ended September 30, 2014	Twelve months ended September 30, 2014
Net income	$19,091	$55,070	$75,109
Income tax expense	1,082	5,205	6,818
Interest expense, net	6,279	19,535	25,893
Depreciation and amortization	16,453	49,457	66,749

EBITDA	42,905	129,267	174,569

Software maintenance reimbursement and other costs(1)	661	1,770	2,389
Equity income (2)	(239)	(580)	(209)
Compensation and benefits (3)	648	1,573	2,169
Transaction, refinancing and other non-recurring fees (4)	269	2,785	4,640
Purchase accounting (5)	284	459	830

Adjusted EBITDA	44,528	135,274	184,388

Operating depreciation and amortization(6)	(7,338)	(22,102)	(29,957)
Cash interest expense, net (7)	(5,500)	(16,911)	(22,501)
Cash income taxes (8)	(300)	(703)	(1,002)

Adjusted net income	$31,390	$95,558	$130,928

Adjusted net income per common share:
Basic	$0.40	$1.21
Diluted	$0.40	$1.20
Shares used in computing adjusted net income per common share:
Basic	78,666,241	78,485,109
Diluted	79,216,924	79,193,452

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
(3)	Primarily represents non-cash equity based compensation expense.
(4)	Represents fees and expenses associated with non-recurring fees and corporate transactions, including the withdrawn senior secured notes offering in the second quarter of 2014.
(5)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(6)	Represents operating depreciation and amortization expense which excludes amortization generated as a result of the Merger.
(7)	Represents interest expense, less interest income, as they appear on our consolidated statement of income (loss) and comprehensive income (loss), adjusted to exclude non-cash amortization of the debt issuance costs, premium and accretion of discount and other adjustment related to interest expense.
(8)	Represents cash taxes paid for each period presented.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of September 30, 2014, we had an outstanding letter of credit of $1.1 million with a maturity of less than three months. Also, as of September 30, 2014 we had an off balance sheet item of $26.7 million related to the unused amount of the windfall that is available to offset future taxable income.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2014 under the senior secured credit facilities would increase our annual interest expense by approximately $6.8 million, excluding the revolving credit facility. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive (loss) income in the unaudited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in Other operating income in the consolidated statements of income (loss) and comprehensive income (loss). At September 30, 2014, the Company had $6.1 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income compared with a favorable foreign currency translation adjustment of $0.4 million at December 31, 2013.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule
13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.67*	Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan.

10.68*	Employment Agreement, dated as of October 13, 2014, by and between EVERTEC Group, LLC and Alan I. Cohen.

10.69*	2013 Equity Incentive Plan Restricted Stock Unit Award Agreement, dated October 15, 2014, by and between Alan I. Cohen and EVERTEC, Inc.

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: November 6, 2014	By:	/s/ Peter Harrington
Peter Harrington Chief Executive Officer

Date: November 6, 2014	By:	/s/ Juan J. Román
Juan J. Román Chief Financial Officer

S-1