Form 10-K
period 2014-12-31
EVERTEC, Inc.
filed 2015-03-02
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates  of EVERTEC, Inc. was approximately $1,577,414,218 based on the closing price of $24.03 as of the close of business on June 30, 2014.

As of February 20, 2015, there were 77,893,144 outstanding shares of common stock of EVERTEC, Inc.

Documents Incorporated by Reference:

Part III incorporates certain information by reference to the Proxy Statement for the 2015 Annual Meeting of Shareholders

EVERTEC, Inc.

2014 Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

•	our ability to renew our client contracts on terms favorable to us;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network;

•	a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	increased legal compliance risks associated with operating in countries outside the United States;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign, regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including our senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits; and

•	other risks and uncertainties detailed in Part I, Item IA “Risk Factors” in this Annual Report on Form 10-K (“Report”).

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

INDUSTRY AND MARKET DATA

This Form 10-K includes industry data that we obtained from periodic industry publications, including the January 2013 and July 2014 Nilson Reports, the October 2013 Gartner Dataquest Market Statistics and the 2014 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Form 10-K also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analyses and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

The Gartner report, “Forecast: Enterprise IT Spending by Vertical Industry Market, Worldwide, 2011-2017, 3Q13 Update,” October 2013, described herein (the “Gartner Report”), represents data, research opinion or viewpoints published as part of a syndicated subscription service by Gartner, Inc. and are not representations of fact. The Gartner Report speaks as of its original publication date (and not as of the date of this Form 10-K) and the opinions expressed in the Gartner Report are subject to change without notice.

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

Company Overview

EVERTEC is the leading full-service transaction processing business in Latin America, providing a broad range of merchant acquiring, payment processing and business process management services. According to the July 2014 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America, based on total number of transactions. We serve 19 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this single-source capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to provide best in class individual products across all verticals;

•	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to manage their business as one enterprise; and

•	Our ability to capture and analyze data across the transaction processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction processing value chain (such as only merchant acquiring or payment processing).

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

We generate revenues based primarily on transaction or discount fees paid by our merchants and financial institutions in our merchant acquiring and payment processing segments and on transaction fees or fees based on number of accounts on file in our business solutions segment. Our total revenues increased from $276.3 million for the year ended December 31, 2009 to $361.1 million for the year ended December 31, 2014, representing a compound annual growth rate (“CAGR”) of 5%. Our Adjusted EBITDA (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per common share”) increased from $117.6 million for the year ended December 31, 2009 to $182.8 million for the year ended December 31, 2014, representing a CAGR of 9%. Our Adjusted Net Income (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per common share”) increased from $58.2 million for the year ended December 31, 2009 to $130.0 million for the year ended December 31, 2014, representing a CAGR of 17%.

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

History and Separation from Popular

We have a 25 year operating history in the transaction processing industry. Prior to the Merger, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. As mentioned above, following the Merger, Apollo which is an affiliate of the leading private equity investor Apollo Global Management, LLC, owned a 51% interest in us and shortly thereafter, we began the transition to a separate, stand-alone entity. As a stand-alone company, we have made substantial investments in our technology and infrastructure, recruited various senior executives with significant transaction processing experience in Latin America, enhanced our profitability through targeted productivity and cost savings actions and broadened our footprint beyond the markets historically served.

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

Principal Stockholder

Popular, Inc. (NASDAQ: BPOP), whose principal banking subsidiary’s history dates back to 1893, is the No. 1 bank holding company by both assets and deposits based in Puerto Rico, and, as of September 30, 2014, ranks 49 by assets among U.S. bank holding companies. As of December 31, 2014, Popular owned approximately 15% of our common stock.

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

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

Currently, the adoption of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. As these markets continue to evolve and grow, the emergence of a larger and more sophisticated consumer base will influence and drive an increase in card (like debit, credit, prepayment, and EBT) and electronic payments usage. According to the January 2013 Nilson Report, Latin American purchase transactions are projected to continue to grow at a CAGR of 15% through 2016 (as illustrated in the chart below), which represents the third fastest growing market in the world.

We believe that the attractive characteristics of our markets and our leadership positions across multiple services and sectors will continue to drive growth and profitability in our businesses.

Ongoing Technology Outsourcing Trends

Financial institutions globally are facing significant challenges including the entrance of non-traditional competitors, the compression of margins on traditional products, significant channel proliferation and increasing regulation that could potentially curb profitability. Many of these institutions have traditionally fulfilled their IT needs through legacy computer systems, operated by the institution itself. Legacy systems are generally highly proprietary, inflexible and costly to operate and maintain and we believe the trend to outsource in-house technology systems and processes by financial institutions will continue. According to the Gartner Report, the banking and securities sector in Latin America is forecasted to have $33 billion of annual IT expenditures by 2017. We believe our ability to provide integrated, open, flexible, customer-centric and efficient IT products and services cater to the evolving needs of our customers, particularly for small- and mid-sized financial institutions in the Latin American markets in which we operate.

Industry Innovation

The electronic payments industry experiences ongoing technology innovation. Emerging payment technologies such as prepaid cards, contactless payments, payroll cards, mobile commerce, online “wallets” and innovative POS devices facilitate the continued shift away from cash, check and other paper methods of payment.

According to the 2014 World Payments Report, mobile payments transactions are expected to grow by 60.8% annually through to 2015. E-payments growth will decelerate to 15.9% growth during the same period. The increasing demand for new and flexible payment options catering to a wider range of consumer segments is driving growth in the electronic payment processing sector.

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to U.S. competitors based on our ability to locally leverage our infrastructure, as well as our first-hand knowledge of the Latin American and Caribbean markets, language and culture. We have built leadership positions across the transaction processing value chain in the geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new markets. According to the July 2014 Nilson Report, we are one of the largest merchant acquirers in Latin America and the largest in the Caribbean and Central America based on total number of transactions. We own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network and processing businesses processed over two billion transactions in 2014, which according to management estimates, makes ATH branded products the most frequently used electronic method of payment in Puerto Rico, exceeding the total transaction volume of Visa, MasterCard, American Express and Discover, combined. Given our scale and customer base of top tier financial institutions and government entities, we believe we are the leading card issuer and core bank processor in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and strong brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Diversified Business Model Across the Transaction Processing Value Chain

Our leadership position in the region is driven in part by our diversified business model which provides the full range of merchant acquiring, payment processing and business solutions services to financial institutions, merchants, corporations and government agencies across different geographies. We offer end-to-end technology solutions through a single provider and we have the ability to tailor and customize the features and functionality of all our products and services to the specific requirements of our customers in various industries and across geographic markets. We believe the breadth of our offerings enables us to penetrate our customer base from a variety of perspectives and positions us favorably to cross-sell our other offerings over time. For example, we may host a client’s electronic cash register software (part of the business solutions segment), acquire transactions that originate at that electronic cash register (part of the merchant acquiring segment), route the transaction through the ATH network (part of the payment processing segment), and finally settle the transaction between the client and the issuer bank (part of the payment processing segment). In addition, we can serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to access one processing platform and manage their business as one enterprise. We believe these services are becoming increasingly complementary and integrated as our customers seek to capture, analyze and monetize the vast amounts of data that they process across their enterprises. As a result, we are able to capture significant value across the transaction processing value chain and believe that this combination of attributes represents a differentiated value proposition vis-à-vis our competitors who have a limited product and service offering.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of top tier financial institution, merchant, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Customers representing approximately 99% of our 2013 revenue continued to be customers in 2014, due to the “mission-critical” and embedded nature of the services provided and the high switching costs associated with these services. Our Payment Processing and Merchant Acquiring segments, as well as certain business lines representing the majority of our business solutions segment, generate recurring revenues that collectively accounted for approximately 89% of our total revenues in 2014. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment such as IT consulting for a specific project or integration. Additionally, we entered into a 15-year Master Services Agreement with Popular on September 30, 2010. We provide a number of critical payment processing and business solutions products and services to Popular and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we are able to gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with significant revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our highly scalable, end-to-end technology platform which allows us to provide a full range of transaction processing services and develop and deploy a broad suite of technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $140 million over the last five years on technology investments to continue to build the capacity and functionality of our platform and we have been able to achieve attractive economies of scale with flexible product development capabilities. We have a proven ability to seamlessly leverage our existing platforms to develop new products and services and expand in new markets. We believe that our platform will increasingly allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

Experienced Management Team with a Strong Track Record of Execution

We have grown our revenue organically by introducing new products and services and expanding our geographic footprint throughout Latin America. We have a proven track record of creating value from operational and technology improvements and capitalizing on cross-selling opportunities. We have combined new leadership at EVERTEC, bringing many years of industry experience, with long-standing leadership at the operating business level. In April 2015, Morgan M. Schuessler, Jr., former President of International for Global Payments, Inc., will join our management team as President and Chief Executive Officer. In 2013, Eduardo Camargo, former Chief Information Officer and Chief Technology Officer for Bank of America Merrill Lynch Brazil, joined our management team as Chief Information Officer. In 2012, Philip Steurer, former Senior Vice President of Latin America for First Data Corporation, joined our management team as our Chief Operating Officer. Mr. Schuessler and Mr. Steurer both have extensive experience managing and growing transaction processing businesses in Latin America as well as North America, Asia and Europe. In addition, we successfully executed our separation from Popular, transitioning EVERTEC from a division of a larger company to a stand-alone entity with public company best practices. Instrumental to this transition was our Chief Financial Officer Juan J. Román, former CFO of Triple-S Management, a publicly listed insurance company. Collectively our management team benefits from an average of over 20 years of industry experience and we believe they are well positioned to continue to drive growth across business lines and regions.

Our Growth Strategy

We intend to grow our business by continuing to execute on the following business strategies:

Continue Cross-Sales to Existing Customers

We seek to grow revenue by continuing to sell additional products and services to our existing merchant, financial institution, corporate and government customers. We intend to broaden and deepen our customer relationships by leveraging our full suite of end-to-end technology solutions. For example, we believe that there is significant opportunity to cross-sell our network services, ATM point-of-sale processing and card issuer processing services to our over 180 existing financial institution customers, particularly in markets outside of Puerto Rico. We will also seek to continue to cross-sell value added services into our existing merchant base of over 27,500 locations.

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

Expand in the Latin American Region

We believe there is substantial opportunity to expand our businesses in the Latin American region. We believe that we have a competitive advantage relative to U.S. competitors based on our ability to locally leverage our infrastructure, breadth of products and services as well as our first-hand knowledge of Latin American markets, language and culture. Significant growth opportunities exist in a number of large markets such as Colombia, México, and Chile, among others. We also believe that there is an opportunity to provide our services to existing financial institution customers in other regions where they operate. Additionally, we continually evaluate our strategic plans for geographic expansion, which can be achieved through joint ventures, partnerships, alliances or strategic acquisitions.

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

Merchant Acquiring

According to the July 2014 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America based on total number of transactions. Our merchant acquiring business provides services to merchants at over 27,500 locations that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant acquiring services includes, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, the settlement of funds with the participating financial institution, detailed sales reports and customer support. In 2014, our merchant acquiring business processed over 320 million transactions.

Our Merchant Acquiring business generated $79.1 million, or 21.9%, of total revenues and $34.3 million, or 24.2%, of total segment income from operations for the year ended December 31, 2014.

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

To connect the POS terminals to card issuers, we own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. The ATH network and processing businesses processed over two billion transactions in 2014. Management believes that over 70% of all ATM transactions and over 80% of all debit transactions in Puerto Rico are processed through the ATH network.

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

We have been the only provider of EBT services to the Puerto Rican government since 1998. Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system and serves over 775,000 active participants.

Our Payment Processing business accounted for $105.4 million, or 29.2%, of total revenues and $66 million, or 42.0%, of total segment income from operations for the year ended December 31, 2014.

Business Solutions

We provide our financial institution, corporate and government customers with a full suite of business process management solutions including specifically core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. In addition, we believe we are the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean.

Our Business Solutions business accounted for $176.6 million, or 48.9%, of total revenues and $47.6 million, or 33.9%, of total segment income from operations for the year ended December 31, 2014.

For additional information regarding the Company’s segments refer to Note 21 of the Notes to Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Competition

Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our relationship with Banco Popular, large market share and financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings.

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

Intellectual Property

We own numerous registrations for several trademarks in different jurisdictions and own or have licenses to use certain software and technology, which are critical to our business and future success. For example, we own the ATH and EVERTEC trademarks, which are associated by the public, financial institutions and merchants with high quality and reliable electronic commerce, payments, and debit network solutions and services. Such goodwill allows us to be competitive, retain our customers, and expand our business. Further, we also use a combination of (i) proprietary software, and (ii) duly licensed third party software to operate our business and deliver secure and reliable products and services to our customers. The licensed software is subject to terms and conditions that we considered within the industry standards. Most are perpetual licenses and the rest are term licenses with renewable terms. In addition, we monitor these license agreements and maintain close contact with our suppliers to ensure their continuity of service.

We seek to protect our intellectual property rights by securing appropriate statutory intellectual property protection in the relevant jurisdictions, including patents. We also protect proprietary know-how and trade secrets through company confidentiality policies, licenses, programs, and contractual agreements.

Employees

As of December 31, 2014, we employed 1,700 persons across 6 countries in Latin America and the Caribbean. None of our employees are subject to collective bargaining agreements, and we consider our relationships with our employees to be good. We have not experienced any work stoppages.

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

Transactions with Affiliates

So long as we are deemed to be an affiliate of Popular for purpose of the affiliate transaction rules found in Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, we will be subject to various restrictions on our ability to borrow from, and engage in certain other transactions with Popular’s bank subsidiaries, Banco Popular and Banco Popular North America (“BPNA”). In general these rules require that any “covered transaction” that we enter into with Banco Popular or BPNA (or any of their respective operating subsidiaries), as the case may be, must be secured by designated amounts of specified collateral and must be limited to 10% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. In addition, all “covered transactions” between Banco Popular or BPNA, on the one hand, and Popular and all of its subsidiaries and affiliates on the other hand, must be limited to 20% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Regulatory Reform and Other Legislative Initiatives

The payment card industry has come under increased scrutiny from lawmakers and regulators. In July 2010, the Dodd-Frank Act was signed into law in the United States. The Dodd-Frank Act sets forth significant structural and other changes to the regulation of the financial services industry and establishes a new agency, the Consumer Financial Protection Bureau, to regulate consumer financial products and services (including many offered by us and by our customers). In addition, Section 1075 of the Dodd-Frank Act (commonly referred to as the “Durbin Amendment”) imposes new restrictions on card networks and debit card issuers. More specifically, the Durbin Amendment provides that interchange transaction fees that a card issuer may receive or charge for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in processing the transaction.

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

A major focus of governmental policy in recent years has been aimed at combating money laundering and terrorist financing. Preventing and detecting money laundering, and other related suspicious activities at their earliest stages warrants careful monitoring. The Bank Secrecy Act, along with a number of other anti-money laundering laws, imposes various reporting and record-keeping requirements concerning currency and other types of monetary instruments. Actions, such as structuring transactions to avoid Bank Secrecy Act and anti-money laundering law reporting requirements, failing to prepare or file required reports, preparing inaccurate reports, money laundering, attempted money laundering, and advising customers in any of these activities are violations or potential violations of law. These laws and regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for us.

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

Available Information

EVERTEC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to such reports (if applicable) filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge , through our website, http://www.evertecinc.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, we makes available on our website under the heading of “Corporate Information” our: (i) Code of Ethics; (ii) Code of Ethics for Service Providers; (iii) Corporate Governance Guidelines; (iv) the charters of the Audit, Compensation and Nominating and Corporate Governance committees, and also we intend to disclose any amendments to the Code of Ethics. The aforementioned reports and materials can also be obtained free of charge upon written request or telephoning to the following address or telephone number:

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

Risks Related to Our Business

We expect to continue to derive a significant portion of our revenue from Popular.

Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. In 2014, products and services billed through Popular accounted for approximately 45% of our total revenues, of which approximately 83% (or approximately 37% of total revenues) are derived from core bank processing and related services for Popular and approximately 17% (or approximately 8% of total revenues) are transaction processing activities driven by third parties. If Popular were to terminate, or fail to perform under, the Master Services Agreement or our other material agreements with Popular, our revenues could be significantly reduced.

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

Banco Popular acts as a merchant referral source and provides sponsorship into the ATH, Visa, Discover and MasterCard networks for merchants, as well as card association sponsorship, clearing and settlement services. We provide transaction processing and related functions. Both alliance partners may provide management, sales, marketing, and other administrative services. We rely on the continuing growth of our merchant relationships, our alliance with Banco Popular and other distribution channels. There can be no guarantee that this growth will continue and the loss or deterioration of these relationships could negatively impact our business and result in a reduction of our revenue and profit.

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

We are highly leveraged. As of December 31, 2014, the total principal amount of our indebtedness was approximately $700 million. Our high degree of leverage could have important consequences for you, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because our borrowings are at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our other debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

For the year ended December 31, 2014, our cash interest expense on the senior secured credit facilities amounted to $22.4 million. Our interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at a variable rate. At December 31, 2014, we had approximately $695 million aggregate principal amount of variable rate indebtedness under the senior secured credit facilities. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2014 under the senior secured credit facilities would increase our annual interest expense by approximately $6.9 million.

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

If our amortizable intangible assets or goodwill were to become impaired, we may be required to record a significant charge to earnings. Under the generally accepted accounting principles in the United States of America (“GAAP”), definitive useful life intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is tested for impairment at least annually.

The goodwill impairment evaluation process requires us to make estimates and assumptions with regards to the fair value of our reporting units. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit where the goodwill is recorded.

For 2014, the Company used a “qualitative assessment” option or “step zero” for the goodwill impairment test for all of its reporting units. With this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If the answer is no, then the fair value of the reporting unit does not need to be measured, and step one and step two are bypassed. In assessing the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, the Company uses a combination of factors such as general macroeconomic conditions, industry and market conditions, overall financial performance and the entity and reporting unit specific events. In 2014, step one and step two were bypassed for all reporting units.

Our risk management procedures may not be fully effective in identifying or helping us mitigate our risk exposure against all types of risks.

We operate in a rapidly changing industry, and we have experienced significant change in the past four years, including our separation from Popular following the Merger, our initial public offering in April 2013 and our listing on the New York Stock Exchange (“NYSE”). Accordingly, we may not be fully effective in identifying, monitoring and managing our risks. In some cases, the information we use to perform our risk assessments may not be accurate, complete or up-to-date. In other cases, our risk assessments may depend upon information that we may not have or cannot obtain. If we are not fully effective or we are not always successful in identifying all risks to which we are or may be exposed, we could be subject to losses, penalties, litigation or regulatory actions that could harm our reputation or have a material adverse effect on our business, financial conditions and results of operations.

Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.

As part of our business, we electronically receive, process, store and transmit sensitive business information of our customers. In addition, we collect personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records. The uninterrupted operation of our information systems and the confidentiality of the customer/consumer information that resides on such systems are critical to the successful operations of our business. Despite the safeguards we have in place, unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in our operations. These risks are increased when we transmit information over the Internet. Our visibility in the global payments industry may attract hackers to conduct attacks on our systems that could compromise the security of our data or could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. There is also a possibility of mishandling or misuse, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees acting contrary to our policies, or where such information is intercepted or otherwise improperly taken by third parties. An information breach in the system and loss of confidential information such as credit card numbers and related information could have a longer and more significant impact on the business operations than a hardware failure and could result in claims against us for misuse of personal information, such as identity theft.

Additionally, as a provider of services to financial institutions, such as card processing services, we are subject directly (or indirectly through our clients) to the same laws, regulations, industry standards and limitations on disclosure of the information we receive from our customers as apply to the customers themselves. If we fail to comply with these regulations, standards and limitations, we could be exposed to claims for breach of contract, governmental proceedings, or prohibitions on card processing services. In addition, as more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or local level or by a specific industry body, the change could have an adverse impact on us through increased costs or restrictions on business processes. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standards or contracts.

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

We settle funds on behalf of financial institutions, other businesses and consumers and process funds transactions from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments, electronic benefits transfer transactions and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and, in some cases, the detection or prevention of fraudulent payments. If the continuity of operations, integrity of processing, or ability to detect or prevent fraudulent payments were compromised this could result in a financial loss to us.

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

Changes in technology may limit the competitiveness of and demand for our services. Our businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our relative markets. For example, the ability to adopt technological advancements surrounding POS technology available to merchants could have an impact on our merchant acquiring business. Particular to this example is the “EMV” credit and debit card authentication methodology that the card associations are mandating to processors, issuers and acquirers in the payment industry. Compliance deadlines for EMV mandates vary by country and by payment network. We are investing significant resources and man-hours to develop and implement this methodology in all our payment related platforms. However, we are not certain if or when our financial institution customers will use or accept the methodology and the time it will take for this technology to be rolled-out to all customer ATM and POS devices connected to our platforms or adopted by our card issuing clients. Non-compliance with EMV mandates could result in lost business or financial losses from fraud or fines from network operators. Our inability to respond to new competitors and technological advancements could impact all of our businesses.

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

We are subject to the credit risk of our merchants being unable to satisfy obligations for which we also may be liable. For example, as the merchant acquirer, we are contingently liable for transactions originally acquired by us that are disputed by the cardholder and charged back to the merchants. For certain merchants, if we are unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, we will bear the loss for the amount of the refund or chargeback paid to the cardholder. Notwithstanding our adherence to industry standards with regards to the acceptance of new merchants and certain steps to screen for credit risk, it is possible that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Increased competition or changes in consumer spending or payment preferences could adversely affect our business.

A decline in the market for our services, either as a result of increased competition, a decrease in consumer spending or a shift in consumer payment preferences, could have a material adverse effect on our business. We may face increased competition in the future as new companies enter the market and existing competitors expand their services. Some of these competitors could have greater overall financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. Some competitors could have or may develop a lower cost structure. New competitors or alliances among competitors could emerge, resulting in a loss of business for us and a corresponding decline in revenues and profit margin. Further, if consumer confidence decreases in a way that adversely affects consumer spending, whether in conjunction with a global economic downturn or otherwise, we could experience a reduction in the volume of transactions we process. In addition, if we fail to respond to changes in technology or consumer payment preferences, we could lose business to competitors.

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

In order to provide our Visa, Discover and MasterCard transaction processing services, we must be registered as a merchant processor of Visa, Discover and MasterCard. These designations are dependent upon our being sponsored by member banks of those organizations. If our sponsor banks should stop providing sponsorship for us, we would need to find another financial institution to serve as a sponsor, which could prove to be difficult and/or more expensive. If we are unable to find a replacement financial institution to provide sponsorship we may no longer be able to provide processing services to the affected customers which would negatively impact our revenues and earnings.

For purposes of the BHC Act, for as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities will be limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we may be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition.

For so long as we are deemed to be a “subsidiary” of Popular for purposes of the Bank Holding Company Act of 1956 (the “BHC Act”), in other words deemed to be controlled by Popular, we will be subject to regulation and supervision by the Federal Reserve Board. The BHC Act defines “control” differently than GAAP. As a deemed subsidiary, we may conduct only those activities that are authorized for our deemed parent, which depend on whether it is treated as a bank holding company or a financial holding company. The activities that are permissible for subsidiaries of bank holding companies are those that are treated as closely related to banking; those that are permissible for subsidiaries of financial holding companies generally include activities that are financial in nature or complementary to financial activities. In addition, we are subject to regulatory oversight and examination by the Federal Financial Institution Examination Council because we are a technology service provider to regulated financial institutions, including Banco Popular.

New lines of business, other new activities, acquisitions that we may wish to commence or undertake in the future and the manner in which we conduct our business may not be permissible for us under the BHC Act,

Regulation K or other relevant U.S. federal banking laws or may require the approval of the Federal Reserve Board or any other applicable U.S. federal banking regulator. Additional regulatory requirements may be imposed if Popular is subject to any enforcement action. More generally, the Federal Reserve Board has broad powers to approve, deny or refuse to act upon applications or notices submitted by Popular on our behalf with respect to new activities, the acquisition of businesses or assets, or the reconfiguration of existing operations. Any such action by the Federal Reserve Board may also depend on our ability to comply with the standards imposed by our regulators. There can be no assurance that any required regulatory approvals will be obtained. In additional, further restrictions placed on Popular as a result of supervisory or enforcement actions may be restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business.

Changes in laws, regulations and enforcement activities may adversely affect the products and services we provide and markets in which we operate.

We and our customers are subject to U.S. federal, Puerto Rico and other countries’ laws, rules and regulations that affect the electronic payments industry. Our customers are subject to numerous laws, rules and regulations applicable to banks, financial institutions, processors and card issuers in the United States and abroad. We are subject to regulation because of our activities in the countries where we carry them out and because of our relationship with Popular, and at times we are also affected by the laws, rules and regulations to which our customers are subject. Failure to comply with any of these laws, rules and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of service, and/or the imposition of civil and criminal penalties, including fines which could have an adverse effect on our financial condition. In addition, even an inadvertent failure by us to comply with laws, rules and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our reputation or brands.

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

For both of the fiscal years ended December 31, 2014 and 2013, approximately 87% of our total revenues were generated from our operations in Puerto Rico. In addition, some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico.

In 2014, the government of Puerto Rico was our second largest customer representing approximately 10% of our total revenues. Revenues from the government of Puerto Rico come from numerous agencies and public corporations. A substantial portion of the services we provide to the government of Puerto Rico is considered mission-critical. Some of the government-sponsored initiatives we provide are indirectly funded in part by U.S. federal government programs. We believe the government of Puerto Rico will continue to engage our services despite the challenging financial situation it is currently facing.

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

At December 31, 2014, the Company has no direct exposure to the Puerto Rico government, instrumentalities or municipalities’ debt obligations.

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

Our financial performance may be significantly affected by general economic, political and social conditions in the emerging markets where we operate. Many countries in Latin America have suffered significant economic, political and social crises in the past, and these events may occur again in the future. Instability in Latin America has been caused by many different factors, including:

•	exposure to foreign exchange variation;

•	significant governmental influence over local economies;

•	substantial fluctuations in economic growth;

•	high levels of inflation;

•	exchange controls or restrictions on expatriation of earnings;

•	high domestic interest rates;

•	wage and price controls;

•	changes in governmental economic or tax policies;

•	imposition of trade barriers;

•	unexpected changes in regulation which may restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation; and

•	overall political, social and economic instability.

Adverse economic, political and social conditions in the Latin America markets where we operate may create uncertainty regarding our operating environment, which could have a material adverse effect on our company.

Our business in countries outside the United States and transactions with foreign governments increase our compliance risks and exposes us to business risks.

Our operations outside the United States could expose us to trade and economic sanctions or other restrictions imposed by the United States or other local governments or organizations. The U.S. Departments of the Treasury and Justice (the “Agencies”), the SEC and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, the FCPA and other federal statutes. Under economic sanctions laws, the Agencies may seek to impose modifications to business practices, including cessation of business activities involving sanctioned countries, and modifications to compliance programs, which may increase compliance costs. In addition, we are also subject to compliance with local government regulations. If any of the risks described above materialize, it could adversely impact our business, operating results and financial condition.

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

We are also subject to the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce’s Bureau of Industry and Security which regulates the export, re-export and re-transfer abroad of covered items made or originating in the United States as well as the transfer of covered U.S.-origin technology abroad. We have adopted an Export Management Compliance Policy, a comprehensive compliance program under which the goods and technologies that we export are identified and classified under the EAR to make sure they are being exported in compliance with the requirements of the EAR. However, there can be no assurance that we have not violated the EAR in past transactions or that our new policies and procedures will prevent us from violating the EAR in every transaction in which we engage. Any such violations of the EAR could result in fines, penalties or other sanctions being imposed on us, which could negatively affect our business, operating results and financial condition.

Moreover, some financial institutions refuse, even in the absence of a regulatory requirement, to provide services to companies operating in certain countries or engaging in certain practices because of concerns that the compliance efforts perceived to be necessary may outweigh the usefulness of the service relationship. Our operations outside the United States make it more likely that financial institutions may refuse to conduct business with us for this type of reason. Any such refusal could negatively affect our business, operating results and financial condition.

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

Should OFAC determine that certain activities identified in the voluntary self-disclosures described above constituted violations of the CACR, civil or criminal penalties could be assessed against EVERTEC Group and/or its subsidiary. Since November 15, 2010, there have been no communications between OFAC and EVERTEC Group regarding the transactions included in the above described voluntary self-disclosures.

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

As part of our growth strategy, we evaluate opportunities for acquiring complementary businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. Furthermore, for as long as we are deemed a “subsidiary” of a bank holding company for purposes of the BHC Act, we may conduct only activities authorized under the BHC Act and the Federal Reserve Board’s Regulation K and other related regulations for a bank holding company or a financial holding company.

These restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. See “—For purposes of the BHC Act, for as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities are limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we may be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition.”

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Item 9A, management identified a material weakness in our internal control over financial reporting because the segregation of duties within the accounting system was inadequate for multiple individuals within the Company, including members of executive management. Specifically, certain individuals have access to prepare and post journal entries across substantially all key accounts of the Company without an independent review performed by someone other than the preparer. Because of this material weakness, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014. Our management has performed a review of the prepare and post activity for the year ended December 31, 2014, concluding that none of the individuals with prepare and post capabilities created any posted journal entries. In addition, with the oversight of senior management and the audit committee, we have begun taking steps to remediate the underlying cause of the material weakness and improve the design of controls. If we are unable to successfully remediate the material weakness in our internal controls, it could result in inaccurate financial reporting or material misstatements in our annual or interim financial statements.

Risks Related to Our Structure, Governance and Stock Exchange Listing

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operation and significant assets other than the ownership of 100% of the membership interest of Holdings, which in turn has no significant assets other than ownership of 100% of the membership interest of EVERTEC Group. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the senior secured credit facilities and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends or make distributions or loans enable us to pay any dividends on our common stock or other obligations.

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

•	our operating and financial performance and prospects;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock or industry;

•	market perception of our success, or lack thereof, in pursuing our growth strategy; and

•	sales of common stock by us, our stockholders, Popular or members of our management team.

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

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 77,893,144 are outstanding as of January 31, 2015. All of these shares, other than the 11,654,803 shares held by Popular and the shares held by our officers and directors, are freely transferable without restriction or further registration under the Securities Act.

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

The trading market for our common stock will depend in part on the research and reports that third party securities analysts publish about our company and our industry. One or more analysts could downgrade our common stock or issue other negative commentary about our company or our industry. In addition, we may be unable or slow to attract research coverage. Alternatively, if one or more of these analysts cease coverage of our company, we could lose visibility in the market. As a result of one or more of these factors, the trading price of our common stock could decline.

The interests of Popular may conflict with or differ from your interests as a stockholder.

Popular have the right to nominate two members of our Board and, therefore, continues to be able to significantly influence our decisions. The interests of Popular could conflict with your interests as a holder of our common stock. For example, the concentration of ownership held by Popular, the terms of the Stockholder Agreement and our organizational documents (including Popular’s quorum rights and consent rights over amendments to our bylaws) and Popular’s right to terminate certain of its agreements with us in certain situations upon a change of control of EVERTEC Group, could delay, defer or prevent certain significant corporate actions that you as a stockholder may otherwise view favorably, including a change of control of us (whether by merger, takeover or other business combination). See “Certain Relationships and Related Party Transactions” for a description of the circumstances under which Popular may terminate certain of its agreements with us. A sale of a substantial number of shares of stock in the future by Popular could cause our stock price to decline.

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

Provisions of our amended and restated certificate of incorporation, amended and restated bylaws and the Stockholder Agreement may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board and/or Popular. These provisions include:

•	a voting agreement pursuant to which Popular agreed to vote its shares in favor of the Popular director nominees (which, constitute the right to appoint two of our nine directors), directors nominated by a committee of our Board in accordance with the Stockholder Agreement and the management director and to remove and replace any such directors in accordance with the terms of the Stockholder Agreement and applicable law and an agreement by us to take all actions within our control necessary and desirable to cause the election, removal and replacement of such directors in accordance with the Stockholder Agreement and applicable law;

•	requiring that a quorum for the transaction of business at any meeting of the Board (other than a reconvened meeting with the same agenda as the originally adjourned meeting) consist of (1) a majority of the total number of directors then serving on the Board and (2) at least one director nominated by Popular, for so long as it owns, together with its affiliates, 5% or more of our outstanding common stock;

•	prohibiting cumulative voting in the election of directors;

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders other than Popular (as further described below);

•	prohibiting stockholders from acting by written consent unless the action is taken by unanimous written consent;

•	establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings, which advance notice requirements are not applicable to any directors nominated in accordance with the terms of the Stockholder Agreement.

Our issuance of shares of preferred stock could delay or prevent a change in control of us. Our Board has authority to issue shares of preferred stock, subject to the approval of at least one director nominated by Popular for so long as it, together with its respective affiliates, owns at least 10% of our outstanding common stock. Our Board may issue preferred stock in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares. In addition, Popular, under and subject to the Stockholder Agreement and our organizational documents, will retain significant influence over matters requiring board or stockholder approval, including the election of directors. See “Certain Relationships and Related Party Transactions—Related Party Transactions” Together, our amended and restated certificate of incorporation, bylaws and Stockholder Agreement could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock owned by Popular and its individual right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition. See “Description of Capital Stock—Certain Anti-Takeover, Limited Liability and Indemnification Provisions.”

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

In addition to the $77.0 million which was available for borrowing under our revolving credit facility as of December 31, 2014, the terms of the senior secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NYSE under the symbol “EVTC” following our initial public offering on April 17, 2013. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NYSE.

	Price Range
	High	Low
Second quarter 2013 (beginning April 17, 2013)	$22.83	$19.11
Third quarter 2013	25.67	21.30
Fourth quarter 2013	24.74	20.64
First quarter 2014	26.33	22.90
Second quarter 2014	25.34	22.08
Third quarter 2014	24.66	21.69
Fourth quarter 2014	23.00	20.47

As of February 23, 2015, the approximate number of record holders of our common stock was 167. The closing price as reported on the NYSE of our common stock on such date was $20.12 per share.

Dividends

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof each quarter by our Board. The following table provides a detail of dividend information for 2014 and 2013:

Declaration Date	Record Date	Payment Date	Dividend per share
August 7, 2013	August 19, 2013	September 6, 2013	$0.10
November 6, 2013	November 18, 2013	December 6, 2013	0.10
February 12, 2014	February 25, 2014	March 14, 2014	0.10
May 7, 2014	May 19, 2014	June 6, 2014	0.10
August 6, 2014	August 18, 2014	September 5, 2014	0.10
November 5, 2014	November 17, 2014	December 5, 2014	0.10

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

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
10/1/2013-12/31/2013	3,690,036	$20.325	—	$—
10/1/2014-12/31/2014 (1)	1,146,870	21.798	1,146,870	$50,000,000
10/19/2014-11/19/2014	54,324	22.020	—	$—

Total	4,891,230	$21.381	1,146,870

(1)	On September 24, 2014, the Company announced a stock repurchase program authorizing the purchase of up to $75 million of the Company’s common stock over the next twelve months.

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

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	316,000	$19.56	6,372,508

Stock Performance Graph

The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act of 1933 or the Exchange Act.

The following graph shows a comparison from April 12, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative total return for our common stock, the S&P 500 Index and the S&P Technology Index. The graph assumes that $100 was invested on April 12, 2013 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of twenty-one months cumulative total return of EVERTEC Inc.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated and combined financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2014, 2013, 2012 and 2011 have been derived from the audited consolidated financial statements of EVERTEC (Successor), included in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2010, and for the three months ended December 31, 2010 have been derived from the audited consolidated financial statements of EVERTEC (Successor), not included in this Annual Report on Form 10-K. The selected historical combined financial data for the nine months ended September 30, 2010 have been derived from the audited combined financial statements of EVERTEC Business Group (Predecessor), not included in this Annual Report on Form 10-K.

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

	Successor					Predecessor
	Years ended December 31,				June 25, 2010 (inception) to December 31, 2010	Nine months ended September 30, 2010
(Dollar amounts in thousands, except per share data)	2014	2013	2012	2011
Statements of Income Data:
Revenues:
Merchant Aquiring, net	$79,136	$73,616	$69,591	$61,997	$14,789	$39,761
Payment Processing	105,423	100,104	95,607	85,691	21,034	56,777
Business Solutions	176,570	184,297	177,292	173,434	46,586	118,482

Total revenues	361,129	358,017	342,490	321,122	82,409	215,020

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	156,517	163,080	159,666	155,377	41,839	113,246
Selling, general and administrative expenses	41,276	38,810	31,686	33,339	8,392	27,000
Depreciation and amortization	65,988	70,366	71,492	69,891	17,722	19,425

Total operating costs and expenses	263,781	272,256	262,844	258,607	67,953	159,671

Income from operations	97,348	85,761	79,646	62,515	14,456	55,349
Interest income	328	236	320	797	118	360
Interest expense	(26,081)	(37,861)	(54,331)	(50,957)	(13,436)	(70)
Earnings of equity method investments	1,140	935	564	833	—	2,270
Other income (expenses)	2,375	(75,682)	(8,491)	(18,201)	(36,164)	2,276

Income (loss) before income taxes	75,110	(26,611)	17,708	(5,013)	(35,026)	60,185
Income tax expense (benefit)	7,578	(1,990)	(59,658)	(29,227)	(14,450)	23,017

Net income (loss) from continuing operations	67,532	(24,621)	77,366	24,214	(20,576)	37,168
Net income from discontinued operations	—	—	—	—	—	117

Net income (loss)	$67,532	$(24,621)	$77,366	$24,214	$(20,576)	$37,285

Net income (loss) per common share from continuing operations—basic	$0.86	$(0.31)	$1.06	$0.33	$(0.29)	$0.52

Net income (loss) per common share from continuing operations—diluted	$0.86	$(0.31)	$1.01	$0.33	$(0.29)	$0.52

Cash dividends declared per common share (1)	$0.40	$0.20	$4.39	$—	$—	$—

	Successor					Predecessor
	Years ended December 31,				June 25, 2010 (inception) to December 31, 2010	Nine months ended September 30, 2010
(Dollar amounts in thousands, except per share data)	2014	2013	2012	2011
Balance Sheet Data (at period end):
Cash	$32,114	$22,485	$25,634	$56,200	$55,199
Total assets	890,235	921,311	977,745	1,046,860	1,092,179
Total long-term liabilities	666,151	686,225	758,395	615,713	673,736
Total debt	693,912	735,880	763,756	523,833	562,173
Total equity	119,573	111,330	122,455	366,176	339,613

(1)	Adjusted to reflect the two for one stock split effective April 1, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the years ended December 31, 2014, 2013 and 2012; and (ii) the financial condition as of December 31, 2014 and 2013. See Note 1 of the Notes to Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is the leading full-service transaction processing business in Latin America, providing a broad range of merchant acquiring, payment processing and business process management services. According to the July 2014 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America, based on total number of transactions. We serve 19 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Separation from and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of, the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, and several related agreements with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to use EVERTEC services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with those of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement. As of December 31, 2014, Popular retained a 15% interest in EVERTEC.

2014 Developments

On February 12, 2014, our Board approved a regular quarterly cash dividend of $0.10 per common share, paid on March 14, 2014 to stockholders of record at the close of business on February 25, 2014.

On May 7, 2014, our Board approved a regular quarterly cash dividend of $0.10 per common share, paid on June 6, 2014 to stockholders of record at the close of business on May 19, 2014.

On August 6, 2014, our Board approved a regular quarterly cash dividend of $0.10 per common share, paid on September 5, 2014 to stockholders of record at the close of business on August 18, 2014.

On September 24, 2014, the Company announced that its Board had approved a stock repurchase program that authorizes repurchases of up to $75 million of its common stock over the next twelve months.

On November 5, 2014, our Board approved a regular quarterly cash dividend of $0.10 per common share, paid on December 5, 2014 to stockholders of record at the close of business on November 17, 2014.

For additional information regarding these events, see Note 13 of the Notes to Audited Consolidated Financial Statements.

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

For multiple deliverable arrangements, we evaluate each distinct arrangement to determine if the elements or deliverables within the arrangement represent separate units of accounting pursuant to ASC 605-25. If the deliverables are determined to be separate units of accounting, revenues are recognized as units of accounting are delivered and the revenue recognition criteria are met. If the deliverables are not determined to be separate units of accounting, revenues for the delivered services are combined into one unit of accounting and recognized (i) over the life of the arrangement if all services are consistently delivered over such term, or if otherwise, (ii) at the time that all services and deliverables have been delivered. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE), if available; on third-party evidence (TPE) if VSOE is not available; or on management’s best estimate of selling price (BESP) if neither VSOE nor TPE is available. We establish VSOE of selling price using the price charged when the same element is sold separately. We bifurcate or allocate the arrangement consideration to each of the deliverables based on the relative selling price of each unit of accounting.

We have two main categories of revenues according to the type of transactions we enter into with our customers: (a) transaction-based fees and (b) fixed fees and time and material.

Transaction-based fees

We provide services that generate transaction-based fees. Typically transaction-based fees depend on factors such as number of accounts or transactions processed. These factors typically consist of a fee per transaction or item processed, a percentage of dollar volume processed, a fee per account on file, or some combination thereof. Revenues derived from the transaction-based fee contracts is recognized when the underlying transaction is processed, which constitutes delivery of service.

Revenues from business contracts in our merchant acquiring segment comprise discounted fees charged to the merchants based on the sales amount of transactions processed. Revenues include a discount fee, membership fees charged to merchants, debit network fees, and POS rental fees. Pursuant to the guidance from ASC 605-45-45, “Revenue Recognition—Principal Agent Considerations,” we record merchant acquiring revenues net of interchange and assessments charged by the credit and debit card network associations and we recognize such revenues at the time of the sale (when a transaction is processed).

Payment processing comprises revenues related to providing financial institutions access to the ATH network and other card networks, and related services. Payment processing revenues also include revenues from card issuer processing services (such as credit and debit card processing, authorization and settlement, and fraud monitoring and control to debit or credit card issuers); payment processing services (such as payment and billing products for merchants, businesses and financial institutions); and EBT (which mostly consists of services to the Puerto Rico government for the delivery of government benefits to participants). Revenues in our payment processing segment are mostly comprised of fees per transaction processed or per account on file, or a combination of both; this revenue is recognized at the time transactions are processed or on a monthly basis for accounts on file.

Business solutions revenues consist of transaction-based fees from business process management solutions including core bank processing, business process outsourcing, item and cash processing, and fulfillment. Transaction-based fee revenues generated by our core bank processing services are derived from fees based on various factors such as the number of accounts on file (e.g., savings or checking accounts, loans, etc.), and the number of transactions processed or registered users (e.g., for online banking services). For services dependent on the number of transactions processed, revenues are recognized as the underlying transactions are processed. For services dependent on the number of users or accounts on file, revenues are recognized on a monthly basis based on the number of accounts on file each month. Item and cash processing revenues are based on the number of items (e.g. checks) processed, and revenues are recognized when the underlying item is processed. Fulfillment services include technical and operational resources for producing and distributing variable print documents such as statements, bills, checks and benefits summaries. Fulfillment revenues are based on the number pages for printing services and number of envelopes processed for mailing services. Revenues are recognized as services are delivered based on a fee per page printed or envelope mailed, as applicable.

Fixed fees and time and material

We also provide services that generate a fixed fee per month or fees based on time and expenses incurred. These services are mostly provided in our business solutions segment. Revenues are generated from our core bank solutions, network hosting and management and IT consulting services.

In core bank solutions, we mostly provide access to applications and services such as back-up or recovery, hosting and maintenance that enable a bank to operate the related hosted services accessing our IT infrastructure. These contracts generally contain multiple elements or deliverables evaluated by us. Revenues are recognized according to the applicable guidance. Revenues are derived from fixed fees charged for the use of hosted services and are recognized on a monthly basis as delivered. Set-up fees are billed to the customer when the service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship, whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service to be provided under the contract.

In network hosting and management, we provide hosting services for network infrastructure at our facilities; automated monitoring services; maintenance of call centers; interactive voice response solutions, among other related services. Revenues are derived mainly from monthly fees as services are delivered. Set-up fees are billed up-front to the customer when the set-up service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship, whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service under the contract. Some arrangements under this line of service category may contain undelivered elements. In such cases, the undelivered elements are evaluated and recognized when the services are delivered or at the time that all deliverables under the contract have been delivered.

IT consulting services revenue consist mostly of time billings based on the number of hours dedicated to each client. Revenue from time billings is recognized as services are delivered.

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

Service-level arrangements

The Company’s service contracts may include service level arrangements (SLA) generally allowing the customer to receive a credit for part of the service fee when the Company has not provided the agreed level of services. The SLA performance obligation is committed on a monthly basis; thus SLA performance is monitored and assessed for compliance with arrangements on a monthly basis, including determination and accounting for its economic impact, if any.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually.

For 2014, we used a “qualitative assessment” option or “step zero” for the goodwill impairment test for all of its reporting units. With this process, we first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If the answer is no, then the fair value of the reporting unit does not need to be measured, and step one and step two, as explained below, are bypassed. In assessing the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, we use a combination of factors such as industry and market conditions, overall financial performance and the entity and reporting unit specific events.

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

JOBS Act

We qualified as an “emerging growth company,” as such term is defined in the JOBS Act, which was signed into law on April 5, 2012, until December 31, 2013. As of December 31, 2014, the Company is considered a large accelerated filer and no longer qualifies for the reduced reporting requirements of the JOBS Act.

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

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Results of Operations

The following tables set forth certain consolidated financial information for the years ended December 31, 2014, 2013 and 2012. These tables and the related discussion should be read in conjunction with the information contained in our Audited Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Certain prior period balances have been reclassified to conform to the current presentation format which did not have any impact on net income.

Comparison of the years ended December 31, 2014 and 2013

The following tables present the components of our audited consolidated statements of income (loss) and comprehensive income (loss) by business segment and the change in those amounts for the years ended December 31, 2014 and 2013.

Revenues

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	Variance
Merchant Acquiring, net	$79,136	$73,616	$5,520	7%
Payment Processing	105,423	100,104	5,319	5%
Business Solutions	176,570	184,297	(7,727)	-4%

Total revenues	$361,129	$358,017	$3,112	1%

Total revenues for the year ended December 31, 2014 were $361.1 million, an increase of $3.1 million or 1% compared with 2013.

Merchant Acquiring revenues increased $5.5 million or 7% compared with 2013. The revenue growth was primarily the result of an increase in transaction volumes of 19.44 million.

Payment Processing revenues grew $5.3 million or 5% compared with 2013. Revenue growth was driven mainly by an increase of $3.0 million in our card products business resulting from higher accounts on file due to new customer additions in our Latin America operations and by an increase in ATH and POS network and processing transactions.

Business solutions revenues decreased $7.7 million or 4% compared with 2013. The decrease is almost entirely attributable to a decline in hardware and software sales of $10.3 million, partially offset by an increase in demand for core banking and other services of $2.7 million.

Operating costs and expenses

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$156,517	$163,080	$(6,563)	-4%
Selling, general and administrative expenses	41,276	38,810	2,466	6%
Depreciation and amortization	65,988	70,366	(4,378)	-6%

Total operating costs and expenses	$263,781	$272,256	$(8,475)	-3%

Total operating costs and expenses for the year ended December 31, 2014 were $263.8 million, a decrease of $8.5 million or 3% compared with 2013.

Cost of revenues decreased $6.6 million or 4% compared with 2013. The decrease was due mainly to lower cost of sales incurred as a result of the aforementioned decrease in hardware and software sales, partially offset by higher software and equipment maintenance.

Selling, general and administrative expenses increased $2.5 million or 6% compared with 2013. The increase was due mainly to non-recurring expenses included in 2014 of $7.9 million associated to the CEO sucession and acceleration of vesting of certain stock options, and a $1.1 million in professional expenses related to the debt offering that was withdrawn. These increase was partially offset by $3.1 million non-cash charge taken in connection with the vesting of all Tranche B and C stock options and a $2.7 million of one time expenses related to the secondary offerings completed in 2013.

Depreciation and amortization expense decreased by $4.4 million or 6% compared with 2013. The decrease resulted from lower amortization of software packages that became fully depreciated.

Income from operations

The following table presents income from operations by reportable segments.

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	Variance
Segment income from operations
Merchant Acquiring, net	$34,348	$35,376	$(1,028)	-3%
Payment Processing	59,882	54,429	5,453	10%
Business Solutions	47,587	42,430	5,157	12%

Total segment income from operations	141,817	132,235	9,582	7%
Merger related depreciation and amortization and other unallocated expenses (1)	(44,469)	(46,474)	2,005	4%

Income from operations	$97,348	$85,761	$11,587	14%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations increased $11.6 million or 14% compared with 2013. The increase in income from operations was the result of the aforementioned factors affecting revenues and operating costs and expenses.

See Note 21 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income (loss).

Non-operating (expenses) income

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	Variance
Non-operating (expenses) income
Interest income	$328	$236	$92	39%
Interest expense	(26,081)	(37,861)	11,780	31%
Earnings of equity method investment	1,140	935	205	22%
Other income (expenses)	2,375	(75,682)	78,057	103%

Total non-operating expenses	$(22,238)	$(112,372)	$90,134	80%

Total non-operating expenses decreased $90.1 million compared with 2013. The decrease was primarily due to other income (expenses) in 2013 related to a $58.5 million charge associated with the extinguishment of debt and a $16.7 million expense related to the termination of our Consulting Agreements with Apollo and Popular. In addition, there was a decrease in interest expense of $11.8 million as a result of the debt refinancing transaction completed during the second quarter of 2013.

For additional information related to the extinguishment of debt and associated loss, see Note 11 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income tax expense (benefit)

Income tax expense for the year ended December 31, 2014 amounted to approximately $7.5 million compared with an income tax benefit of $2.0 million in 2013. The income tax expense for 2014 is a result of taxable income, while the prior year benefit was attributable to a taxable loss as a result of higher non-operating expenses related to the extinguishment of debt, the termination of the consulting agreements, and the vesting of all Tranche B and C stock options and expenses related to the secondary offerings.

See Note 17 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding income taxes.

Comparison of the years ended December 31, 2013 and 2012

The following tables present the components of our audited consolidated statements of income (loss) and comprehensive income (loss) by business segment and the change in those amounts for the years ended December 31, 2013 and 2012.

Revenues

	Years ended December 31,
(Dollar amounts in thousands)	2013	2012	Variance
Merchant Acquiring, net	$73,616	$69,591	$4,025	6%
Payment Processing	100,104	95,607	4,497	5%
Business Solutions	184,297	177,292	7,005	4%

Total revenues	$358,017	$342,490	$15,527	5%

Total revenues for the year ended December 31, 2013 were $358.0 million, an increase of $15.5 million or 5% compared with 2012.

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

Operating costs and expenses

	Years ended December 31,
(Dollar amounts in thousands)	2013	2012	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$163,080	$159,666	$3,414	2%
Selling, general and administrative expenses	38,810	31,686	7,124	22%
Depreciation and amortization	70,366	71,492	(1,126)	-2%

Total operating costs and expenses	$272,256	$262,844	$9,412	4%

Total operating costs and expenses for the year ended December 31, 2013 were $272.3 million, an increase of $9.4 million or 4% compared with 2012.

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

Selling, general and administrative expenses increased $7.1 million or 22% compared with 2012. The increase was mainly due to a $3.1 million non-cash charge taken in connection with the vesting of all Tranche B and C stock options, $2.7 million of one-time expenses related to the secondary offerings completed in the third and fourth quarters of 2013, and $1.1 million in payroll taxes associated with the cashless exercise of stock options.

Depreciation and amortization expense decreased by $1.1 million or 2% compared with 2012. The decrease in depreciation and amortization expense was mostly a result of lower amortization expense associated with software packages.

Income from operations

The following table presents income from operations by reportable segments.

	Years ended December 31,
(Dollar amounts in thousands)	2013	2012	Variance
Segment income from operations
Merchant Acquiring, net	$35,376	$33,836	$1,540	5%
Payment Processing	54,429	53,682	747	1%
Business Solutions	42,430	39,845	2,585	6%

Total segment income from operations	132,235	127,363	4,872	4%
Merger related depreciation and amortization and other unallocated expenses (1)	(46,474)	(47,717)	1,243	-3%

Income from operations	$85,761	$79,646	$6,115	8%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

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

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $77.0 million was available as of December 31, 2014.

At December 31, 2014, we had cash of $32.1 million, of which $23.8 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments, debt services and share repurchases. We intend to fund repurchases from cash on hand and available borrowings under the revolving credit facility.

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

Comparison of the years ended December 31, 2014 and 2013

The following table presents our cash flows from operations for the years ended December 31, 2014 and 2013:

(Dollar amounts in thousands)	Years ended December 31,
	2014	2013
Cash provided by operating activities	$139,948	$62,867
Cash used in investing activities	(26,170)	(28,944)
Cash used in financing activities	(104,149)	(37,072)

Increase (decrease) in cash	$9,629	$(3,149)

Net cash provided by operating activities for the year ended December 31, 2014 was $139.9 million, an increase of $77.1 million compared with 2013. The increase was driven by higher income from operations in 2014, while prior year includes cash used to pay certain amounts related to the redemption of the senior notes and the extinguishment of debt of $41.9 million, and a $16.7 million payment related to the termination of the Consulting Agreements with Popular and Apollo.

Net cash used in investing activities is mostly related to purchases of property and equipment and intangible assets.

Net cash used in financing activities for the year ended December 31, 2014 was $104.1 million compared with $37.1 million in 2013. Cash used in financing activities in 2014 consisted of $47.5 million in debt repayments, $31.4 million in quarterly dividends paid and $26.2 million for common stock repurchased. Cash used in financing activities in 2013 included $755 million to repay outstanding debt, $75 million to repurchase our common stock, $12.1 million of debt issuance costs, $16.9 million to pay taxes resulting from cashless exercise of stock options, and $16.4 million in dividend payments. These cash uses were partially offset by proceeds of $700 million from new long-term debt (refinancing outstanding debt), $112.4 million net proceeds from the initial public offering, and $24.2 million proceeds from short-term borrowings.

Comparison of the years ended December 31, 2013 and 2012

The following table presents our cash flows from operations for the years ended December 31, 2013 and 2012:

	Years ended December 31,
(Dollar amounts in thousands)	2013	2012
Cash provided by operating activities	$62,867	$82,664
Cash used in investing activities	(28,944)	(27,042)
Cash used in financing activities	(37,072)	(86,188)

Decrease in cash	$(3,149)	$(30,566)

Net cash provided by operating activities for the year ended December 31, 2013 was $62.9 million, a decrease of $19.8 million compared with 2012. The decline was attributable mostly to cash used to pay certain amounts related to the redemption of the senior notes and the extinguishment of debt of $41.9 million and $16.7 million payment related to the termination of our consulting agreements with Popular and Apollo, partially offset by a $16.5 million reduction in interest expense as a result of the debt refinancing completed during the second quarter of 2013, an $11 million reduction in other expenses mainly resulting from the absence in 2013 of an $8.8 million debt issuance cost incurred in 2012, and an increase in income from operations of $6.1 million.

Net cash used in investing activities for the year ended December 31, 2013 was $28.9 million compared with $27.0 million in 2012. The $1.9 million increase in cash used was mainly due to an increase in the acquisition of software in 2013.

Net cash used in financing activities for the year ended December 31, 2013 was $37.1 million compared with $86.2 million in 2012. Cash used in financing activities in 2013 included $755 million to repay outstanding debt , $75 million to repurchase our common stock, $12.1 million of debt issuance costs, $16.9 million to pay taxes resulting from cashless exercise of stock options, and $16.4 million in dividend payments. These cash uses were partially offset by proceeds of $700 million from new long-term debt (refinancing outstanding debt), $112.4 million net proceeds from the initial public offering, and $24.2 million proceeds from short-term borrowings. Cash used in financing activities during 2012 included $320 million of dividend payments and $2.2 million of debt issuance costs, partially offset by $235.7 million in proceeds received from the issuance of long-term debt and short-term borrowings.

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

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $25.9 million, $28.5 million and $27.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof each quarter by our Board. Refer to the table below for details regarding our dividends in 2014 and 2013:

Declaration Date	Record Date	Payment Date	Dividend per share
August 7, 2013	August 19, 2013	September 6, 2013	$0.10
November 6, 2013	November 18, 2013	December 6, 2013	0.10
February 12, 2014	February 25, 2014	March 14, 2014	0.10
May 7, 2014	May 19, 2014	June 6, 2014	0.10
August 6, 2014	August 18, 2014	September 5, 2014	0.10
November 5, 2014	November 17, 2014	December 5, 2014	0.10

Stock Repurchase

During the fourth quarter of 2014, the Company repurchased 1,201,194 shares of the Company’s common stock at a cost of $26.2 million. The Company funded such repurchase with cash on hand and borrowings to the existing revolving credit facility.

On December 13, 2013, we repurchased 3,690,036 shares of our common stock from the underwriters in connection with a secondary public offering. We funded the share repurchase with approximately $25.0 million in cash on hand and $50.0 million of borrowings under our revolving credit facility.

Financial Obligations

Refinancing

On April 17, 2013, EVERTEC Group entered into the 2013 Credit Agreement governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the Term A Loan) that matures on April 17, 2018; a $400.0 million term loan B facility (the “Term B Loan”) that matures on April 17, 2020 and a $100.0 million revolving credit facility that matures on April 17, 2018. EVERTEC Group used the net proceeds it received from the 2013 Credit Agreement, together with other cash available to refinance EVERTEC Group’s previous senior secured credit facilities and redeem a portion of the senior notes, as further explained below, among other things.

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

Senior Secured Credit Facilities

Term A Loan

As of December 31, 2014, the outstanding principal amount of the Term A Loan was $277.5 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR rate plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of December 31, 2014, the outstanding principal amount of the Term B Loan was $394.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has a balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of December 31, 2014, the outstanding balance of the revolving credit facility was $23.0 million.

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

Other Short-Term Borrowing

In August 2013, we entered into a financing agreement in the ordinary course of business to purchase certain hardware, software and maintenance and related services in the amount of $1.8 million to be repaid in three installments over a term of eight months. As of December 31, 2014, this other short-term borrowing had been fully repaid.

Note payable

In December 2014, EVERTEC entered into a non-interest bearing $4.6 million financing agreement to purchase software. The note will be repaid over a 36-month term in twelve quarterly installments. Prepayment penalties apply. As of December 31, 2014 the outstanding principal balance of this note payable is $4.6 million. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of December 31, 2014, the senior secured leverage ratio was 3.63 to 1.00.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

Year ended December 31, 2014
(Dollar amounts in thousands, except per share data)
Net Income	$67,532
Income tax expense	7,578
Interest expense, net	25,753
Depreciation and amortization	65,988

EBITDA	166,851

Software maintenance reimbursement and other costs (1)	2,248
Equity income (2)	(815)
Compensation and benefits (3)	6,152
Transaction, refinancing and other non-recurring fees (4)	7,930
Purchase accounting (5)	446

Adjusted EBITDA	182,812

Operating depreciation and amortization (6)	(29,518)
Cash interest expense (7)	(22,351)
Cash income taxes (8)	(976)

Adjusted Net Income	$129,967

Adjusted Net Income per common share:
Basic	$1.66
Diluted	$1.65
Shares used in computing Adjusted Net Income per common share:
Basic	78,337,152
Diluted	78,891,139

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
(3)	Primarily represents non-cash equity based compensation expense.
(4)	Represents fees and expenses associated with non-recurring fees and corporate transactions, including the withdrawn senior secured notes offering in the second quarter of 2014.
(5)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(6)	Represents operating depreciation and amortization expense which excludes amortization generated as a result of the Merger.
(7)	Represents interest expense, less interest income, as they appear on our consolidated statement of income (loss) and comprehensive income (loss), adjusted to exclude non-cash amortization of the debt issuance costs, premium and accretion of discount and other adjustment related to interest expense.
(8)	Represents cash taxes paid.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2014 are as follows:

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$765,997	$40,262	$93,737	$254,073	$377,925
Operating leases (2)	24,040	4,725	9,052	10,263	—
Short-term borrowings (3)	23,437	23,437	—	—	—
Other long-term liabilities	5,751	1,779	3,861	111	—

Total	$819,225	$70,203	$106,650	$264,447	$377,925

(1)	Long-term debt includes the payments of cash interest (based on interest rates as of December 31, 2014 for variable rate debt) and aggregate principal amount of the senior secured term loan facilities, as well as commitments fees related to the unused portion of our senior secured revolving credit facility, as required under the terms of the long-term debt agreements.
(2)	Includes certain facilities and equipment under operating leases. See Note 20 of the Notes to Audited Consolidated Financial Statements for additional information regarding operating lease obligations.
(3)	Excludes the payments of cash interest related to the outstanding portion of the senior secured revolving credit facility as of December 31, 2014.

Off Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. As of December 31, 2014, we had an outstanding letter of credit of $1.0 million with a maturity of less than three months. Also, as of December 31, 2014 we had an off balance sheet item of $10.8 million related to the unused amount of windfall that is available to offset future taxable income.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2014, under the senior secured credit facilities would increase our annual interest expense by approximately $6.7 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

See Note 11 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information related to the senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income (loss) in the audited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income (loss) and comprehensive income (loss). At December 31, 2014, the Company had $6.5 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss) compared to a favorable foreign currency translation adjustment of $0.4 million at December 31, 2013.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firm report, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

Selected Quarterly Financial Data

The following tables present our selected financial data for each of the quarters in 2014 and 2013.

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$87,433	$91,333	$88,879	$93,484
Operating costs and expenses	62,544	65,904	62,419	72,914

Income from operations	24,889	25,429	26,460	20,570
Non-operating expenses	(4,522)	(5,694)	(6,287)	(5,735)

Income before income taxes	20,367	19,735	20,173	14,835
Income tax expense	2,161	1,962	1,082	2,373

Net income	$18,206	$17,773	$19,091	$12,462

Net income per common share—basic	$0.23	$0.23	$0.24	$0.16

Net income per common share—diluted	$0.23	$0.22	$0.24	$0.16

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$87,539	$89,362	$87,614	$93,502
Operating costs and expenses	67,140	72,424	65,750	66,942

Income from operations	20,399	16,938	21,864	26,560
Non-operating expenses	(14,876)	(86,885)	(5,703)	(4,908)

Income (loss) before income taxes	5,523	(69,947)	16,161	21,652
Income tax expense (benefit)	51	(5,012)	1,358	1,613

Net income (loss)	$5,472	$(64,935)	$14,803	$20,039

Net income (loss) per common share—basic	$0.08	$(0.82)	$0.18	$0.25

Net income (loss) per common share—diluted	$0.07	$(0.82)	$0.18	$0.24

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the

Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, the Company’s disclosure controls and procedures are not effective because of the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by the Company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that a material weakness in internal control over financial reporting exists because the segregation of duties within the accounting system was inadequate for multiple individuals within the Company, including members of executive management. Specifically, certain individuals have access to prepare and post journal entries across substantially all key accounts of the Company without an independent review performed by someone other than the preparer.

While the control deficiency did not result in any financial statement adjustments during the year ended December 31, 2014, it could result in misstatements to accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.

Remediation Plan

Our management has performed a review of the prepare and post activity for the year ended December 31, 2014, concluding that none of the individuals with prepare and post capabilities created and posted journal entries. In addition, with the oversight of senior management and the audit committee, we have begun taking steps to remediate the underlying cause of the material weakness and improve the design of controls, including the following:

•	Performing a detailed assessment of the accounting system settings and configurations to restrict access to functions within the system;

•	Reviewing access of individuals within the accounting system to determine that their access is commensurate with their job responsibilities; and

•	Designing detective controls to review and approve journal entry activity that is conducted by certain individuals and/or using certain access rights that may bypass intended systematically enforced approvals.

We have completed or are in the process of implementing the aforementioned enhancements and believe that such actions will remediate the material weakness in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2014 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 10 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2014 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 10 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2014 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

The information required by this Item 10 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2014 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 10 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2014 fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Notes to Audited Consolidated Financial Statements

•	Schedule I—Parent Company Only Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are inapplicable not required or the information has been disclosed elsewhere in the financial statements or notes thereto.

(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisitions, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File No. 001-34084)

2.2	Amendment to the Agreement and Plan of Merger, dated August 5, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.2 of Registration Statement on Form S-4 of EVERTEC Group, LLC, filed on April 14, 2011, File No. 333-173504)

2.3	Second Amendment to the Agreement and Plan of Merger, dated August 8, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on August 12, 2010, File No. 001-34084)

2.4	Third Amendment to the Agreement and Plan of Merger, dated September 15, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on September 21, 2010, File No. 001-34084)

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated September 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

2.6	Letter Agreement re: amendment to Merger Agreement, dated as of July 31, 2013, by and among Popular, Inc., EVERTEC Group, LLC (on behalf of itself and as successor in interest to Carib Acquisition, Inc.) and AP Carib Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on August 6, 2013, File No. 001-35872)

3.1	Amended and Restated Certificate of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

3.2	Amended and Restated Bylaws of EVERTEC, Inc. (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

4.1	Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.9 of EVERTEC, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1 filed on March 28, 2013, File No. 333-186487)

4.2	Stockholder Agreement, dated April 17, 2012, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K filed on April 23, 2012, File No. 001-34084)

Exhibit No.	Description

4.3	First Amendment to the Stockholder Agreement, dated March 27, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.10 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

4.4	Second Amendment to the Stockholder Agreement, dated June 30, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2013, File No. 001-35872)

4.5	Third Amendment to the Stockholder Agreement, dated November 13, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.5 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 17, 2014, File No. 001-35872)

10.1	Credit Agreement, dated April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent swingline lender and L/C issuer, J.P. Morgan Securities LLC and Goldman Sachs Bank USA, as joint lead arrangers, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint bookrunners, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-syndication agents, and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.2	Amendment No. 1, dated as of May 14, 2013, to the Credit Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2013, File No. 001-35872)

10.3	Guarantee Agreement, dated as of April 17, 2013, by and among EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.4	Collateral Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC and each subsidiary of EVERTEC Group, LLC identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.5++	Amended and Restated Master Service Agreement, dated as of September 30, 2010, by and among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.6	Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

10.7	Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4 of EVERTEC Group, LLC, filed on April 14, 2011, File No. 333-173504)

Exhibit No.	Description

10.8	IP Purchase and Sale Agreement, dated June 30, 2010, by and between Popular, Inc. (and Affiliates and Subsidiaries) and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File. No. 001-34084)

10.9+	EVERTEC, Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K of EVERTEC Group, LLC, filed on April 18, 2012, File No. 333-173504)

10.10+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Juan Jose Román-Jimenez (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.11+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Carlos J. Ramírez (incorporated by reference to Exhibit 10.7 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.12+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.9 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.13+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.10 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.14	Tax Payment Agreement, dated as of April 17, 2012, by and among EVERTEC, Inc., EVERTEC Intermediate Holdings, LLC and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K of EVERTEC Group, LLC, filed on April 18, 2012, File No. 333-173504)

10.15	Stock Contribution and Exchange Agreement, dated as of April 17, 2012, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC, Inc., and the holders shares of common stock of EVERTEC Intermediate Holdings, LLC (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.16+	Stock Option Agreement, dated as of August 1, 2012, by and between EVERTEC, Inc. and Philip E. Steurer (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on August 14, 2012, File No. 333-173504)

10.17++	Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.18++	ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)[1]

10.19	Virgin Islands Services Agreement, dated as of September 15, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

Exhibit No.	Description

10.20	Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.21	First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.22	Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.23	Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.24+	EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.25	Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.26+	Stock Option Agreement, dated as of November 6, 2013 by and between EVERTEC, Inc. and Eduardo Franco de Camargo (incorporated by reference to Exhibit 10.60 of EVERTEC, Inc.’s Annual Report on Form 10-K/A filed on March 20, 2014, File No. 001-35872)

10.27+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Carlos J. Ramírez (incorporated by reference to Exhibit 10.61 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

10.28+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Eduardo Franco de Camargo (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

10.29+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Juan J. Román Jiménez (incorporated by reference to Exhibit 10.63 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

10.30+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.64 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

10.31+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Peter Harrington (incorporated by reference to Exhibit 10.65 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

10.32+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Phil Steurer (incorporated by reference to Exhibit 10.66 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

Exhibit No.	Description

10.33+	Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.67 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2014, File No. 001-35872)

10.34+	Employment Agreement, dated as of October 13, 2014, by and between EVERTEC Group, LLC and Alan I. Cohen (incorporated by reference to Exhibit 10.68 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2014, File No. 001-35872)

10.35+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated October 15, 2014, by and between EVERTEC, Inc. and Alan I. Cohen (incorporated by reference to Exhibit 10.69 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2014, File No. 001-35872)

10.36*+	Separation Agreement and General Release, dated as of November 20, 2014, by and between EVERTEC Group, LLC and Peter Harrington

10.37*+	Amended and Restated Employment Agreement, dated as of December 17, 2014, by and between EVERTEC Group, LLC, and Morgan M. Schuessler, Jr.

10.38*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of December 17, 2014, by and between EVERTEC, Inc. and Thomas W. Swidarski

10.39*+	Agreement, dated as of December 17, 2104, by and between EVERTEC, Inc. and Frank G. D’Angelo, relating to terms of appointment as Interim CEO

10.40*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of January 1, 2015, by and between EVERTEC, Inc. and Frank G. D’Angelo

21.1*	Subsidiaries of EVERTEC, Inc.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accountants

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**†	Instance document

101.SCH XBRL**†	Taxonomy Extension Schema

101.CAL XBRL**†	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**†	Taxonomy Extension Definition Linkbase

101.LAB XBRL**†	Taxonomy Extension Label Linkbase

101.PRE XBRL**†	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
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
+	This exhibit is a management contract or a compensatory plan or arrangement.
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC, Inc.

Date: March 2, 2015	By:	/s/ Frank G. D’Angelo
Frank G. D’Angelo
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frank G. D’Angelo	Interim Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	March 2, 2015
Frank G. D’Angelo

/s/ Juan J. Román	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
Juan J. Román

/s/ Teresita Loubriel	Director	March 2, 2015
Teresita Loubriel

/s/ Alan H. Schumacher	Director	March 2, 2015
Alan H. Schumacher

/s/ Thomas W. Swidarski	Director	March 2, 2015
Thomas W. Swidarski

/s/ Jorge A. Junquera	Director	March 2, 2015
Jorge A. Junquera

/s/ Nestor O. Rivera	Director	March 2, 2015
Nestor O. Rivera

/s/ Olga M. Botero	Director	March 2, 2015
Olga M. Botero

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EVERTEC, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of EVERTEC, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to inadequate segregation of duties within the accounting system for multiple individuals, including members of executive management, who had access to prepare and post journal entries across all key accounts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP (signed)

San Juan, PR

March 2, 2015

License No. LLP-216 Expires December 1, 2016

Stamp No. E139753 of the Puerto Rico Society of Certified Public Accountants was affixed to the record copy of this report.

EVERTEC, Inc. Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current Assets:
Cash	$32,114	$22,485
Restricted cash	5,718	5,433
Accounts receivable, net	75,810	68,434
Deferred tax asset	399	2,537
Prepaid expenses and other assets	20,565	19,482

Total current assets	134,606	118,371
Investment in equity investee	11,756	10,639
Property and equipment, net	29,535	33,240
Goodwill	368,837	373,119
Other intangible assets, net	334,584	367,780
Other long-term assets	10,917	18,162

Total assets	$890,235	$921,311

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$26,052	$26,571
Accounts payable	22,879	20,588
Unearned income	9,825	5,595
Income tax payable	1,956	259
Current portion of long-term debt	19,000	19,000
Short-term borrowings	23,000	51,200
Deferred tax liability, net	1,799	543

Total current liabilities	104,511	123,756
Long-term debt	647,579	665,680
Long-term deferred tax liability, net	15,674	20,212
Other long-term liabilities	2,898	333

Total liabilities	$770,662	809,981

Commitments and contingencies (Note 20)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 77,893,144 shares issued and outstanding at December 31, 2014 (December 31, 2013 - 78,286,465)	779	783
Additional paid-in capital	59,740	80,718
Accumulated earnings	65,576	29,403
Accumulated other comprehensive (loss) income, net of tax	(6,522)	426

Total stockholders’ equity	119,573	111,330

Total liabilities and stockholders’ equity	$890,235	$921,311

The accompanying notes are an integral part of these audited financial statements.

EVERTEC, Inc. Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012
Revenues
Merchant Acquiring, net	$79,136	$73,616	$69,591
Payment Processing (from affiliates: $27,094 $26,747 and $26,073)	105,423	100,104	95,607
Business Solutions (from affiliates: $134,512, $137,560 and $125,635)	176,570	184,297	177,292

Total revenues	361,129	358,017	342,490

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	156,517	163,080	159,666
Selling, general and administrative expenses	41,276	38,810	31,686
Depreciation and amortization	65,988	70,366	71,492

Total operating costs and expenses	263,781	272,256	262,844

Income from operations	97,348	85,761	79,646

Non-operating (expenses) income
Interest income	328	236	320
Interest expense	(26,081)	(37,861)	(54,331)
Earnings of equity method investment	1,140	935	564
Other income (expenses):
Loss on extinguishment of debt	—	(58,464)	—
Termination of consulting agreements	—	(16,718)	—
Other income (expenses)	2,375	(500)	(8,491)

Total other income (expenses)	2,375	(75,682)	(8,491)

Total non-operating expenses	(22,238)	(112,372)	(61,938)

Income (loss) before income taxes	75,110	(26,611)	17,708
Income tax expense (benefit)	7,578	(1,990)	(59,658)

Net income (loss)	67,532	(24,621)	77,366

Other comprehensive (loss) income, net of tax of $4, $59 and $13
Foreign currency translation adjustments	(6,948)	1,268	476

Total comprehensive income (loss)	$60,584	$(23,353)	$77,842

Net income (loss) per common share—basic	$0.86	$(0.31)	$1.06

Net income (loss) per common share—diluted	$0.86	$(0.31)	$1.01

The accompanying notes are an integral part of these audited financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2011	72,754,448	$726	$363,130	$3,638	$(1,318)	$366,176
Issuance of common stock	91,696	2	448			450
Share-based compensation recognized			1,204			1,204
Dividends (1)			(312,627)	(10,590)		(323,217)
Net income				77,366		77,366
Other comprehensive loss					476	476

Balance at December 31, 2012	72,846,144	$728	$52,155	$70,414	$(842)	$122,455

Issuance of common stock upon initial public offering, net of offering costs	6,250,000	63	112,369			112,432
Share-based compensation recognized			6,179			6,179
Tax windfall benefit on exercises of stock options and vesting of restricted stocks			1,829			1,829
Stock options exercised, net of cashless exercise	2,880,357	29	(16,851)			(16,822)
Repurchase of common stock	(3,690,036)	(37)	(74,963)			(75,000)
Net loss				(24,621)		(24,621)
Cash dividends paid on common stock				(16,390)		(16,390)
Other comprehensive income					1,268	1,268

Balance at December 31, 2013	78,286,465	$783	$80,718	$29,403	$426	$111,330

Share-based compensation recognized			4,587			4,587
Tax windfall benefit on exercises of stock options and vesting of restricted stocks			3,669			3,669
Stock options exercised, net of cashless exercise	799,885	8.00	(1,440)			(1,432)
Restricted stock units delivered	7,988	—	(26)			(26)
Repurchase of common stock	(1,201,194)	(12.00)	(26,185)			(26,197)
Net income				67,532		67,532
Dividend (2)			21			21
Cash dividends paid on common stock				(31,359)		(31,359)
Cash settlement of stock options			(1,604)			(1,604)
Other comprehensive loss					(6,948)	(6,948)

Balance at December 31, 2014	77,893,144	$779	$59,740	$65,576	$(6,522)	$119,573

(1)	Includes an equitable adjustment to holders of outstanding stock options in consideration to dividends declared on December 18, 2012 amounting to approximately $3.6 million.
(2)	Related to dividend declared in 2012 and accrued upon vesting of stock options. Such options were forfeited during 2014.

The accompanying notes are an integral part of these audited financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$67,532	$(24,621)	$77,366
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,988	70,366	71,492
Amortization of debt issue costs and premium and accretion of discount	3,094	3,905	5,091
Write-off of debt issue costs, premium and discount accounted as loss on extinguishment of debt	—	16,555	—
Provision for doubtful accounts and sundry losses	1,360	673	1,645
Deferred tax benefit	(1,713)	(5,702)	(66,568)
Share-based compensation	4,587	6,179	1,204
Unrealized loss (gain) of indemnification assets	446	383	(966)
Amortization of a contract liability	—	—	(703)
Loss on disposition of property and equipment and other intangibles	734	538	1,671
Earnings of equity method investment	(1,140)	(935)	(564)
Dividend received from equity method investment	326	984	1,630
Premium on issuance of long-term debt	—	—	2,000
(Increase) decrease in assets:
Accounts receivable, net	(6,608)	9,243	(15,966)
Prepaid expenses and other assets	(1,067)	1,685	2,257
Other long-term assets	3,365	(1,381)	(3,567)
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(2,883)	(16,734)	6,800
Income tax payable	1,697	(2,700)	(424)
Unearned income	4,230	4,429	266

Total adjustments	72,416	87,488	5,298

Net cash provided by operating activities	139,948	62,867	82,664

Cash flows from investing activities
Net (increase) decrease in restricted cash	(285)	(494)	349
Intangible assets acquired	(15,046)	(16,980)	(10,896)
Property and equipment acquired	(10,898)	(11,486)	(16,613)
Proceeds from sales of property and equipment	59	16	118

Net cash used in investing activities	(26,170)	(28,944)	(27,042)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs of $12,567	—	112,432	—
Proceeds from issuance of long-term debt	—	700,000	208,725
Debt issuance costs	—	(12,077)	(2,174)
Net (decrease) increase in short-term borrowings	(27,000)	36,000	14,000
Proceeds from new short-term borrowing for purchase of equipment	—	1,800	12,995
Repayments of short-term borrowing for purchase of equipment	(1,200)	(13,596)	—
Dividends paid	(31,359)	(16,390)	(319,959)
Statutory minimum withholding taxes paid on cashless exercises of stock options	(2,001)	(16,851)	—
Tax windfall benefits on exercises of stock options and vesting of restricted stocks	3,669	1,829	—
Issuance of common stock	543	29	450
Repurchase of common stock	(26,197)	(75,000)	—
Settlement of stock options	(1,604)	—	—
Repayment and repurchase of long-term debt	(19,000)	(755,024)	—
Repayment of other financing agreement	—	(224)	(225)

Net cash used in financing activities	(104,149)	(37,072)	(86,188)

Net increase (decrease) in cash	9,629	(3,149)	(30,566)
Cash at beginning of the period	22,485	25,634	56,200

Cash at end of the period	$32,114	$22,485	$25,634

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,280	$41,340	$45,703
Cash paid for income taxes	976	2,340	2,837
Supplemental disclosure of non-cash activities:
Liability related to unvested portion of stock options as a result of equitable adjustment (Note 14)	$—	$—	$3,151
Payable due to vendor related to property and equipment and software acquired	6,115	3,006	—

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

Basis of Presentation

The consolidated financial statements of EVERTEC have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying consolidated financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the consolidated financial statements and related notes to conform with the presentation in 2014.

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 605 Revenue Recognition; ASC 605-25, Revenue Recognition-Multiple Element Arrangements; and; ASC 985, Software, which provide guidance on the recognition, presentation, and disclosure of revenue in financial statements.

The Company recognizes revenue when the following four criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery and acceptance has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collection is reasonably assured. For multiple deliverable arrangements, EVERTEC evaluates each arrangement to determine if the elements or deliverables within the arrangement represent separate units of accounting pursuant to ASC 605-25. If the deliverables are determined to be separate units of accounting, revenues are recognized as these are delivered and revenue recognition criteria are met. If the deliverables are not determined to be separate units of accounting, revenues for the delivered services are combined into one unit of accounting and recognized (i) over the life of the arrangement if all services are consistently delivered over such term, or if otherwise, (ii) at the time that all services and deliverables have been delivered. The selling price for each deliverable is based on vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or management best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. EVERTEC establishes VSOE of selling price using the price charged when the same element is sold separately. EVERTEC bifurcates or allocates the arrangement consideration to each of the deliverables based on the relative selling price of each unit of accounting.

The Company has two main categories of revenues according to the type of transactions EVERTEC enters into with the Company’s customers: (a) transaction-based fees and (b) fixed fees and time and material.

Transaction-based fees

The Company provides services that generate transaction-based fees. Typically transaction-based fees depend on factors such as number of accounts or transactions processed. These factors typically consist of a fee per transaction or item processed, a percentage of dollar volume processed or a fee per account on file, or some combination thereof. Revenue derived from the transaction-based fee contracts are recognized when the underlying transaction is processed, which constitutes delivery of service.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Revenues from business contracts in the Company’s Merchant Acquiring segment are primarily comprised of discount fees charged to the merchants based on the sales amount of transactions processed. Revenues include a discount fee and membership fees charged to merchants and debit network fees as well as point-of-sale (“POS”) rental fees. Pursuant to the guidance from ASC 605-45-45, Revenue Recognition—Principal Agent Considerations, EVERTEC records Merchant Acquiring revenues net of interchange and assessments charged by the credit and debit card network associations and recognizes such revenues at the time of the sale (when a transaction is processed).

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

Transaction-based fees within EVERTEC’s Business Solutions segment consist of revenues from business process management solutions including core bank processing, business process outsourcing, item and cash processing, and fulfillment. Transaction-based fee revenues generated by the Company’s core bank processing services are derived from fees based on various factors such as the number of accounts on file (e.g. savings or checking accounts, loans, etc.), and the number of transactions processed or registered users (e.g. for online banking services). For services dependent on the number of transactions processed, revenues are recognized as the underlying transactions are processed. For services dependent on the number of users or accounts on file, revenues are recognized on a monthly basis based on the number of accounts on file each month. Item and cash processing revenues are based upon the number of items (e.g. checks) processed and revenues are recognized when the underlying item is processed. Fulfillment services include technical and operational resources for producing and distributing variable print documents such as statements, bills, checks and benefits summaries. Fulfillment revenues are based upon the number pages for printing services and the number of envelopes processed for mailing services. Revenues are recognized as services are delivered based on a fee per page printed or envelope mailed, as applicable.

Fixed fees and time and material

The Company also provides services that generate a fixed fee per month or fees based on time and expenses incurred. These services are mostly provided in EVERTEC’s Business Solutions segment. Revenues are generated from EVERTEC’s core bank solutions, network hosting and management and IT consulting services.

In core bank solutions, the Company mostly provides access to applications and services such as back-up or recovery, hosting and maintenance that enable a bank to operate the related hosted services accessing the Company’s IT infrastructure. These contracts generally contain multiple elements or deliverables which are evaluated by EVERTEC and revenues are recognized according to the applicable guidance. Revenue is derived from fixed fees charged for the use of hosted services and are recognized on a monthly basis as delivered. Set-up fees are billed to the customer when the service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship, whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service to be provided under the contract.

In network hosting and management, EVERTEC provides hosting services for network infrastructure at EVETEC’s facilities; automated monitoring services; maintenance of call centers; interactive voice response

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

IT consulting services revenue primarily consists of time billings based upon the number of hours dedicated to each client. Revenue from time billings are recognized as services are delivered.

EVERTEC also charges members of the ATH network an annual membership fee; however, these fees are deferred and recognized as revenues on a straight-line basis over the year and recorded in the Company’s Payment Processing segment. In addition, occasionally EVERTEC is a reseller of hardware and software products and revenues from these resale transactions are recognized when such product is delivered and accepted by the client.

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

Investment in Equity Investee

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net income or losses as they occur. The Company’s share of investee earnings or losses is recorded, net of taxes, within earnings in equity method investment caption in the consolidated statements of income (loss) and comprehensive income (loss). The Company’s consolidated revenues include fees for services provided to an investee accounted under the equity method. Additionally, the Company’s interest in the net asset of its equity method investee is reflected in the consolidated balance sheets. On the acquisition of the investment any difference between the cost of the investment and the amount of the underlying equity in net assets of an investee is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered to be goodwill.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Capitalization of Software

EVERTEC Group develops software that is used in providing processing services to customers. Capitalized software includes purchased software and internally-developed software and is recognized as software packages within the other intangible assets line item in the consolidated balance sheets. Capitalization of internally developed software occurs only after the preliminary project stage is complete and management authorizes and commits to a software project and it is probable that the project will be completed. Tasks that are generally capitalized are as follows: (a) system design of a chosen path including software configuration and software interfaces; (b) employee costs directly associated with the internal-use computer software project; (c) software development (coding) and software and system testing and verification; (d) system installation; and (e) enhancements that add function and are considered permanent. These tasks are capitalized and amortized using the straight line method over its estimated useful life, which range from three to ten years and is included in depreciation and amortization in the consolidated statements of income (loss) and comprehensive income (loss).

Software and Maintenance Contracts

Software and maintenance contracts are recorded at cost. Amortization of software and maintenance contracts is computed using the straight-line method and expensed over their estimated useful lives which range from one to five years and are recognized in cost of revenues in the consolidated statements of income (loss) and comprehensive income (loss).

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

For 2014, the Company used a “qualitative assessment” option or “step zero” for the goodwill impairment test for all of its reporting units. With this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If the answer is no, then the fair value of the reporting unit does not need to be measured, and step one and step two, as explained below, are bypassed. In

EVERTEC, Inc. Notes to Consolidated Financial Statements

assessing the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, the Company uses a combination of factors such as industry and market conditions, overall financial performance and the entity and reporting unit specific events.

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

For the years ended December 31, 2014, 2013 and 2012, no impairment losses associated with goodwill were recognized.

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

Indemnification Assets

Indemnification assets represent the Company’s estimates of payments from Popular related to expected losses on services provided to certain common customers of the Company and Popular, and for certain incremental software and license costs expected to be incurred by the Company (see Note 19) during the five years following the Merger date. Indemnification assets are recorded at the fair value of the expected cash flows. The indemnification asset decreases by the payments received from Popular and is subsequently adjusted to reflect the asset at fair value. The fair value adjustment, if any, is included in current period earnings. As of December 31, 2014 and 2013, the Company’s indemnification related to the software amounted to $1.4 million and $3.6 million, respectively. The current portion of the indemnification assets is included within accounts receivable, net and the other long-term portion is included within other long-term assets in the accompanying consolidated balance sheets. During 2012, the agreement for reimbursement of expected costs with Popular expired. Therefore, no fair value was recorded as of December 31, 2014, 2013 or 2012. For the year ended December 31, 2012, the Company recorded a gain amounting to $1.0 million. The Company recorded a $0.4 million loss in 2014, a $0.4 million loss for 2013, and a gain of $33,000 for 2012, related to the software.

Income Tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The

EVERTEC, Inc. Notes to Consolidated Financial Statements

effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income (loss) and comprehensive income (loss) in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using weighted average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive income (loss). Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change.

Share-based Compensation

The Company estimates the fair value of stock-based awards, on a contemporaneous basis, at the date they are granted using the Black-Scholes-Merton option pricing model for Tranche A options and the Monte Carlo simulation analysis for Tranche B and Tranche C options using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in the

EVERTEC, Inc. Notes to Consolidated Financial Statements

Company’s industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date. The expected term for stock options granted under the 2010 Plan was based on the vesting time of the options. For the stock options granted under the 2013 Plan, the simplified method was used to estimate the expected term, given that the Company does not have appropriate exercise data on which to base the estimate nor is exercise data relating to employees of comparable companies easily obtainable.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

In November 2014, the FASB issued updated guidance relating to pushdown accounting for business combinations. The amendments in this Update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. The amendments in this Update are effective on November 18, 2014. For the year ended December 31, 2014, the adoption of this guidance did not have an impact on the consolidated financial statements.

In January 2015, the FASB issued updated guidance eliminating from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary. This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. This Update will align more closely GAAP income statement presentation guidance with IAS 1, Presentation of Financial Statements, which prohibits the presentation and disclosure of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact, if any, of the adoption of this guidance on its financial statements.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 3—Cash

At December 31, 2014 and 2013, the Company’s cash amounted to $32.1 million and $22.5 million, respectively, which is deposited in interest bearing deposit accounts within financial institutions. Cash deposited in an affiliate financial institution amounted to $7.8 million and $8.5 million as of December 31, 2014 and 2013, respectively.

Note 4—Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
(Dollar amounts in thousands)	2014	2013
Trade	$53,503	$46,200
Due from affiliates, net	13,140	12,030
Settlement assets	9,868	11,157
Other	306	69
Less: allowance for doubtful accounts	(1,007)	(1,022)

Accounts receivable, net	$75,810	$68,434

The Company records settlement assets that result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing. The amounts are generally collected or paid the following business day.

Note 5—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(Dollar amounts in thousands)	2014	2013
Taxes other than income	$1,102	$859
Software licenses and maintenance contracts	7,028	6,570
Prepaid income taxes	3,726	5,278
Postage	709	1,675
Insurance	1,321	1,120
Deferred project costs	3,040	1,958
Other	3,639	2,022

Prepaid expenses and other assets	$20,565	$19,482

Note 6—Investment in Equity Investee

CONTADO is the largest merchant acquirer and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company preliminarily calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $0.3 million, $0.3 million and $0.4 million, respectively, was recorded as earnings of equity method investments in the consolidated statements of income (loss) and comprehensive income (loss). The

EVERTEC, Inc. Notes to Consolidated Financial Statements

Company recognized $1.1 million, $0.9 million and $0.6 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income (loss) and comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company received $0.3 million, $1.0 million and $1.6 million, respectively in dividends from CONTADO.

CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income (loss) and comprehensive income (loss) for the period subsequent to the acquisition date on a one month lag. No significant event occurred in these operations subsequent to November 30, 2014 that would have materially affected the Company’s reported results.

Note 7—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2014	2013
Buildings	30	$1,602	$1,726
Data processing equipment	3 - 5	77,588	68,273
Furniture and equipment	3 - 20	7,540	6,385
Leasehold improvements	5 - 10	2,964	2,880

		89,694	79,264
Less—accumulated depreciation and amortization		(61,580)	(47,555)

Depreciable assets, net		28,114	31,709
Land		1,421	1,531

Property and equipment, net		$29,535	$33,240

Depreciation and amortization expense related to property and equipment was $15.5 million, $16.2 million and $16.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 8—Goodwill

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 21):

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Total
Balance at December 31, 2011	$138,121	$186,470	$47,121	$371,712
Foreign currency translation adjustments	—	558	37	595

Balance at December 31, 2012	138,121	187,028	47,158	372,307
Foreign currency translation adjustments	—	594	218	812

Balance at December 31, 2013	138,121	187,622	47,376	373,119
Foreign currency translation adjustments	—	(3,394)	(888)	(4,282)

Balance at December 31, 2014	$138,121	$184,228	$46,488	$368,837

Goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment, using the qualitative assessment option or step zero process. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount.

EVERTEC, Inc. Notes to Consolidated Financial Statements

During the third quarter of 2014, the Company conducted a qualitative assessment of each reporting unit’s fair value as of August 31, 2014. As part of the Company’s qualitative assessment, EVERTEC considered the results for the Company’s 2011 impairment test (which indicated that the fair value of each reporting unit was in excess of 30% of its carrying amount) as well as current market conditions and changes in the carrying amount of the Company’s reporting units that occurred subsequent to the 2011 impairment test. Based on the results of this qualitative assessment, EVERTEC believes the fair value of goodwill for each of the Company’s reporting units continues to exceed their respective carrying amounts and concluded that it was not necessary to conduct the two-step goodwill impairment test. Accordingly, no impairment losses for the period were recognized.

Note 9—Other Intangible Assets

The carrying amount of other intangible assets consisted of the following:

		December 31, 2014
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$312,735	$(95,482)	$217,253
Trademark	10 - 15	39,950	(14,722)	25,228
Software packages	3 - 10	138,188	(86,605)	51,583
Non-compete agreement	15	56,539	(16,019)	40,520

Other intangible assets, net		$547,412	$(212,828)	$334,584

		December 31, 2013
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$314,036	$(73,180)	$240,856
Trademark	10 - 15	39,950	(11,258)	28,692
Software packages	3 - 10	119,598	(65,655)	53,943
Non-compete agreement	15	56,539	(12,250)	44,289

Other intangible assets, net		$530,123	$(162,343)	$367,780

Amortization expense related to intangibles was $50.5 million, $54.2 million and $55.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense related to software costs was $21.0 million, $24.5 million and $25.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated amortization expenses of balances outstanding at December 31, 2014 for the next five years are as follows:

(Dollar amounts in thousands)
2015	$48,083
2016	38,025
2017	34,879
2018	32,392
2019	31,593

Note 10—Other Long-Term Assets

As of December 31, 2014, other long-term assets included $9.3 million related to deferred debt-issuance costs and $1.6 million related to the long-term portion of certain software and maintenance contracts.

EVERTEC, Inc. Notes to Consolidated Financial Statements

As of December 31, 2013, other long-term assets included $11.5 million related to deferred debt-issuance costs, $1.7 million related to the long-term portion of certain indemnification asset (See Note 19) and $5.0 million related to the long-term portion of certain software and maintenance contracts.

Note 11—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(Dollar amounts in thousands)	2014	2013
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin (1)(3))	$277,239	$292,153
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin (2)(3))	389,340	392,527
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	23,000	50,000
Other short-term borrowing	—	1,200
Note Payable due on October 1, 2017 (3)	4,333	—

Total debt	$693,912	$735,880

(1)	Applicable margin of 2.50% at December 31, 2014 and 2013.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.75% at December 31, 2014 and 2013.
(3)	Includes unamortized discount.

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

As a result of the debt refinancing, EVERTEC Group’s previous senior secured credit facilities were evaluated under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Accordingly, a portion of the unamortized discount and debt issue costs amounting to $6.4 million and $5.9 million, respectively, were treated as a modification and is amortized over the term of the new debt using the interest method. The remaining unamortized discount and debt issue costs of $3.4 million and $3.0 million, respectively, were considered to be related to the portion of the debt that was extinguished and written-off.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Senior Secured Credit Facilities

Term A Loan

As of December 31, 2014, the outstanding principal amount of the Term A Loan was $277.5 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of December 31, 2014, the outstanding principal amount of the Term B Loan was $394.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio. As of December 31, 2014, the outstanding balance of the revolving credit facility was $23.0 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements

All loans may be prepaid without premium or penalty.

The senior secured credit facilities were evaluated under accounting guidance and accordingly, $7.2 million of debt issue costs were capitalized and are being amortized over the term of the new debt using the interest method and $4.9 million of debt issue costs were expensed and are presented in the Company’s financial statements as a loss on the extinguishment of debt.

The senior secured credit facilities contain various restrictive covenants. The Term A Loan and the revolving credit facility (subject to certain exceptions) require the Company to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits the Company’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts the Company’s ability to enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends or make certain payments to EVERTEC; and (c) places restrictions on the Company’s ability and the ability of the Company’s subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of the Company’s assets. As of December 31, 2014, the Company was in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

Other short-term borrowing

In August 2013, EVERTEC entered into a financing agreement in the ordinary course of business to purchase certain hardware, software, maintenance and related services in the amount of $1.8 million to be repaid in three installments over a term of eight months. As of December 31, 2014, this other short-term borrowing had been fully repaid.

Note payable

In December 2014, EVERTEC entered into a non-interest bearing $4.6 million financing agreement to purchase softwares. The note will be repaid over a 36-month term in twelve quarterly installments. Prepayment penalties apply. As of December 31, 2014 the outstanding principal balance of this note payable is $4.6 million. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The following table summarizes fair value measurements by level at December 31, 2014 and 2013, for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$1,428	$1,428

December 31, 2013
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$3,586	$3,586

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the merger transaction completed on September 30, 2010 (“the Merger”). Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of December 31, 2014 and 2013, therefore resulting in a net unrealized loss of $0.4 million in both periods, and a net unrealized gain of $1.0 million for the year ended December 31, 2012, which are reflected within the other expenses caption in the consolidated statements of income (loss) and comprehensive income (loss). The current portion of the indemnification assets is included within accounts receivable, net and the other long-term portion is included within other long-term assets in the accompanying consolidated balance sheets. See Note 19 for additional information regarding the expense reimbursement agreements.

The unobservable inputs related to the Company’s indemnification assets as of December 31, 2014 using the discounted cash flow model include the discount rate of 4.75% and the projected cash flows of $1.4 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements

For indemnification assets a significant increase or decrease in market rates and cash flows could result in a significant impact to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2014 and 2013:

	December 31,
	2014		2013
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Indemnification assets:
Software cost reimbursement	$1,428	$1,428	$3,586	$3,586

Financial liabilities:
Senior secured term loan A	$277,240	$266,400	$292,153	$284,091
Senior secured term loan B	389,340	385,462	392,527	387,055

The fair value of the new senior secured term loans at December 31, 2014 and 2013 was obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

(Dollar amounts in thousands)	Indemnification Assets
Balance—December 31, 2011	$7,464
Payments received	(2,331)
Unrealized loss recognized in other expenses	966

Balance—December 31, 2012	$6,099

Payments received	(2,130)
Unrealized gain recognized in other expenses	(383)

Balance—December 31, 2013	$3,586

Payments received	(1,712)
Unrealized loss recognized in other expenses	(446)

Balance—December 31, 2014	$1,428

There were no transfers in or out of Level 3 during the years ended December 31, 2014, 2013 and 2012.

Note 13—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2014 and 2013, the Company had 77,893,144 and 78,286,465 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2014, no shares of preferred stock have been issued.

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Stock Repurchase

During the fourth quarter of 2014, the Company repurchased 1,201,194 shares of the Company’s common stock at a cost of $26.2 million. The Company funded such repurchase with cash on hand and borrowings to the existing revolving credit facility.

On December 13, 2013, the Company repurchased 3,690,036 shares of its common stock. The Company funded the share repurchase with approximately $25.0 million in cash on hand and approximately $50.0 million of borrowings under its revolving credit facility.

Dividends

During 2013, the Company implemented a policy under which EVERTEC pays a regular quarterly dividend on the Company’s common stock, subject to the declaration thereof each quarter by the Company’s Board of Directors. The Company’s dividend activity in 2014 and 2013 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
August 7, 2013	August 19, 2013	September 6, 2013	$0.10
November 6, 2013	November 18, 2013	December 6, 2013	0.10
February 12, 2014	February 25, 2014	March 14, 2014	0.10
May 7, 2014	May 19, 2014	June 6, 2014	0.10
August 6, 2014	August 18, 2014	September 5, 2014	0.10
November 5, 2014	November 17, 2014	December 5, 2014	0.10

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

The following table summarizes the stock options activity for the years ended December 31, 2014, 2013 and 2012:

	Shares	Weighted-average exercise prices (1)
Outstanding at December 31, 2011	5,388,548	$1.30
Granted (2)	1,020,000	4.95
Forfeitures	(1,230,966)	1.30

Outstanding at December 31, 2012	5,177,582	$2.06
Granted	150,000	23.36
Exercised (3)	(4,042,046)	1.99

Outstanding at December 31, 2013	1,285,536	$4.77
Granted	100,000	24.01
Forfeitures	(31,164)	1.30
Exercised (3)	(945,040)	1.96
Repurchased	(93,332)	4.83

Outstanding at December 31, 2014	316,000	$19.56

Exercisable at December 31, 2014	50,000	$23.36

(1)	Exercise price was retroactively adjusted to reflect the equitable adjustment of $3.71 per share as discussed below.
(2)	Includes 100,000 of stock options that were not granted under the Equity Incentive Plans, but are subject to certain terms of the 2010 Plan.
(3)	At December 31, 2014, the total intrinsic value of options exercised during the year amounted to $19.3 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements

In connection with the cash dividend declared on December 18, 2012, the Board of Directors of EVERTEC, Inc. approved an equitable adjustment to stock options previously granted as required by the 2010 Plan payable in form of a one-time cash bonus to holders of vested options for shares of common stock in the amount of $0.69 per share, which in the case of vested options was on December 21, 2012 and in the case of unvested options will be paid in the future as the options vest, subject to certain conditions. Accordingly, $2.8 million was recognized as other long-term liabilities related the accrual of the unvested portion of the stock options as of December 31, 2012. As of December 31, 2014 and 2013, the accrual of the unvested portion of stock options related to this equitable adjustment amounted to approximately $45,000 and $0.6 million, respectively.

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

The following table presents information about fully vested stock options for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014		2013		2012
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Vested stock options (1)(2)(3)	766,995	$3.75	3,757,099	$2.07	279,750	$1.30

(1)	At December 31, 2014, 2013 and 2012, the aggregate intrinsic value amounted to $14.0 million, $84.9 million and $1.6 million, respectively.
(2)	The weighted average contractual term of fully vested options is 6.06 years, 7.04 years and 7.85 years as of December 31, 2014, 2013 and 2012, respectively.
(3)	The fair value of vested stock options at December 31, 2014, 2013 and 2012 amounted to $17.0 million, $92.7 million and $2.0 million, respectively.

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. The fair value of stock options granted during 2014, 2013 and 2012 was estimated using the Black-Scholes-Merton (“BSM”) option pricing model, with the following assumptions:

	Years ended December 31,
	2014	2013	2012
	Stock options granted under the 2013 Plan	Stock options granted under the 2013 Plan	Stock options granted under the 2010 Plan
Stock Price (1)	$24.01 per share	$23.36 per share	$5.19 per share
Risk-free rate	1.80%	1.68%	0.59%
Expected volatility	36.98%	36.56%	31.12%
Expected annual dividend yield	1.63%	1.71%	0.00%
Expected term	6 years	6 years	3.87 years

(1)	As discussed above, on May 9, 2012 an equitable adjustment to stock options was approved which caused a reduction of $3.71 per share of the exercise price of the outstanding options. Accordingly, the stock price presented above reflects this equitable adjustment for 2012.

The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date. The expected volatility is based on a combination of historical volatility and implied volatility from public trade

EVERTEC, Inc. Notes to Consolidated Financial Statements

companies in the Company’s industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date. The expected term for stock options granted under the 2010 Plan was based on the vesting time of the options. For the stock options granted under the 2013 Plan, the simplified method was used to estimate the expected term.

The following table summarizes the nonvested restricted shares activity for the years ended December 31, 2014, 2013 and 2012:

Nonvested restricted shares	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2011	126,116	$5.00
Granted	29,292	8.54
Vested	(39,988)	5.00

Nonvested at December 31, 2012	115,420	$5.90
Granted	9,133	24.64
Vested	(115,420)	5.90

Nonvested at December 31, 2013	9,133	$24.64
Granted	23,252	22.04
Vested	(9,133)	24.64

Nonvested at December 31, 2014	23,252	$22.04

During the third quarter of 2014, the Company granted to four of its directors and to an executive officer restricted stock units under the 2013 Plan.

Share-based compensation recognized was as follows:

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Share-based compensation recognized, net
Stock options	$4,305	$5,820	$595
Restricted shares	282	359	609

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

The share-based compensation expense related to the stock options amounting to $1.3 million is expected to be recognized over a weighted average period of 1.96 years.

The maximum unrecognized cost for restricted stock units was $0.4 million as of December 31, 2014. The cost is expected to be recognized over a weighted average period of 1.59 years.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 15—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2014, 2013 and 2012, the costs incurred under the plan amounted to approximately $0.6 million for each of all periods.

Note 16—Total Other Income (Expenses)

For the year ended December 31, 2014, other income (expenses) is primarily comprised of $2.6 million in foreign currency transaction gains and a $0.4 million in expenses related to adjustments made to software indemnification assets as a result of certain maintenance contract cancellations during the year.

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

EVERTEC Group, Holdings and EVERTEC, Inc. entered into a Tax Payment Agreement pursuant to which EVERTEC Group is obligated to make certain payments to Holdings or EVERTEC, Inc. for taxable periods or portions thereof occurring on or after April 17, 2012 (the “Effective Date”). Under the Tax Payment Agreement, EVERTEC Group will make payments with respect to any and all taxes (including estimated taxes) imposed under the laws of Puerto Rico, the United States of America and any other jurisdiction or any political (including municipal) subdivision or authority or agency in Puerto Rico, the United States of America or such other jurisdiction, that would have been imposed on EVERTEC Group if EVERTEC Group had been a corporation for tax purposes of that jurisdiction, together with all interest and penalties with respect thereto (“Taxes”), reduced by taking into account any applicable net operating losses or other tax attributes of Holdings or EVERTEC, Inc. that reduce Holdings’ or EVERTEC, Inc.’s taxes in such period. The Tax Payment Agreement provides that the payments thereunder shall not exceed the net amount of Taxes that Holdings and EVERTEC, Inc. actually owe to the appropriate taxing authority for a taxable period. Further, the Tax Payment Agreement provides that if Holdings or EVERTEC, Inc. receives a tax refund attributable to any taxable period or portion thereof occurring on or after the Effective Date, EVERTEC, Inc. shall be required to recalculate the payment for such period required to be made by EVERTEC Group to Holdings or EVERTEC, Inc. If the payment, as recalculated, is less than the amount of the payment EVERTEC Group already made to Holdings or EVERTEC, Inc. in respect of such period, Holdings or EVERTEC, Inc. shall promptly make a payment to EVERTEC Group in the amount of such difference.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The components of income tax benefit consisted of the following:

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Current tax provision	$9,291	$3,712	$6,910
Deferred tax benefit	(1,713)	(5,702)	(66,568)

Income tax expense (benefit)	$7,578	$(1,990)	$(59,658)

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

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax benefit includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the segregation of income tax benefit based on location of operations:

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Income (loss) before income tax provision (benefit)
Puerto Rico	61,395	(35,255)	9,941
United States	2,131	2,031	1,534
Foreign countries	11,584	6,613	6,233

Total income (loss) before income tax provision (benefit)	$75,110	$(26,611)	$17,708

Current tax provision (benefit)
Puerto Rico	$4,779	$913	$4,661
United States	(517)	753	622
Foreign countries	5,029	2,046	1,627

Total current tax provision	$9,291	$3,712	$6,910

Deferred tax benefit
Puerto Rico	$56	$(5,094)	$(65,822)
United States	(124)	(5)	(38)
Foreign countries	(1,645)	(603)	(708)

Total deferred tax benefit	$(1,713)	$(5,702)	$(66,568)

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

As of December 31, 2014, the Company has reported $22 million of unremitted earnings for foreign subsidiaries in the consolidated balance sheet. The Company had not recognized a deferred tax liability on undistributed

EVERTEC, Inc. Notes to Consolidated Financial Statements

earnings for the Company’s foreign subsidiaries, because these earnings are intended to be permanently reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions, therefore, EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

On October 19, 2012, EVERTEC Group was granted an additional tax exemption under the Tax Incentive Act No. 73 of 2008. Under this grant, EVERTEC Group will benefit from a preferential income tax rate on industrial development income, as well as from tax exemptions with respect to its municipal and property tax obligations for certain activities derived from its data processing operations in Puerto Rico. The grant has a term of 15 years effective as of January 1, 2012 with respect to income tax obligations and January 1, 2013 with respect to municipal and property tax obligations.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(Dollar amounts in thousands)	2014	2013
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$346	$330
Net operating loss	7,076	11,306
Other temporary assets	2,302	1,845

Total gross deferred tax assets	9,724	13,481

Deferred tax liabilities (“DTL”)
Deferred compensation	$1,145	$993
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase	24,735	28,849
Debt issue cost	1,232	1,680
Other temporary liabilities	(314)	177

Total gross deferred tax liabilities	26,798	31,699

Deferred tax liability, net	$(17,074)	$(18,218)

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. The Company incurred in NOLs during 2010 and 2013, which will expire in 2022 and in 2023, respectively. At December 31, 2014 the recorded value of the Company’s NOL carryforwards was $7.0 million. The recorded value of the Company’s NOL carryforwards is approximately $4.2 million lower than the total NOL carryforwards available to EVERTEC due to a windfall tax benefit. The windfall tax benefit is available to offset future taxable income and is considered an off-balance sheet item until the deduction reduces taxes payable. This windfall tax benefit results from tax deductions in excess of previously recorded compensation expense due to the difference in fair value of stock options at the time of the grant as compared to when they were exercised. The total gross NOL carryforwards available to EVERTEC, including the windfall tax benefit of $10.8 million, was $28.9 million as of December 31, 2014.

The Company recognizes in its financial statements the benefits of tax return positions if it is more likely than not to be sustained on audit based on its technical merits. On a quarterly basis, EVERTEC evaluates its tax positions and revises its estimates accordingly. There were no open uncertain tax positions as of December 31, 2014 or 2013 and accordingly the Company had no liability for unrecognized tax benefits.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The income tax expense (benefit) differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income (loss) before income taxes as a result of the following:

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Computed income tax at statutory rates	$29,293	$(10,378)	$5,313
Benefit of net tax-exempt interest income	—	(180)	(13)
Tax expense (benefit) due to a change in estimate	(916)	83	320
Adjustment to deferred taxes due to changes in enacted tax rate and tax grant	485	1,441	(66,423)
Effect of net disallowed operating losses in foreign entities	83	93	1,012
Differences in tax rates due to multiple jurisdictions	(942)	577	720
Effect of income subject to tax-exemption grant	(20,425)	7,164	(58)
Reversal of tax uncertainties reserve	—	(846)	(707)
Fair value adjustment of indemnification assets	—	—	340
Other	—	56	(162)

Income tax expense (benefit)	$7,578	$(1,990)	$(59,658)

There were no open uncertain tax positions as of December 31, 2014 or 2013.

Note 18—Net Income (Loss) Per Common Share

The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except per share data)	2014	2013	2012
Net income (loss)	$67,532	$(24,621)	$77,366

Weighted average common shares outstanding	78,337,152	78,914,310	72,687,622
Weighted average potential dilutive common shares (1)(2)	553,987	—	3,948,795

Weighted average common shares outstanding—assuming dilution	78,891,139	78,914,310	76,636,417

Net income (loss) per common share—basic	$0.86	$(0.31)	$1.06

Net income (loss) per common share—diluted	$0.86	$(0.31)	$1.01

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.
(2)	For the year ended December 31, 2013, 2,325,209 potential common shares consisting of common stock under the assumed exercise of stock options and restricted stock awards using the treasury stock method were not included in the computation of the diluted net income (loss) per share since their inclusion would have an antidilutive effect.

Refer to Note 13 for a detail of dividends declared and paid during 2014 and 2013.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 19—Related Party Transactions

The following table presents the Company’s transactions with related parties for each of the periods presented below:

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Total revenues (1)(2)	$164,142	$167,325	$155,112

Cost of revenues	$1,342	$8,290	$426

Rent and other fees (3)(4)	$7,928	$27,762	$11,319

Interest earned from and charged by affiliate
Interest income	$197	$130	$222

Interest expense (5)	$—	$2,471	$7,476

(1)	Total revenues from Popular as a percentage of revenues were 45%, 46% and 44% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $2.5 million, $3.0 million and $3.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(3)	Includes management fees to equity sponsors amounting to $3.5 million and $3.7 million for the years ended December 31, 2013 and 2012, respectively. Management fees paid during 2013 also includes $16.7 million resulting from the termination of the consulting agreements as explained below. Rent and other fees also include $5.9 million paid in connection with the redemption premium on the senior notes during the first half of 2013.
(4)	Includes $7.9 million, $11.1 million and $11.3 million recorded as selling, general and administrative expenses for each of the periods presented above, and $16.7 million recorded as non-operating expenses for the year ended December 31, 2013 in the audited consolidated statement of income (loss) and comprehensive income (loss).
(5)	Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular. As a result of the debt refinancing and the redemption of the senior notes in April 2013, Popular’s participation in such debt was extinguished. See Note 11 for additional information related to the extinguishment of this debt.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

At December 31, 2014 and 2013, the Company had the following balances arising from transactions with related parties:

	December 31,
(Dollar amounts in thousands)	2014	2013
Cash and restricted cash deposits in affiliated bank	$13,566	$13,933

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$1,428	$1,900

Other long-term assets	$—	$1,686

Other due/to from affiliate
Accounts receivable	$17,006	$18,799

Prepaid expenses and other assets	$1,141	$216

Accounts payable (2)	$5,260	$8,886

Unearned income	$8,154	$4,100

Other long-term liabilities (2)	$45	$333

(1)	Recorded in connection with reimbursement from Popular regarding certain software license fees.
(2)	Includes an account payable of $0.2 million for both December 31, 2014 and 2013 and a long-term liability of $45,000 and $0.3 million for December 31, 2014 and 2013, respectively, related to the unvested portion of stock options as a result of the equitable adjustment approved by the Company’s Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

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

The Company is entitled to receive reimbursements from Popular regarding certain software license fees if such amounts exceed certain amounts for a period of five years from the closing date of the Merger. As a result of this agreement, the Company recorded approximately $11.2 million as a software reimbursement asset at fair value as of the Merger date. At December 31, 2014 and 2013, the current portion of said asset of $1.4 million and $1.9 million, respectively, is included within the accounts receivable, net caption and the long-term portion of $1.7 million as of December 31, 2013, none in 2014, is included in the other long-term assets caption in the accompanying consolidated balance sheets. Gains and losses related to the asset are included within the other expenses caption in the accompanying consolidated statements of income (loss) and comprehensive income (loss). See Note 12 and 16.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

As of December 31, 2014, EVERTEC Group has a credit facility with Popular for $3.6 million, on behalf of EVERTEC CR, under which a letter of credit of a similar amount was issued.

Note 20—Commitments and Contingencies

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on such operating leases at December 31, 2014 are as follows:

(Dollar amounts in thousands)	Unrelated parties	Related party	Minimum future rentals
2015	$625	$4,100	$4,725
2016	356	4,226	4,582
2017	118	4,352	4,470
2018	—	4,483	4,483
2019 and thereafter	—	5,780	5,780

	$1,099	$22,941	$24,040

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for the years ended December 31, 2014 and 2013 amounted to $8.2 million and $7.7 million, respectively. Also, rent expense for telecommunications and other equipment for the years ended December 31, 2014 and 2013 amounted to $6.1 million and $7.0 million, respectively.

In the ordinary course of business, the Company may enter in commercial commitments. As of December 31, 2014, EVERTEC has an outstanding letter of credit of $1.0 million with a maturity of less than three months.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The Business Solutions segment consist of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fee and from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc.) or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC are a reseller of hardware and software products and these resale transactions are generally one-time transactions.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Year ended December 31, 2014
Revenues	$79,136	$132,091	$176,570	$(26,668	)(1)	$361,129
Income from operations	34,348	59,882	47,587	(44,469	)(2)	97,348
Year ended December 31, 2013
Revenues	73,616	125,610	184,297	(25,506	)(1)	358,017
Income from operations	35,376	54,429	42,430	(46,474	)(2)	85,761
Year ended December 31, 2012
Revenues	69,591	116,825	177,292	(21,218	)(1)	342,490
Income from operations	33,836	53,682	39,845	(47,717	)(2)	79,646

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income (loss) is as follows:

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Segment income from operations
Merchant Acquiring	$34,348	$35,376	$33,836
Payment Processing	59,882	54,429	53,682
Business Solutions	47,587	42,430	39,845

Total segment income from operations	141,817	132,235	127,363
Merger related depreciation and amortization and other unallocated expenses (1)	(44,469)	(46,474)	(47,717)

Income from operations	$97,348	$85,761	$79,646

Interest expense, net	(25,753)	(37,625)	(54,011)
Earnings of equity method investment	1,140	935	564
Other expenses	2,375	(75,682)	(8,491)
Income tax (expense) benefit	(7,578)	1,990	59,658

Net income (loss)	$67,532	$(24,621)	$77,366

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Revenues (1)
Puerto Rico	$312,569	$309,350	$295,285
Caribbean	13,752	16,225	16,280
Latin America	34,808	32,442	30,925

Total revenues	$361,129	$358,017	$342,490

(1)	Revenues are based on subsidiaries’ country of domicile.

Major customers

For the years ended December 31, 2014, 2013 and 2012, the Company had one major customer which accounted for approximately $161.6 million or 45%, $163.8 million or 46% and $151.4 million or 44%, respectively, of total revenues. See Note 19.

The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 10%, 11% and 9% of the Company’s total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 22—Subsequent Events

On February 18, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to board of director approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on March 19, 2015 to stockholders of record as of the close of business on March 2, 2015.

Schedule I

EVERTEC, Inc. Condensed Financial Statements

Parent Company Only

Condensed Balance Sheets

	December 31,
(Dollar amounts in thousands)	2014	2013
Assets
Current assets:
Cash	$1,612	$1,285
Accounts receivable, net	3,224	—
Prepaid expenses and other assets	3,690	11,574
Deferred tax asset	—	2,494

Total current assets	8,526	15,353
Investment in subsidiaries, at equity	123,017	111,931

Total assets	$131,543	$127,284

Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$49	$1,309
Accounts Payable	5	—
Deferred tax liability	1,421	—

Total current liabilities	1,475	1,309
Long-term deferred tax liability, net	10,451	14,312
Other long-term liabilities	44	333

Total liabilities	11,970	15,954

Stockholders’ equity:
Common stock	779	783
Additional paid-in capital	59,740	80,718
Accumulated earnings	65,576	29,403
Accumulated other comprehensive income (loss), net of tax of $0 and $0	(6,522)	426

Total stockholders’ equity	119,573	111,330

Total liabilities and stockholders’ equity	$131,543	$127,284

Schedule I

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Non-operating income (expenses)
Equity in earnings (losses) of subsidiaries	$74,134	$(23,668)	$95,382
Interest income	227	144	5
Other expenses	(1,994)	(4,780)	(375)

Total non-operating income (expense)	72,367	(28,304)	95,012
Income (loss) before income taxes	72,367	(28,304)	95,012
Income tax expense (benefit)	4,835	(3,684)	17,646

Net income (loss)	67,532	(24,621)	77,366
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6,948)	1,268	476

Total comprehensive income (loss)	$60,584	$(23,353)	$77,842

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	2012
Cash flows from operating activities	$57,276	$(5,322)	$317,389

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs of $12,567	—	112,432	—
Dividends paid	(31,359)	(16,390)	(319,959)
Repurchase of common stock	(26,197)	(75,000)	—
Statutory minimum withholding taxes paid on cashless exercises of stock options	(2,001)	(16,851)	—
Tax windfall benefits on exercises of stock options and vesting of restricted stocks	3,669	1,829	—
Issuance of common stock	543	29	450
Settlement of stock options	(1,604)	—	—

Net cash (used in) provided by financing activities	(56,949)	6,049	(319,509)

Net increase (decrease) in cash	327	727	(2,120)
Cash at beginning of the period	1,285	557	2,677

Cash at end of the period	$1,612	$1,285	$557

Supplemental disclosure of non-cash activities:
Transfer of prepaid income taxes from subsidiary	$—	$—	$6,719
Liability related to unvested portion of stock options as a result of equitable adjustment (Note 14)	—	—	3,151

On March 13, 2014, June 5, 2014, September 4, 2014 and December 4, 2014, the parent company received cash distributions from Holdings for the payment of dividends to its stockholders’ amounting to $7.8 million, $7.8 million, $7.9 million and $7.8 million, respectively. On October 1, 2014, the parent company received a $25.0 million dividend from Holdings which was used in the repurchase of 1,146,870 shares of its common stock.

Schedule I

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

On December 18, 2012, the parent company received a cash distribution from Holdings of approximately $50.3 million and used the proceeds of such distribution to pay a dividend to its stockholders and to pay an equitable adjustment to holders of vested options. The Board of Directors approved an equitable adjustment to stock options payable in form of a one-time cash bonus to holders of vested options and in the case of unvested options will be paid as the options vest. On May 9, 2012, the parent company received a cash distribution from Holdings of approximately $269.8 million and used the proceeds of such distribution to pay a dividend to its stockholders. The Board of Directors approved an equitable adjustment to stock options in order to reduce the exercise price of the outstanding stock options.