Form 10-Q
period 2015-03-31
EVERTEC, Inc.
filed 2015-05-11
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

At May 4, 2015, there were 77,443,004 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

•	our ability to renew our client contracts on terms favorable to us;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network;

•	a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico, which is facing severe fiscal challenges;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits; and

•	other factors discussed in this Report, including in the section entitled “Risk Factors.”

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

Investors should refer to the Company’s Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”) for a discussion of factors that could cause events to differ from those suggested by the forward-looking statements, including factors set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

EVERTEC, Inc. (Unaudited) Consolidated Balance Sheets

(In thousands, except for share information)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash	$32,430	$32,114
Restricted cash	6,924	5,718
Accounts receivable, net	78,745	75,810
Deferred tax asset	2,899	399
Prepaid expenses and other assets	21,659	20,565

Total current assets	142,657	134,606
Investment in equity investee	11,903	11,756
Property and equipment, net	28,080	29,535
Goodwill	369,171	368,837
Other intangible assets, net	323,941	334,584
Other long-term assets	10,227	10,917

Total assets	$885,979	$890,235

Liabilities and Stockholders’ equity
Current Liabilities:
Accrued liabilities	$27,650	$26,052
Accounts payable	19,396	22,879
Unearned income	11,118	9,825
Income tax payable	712	1,956
Current portion of long-term debt	19,000	19,000
Short-term borrowings	20,000	23,000
Deferred tax liability, net	405	1,799

Total current liabilities	98,281	104,511
Long-term debt	643,053	647,579
Long-term deferred tax liability, net	19,708	15,674
Other long-term liabilities	2,552	2,898

Total liabilities	763,594	770,662

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred Stock, par value $0.01; 2,000,000 shares authorized, none issued	—	—
Common Stock, par value $0.01; 206,000,000 shares authorized; 77,443,004 shares issued and outstanding at March 31, 2015 (December 31, 2014 - 77,893,144)	774	779
Additional paid-in capital	50,403	59,740
Accumulated earnings	76,841	65,576
Accumulated other comprehensive loss, net of tax	(5,633)	(6,522)

Total stockholders’ equity	122,385	119,573

Total liabilities and stockholders’ equity	$885,979	$890,235

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share information)

	Three months ended March 31,
	2015	2014
Revenues
Merchant Acquiring, net	$20,091	$19,291
Payment Processing (from affiliates: $7,372 and $7,104)	26,377	25,225
Business Solutions (from affiliates: $33,691 and $33,358)	44,864	42,917

Total revenues	91,332	87,433

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	39,795	37,868
Selling, general and administrative expenses	7,703	8,062
Depreciation and amortization	16,828	16,614

Total operating costs and expenses	64,326	62,544

Income from operations	27,006	24,889

Non-operating expenses
Interest income	104	75
Interest expense	(6,201)	(6,909)
Earnings of equity method investment	115	321
Other income	285	1,991

Total non-operating expenses	(5,697)	(4,522)

Income before income taxes	21,309	20,367
Income tax expense	2,246	2,161

Net income	19,063	18,206
Other comprehensive income (loss), net of income tax expense of $7 and $6
Foreign currency translation adjustments	889	(7,745)

Total comprehensive income	$19,952	$10,461

Net income per common share - basic	$0.25	$0.23

Net income per common share - diluted	$0.24	$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid- in capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2014	77,893,144	$779	$59,740	$65,576	$(6,522)	$119,573
Share-based compensation recognized			649			649
Repurchase of common stock	(452,175)	(5)	(9,986)			(9,991)
Restricted stock grants	2,035					—
Net income				19,063		19,063
Cash dividends paid on common stock				(7,798)		(7,798)
Other comprehensive income					889	889

Balance at March 31, 2015	77,443,004	$774	$50,403	$76,841	$(5,633)	$122,385

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$19,063	$18,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,828	16,614
Amortization of debt issue costs and premium and accretion of discount	808	770
Provision for doubtful accounts and sundry losses	236	571
Deferred tax expense (benefit)	200	(1,428)
Share-based compensation	649	350
Unrealized (gain) loss of indemnification assets	(3)	179
Loss on disposition of property and equipment and other intangibles	34	57
Earnings of equity method investment	(115)	(321)
Decrease (increase) in assets:
Accounts receivable, net	(3,053)	261
Prepaid expenses and other assets	(1,497)	(1,435)
Other long-term assets	149	1,108
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(3,704)	(8,039)
Income tax payable	(1,243)	1,503
Unearned income	1,293	1,618

Total adjustments	10,582	11,808

Net cash provided by operating activities	29,645	30,014

Cash flows from investing activities
Net (increase) decrease in restricted cash	(1,206)	186
Intangible assets acquired	(1,542)	(986)
Property and equipment acquired	(1,042)	(1,501)
Proceeds from sales of property and equipment	—	1

Net cash used in investing activities	(3,790)	(2,300)

Cash flows from financing activities
Net decrease in short-term borrowing	(3,000)	(10,000)
Repayment of short-term borrowing for purchase of equipment	—	(600)
Repayment of long-term debt	(4,750)	(4,750)
Repayment of other financing agreement	—	(32)
Dividends paid	(7,798)	(7,839)
Repurchase of common stock	(9,991)	—
Tax windfall benefits on exercise of stock options	—	398
Statutory minimum withholding taxes paid on cashless exercise of stock options	—	(134)

Net cash used in financing activities	(25,539)	(22,957)

Net increase in cash	316	4,757
Cash at beginning of the period	32,114	22,485

Cash at end of the period	$32,430	$27,242

Supplemental disclosure of non-cash activities:
Foreign currency translation adjustments	$889	$(7,745)

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

Management believes that the Company’s business is well-positioned to continue to expand across the fast growing Latin American region.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2014, included in the Company’s 2014 Form 10-K. In the opinion of management, the accompanying consolidated financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the prior period unaudited consolidated financial statements to conform to the presentation in 2015.

Note 2—Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

On February 18. 2015, the FASB issued ASU 2015-02 – “Amendments to the Consolidation Analysis”. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. Amendments in this Update are effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect this guidance to have an impact on the financial statements when adopted.

On April 7, 2015, the FASB issued ASU 2015-03 – “Simplifying the Presentation of Debt Issuance Costs”. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. Amendments in this update are effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

On April 15, 2015, the FASB issued ASU 2015-05 – “Customer’s accounting for Fees Paid in a Cloud Computing Arrangement”. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. For public companies, amendments in this Update will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

Note 3 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2015	December 31, 2014

Buildings	30	$1,620	$1,602
Data processing equipment	3 - 5	78,863	77,588
Furniture and equipment	3 - 20	8,956	7,540
Leasehold improvements	5 - 10	2,994	2,964

		92,433	89,694
Less - accumulated depreciation and amortization		(65,790)	(61,580)

Depreciable assets, net		26,643	28,114
Land		1,437	1,421

Property and equipment, net		$28,080	$29,535

Depreciation and amortization expense related to property and equipment amounted to $4.1 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 12):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total

Balance at December 31, 2014	$138,121	$184,228	$46,488	$368,837
Foreign currency translation adjustments	—	206	128	334

Balance at March 31, 2015	$138,121	$184,434	$46,616	$369,171

Goodwill is tested for impairment at least annually, or more often if events or circumstances indicate there may be impairment, using the qualitative assessment option or step zero process. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. There were no triggering events or changes in circumstances that, subsequent to the impairment test, would have required an additional impairment evaluation.

The carrying amount of other intangible assets for the three months ended March 31, 2015 and the year ended December 31, 2014 consisted of the following:

(Dollar amounts in thousands)		March 31, 2015
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	14	$312,853	$(101,055)	$211,798
Trademark	10 - 15	39,950	(15,588)	24,362
Software packages	3 - 10	140,139	(91,935)	48,204
Non-compete agreement	15	56,539	(16,962)	39,577

Other intangible assets, net		$549,481	$(225,540)	$323,941

(Dollar amounts in thousands)		December 31, 2014
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	14	$312,735	$(95,482)	$217,253
Trademark	10 - 15	39,950	(14,722)	25,228
Software packages	3 - 10	138,188	(86,605)	51,583
Non-compete agreement	15	56,539	(16,019)	40,520

Other intangible assets, net		$547,412	$(212,828)	$334,584

For each of the three month periods ended March 31, 2015 and 2014, the Company recorded amortization expense related to other intangibles of $12.7 million.

The estimated amortization expense of the balances outstanding at March 31, 2015 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining	2015	$27,593
	2016	38,346
	2017	35,168
	2018	32,524
	2019	31,696
	2020	31,690

Note 5 – Debt and Short-Term Borrowings

Total debt was as follows:

(Dollar amounts in thousands)	March 31, 2015	December 31, 2014

Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin (1)(3))	$273,510	$277,239
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin (2)(3))	388,543	389,340
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	20,000	23,000
Note Payable due on October 1, 2017 (3)	3,987	4,333

Total debt	$686,040	$693,912

(1)	Applicable margin of 2.50% at March 31, 2015 and December 31, 2014.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.75% at March 31, 2015 and December 31, 2014.
(3)	Includes unamortized discount.

Senior Secured Credit Facilities

Term A Loan

As of March 31, 2015, the outstanding principal amount of the Term A Loan was $273.8 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group, LLC’s (EVERTEC Group) first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of March 31, 2015, the outstanding principal amount of the Term B Loan was $393.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a commitment fee payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio.

All loans may be prepaid without premium or penalty.

The senior secured credit facilities contain various restrictive covenants. The Term A Loan and the revolving credit facility (subject to certain exceptions) require us to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts our ability to enter into agreements that would restrict the ability of our subsidiaries to pay dividends or make certain payments to us; and (c) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. As of March 31, 2015, the Company was in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

Note payable

In December 2014, EVERTEC entered into a non-interest bearing $4.6 million financing agreement to purchase software. The note will be repaid over a 36-month term in twelve quarterly installments. As of March 31, 2015 the outstanding principal balance of this note payable is $4.3 million. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

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

The following table summarizes fair value measurements by level at March 31, 2015 and December 31, 2014 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total

March 31, 2015
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$971	$971

December 31, 2014
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$1,428	$1,428

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the merger transaction completed on September 30, 2010 (the “Merger”), pursuant to which Popular transferred a 51% indirect ownership interest in our wholly owned subsidiary, EVERTEC Group, LLC, to a third party. Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of March 31, 2015, resulting in a net unrealized gain of approximately $3,000 for the three months ended March 31, 2015 and an unrealized loss of $0.2 million for the three months ended March 31, 2014, which are reflected within the other income caption in the unaudited consolidated statements of income and comprehensive income. The current portion of the indemnification assets is included within accounts receivable, net and the other long-term portion is included within other long-term assets in the accompanying unaudited consolidated balance sheets.

The unobservable inputs related to the Company’s indemnification assets as of March 31, 2015 using the discounted cash flow model include the discount rate of 5.25% and the projected cash flows of $1.0 million.

For indemnification assets a significant increase or decrease in market rates and cash flows could result in a significant impact to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Indemnification assets:
Software cost reimbursement	$971	$971	$1,428	$1,428

Financial liabilities:
Senior secured term A	$273,510	$269,644	$277,239	$266,400
Senior secured term B	388,543	385,879	389,340	385,462

The fair value of the senior secured term loan and the senior notes at March 31, 2014 and December 31, 2013 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The senior secured term loan and senior notes, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014

Indemnification assets:
Beginning balance	$1,428	$3,586
Payments received	(460)	(460)
Unrealized gain (loss) recognized in other income	3	(179)

Ending balance	$971	$2,947

Note 7 – Share-based Compensation

Long-term Incentive Plan

In the first quarter of 2015, the Compensation Committee of the Board of Directors approved grants of restricted stock units (RSUs) to executives and certain employees pursuant to the 2015 Long-Term Incentive Program (“LTIP”) under the terms of our 2013 Equity Incentive Plan. Under the LTIP, the Company granted restricted stock units to eligible participants as time-based awards or performance-based awards.

The vesting of the RSUs is dependent upon market, performance and service conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the start of the fiscal year during which the RSUs were granted and ending on January 1st of each year. Employees that received awards with market conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Company’s total shareholder return (TSR) target relative to a specified group of industry peer companies is achieved. Employees that received awards with performance conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Cumulative Compound Annual Growth Rate (“CAGR”) of Diluted EPS target is achieved. Performance and market-based awards vest at the end of the performance period which commenced on the start of the fiscal year during which the RSUs were granted and ends on January 1, 2018. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

The following table summarizes the RSU’s granted under the LTIP as of March 31, 2015:

	Units	Fair Value Per Unit at Grant Date

Awards with market conditions	32,414	$30.80
Awards with performance conditions	44,885	$22.24
Awards with service conditions	153,568	$22.24

The following table summarizes the stock options activity for the three months ended March 31, 2015:

	Shares	Weighted-average exercise prices

Outstanding at December 31, 2014	316,000	$19.56
Outstanding at March 31, 2015	316,000	$19.56

Exercisable at March 31, 2015	83,333	$23.62

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC Topic 718.

The following table summarizes the nonvested restricted shares and RSUs activity for the three months ended March 31, 2015:

Nonvested restricted shares and RSUs	Awards	Weighted-average grant date fair value

Nonvested at December 31, 2014	23,252	$22.04
Forfeited	1,411	20.34
Granted	291,537	22.83

Nonvested at March 31, 2015	313,378	$22.78

For the three months ended March 31, 2015 and March 31, 2014, the Company recognized $0.6 million and $0.4 million of share-based compensation expense, respectively. As of March 31, 2015, there was $1.2 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 2.5 years. In addition, for the same period, there was $6.5 million of total unrecognized compensation cost related to nonvested shares of restricted stock and RSUs. That cost is expected to be recognized over the next three years.

Note 8 – Income Tax

The components of income tax expense for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014

Current tax provision	$2,046	$3,589
Deferred tax expense (benefit)	200	(1,428)

Income tax expense	$2,246	$2,161

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2015 and 2014 and its segregation based on location of operations:

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014

Current tax provision
Puerto Rico	$1,155	$937
United States	141	198
Foreign countries	750	2,454

Total current tax provision	$2,046	$3,589

Deferred tax expense (benefit)
Puerto Rico	$299	$27
United States	(26)	(1)
Foreign countries	(73)	(1,454)

Total deferred tax expense (benefit)	$200	$(1,428)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2015, the gross deferred tax asset amounted to $8.9 million and the gross deferred tax liability amounted to $26.1 million, compared to $9.7 million and $26.8 million as of December 31, 2014. At March 31, 2015 the recorded value of the Company’s net operating loss (“NOL”) carryforwards was $6.0 million. The recorded value of the NOL carryforwards is approximately $4.2 million lower than the total NOL carryforwards available due to a windfall tax benefit. The windfall tax benefit is available to offset future taxable income and is considered an off-balance sheet item until the deduction reduces taxes payable. This windfall tax benefit results from tax deductions that were in excess of previously recorded compensation expense because the fair value of stock options at the time they were granted differed from their fair value when they were exercised. The total gross NOL carryforwards available, including the windfall benefit, amount to $26.1 million as of March 31, 2015.

There are no open uncertain tax positions as of March 31, 2015.

Note 9 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the earnings per common share is as follows:

	Three months ended March 31,
(Dollar amounts in thousands, except share data)	2015	2014

Net income	$19,063	$18,206

Weighted average common shares outstanding	77,807,289	78,375,335

Weighted average potential dilutive common shares (1)	59,437	860,860

Weighted average common shares outstanding - assuming dilution	77,866,726	79,236,195

Net income per common share - basic	$0.25	$0.23

Net income per common share - diluted	$0.24	$0.23

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method. There were no pontential antidilutive shares.

On February 18, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 19, 2015 to stockholders of record as of the close of business on March 2, 2015.

Note 10 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for both the three months ended March 31, 2015 and 2014 amounted to $2.0 million. Also, rent expense for telecommunications and other equipment for the three months ended March 31, 2015 and 2014 amounted to $1.3 million and $1.5 million, respectively.

In the ordinary course of business, the Company may enter into commercial commitments. As of March 31, 2015, EVERTEC has an outstanding letter of credit of $0.9 million with a maturity of less than three months.

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

Note 11 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014

Total revenues (1)(2)	$41,063	$40,462

Cost of Revenues	$586	$91

Selling, general and administrative expenses
Rent and other fees	$1,993	$1,917

Interest earned from and charged by affiliate
Interest income	$44	$52

(1)	Total revenues from Popular as a percentage of revenues were 44% and 46% for the three months ended March 31, 2015 and 2014, respectively.
(2)	Includes revenues generated from investee accounted for under the equity method of $0.5 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015 and December 31, 2014, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	March 31, 2015	December 31, 2014

Cash and restricted cash deposits in affiliated bank	$13,312	$13,566

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$971	$1,428

Other due to/from affiliate
Accounts receivable	$18,701	$17,006

Prepaid expenses and other assets	$1,265	$1,141

Accounts payable(2)	$2,852	$5,260

Unearned income	$8,823	$8,154

Other long-term liabilities(2)	$45	$45

(1)	Recorded in connection with reimbursement from Popular regarding certain software license fees.
(2)	Includes an account payable of $0.2 million and a long-term liability of $45,000 for both March 31, 2015 and December 31, 2014, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

At March 31, 2015, EVERTEC Group has a credit facility with Popular for $3.6 million, on behalf of EVERTEC Costa Rica, S.A., under which a letter of credit of a similar amount was issued.

Note 12 – Segment Information

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their individual financial information to assess performance and to allocate resources.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total

Three months ended March 31, 2015
Revenues	$20,091	$33,105	$44,864	$(6,728	)(1)	91,332
Income from operations	9,264	13,545	14,066	(9,869	)(2)	27,006

Three months ended March 31, 2014
Revenues	19,291	31,842	42,917	(6,617	)(1)	87,433
Income from operations	8,404	14,717	11,424	(9,656	)(2)	24,889

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to the merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014
Segment income from operations
Merchant Acquiring	$9,264	$8,404
Payment Processing	13,545	14,717
Business Solutions	14,066	11,424

Total segment income from operations	36,875	34,545
Merger related depreciation and amortization and other unallocated expenses(1)	(9,869)	(9,656)

Income from operations	$27,006	$24,889

Interest expense, net	(6,097)	(6,834)
Earnings of equity method investment	115	321
Other income	285	1,991
Income tax expense	(2,246)	(2,161)

Net income	$19,063	$18,206

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 13 – Subsequent Events

On May 6, 2015, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to board of director approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on June 5, 2015 to stockholders of record as of the close of business on May 18, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2015 and 2014, respectively; and (ii) the financial condition as of March 31, 2015. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2014, included in the Company’s Form 10-K and with the unaudited consolidated financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Corporate Background

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) is a Puerto Rico corporation organized in April 2012. Our main operating subsidiary, EVERTEC Group, LLC (formerly known as EVERTEC, LLC and EVERTEC, Inc., hereinafter “EVERTEC Group”), was organized in Puerto Rico in 1988. EVERTEC Group was formerly a wholly-owned subsidiary of Popular. On September 30, 2010, pursuant to an Agreement and Plan of Merger (as amended, the “Merger Agreement”), AP Carib Holdings, Ltd. (“Apollo”) acquired 51% indirect ownership interest in EVERTEC Group as part of a merger (the “Merger”) and EVERTEC Group became a wholly-owned subsidiary of EVERTEC Intermediate Holdings, LLC.

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

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the unaudited consolidated statements of income (loss) and comprehensive income (loss). Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to Audited Consolidated Financial Statements included in our 2014 Form 10-K.

Merchant Acquiring, net. Merchant Acquiring revenue consists of revenues from services that allow merchants to accept electronic methods of payment. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. In the Merchant Acquiring segment, sources of revenues include a discount fee (generally a percentage of the sales amount of a credit or debit card transaction value) and membership fees charged to merchants, debit network fees and rental income from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks.

Merchant Acquiring accounted for $20.1 million or 22% of total revenues for the three months ended March 31, 2015, compared with $19.3 million, or 22%, for the same period in 2014; and $9.3 million or 25% of total segment income from operations for the three month period ended March 31, 2015 compared with $8.4 million, or 24%, for the same period in 2014.

Payment Processing. Payment Processing revenue comprise income related to providing financial institutions access to the ATH network and other card networks, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment Processing revenue also includes income from card processing services to debit or credit card issuers, such as credit and debit card processing, authorization and settlement and fraud monitoring and control services; payment processing services such as payment and billing products for merchants, businesses and financial institutions; and EBT, which principally consist of services to the Puerto Rico government for the delivery of government benefits to participants. Payment products include electronic check processing, automated clearing house (“ACH”), lockbox, interactive voice response and web-based payments through personalized websites, among others.

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

Payment Processing accounted for $26.4 million or 29% of total revenues for the three months ended March 31, 2015, compared with $25.2 million, or 29%, of total revenues for the same period in 2014; and $13.5 million or 37% of total segment income from operations for the three months ended March 31, 2015, compared with $14.7 million, or 43%, of total segment income from operations for the three months ended March 31, 2014.

Business Solutions. Business Solutions revenue consists of revenues from a full suite of business process management solutions including core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. We generally enter into one to five year contracts with our private Business Solutions clients and one year contracts with our government Business Solutions clients.

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

Business Solutions business accounted for $44.9 million or 49% of total revenues for the three months ended March 31, 2015, compared with $42.9 million, or 49%, of total revenues for the comparable period in 2014; and $14.1 million or 38% of total segment income from operations for the three months ended March 31, 2015, compared with $11.4 million, or 33%, of total segment income from operations for the three months ended March 31, 2014.

Cost of revenues. This caption includes the costs directly associated with providing services to customers, as well as product and software sales, including software licensing and maintenance costs; telecommunications costs; personnel and infrastructure costs to develop and maintain applications, operate computer networks and provide associated customer support, and other operating expenses.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three months ended March 31, 2015 and 2014. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2015 and 2014

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the three months ended March 31, 2015 and 2014.

Revenues

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014	Variance

Merchant Acquiring, net	$20,091	$19,291	$800	4%
Payment Processing	26,377	25,225	1,152	5%
Business Solutions	44,864	42,917	1,947	5%

Total revenues	$91,332	$87,433	$3,899	4%

Total revenues for the three months ended March 31, 2015 increased to $91.3 million when compared with $87.4 million for the comparable period in 2014.

Merchant Acquiring revenue for the three months ended March 31, 2015 increased by $0.8 million or 4% compared with the corresponding 2014 period. The growth was primarily driven by higher spread and transaction growth, partially offset by a slight decrease in sales volume, mainly in our gas station and utilities verticals, which was led by the decrease in oil prices.

Payment Processing revenue for the three months ended March 31, 2015 increased $1.2 million or 5% compared with the corresponding 2014 period. Revenue growth was mainly driven by an increase in our ATH debit network and processing business as a result of an increase in transactions processed and higher accounts on file within our credit card business.

Business Solutions revenue for the three months ended March 31, 2015 increased $1.9 million or 5% compared with the corresponding 2014 period. The growth is attributable to higher hardware and software sales and higher core banking service revenues, partially offset by lower IT consulting services.

Operating costs and expenses

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$39,795	$37,868	$1,927	5%
Selling, general and administrative expenses	7,703	8,062	(359)	-4%
Depreciation and amortization	16,828	16,614	214	1%

Total operating costs and expenses	$64,326	$62,544	$1,782	3%

Total operating costs and expenses for the three months ended March 31, 2015 increased $1.8 million or 3% when compared with the same period in 2014.

Cost of revenues for the three months ended March 31, 2015 increased $1.9 million or 5% compared with the corresponding 2014 period. The increase is primarily due to higher cost of sales incurred as a result of the aforementioned increase in hardware and software sales.

Selling, general and administrative expenses for the three months ended March 31, 2015 decreased $0.4 million or 4% compared with the corresponding 2014 period. The decline was mainly due to a decrease in professional fees.

Depreciation and amortization expense for the three months ended March 31, 2014 increased $0.2 million or 1% compared with the corresponding 2014 period.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014	Variance

Segment income from operations
Merchant Acquiring, net	$9,264	$8,404	$860	10%
Payment Processing	13,545	14,717	(1,172)	-8%
Business Solutions	14,066	11,424	2,642	23%

Total segment income from operations	36,875	34,545	2,330	7%
Merger related depreciation and amortization and other unallocated expenses (1)	(9,869)	(9,656)	(213)	2%

Income from operations	$27,006	$24,889	$2,117	9%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended March 31, 2015 was $27.0 million, representing an increase of $2.1 million or 9% compared with the corresponding 2014 period. The increase in income from operations in the Merchant Acquiring and the Business Solution segments is driven by increases in revenue and slightly lower operating expenses. The slight decrease in operating expenses in the Merchant Acquiring segment is due to lower allocation of expenses. Lower operating expenses in the Business Solutions segment is the net of higher cost of sales, due to higher hardware and software sales, offset by lower depreciation expense and equipment and software maintenance expenses. Decrease in income from operations in the Payment Services segment is the net of higher revenues offset by higher operating expenses. Higher operating expenses are the result of higher depreciation expense, professional services and software license expenses.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of the income from operations to net income.

Non-operating expenses

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014	Variance

Non-operating expenses
Interest income	$104	$75	$28	39%
Interest expense	(6,201)	(6,909)	709	-10%
Earnings of equity method investment	115	321	(206)	-64%
Other income	285	1,991	(1,706)	-86%

Total non-operating expenses	$(5,697)	$(4,522)	$(1,175)	26%

Total non-operating expenses for the three months ended March 31, 2015 increased $1.2 million or 26% when compared with the same period in 2014.

Decrease of $0.7 million in interest expense is directly driven by lower outstanding loan balances as well as lower average interest rates in 2015 when compared to the same period in 2014.

Other income decreased by $1.7 million. The decline in other income was due to lower foreign exchange gains related to the translation of an inter-company loan with our Costa Rica subsidiary as well as lower gains on purchases of local currency.

Income tax expense

Income tax expense for the three months ended March 31, 2015 of $2.2 million increased by $0.1 million, compared with the corresponding 2014 period.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $80.0 million was available as of March 31, 2015.

At March 31, 2015, we had cash of $32.4 million, of which $26.4 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

	Three months ended March 31,
(Dollar amounts in thousands)	2015	2014

Cash provided by operating activities	$29,645	$30,014
Cash used in investing activities	(3,790)	(2,300)
Cash used in financing activities	(25,539)	(22,957)

Increase in cash	$316	$4,757

Net cash provided by operating activities for the three months ended March 31, 2015 was $29.6 million as compared to $30.0 million for the corresponding 2014 period. The decrease was mostly attributable to a decrease in accounts payable and accrued liabilities and an increase in accounts receivable and prepaid expenses. The decrease was partially offset by an increase in income from operations.

Net cash used in investing activities for the three months ended March 31, 2015 was $3.8 million compared with $2.3 million for the corresponding period in 2014. The increase is mainly attributable to higher purchases of computer software, property and equipment and an increase in restricted cash.

Net cash used in financing activities for the three months ended March 31, 2015 was $ 25.5 million compared with $23.0 million for the corresponding period in 2014. Cash used in the first quarter of 2015 consisted of $7.8 million in debt repayments, $7.8 million in dividends paid, and $10.0 million for common stock repurchase. Cash used in financing activities in 2014 consisted mainly of $15.4 million in debt repayments and $7.8 million in dividends paid.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $2.6 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 18, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 19, 2015 to stockholders of record as of March 2, 2014. On May 6, 2015, our Board declared a quarterly cash dividend of $0.10 per share per common stock. The cash dividend of $0.10 per share will be paid on June 5, 2015 to stockholders of record as of close of business on May 18, 2015.

Stock Repurchase

During the first quarter of 2015, the Company repurchased 452,175 shares of the Company’s common stock at a cost of $10.0 million. The Company funded such repurchase with cash on hand.

Financial Obligations

Senior Secured Credit Facilities

Term A Loan

As of March 31, 2015, the unpaid principal balance of the Term A Loan was $273.8 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. For the three months ended March 31, 2015, the Company made principal payments amounting to $3.8 million on Term A Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR rate plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate, as defined in our 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of March 31, 2015, the unpaid principal balance of the Term B Loan was $393.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. For the three months ended March 31, 2015, the Company made principal payments amounting to $1.0 million on the Term B Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a commitment fee payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of March 31, 2015, the outstanding balance of the revolving credit facility was $20.0 million. For the three months ended March 31, 2015, the Company made a paydown amounting to $3.0 million on the revolving credit facility.

All loans may be prepaid without premium or penalty. The senior secured credit facilities allow EVERTEC Group to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the greater of (i) $200.0 million and (ii) maximum amount of debt that would not cause EVERTEC Group’s pro forma first lien secured net leverage ratio to exceed 4.25 to 1.00.

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

See Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Note payable

In December 2014, EVERTEC entered into a non-interest bearing $4.6 million financing agreement to purchase software. The note will be repaid over a 36-month term in twelve quarterly installments. As of March 31, 2015 the outstanding principal balance of this note payable is $4.3 million. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would limit the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of March 31, 2015, the senior secured leverage ratio was 3.57 to 1.00 and we are in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

In this Form 10-Q, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands, except per share data)	Three months ended March 31, 2015	Twelve months ended March 31, 2015	Three months ended March 31, 2014

Net income	$19,063	$68,389	$18,206
Income tax expense	2,246	7,663	2,161
Interest expense, net	6,097	25,015	6,834
Depreciation and amortization	16,828	66,202	16,614

EBITDA	44,234	167,269	43,815

Software maintenance reimbursement and other costs(1)	474	2,176	546
Equity income (2)	(190)	(684)	(321)
Compensation and benefits (3)	833	6,497	488
Transaction, refinancing and other non-recurring fees (4)	321	7,734	517
Purchase Accounting (5)	(3)	264	179

Adjusted EBITDA	$45,669	$183,255	$45,224

Operating depreciation and amortization (6)	(7,461)	(29,496)	(7,483)
Cash interest expense (7)	(5,333)	(21,929)	(5,755)
Cash income taxes (8)	(2,620)	(3,596)	—

Adjusted Net Income	$30,255	$128,234	$31,986

Adjusted Net Income per common share
Basic	0.39		0.41
Diluted	0.39		0.40
Shares used in computing Adjusted Net Income per common share
Basic	77,807,289		78,375,335
Diluted	77,866,726		79,236,195

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.

(3)	Primarily represents non-cash equity based compensation expense.
(4)	Represents fees and expenses associated with non-recurring fees and corporate transactions, including costs related to the CEO succession in the fourth quarter of 2014 and fees associated with the withdrawn senior secured notes offerings in the second quarter of 2014.
(5)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(6)	Represents operating depreciation and amortization expense which excludes amortization generated as a result of the Merger.
(7)	Represents interest expense, less interest income, as they appear on our consolidated statement of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issuance costs, premium and accretion of discount and other adjustments related to interest expense.
(8)	Represents cash taxes paid.

Off Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. As of March 31, 2015, we had an outstanding letter of credit of $0.9 million with a maturity of less than three months. Also, as of March 31, 2015 we had an off balance sheet item of $11.0 million related to the unused amount of the windfall tax benefit that is available to offset future taxable income.

See Note 8 of the Unaudited Consolidated Financial Statements within Item I of this Form 10-Q for additional information related to this off balance sheet item.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of March 31, 2015, under the senior secured credit facilities would increase our annual interest expense by approximately $6.7 million, excluding the revolving credit facility. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive income (loss) in the unaudited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At March 31, 2015, the Company had $5.6 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $6.5 million at December 31, 2014.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, the Company’s disclosure controls and procedures are effective.

Change in Internal Control Over Financial Reporting

During the quarter that ended on March 31, 2015, the Company completed its remediation efforts related to the Company’s controls over segregation of duties within the accounting system, specifically restriction to prepare and post journal entries. As a result of the completed remediation efforts noted below, there were improvements in internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Actions

In our Annual Report on Form 10-K for the year ended December 31, 2014, management identified a material weakness in our internal control over financial reporting because the segregation of duties within the accounting system was inadequate for multiple individuals within the Company, including members of executive management. Specifically, certain individuals had access to prepare and post journal entries across substantially all key accounts of the Company without an independent review performed by someone other than the preparer. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In response to this material weakness, management developed remediation plans to address the control deficiency identified in 2014. The company has implemented the following remediation actions during 2015:

•	Performed a detailed assessment of the accounting system settings and configurations to restrict access to functions within the system;

•	Reviewed access of specific individuals within the accounting system to determine that their access is commensurate with their job responsibilities; and

•	Designed detective controls to review and approve journal entry activity that is conducted by certain individuals and/or using certain access rights that may bypass intended systematically enforced approvals.

Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the 2014 material weakness regarding its internal controls associated with segregation of duties within the accounting system has been remediated as of March 31, 2015.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed under Item 1A. of the Company’s 2014 Form 10-K, investors should consider the following updated risk:

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

Further ratings downgrades for the Commonwealth of Puerto Rico and its instrumentalities have occurred since then. At March 31, 2015, the Company has no direct exposure to the Puerto Rico government, instrumentalities or municipalities’ debt obligations. The Company has accounts receivable with the Puerto Rico government and its agencies amounting to $22.7 million as of March 31, 2015.

The foregoing risk and the risks described in our 2014 Form 10-K and elsewhere in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the quarter ended March 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program

1/1/2015 - 3/31/2015 (1)	452,175	22.114	452,175	$40,000,000

Total	452,175	$22.114	452,175

(1)	On September 24, 2014, the Company announced a stock repurchase program authorizing the purchase of up to $75 million of the Company’s common stock over the next twelve months.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.41*+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 6, 2015, by and between EVERTEC, Inc. and Brian J. Smith.

10.42*+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 6, 2015, by and between EVERTEC, Inc. and Jorge Junquera.

10.43*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Juan J. Román.

10.44*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Alan I. Cohen.

10.45*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Philip E. Steurer.

10.46*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Eduardo Camargo.

10.47*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Miguel Vizcarrondo.

10.48*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Carlos J. Ramírez.

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: May 11, 2015	By:	/s/ Morgan Schuessler

Morgan Schuessler
Chief Executive Officer

Date: May 11, 2015	By:	/s/ Juan J. Román

Juan J. Román
Chief Financial Officer