Form 10-Q
period 2015-06-30
EVERTEC, Inc.
filed 2015-08-07
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

At July 31, 2015, there were 77,487,933 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

•	for as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities will be limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we may be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition;

•	our ability to renew our client contracts on terms favorable to us;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network;

•	a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico, which is facing severe fiscal challenges;

•	additional adverse changes in the general economic conditions in Puerto Rico, which could negatively affect our customer base, general consumer spending, our cost of operations and our ability to hire and retain qualified employees;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits; and

•	other factors discussed in this Report, including in the section entitled “Risk Factors.”

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

EVERTEC, Inc. (Unaudited) Consolidated Balance Sheets

(Dollar amounts in thousands, except for share information)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash	$38,837	$32,114
Restricted cash	6,262	5,718
Accounts receivable, net	71,091	75,810
Deferred tax asset	2,323	399
Prepaid expenses and other assets	21,678	20,565

Total current assets	140,191	134,606
Investment in equity investee	12,251	11,756
Property and equipment, net	31,627	29,535
Goodwill	368,911	368,837
Other intangible assets, net	317,431	334,584
Other long-term assets	9,880	10,917

Total assets	$880,291	$890,235

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$29,275	$26,052
Accounts payable	19,133	22,879
Unearned income	11,734	9,825
Income tax payable	81	1,956
Current portion of long-term debt	19,000	19,000
Short-term borrowings	4,000	23,000
Deferred tax liability, net	111	1,799

Total current liabilities	83,334	104,511
Long-term debt	638,530	647,579
Long-term deferred tax liability, net	19,255	15,674
Other long-term liabilities	2,856	2,898

Total liabilities	743,975	770,662

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 77,487,933 shares issued and outstanding at June 30, 2015 (December 31, 2014 - 77,893,144)	775	779
Additional paid-in capital	51,914	59,740
Accumulated earnings	89,347	65,576
Accumulated other comprehensive loss, net of tax	(5,720)	(6,522)

Total stockholders’ equity	136,316	119,573

Total liabilities and stockholders’ equity	$880,291	$890,235

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Income and Comprehensive Income

(Dollar amounts in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Merchant acquiring, net	$21,165	$19,827	$41,256	$39,118
Payment processing (from affiliates: $7,644, $7,458, $15,016 and $14,706)	26,759	26,618	53,136	51,843
Business solutions (from affiliates: $35,568, $34,243, $69,258 and $67,601)	45,317	44,888	90,181	87,805

Total revenues	93,241	91,333	184,573	178,766

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	40,665	39,051	80,460	76,919
Selling, general and administrative expenses	8,948	10,463	16,651	18,525
Depreciation and amortization	16,006	16,390	32,834	33,004

Total operating costs and expenses	65,619	65,904	129,945	128,448

Income from operations	27,622	25,429	54,628	50,318

Non-operating income (expenses)
Interest income	127	79	231	154
Interest expense	(6,210)	(6,501)	(12,411)	(13,410)
Earnings of equity method investment	84	343	199	664
Other income	764	385	1,049	2,376

Total non-operating expenses	(5,235)	(5,694)	(10,932)	(10,216)

Income before income taxes	22,387	19,735	43,696	40,102
Income tax expense	2,120	1,962	4,366	4,123

Net income	20,267	17,773	39,330	35,979
Other comprehensive (loss) income, net of tax of $26, $48, $33 and $54
Foreign currency translation adjustments	(87)	794	802	(6,951)

Total comprehensive income	$20,180	$18,567	$40,132	$29,028

Net income per common share—basic	$0.26	$0.23	$0.51	$0.46

Net income per common share—diluted	$0.26	$0.22	$0.51	$0.45

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2014	77,893,144	$779	$59,740	$65,576	$(6,522)	$119,573
Share-based compensation recognized			2,191			2,191
Repurchase of common stock	(452,175)	(5)	(9,986)			(9,991)
Restricted stock grants and units delivered, net of cashless	46,964	1	(31)			(30)
Net income				39,330		39,330
Cash dividends declared on common stock				(15,559)		(15,559)
Other comprehensive income					802	802

Balance at June 30, 2015	77,487,933	775	51,914	89,347	(5,720)	$136,316

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$39,330	$35,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,834	33,004
Amortization of debt issue costs and premium and accretion of discount	1,621	1,538
Provision for doubtful accounts and sundry losses	684	1,058
Deferred tax expense (benefit)	11	(430)
Share-based compensation	2,191	665
Unrealized (gain) loss of indemnification assets	(12)	173
Loss on disposition of property and equipment and other intangibles	1	64
Earnings of equity method investment	(199)	(664)
Dividend received from equity method investment	—	326
Decrease (increase) in assets:
Accounts receivable, net	4,342	(2,045)
Prepaid expenses and other assets	(2,460)	(4,267)
Other long-term assets	(50)	1,811
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(1,602)	(4,120)
Income tax payable	(1,875)	1,542
Unearned income	1,909	2,903

Total adjustments	37,395	31,558

Net cash provided by operating activities	76,725	67,537

Cash flows from investing activities
Net (increase) decrease in restricted cash	(543)	238
Intangible assets acquired	(6,757)	(5,841)
Property and equipment acquired	(8,649)	(3,895)
Proceeds from sales of property and equipment	11	3

Net cash used in investing activities	(15,938)	(9,495)

Cash flows from financing activities
Statutory minimum withholding taxes paid on cashless exercises of stock options and restricted stock	(31)	(770)
Net decrease in short-term borrowing	(19,000)	(27,000)
Repayment of short-term borrowing for purchase of equipment and software	—	(1,200)
Dividends paid	(15,542)	(15,680)
Tax windfall benefits on exercises of stock options	—	1,482
Issuance of common stock, net	—	54
Repurchase of common stock	(9,991)	—
Repayment of other financing agreement	—	(82)
Repayment of long-term debt	(9,500)	(9,500)

Net cash used in financing activities	(54,064)	(52,696)

Net increase in cash	6,723	5,346
Cash at beginning of the period	32,114	22,485

Cash at end of the period	$38,837	$27,831

Supplemental disclosure of non-cash activities:
Dividend declared not received from equity method investment	$—	$325
Foreign currency translation adjustments	802	(6,951)
Payable due to vendor related to software acquired	1,125	—

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

Note 2 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2015	December 31, 2014
Buildings	30	$1,616	$1,602
Data processing equipment	3 - 5	85,698	77,588
Furniture and equipment	3 - 20	8,602	7,540
Leasehold improvements	5 - 10	3,156	2,964

		99,072	89,694
Less—accumulated depreciation and amortization		(68,878)	(61,580)

Depreciable assets, net		30,194	28,114
Land		1,433	1,421

Property and equipment, net		$31,627	$29,535

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2015 amounted to $3.3 million and $7.4 million, respectively, compared to $3.8 million and $7.7 million, respectively, for the same periods in 2014.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 3 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 12):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total
Balance at December 31, 2014	$138,121	$184,228	$46,488	$368,837
Foreign currency translation adjustments	—	(26)	100	74

Balance at June 30, 2015	$138,121	$184,202	$46,588	$368,911

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

The carrying amount of other intangible assets for the six months ended June 30, 2015 and the year ended December 31, 2014 consisted of the following:

		June 30, 2015
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$312,795	$(106,628)	$206,167
Trademark	10 - 15	39,950	(16,454)	23,496
Software packages	3 - 10	146,398	(97,265)	49,133
Non-compete agreement	15	56,539	(17,904)	38,635

Other intangible assets, net		$555,682	$(238,251)	$317,431

		December 31, 2014
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$312,735	$(95,482)	$217,253
Trademark	10 - 15	39,950	(14,722)	25,228
Software packages	3 - 10	138,188	(86,605)	51,583
Non-compete agreement	15	56,539	(16,019)	40,520

Other intangible assets, net		$547,412	$(212,828)	$334,584

For the three and six months ended June 30, 2015, the Company recorded amortization expense related to other intangibles of $12.7 million and $25.4 million, respectively, compared to $12.6 million and $25.3 million for the corresponding 2014 periods.

The estimated amortization expense of the balances outstanding at June 30, 2015 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2015	$23,464
2016	39,154
2017	35,942
2018	32,966
2019	31,937
2020	30,017

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 4 – Debt and Short-Term Borrowings

Total debt as of June 30, 2015 and December 31, 2014 was as follows:

(Dollar amounts in thousands)	June 30, 2015	December 31, 2014
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$269,781	$277,239
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR Rate plus applicable margin(2)(3))	387,749	389,340
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	4,000	23,000
Note Payable due on October 1, 2017(3)	3,638	4,333
Note Payable due on July 1, 2017(3)	1,029	—

Total debt	$666,197	$693,912

(1)	Applicable margin of 2.50% at June 30, 2015 and December 31, 2014.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.75% at June 30, 2015 and December 31, 2014.
(3)	Includes unamortized discount.

Senior Secured Credit Facilities

Term A Loan

As of June 30, 2015, the unpaid principal balance of the Term A Loan was $270.0 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group LLC’s (“EVERTEC Group”) first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate, as defined in the 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of June 30, 2015, the unpaid principal balance of the Term B Loan was $392.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

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

Note payable

In December 2014 and June 2015, EVERTEC entered into a non-interest bearing $4.6 million and $1.1 million, respectively, financing agreements to purchase software. The notes will be repaid over a 36-month term. As of June 30, 2015 the outstanding principal balance of the notes payable is $5.0 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

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

The following table summarizes fair value measurements by level at June 30, 2015 and December 31, 2014 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2015
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$141	$141

December 31, 2014
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$1,428	$1,428

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts have termination dates up to September 2015 and were entered into in connection with the merger transaction completed on September 30, 2010 (“the Merger”). Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. The remaining balance was adjusted to reflect its fair value as of June 30, 2015, therefore resulting in a net unrealized gain of approximately $9,000 and $12,000 for the three and six months ended June 30, 2015, respectively, and a net unrealized gain of approximately $6,000 for the three months ended June 30, 2014 and a net unrealized loss of approximately $0.2 million for the six months ended June 30, 2014, which are reflected within the other expenses caption in the unaudited consolidated statements of income and comprehensive income. The indemnification assets is included within accounts receivable, net in the accompanying unaudited consolidated balance sheets.

The unobservable inputs related to the Company’s indemnification assets as of June 30, 2015 using the discounted cash flow model include the discount rate of 5.01% and the projected cash flows of $0.1 million.

For indemnification assets a significant increase or decrease in market rates or cash flows could result in a change to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could increase or decrease the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Indemnification assets:
Software cost reimbursement	$141	$141	$1,428	$1,428

Financial liabilities:
Senior secured term loan A	$269,781	$264,600	$277,239	$266,400
Senior secured term loan B	387,749	385,140	389,340	385,462

The fair value of the senior secured term loans at June 30, 2015 and December 31, 2014 were obtained using prices supplied by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. The pricing inputs also may include the use of an algorithm that could take into account movement in the general high-yield market, among other variants.

The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, could be categorized as Level 3 in the fair value hierarchy.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2015	2014	2015	2014
Indemnification assets:
Beginning balance	$971	$2,947	$1,428	$3,586
Payments received	(839)	(839)	(1,299)	(1,299)
Unrealized gain (loss) recognized in other expenses	9	6	12	(173)

Ending balance	$141	$2,114	$141	$2,114

Note 6 – Share-based Compensation

Long-term Incentive Plan

In the first quarter of 2015, the Compensation Committee of the Board of Directors approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2015 Long-Term Incentive Program (“LTIP”) under the terms of our 2013 Equity Incentive Plan. Under the LTIP, the Company granted restricted stock units to eligible participants as time-based awards or performance-based awards.

The vesting of the RSUs is dependent upon market, performance and service conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the start of the fiscal year during which the RSUs were granted and ending on January 1st of each year. Employees that received awards with market conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Company’s total shareholder return (“TSR”) target relative to a specified group of industry peer companies is achieved. Employees that received awards with performance conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Cumulative Compound Annual Growth Rate (“CAGR”) of Diluted EPS target is achieved. Performance and market-based awards vest at the end of the performance period which commenced on the start of the fiscal year during which the RSUs were granted and ends on January 1, 2018. Awards are forfeited if the employee ceases to be employed by the Company prior to vesting.

The following table summarizes the RSU’s granted under the LTIP as of June 30, 2015:

	Units	Weighted-Average Grant Date Fair Value
Awards with market conditions	49,763	$29.86
Awards with performance condition	67,382	$22.05
Awards with service conditions	196,272	$22.11

The following table summarizes stock options activity for the six months ended June 30, 2015:

	Shares	Weighted-average exercise prices
Outstanding at December 31, 2014	316,000	$19.56

Outstanding at June 30, 2015	316,000	$19.56

Exercisable at June 30, 2015	83,333	$23.62

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

The following table summarizes nonvested restricted shares and RSUs activity for the six months ended June 30, 2015:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2014	23,252	$22.04
Forfeited	6,205	21.04
Vested	19,116	22.56
Granted	553,242	22.57

Nonvested at June 30, 2015	551,173	$22.56

For the three and six months ended June 30, 2015 and June 30, 2014, the Company recognized $1.5 million and $2.2 million and $0.3 million and $0.7 million of share-based compensation expense, respectively. As of June 30, 2015, there was $1.0 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 1.51 years. In addition, for the same period, there was approximately $10.8 million of total unrecognized compensation cost related to nonvested shares of restricted stock and RSUs. That cost is expected to be fully recognized over the next 2.4 years.

Note 7 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2015	2014	2015	2014
Current tax provision	$2,309	$964	$4,355	$4,553
Deferred tax (benefit) provision	(189)	998	11	(430)

Income tax expense	$2,120	$1,962	$4,366	$4,123

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2015 and 2014 and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2015	2014	2015	2014
Current tax provision
Puerto Rico	$1,367	$423	$2,522	$1,360
United States	160	217	301	415
Foreign countries	782	324	1,532	2,778

Total currrent tax provision	$2,309	$964	$4,355	$4,553

Deferred tax (benefit) provision
Puerto Rico	$111	$805	$410	$832
United States	(32)	(2)	(58)	(3)
Foreign countries	(268)	195	(341)	(1,259)

Total deferred tax (benefit) provision	$(189)	$998	$11	$(430)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2015, the gross deferred tax asset amounted to $8.3 million and the gross deferred tax liability amounted to $25.4 million, compared with $9.7 million and $26.8 million as of December 31, 2014. At June 30, 2015, the recorded value of the Company’s net operating loss (“NOL”) carryforwards was $5.2 million. The recorded value of the NOL carryforwards is approximately $4.2 million lower than the total NOL carryforwards available because of a windfall tax benefit. The windfall tax

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

benefit is available to offset future taxable income and is considered an off-balance sheet item until the deduction reduces taxes payable. This windfall tax benefit results from tax deductions that were in excess of previously recorded compensation expense because the fair value of stock options at the time they were granted differed from their fair value when they were exercised. The total gross NOL carryforwards available, including the windfall benefit, amounted to $24.0 million as of June 30, 2015.

There are no open uncertain tax positions as of June 30, 2015.

Note 8 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands, except per share information)	2015	2014	2015	2014
Net income	$20,267	$17,773	$39,330	$35,979
Less: non-forfeitable dividends on restricted stock	3	—	3	—

Net income available to common shareholders	$20,264	$17,773	$39,327	$35,979

Weighted average common shares outstanding	77,457,322	78,410,554	77,631,339	78,393,042
Weighted average potential dilutive common shares (1)	240,539	789,410	148,863	811,600

Weighted average common shares outstanding - assuming dilution	77,697,861	79,199,964	77,780,202	79,204,642

Net income per common share - basic	$0.26	$0.23	$0.51	$0.46

Net income per common share - diluted	$0.26	$0.22	$0.51	$0.45

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

On February 18, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 19, 2015 to stockholders of record as of March 2, 2015. On May 6, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 5, 2015 to stockholders of record as of May 18, 2015.

Note 9 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for both the three and six months ended June 30, 2015 and 2014 amounted to $2.1 million and $4.1 million, respectively. Rent expense for telecommunications and other equipment for the three and six months ended June 30, 2015 amounted to $1.3 million and $2.6 million, respectively, compared to $1.6 million and $3.0 million for the corresponding 2014 periods.

In the ordinary course of business, the Company may enter into commercial commitments. As of June 30, 2015, EVERTEC has an outstanding letter of credit of $0.9 million with a maturity of less than three months.

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

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 10 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2015	2014	2015	2014
Total revenues (1)(2)	$43,212	$41,701	$84,274	$82,307

Cost of revenues	$504	$595	$1,090	$756

Rent and other fees	$1,974	$2,084	$3,967	$4,001

Interest earned from and charged by affiliate
Interest income	$43	$50	$87	$102

(1)	Total revenues from Popular as a percentage of revenues were 46%, 45%, 45% and 45% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $0.5 million and $1.1 million for the three and six months ended June 30, 2015, respectively, and $0.7 million and $1.4 million for the corresponding 2014 periods.

At June 30, 2015 and December 31, 2014, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	June 30, 2015	December 31, 2014
Cash and restricted cash deposits in affiliated bank	$17,648	$13,566

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$141	$1,428

Other due/to from affiliate
Accounts receivable	$21,472	$17,006

Prepaid expenses and other assets	$1,355	$1,141

Accounts payable(2)	$5,010	$5,260

Unearned income	$9,569	$8,154

Other long-term liabilities (2)	$45	$45

(1)	Recorded in connection with reimbursements from Popular regarding certain software license fees.
(2)	Includes an account payable of $0.2 million and a long-term liability of $45,000 for both June 30, 2015 and December 31, 2014, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

At June 30, 2015, EVERTEC Group has a credit facility with Popular for $4.2 million, on behalf of EVERTEC Costa Rica, S.A., under which a letter of credit of a similar amount was issued.

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

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Three months ended June 30, 2015
Revenues	21,165	33,702	45,317	(6,943	)(1)	93,241
Income from operations	9,626	14,511	13,467	(9,982	)(2)	27,622

Three months ended June 30, 2014
Revenues	19,827	33,252	44,888	(6,634	)(1)	91,333
Income from operations	8,777	15,314	12,113	(10,775	)(2)	25,429

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Six months ended June 30, 2015
Revenues	41,256	66,802	90,181	(13,666	)(1)	184,573
Income from operations	19,017	28,220	27,241	(19,850	)(2)	54,628

Six months ended June 30, 2014
Revenues	39,118	65,094	87,805	(13,251	)(1)	178,766
Income from operations	17,181	30,031	23,537	(20,431	)(2)	50,318

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2015	2014	2015	2014
Segment income from operations
Merchant Acquiring	$9,626	$8,777	$19,017	$17,181
Payment Processing	14,511	15,314	28,220	30,031
Business Solutions	13,467	12,113	27,241	23,537

Total segment income from operations	37,604	36,204	74,478	70,749
Merger related depreciation and amortization and other unallocated expenses (1)	(9,982)	(10,775)	(19,850)	(20,431)

Income from operations	$27,622	$25,429	$54,628	$50,318

Interest expense, net	(6,083)	(6,422)	(12,180)	(13,256)
Earnings of equity method investment	84	343	199	664
Other income	764	385	1,049	2,376
Income tax expense	(2,120)	(1,962)	(4,366)	(4,123)

Net income	$20,267	$17,773	$39,330	$35,979

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

EVERTEC, Inc. Notes to Unaudited Consolidated Financial Statements

Note 12 – Subsequent Events

The Company extended voluntary termination offers to certain employees, which included special termination benefits. These termination benefits will result in one time payments due upon employee’s irrevocable acceptance of the offer. Upon the acceptance of the offers, the Company expects to incur in compensation expense related to these special termination benefits up to approximately $2.8 million during the third quarter of 2015.

On August 5, 2015, the Company’s Board of Directors (the “Board”) declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis, however future declarations of dividends are subject to Board approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on September 3, 2015 to stockholders of record as of the close of business on August 17, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2015 and 2014, respectively; and (ii) the financial condition as of June 30, 2015. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2014, included in the Company’s Form 10-K and with the unaudited consolidated financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Overview of Results of Operations

The following briefly describes the components of revenue and expenses as presented in the unaudited consolidated statements of income and comprehensive income. Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our 2014 Form 10-K.

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

Merchant Acquiring accounted for $21.2 million, or 22.7% of total revenues, and $9.6 million or 25.6% of total segment income from operations for the three months ended June 30, 2015, compared with $19.8 million, or 21.7%, of total revenues and $8.8 million, or 24.2% of total segment income from operations for the comparable period in 2014. For the six months ended June 30, 2015, our Merchant Acquiring business accounted for $41.3 million, or 22.4% of total revenues and $19.0 million or 25.5% of total segment income from operations compared with $39.1 million, or 21.9%, of total revenues and $17.2 million, or 24.3%, of total segment income from operations for the six months ended June 30, 2014.

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

Payment Processing accounted for $26.8 million, or 28.7%, of total revenues and $14.5 million, or 38.6%, of total segment income from operations for the three months ended June 30, 2015, compared with $26.6 million, or 29.1%, of total revenues and $15.3 million, or 42.3%, of total segment income from operations for the three months ended June 30, 2014. For the six months ended June 30, 2015, our Payment Processing business accounted for $53.1 million, or 28.8%, of total revenues and $28.2 million, or 37.9%, of total segment income from operations, compared with $51.8 million, or 29.0%, of total revenues and $30.0 million, or 42.4%, of total segment income from operations for the six months ended June 30, 2014.

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

Business Solutions accounted for $45.3 million, or 48.6%, of total revenues and $13.5 million, or 35.8%, of total segment income from operations for the three months ended June 30, 2015, compared with $44.9 million, or 49.1%, of total revenues and $12.1 million, or 33.5%, of total segment income from operations for the three months ended June 30, 2014. For the six months ended June 30, 2015, Business Solutions accounted for $90.2 million, or 48.9%, of total revenues and $27.2 million, or 36.6%, of total segment income from operations, compared with $87.8 million, or 49.1%, of total revenues and $23.5 million, or 33.3%, of total segment income from operations for the six months ended June 30, 2014.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and six months ended June 30, 2015 and 2014. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended June 30, 2015 and 2014

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the three months ended June 30, 2015 and 2014.

Revenues

	Three months ended June 30,
(Dollar amounts in thousands)	2015	2014	Variance
Merchant Acquiring, net	$21,165	$19,827	$1,338	7%
Payment Processing	26,759	26,618	141	1%
Business Solutions	45,317	44,888	429	1%

Total revenues	$93,241	$91,333	$1,908	2%

Total revenues for the three months ended June 30, 2015 increased by $1.9 million or 2% as compared to the corresponding 2014 period, driven by revenue growth across all our lines of business.

Merchant Acquiring revenue growth as compared to the same period last year was due mainly to an increase in sales volumes. The increase in sales volume is the result of an income tax amnesty established by the Puerto Rico government to pay past due taxes during the second quarter of 2015, offset by lower volumes for gas station and utilities led by lower oil prices.

Payment Processing revenue growth was driven mainly by an increase in transaction volumes. Revenue growth was mainly driven by an increase in transactions in our ATH debit network and processing business and higher accounts on file within our credit card business. Such increase was offset by a revenue recognized during the second quarter of 2014, for services provided related to a Department of Education program, while in 2015 this service was not provided.

Business Solutions revenues increase is mainly related to our core banking business due to new services and an increase in volume for existing services primarily related to the acquisition of a bank by one of our main customers in Puerto Rico. The increase was partially offset by a decrease in hardware and software sales.

Operating costs and expenses

	Three months ended June 30,
(Dollar amounts in thousands)	2015	2014	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$40,665	$39,051	$1,614	4%
Selling, general and administrative expenses	8,948	10,463	(1,515)	-14%
Depreciation and amortization	16,006	16,390	(384)	-2%

Total operating costs and expenses	$65,619	$65,904	$(285)	0%

Total operating costs and expenses for the three months ended June 30, 2015 decreased $0.3 million as compared to the corresponding 2014 period.

Cost of revenues increase was mainly due to higher compensation expense, caused mainly by the share-based compensation plan established at the end of the first quarter of 2015.

Selling, general and administrative expenses decrease was due primarily to a decrease in professional fees as a result of the debt offering during the second quarter of 2014 which was withdrawn.

Depreciation and amortization expense decrease is related primarily to lower equipment depreciation expense.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended June 30,
(Dollar amounts in thousands)	2015	2014	Variance
Segment income from operations
Merchant Acquiring, net	$9,626	$8,777	$849	10%
Payment Processing	14,511	15,314	(803)	-5%
Business Solutions	13,467	12,113	1,354	11%

Total segment income from operations	37,604	36,204	1,400	4%
Merger related depreciation and amortization and other unallocated expenses (1)	(9,982)	(10,775)	793	7%

Income from operations	$27,622	$25,429	$2,193	9%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended June 30, 2015 increased $2.2 million or 9% compared with to the corresponding 2014 period. The increase in income from operations was the result of the aforementioned factors affecting our revenues and operating costs and expenses.

See Note 11 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Three months ended June 30,
(Dollar amounts in thousands)	2015	2014	Variance
Non-operating income (expenses)
Interest income	$127	$79	$48	61%
Interest expense	(6,210)	(6,501)	291	4%
Earnings of equity method investment	84	343	(259)	-76%
Other income	764	385	379	101%

Total non-operating expenses	$(5,235)	$(5,694)	$458	8%

Total non-operating expenses for the three months ended June 30, 2015 decreased $0.5 million compared with the corresponding 2014 period. This decrease in non-operating expenses was mostly a result of a decrease in interest expense due to lower balance outstanding and a decrease in earnings from the equity method investment.

Income tax expense

Income tax expense for the three months ended June 30, 2015 amounted to $2.1 million compared with an income tax expense of $2.0 million in the prior year period, mainly as a result of an increase in taxable income.

See Note 7 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the six months ended June 30, 2015 and 2014

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the six months ended June 30, 2015 and 2014.

Revenues

	Six months ended June 30,
(Dollar amounts in thousands)	2015	2014	Variance
Merchant Acquiring, net	$41,256	$39,118	$2,138	5%
Payment Processing	53,136	51,843	1,293	2%
Business Solutions	90,181	87,805	2,376	3%

Total revenues	$184,573	$178,766	$5,808	3%

Total revenues for the six months ended June 30, 2015 increased $5.8 million or 3% compared with the corresponding 2014 period, driven by revenue growth across all our lines of business.

Merchant Acquiring revenue growth was primarily a result of an increase in sales volumes due to the same trends explained above for the quarter.

Payment Processing revenue growth was driven mainly by an increase in transactions volumes due to the same trends explained above for the quarter.

Business Solutions revenues increase is primarily due to the reasons explained above for the quarter, coupled with an increase in hardware and software sales, partially offset by lower IT Consulting and IT management services.

Operating costs and expenses

	Six months ended June 30,
(Dollar amounts in thousands)	2015	2014	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$80,460	$76,919	$3,541	5%
Selling, general and administrative expenses	16,651	18,525	(1,874)	-10%
Depreciation and amortization	32,834	33,004	(170)	-1%

Total operating costs and expenses	$129,945	$128,448	$1,497	1%

Total operating costs and expenses for the six months ended June 30, 2015 increased $1.5 million or 1% as compared with the corresponding 2014 period.

Cost of revenue increase was due mainly to the share-based compensation increase coupled with higher cost of sales incurred as a result of the aforementioned increase in hardware and software sales.

Selling, general and administrative expenses decrease was mainly due to a decrease in professional fees primarily related to the withdrawn debt refinancing transaction as mentioned above.

Depreciation and amortization expense for the six months ended June 30, 2015 decreased $0.2 million or 1% compared with the corresponding 2014 period.

Income from operations

The following table presents income from operations by reportable segments.

	Six months ended June 30,
(Dollar amounts in thousands)	2015	2014	Variance
Segment income from operations
Merchant Acquiring, net	$19,017	$17,181	$1,836	11%
Payment Processing	28,220	30,031	(1,811)	-6%
Business Solutions	27,241	23,537	3,704	16%

Total segment income from operations	74,478	70,749	3,730	5%
Merger related depreciation and amortization and other unallocated expenses (1)	(19,850)	(20,431)	581	3%

Income from operations	$54,628	$50,318	$4,311	9%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the six months ended June 30, 2015 increased $4.3 million or 9% as compared to the corresponding 2014 period. The increase in income from operations was the result of the aforementioned factors affecting revenues and operating costs and expenses.

See Note 11 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Six months ended June 30,
(Dollar amounts in thousands)	2015	2014	Variance
Non-operating income (expenses)
Interest income	$231	$154	$77	50%
Interest expense	(12,411)	(13,410)	999	7%
Earnings of equity method investment	199	664	(465)	-70%
Other income	1,049	2,376	(1,327)	56%

Total non-operating expenses	$(10,932)	$(10,216)	$(717)	-7%

Total non-operating expenses for the six months ended June 30, 2015 increased $0.7 million compared with the corresponding 2014 period. The increase is mainly due to lower other income as a result of lower foreign currency exchange gains related to the translation of an intercompany loan with our Costa Rica subsidiary as well as lower gains on purchases of local currency.

Income tax expense

Income tax expense for the six months ended June 30, 2014 amounted to $4.4 million compared with an income tax expense of $4.1 million for the corresponding 2014 period. The increase in income tax expense is a result of an increase in taxable income.

See Note 7 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $96.0 million was available as of June 30, 2015.

At June 30, 2015, we had cash of $38.8 million, of which $26.3 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

	Six months ended June 30,
(Dollar amounts in thousands)	2015	2014
Cash provided by operating activities	$76,725	$67,537
Cash used in investing activities	(15,938)	(9,495)
Cash used in financing activities	(54,064)	(52,696)

Increase in cash	$6,723	$5,346

Net cash provided by operating activities for the six months ended June 30, 2015 was $76.7 million compared with cash provided by operating activities of $67.5 million for the corresponding 2014 period. The increase of $9.2 million was mainly driven by higher income from operations and a decrease in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2015 was $15.9 million compared with $9.5 million for the corresponding period in 2014. The increase was mainly attributable to higher purchases of property and equipment in the 2015 period.

Net cash used in financing activities for the six months ended June 30, 2015 was $54.1 million as compared with $52.7 million for the corresponding 2014 period. Increase in cash used in financing activities is due to $10.0 million used to repurchase our common stock offset by lower short term repayments of $8.0 million as compared to last year.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $15.4 million and $9.7 million for the six months ended June 30, 2015 and 2014, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 18, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 19, 2015 to stockholders of record as of February 2, 2015.

On May 6, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend of $0.10 per share was paid on June 5, 2015 to stockholders of record as of close of business on May 18, 2015.

On August 5, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend of $0.10 per share will be paid on September 3, 2015 to stockholders of record as of close of business on August 17, 2015.

Financial Obligations

Senior Secured Credit Facilities

Term A Loan

As of June 30, 2015, the unpaid principal balance of the Term A Loan was $270.0 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. For the six months ended June 30, 2015, the Company made principal payments amounting to $7.5 million on the Term A Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate, as defined in our 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of June 30, 2015, the unpaid principal balance of the Term B Loan was $392.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. For the six months ended June 30, 2015, the Company made principal payments amounting to $2.0 million on the Term B Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has a balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of June 30, 2015, the outstanding balance of the revolving credit facility was $4.0 million. For the six months ended June 30, 2015, the Company made payments amounting to $19.0 million on the revolving credit facility.

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

See Note 4 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Note payable

In December 2014 and June 2015, EVERTEC entered into a non-interest bearing $4.6 million and $1.1 million, respectively, financing agreements to purchase certain softwares. The notes will be repaid over a 36-month term. As of June 30, 2015 the outstanding principal balance of the notes payable is $5.0 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would limit the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of June 30, 2015, the senior secured leverage ratio was 3.4 to 1.00 and we were in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands)	Three months ended June 30, 2015	Six months ended June 30, 2015	Twelve months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2014
Net income	$20,267	$39,330	$70,883	$17,773	$35,979
Income tax expense	2,120	4,366	7,821	1,962	4,123
Interest expense, net	6,083	12,180	24,677	6,422	13,256
Depreciation and amortization	16,006	32,834	65,818	16,390	33,004

EBITDA	44,476	88,710	169,199	42,547	86,362
Software maintenance reimbursement and other costs(1)	455	929	2,068	563	1,109
Equity income (2)	(9)	(199)	(676)	(15)	(338)
Compensation and benefits (3)	1,831	2,664	7,891	437	925
Transaction, refinancing and other non-recurring fees (4)	411	732	6,146	1,999	2,516
Purchase accounting (5)	(9)	(12)	261	(8)	173

Adjusted EBITDA	47,155	92,824	204,998	45,523	90,747
Operating depreciation and amortization(6)	(6,638)	(14,099)	(28,853)	(7,281)	(14,764)
Cash interest expense, net (7)	(5,309)	(10,642)	(21,583)	(5,655)	(11,410)
Cash income taxes (8)	(981)	(3,601)	(4,175)	(402)	(402)

Adjusted net income	$34,227	$64,482	$130,278	$32,185	$64,171

Adjusted net income per common share:
Basic	$0.44	$0.83		$0.41	$0.82
Diluted	$0.44	$0.83		$0.41	$0.81
Shares used in computing adjusted net income per common share:
Basic	77,457,322	77,631,339		78,410,554	78,393,042
Diluted	77,697,861	77,780,202		79,199,964	79,204,642

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
(3)	Primarily represents non-cash equity based compensation expense.
(4)	Represents fees and expenses associated with non-recurring fees and corporate transactions, including costs related to the CEO succession in the fourth quarter of 2014 and fees associated with the withdrawn senior secured notes offerings in the second quarter of 2014.
(5)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(6)	Represents operating depreciation and amortization expense which excludes amortization generated as a result of the Merger.
(7)	Represents interest expense, less interest income, as they appear on our consolidated statement of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issuance costs, premium and accretion of discount and other adjustments related to interest expense.
(8)	Represents cash taxes paid.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of June 30, 2015, we had an outstanding letter of credit of $0.9 million with a maturity of less than three months. Also, as of June 30, 2015 we had an off balance sheet item of $4.2 million related to the unused amount of the windfall tax benefit that is available to offset future taxable income.

See Note 7 of the Unaudited Consolidated Financial Statements within Item I of this Quarterly Report on Form 10-Q for additional information related to this off balance sheet item.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2015 under the senior secured credit facilities would increase our annual interest expense by approximately $6.6 million, excluding the revolving credit facility. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive (loss) income in the unaudited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in Other operating income in the consolidated statements of income and comprehensive (loss) income. At June 30, 2015, the Company had $0.8 million in a favorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income compared with an unfavorable foreign currency translation adjustment of $6.5 million at December 31, 2014.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Further ratings downgrades for the Commonwealth of Puerto Rico and its instrumentalities (collectively the “Government”) have occurred since then and there continues to be significant doubt regarding the Government’s liquidity and its ability to pay outstanding debt obligations. Certain measures have been taken to attend the fiscal crisis, including an increase in the sales tax rate and several spending cuts. Furthermore, the Government has shown indications that it might not be able to make certain scheduled payments on bonds. On August 3, 2015, the Government defaulted for the first time on the Public Finance Corporation bonds and only made a partial interest payment on that obligation. In addition, the Government halted deposits into the fund that pays its general obligation bonds, although has expressed its intentions to deposit the funds on time to comply with scheduled payments. The Government has expressed its intention to continue taking actions to improve the liquidity of the General Fund and is attempting to renegotiate some terms of certain outstanding bonds.

At June 30, 2015, the Company has no direct exposure to the Puerto Rico government, instrumentalities or municipalities’ debt obligations. The Company has accounts receivable with the Puerto Rico government and its agencies amounting to $17.4 million as of June 30, 2015.

The foregoing risk and the risks described in our 2014 Form 10-K and elsewhere in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the six month period ended June 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
1/1/2015 - 3/31/2015 (1)	452,175	22.114	452,175	$40,000,000

Total	452,175	$22.114	452,175

(1)	On September 24, 2014, the Company announced a stock repurchase program authorizing the purchase of up to $75 million of the Company’s common stock over the next twelve months.

Item 3. Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.49*+	Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of April 1, 2015, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr.

10.50*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of April 1, 2015, by and between EVERTEC, Inc. and Morgan M. Schuessler, Jr.

10.51*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of April 1, 2015, by and between EVERTEC, Inc. and Morgan M. Schuessler, Jr.

10.52*+	Employment Agreement, dated as of May 25, 2015, by and between EVERTEC Group, LLC and Mariana Lischner Goldvarg.

10.53*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Mariana Lischner Goldvarg.

10.54*+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Frank G. D’Angelo.

10.55*+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Alan H. Schumacher.

10.56*+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Brian J. Smith.

10.57*+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Jorge Junquera.

10.58*+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Olga Botero.

10.59*+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Teresita Loubriel.

10.60*+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Thomas W. Swidarski.

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: August 7, 2015	By:	/s/ Morgan Schuessler
Morgan Schuessler
Chief Executive Officer

Date: August 7, 2015	By:	/s/ Juan J. Román
Juan J. Román
Chief Financial Officer