Form 10-Q
period 2015-09-30
EVERTEC, Inc.
filed 2015-11-06
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

At October 30, 2015, there were 76,108,355 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

•	for as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities will be limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we most likely will be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition;

•	our ability to renew our client contracts on terms favorable to us;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network;

•	a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, tax, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico and its instrumentalities, which are facing severe fiscal challenges;

•	additional adverse changes in the general economic conditions in Puerto Rico, including the continued migration of Puerto Ricans to the U.S. mainland, which could negatively affect our customer base, general consumer spending, our cost of operations and our ability to hire and retain qualified employees;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future; and

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits.

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

EVERTEC, Inc. (Unaudited) Consolidated Condensed Balance Sheets

(Dollar amounts in thousands, except for share information)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash	$40,401	$32,114
Restricted cash	13,547	5,718
Accounts receivable, net	68,429	75,810
Deferred tax asset	6,921	399
Prepaid expenses and other assets	20,736	20,565

Total current assets	150,034	134,606
Investment in equity investee	12,281	11,756
Property and equipment, net	33,281	29,535
Goodwill	368,543	368,837
Other intangible assets, net	309,680	334,584
Other long-term assets	9,078	10,917

Total assets	$882,897	$890,235

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$32,917	$26,052
Accounts payable	22,417	22,879
Unearned income	11,683	9,825
Income tax payable	62	1,956
Current portion of long-term debt	20,875	19,000
Short-term borrowings	18,000	23,000
Deferred tax liability, net	—	1,799

Total current liabilities	105,954	104,511
Long-term debt	632,137	647,579
Long-term deferred tax liability, net	23,858	15,674
Other long-term liabilities	2,695	2,898

Total liabilities	764,644	770,662

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 76,105,880 shares issued and outstanding at September 30, 2015 (December 31, 2014 - 77,893,144)	762	779
Additional paid-in capital	28,502	59,740
Accumulated earnings	95,038	65,576
Accumulated other comprehensive loss, net of tax	(6,049)	(6,522)

Total stockholders’ equity	118,253	119,573

Total liabilities and stockholders’ equity	$882,897	$890,235

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Statements of Income and Comprehensive Income

(Dollar amounts in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Merchant acquiring, net	$20,784	$19,227	$62,041	$58,345
Payment processing (from affiliates: $7,664, $7,334, $22,680 and $22,040)	27,502	25,848	80,638	77,691
Business solutions (from affiliates: $34,391, $33,688, $103,649 and $101,289)	44,492	43,804	134,672	131,609

Total revenues	92,778	88,879	277,351	267,645

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	44,821	38,862	125,280	115,781
Selling, general and administrative expenses	10,428	7,104	27,079	25,629
Depreciation and amortization	16,934	16,453	49,767	49,457

Total operating costs and expenses	72,183	62,419	202,126	190,867

Income from operations	20,595	26,460	75,225	76,778

Non-operating income (expenses)
Interest income	140	91	371	245
Interest expense	(6,003)	(6,370)	(18,414)	(19,780)
(Losses) earnings of equity method investment	(3)	241	196	905
Other income (expenses)	381	(249)	1,430	2,127

Total non-operating expenses	(5,485)	(6,287)	(16,417)	(16,503)

Income before income taxes	15,110	20,173	58,808	60,275
Income tax expense	1,687	1,082	6,053	5,205

Net income	13,423	19,091	52,755	55,070
Other comprehensive income (loss), net of tax of $3, $4, $37 and $57
Foreign currency translation adjustments	84	378	473	(6,573)

Total comprehensive income	$13,507	$19,469	$53,228	$48,497

Net income per common share - basic	$0.17	$0.24	$0.68	$0.70

Net income per common share - diluted	$0.17	$0.24	$0.68	$0.70

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2014	77,893,144	$779	$59,740	$65,576	$(6,522)	$119,573
Share-based compensation recognized	—	—	3,748	—	—	3,748
Repurchase of common stock	(1,834,228)	(18)	(34,955)	—	—	(34,973)
Restricted stock grants and units delivered, net of cashless	46,964	1	(31)	—	—	(30)
Net income	—	—	—	52,755	—	52,755
Cash dividends declared on common stock	—	—	—	(23,293)	—	(23,293)
Other comprehensive income	—	—	—	—	473	473

Balance at September 30, 2015	76,105,880	762	28,502	95,038	(6,049)	$118,253

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$52,755	$55,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,767	49,457
Amortization of debt issue costs and accretion of discount	2,488	2,315
Provision for doubtful accounts and sundry losses	1,302	1,102
Deferred tax benefit	(113)	(1,486)
Share-based compensation	3,748	1,314
Unrealized (gain) loss of indemnification assets	(14)	459
Loss on disposition of property and equipment and other intangibles	124	23
Earnings of equity method investment	(196)	(905)
Dividend received from equity method investment	—	326
Decrease (increase) in assets:
Accounts receivable, net	6,456	309
Prepaid expenses and other assets	(418)	(4,283)
Other long-term assets	199	2,497
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	6,553	(7,357)
Income tax payable	(1,894)	1,686
Unearned income	1,858	3,271

Total adjustments	69,860	48,728

Net cash provided by operating activities	122,615	103,798

Cash flows from investing activities
Net increase in restricted cash	(7,828)	(693)
Intangible assets acquired	(13,322)	(9,100)
Property and equipment acquired	(14,074)	(7,463)
Proceeds from sales of property and equipment	14	44

Net cash used in investing activities	(35,210)	(17,212)

Cash flows from financing activities
Statutory minimum withholding taxes paid on cashless exercises of stock options and restricted stock	(31)	(1,004)
Net decrease in short-term borrowing	(5,000)	(42,000)
Repayment of short-term borrowing for purchase of equipment and software	(1,542)	(1,200)
Dividends paid	(23,322)	(23,547)
Tax windfall benefits on exercises of stock options	—	1,937
Issuance of common stock, net	—	314
Repurchase of common stock	(34,973)	—
Repayment of other financing agreement	—	(95)
Repayment of long-term debt	(14,250)	(14,250)

Net cash used in financing activities	(79,118)	(79,845)

Net increase in cash	8,287	6,741
Cash at beginning of the period	32,114	22,485

Cash at end of the period	$40,401	$29,226

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,383	$18,736
Cash paid for income taxes	4,600	703

Supplemental disclosure of non-cash activities:
Dividend declared not received from equity method investment	$—	$326
Foreign currency translation adjustments	473	(6,573)
Payable due to vendor related to software acquired	1,125	—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services across 19 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

Management believes that the Company’s business is well-positioned to continue to expand across the fast-growing Latin American region.

Basis of Presentation

The unaudited consolidated condensed financial statements of EVERTEC have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the accompanying unaudited consolidated condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited consolidated condensed financial statements. Actual results could differ from these estimates.

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2014, included in the Company’s 2014 Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements, prepared in accordance with GAAP, contain all adjustments, all of which are normal and recurring in nature, necessary for a fair presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2—Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In August 2015, the FASB deferred the effective date for updated guidance on revenue recognition by one year. Previously, Update 2014-09 was effective for annual reporting periods beginning after December 15, 2016. The amendments in the Update provide that the guidance be applied to reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

In August 2015, the FASB clarified that the presentation of debt issuance costs related to line-of-credit arrangements as an asset is acceptable, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The amendments in this Update are effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

In September 2015, the FASB issued updated guidance simplifying the accounting for measurement-period adjustments for business combinations. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact, if any, of the adoption of this guidance on its financial statements.

Note 3 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2015	December 31, 2014

Buildings	30	$1,616	$1,602
Data processing equipment	3 - 5	90,905	77,588
Furniture and equipment	3 - 20	7,603	7,540
Leasehold improvements	5 - 10	3,585	2,964

		103,709	89,694
Less - accumulated depreciation and amortization		(71,861)	(61,580)

Depreciable assets, net		31,848	28,114
Land		1,433	1,421

Property and equipment, net		$33,281	$29,535

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2015 amounted to $3.9 million and $11.3 million, respectively, compared to $3.8 million and $11.5 million, respectively, for the same periods in 2014.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 12):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total

Balance at December 31, 2014	$138,121	$184,228	$46,488	$368,837
Foreign currency translation adjustments	—	(392)	98	(294)

Balance at September 30, 2015	$138,121	$183,836	$46,586	$368,543

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

The carrying amount of other intangible assets at September 30, 2015 and December 31, 2014 consisted of the following:

(Dollar amounts in thousands)		September 30, 2015
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$312,727	$(112,199)	$200,528
Trademark	10 - 15	39,950	(17,320)	22,630
Software packages	3 - 10	151,744	(102,915)	48,829
Non-compete agreement	15	56,539	(18,846)	37,693

Other intangible assets, net		$560,960	$(251,280)	$309,680

(Dollar amounts in thousands)		December 31, 2014
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$312,735	$(95,482)	$217,253
Trademark	10 - 15	39,950	(14,722)	25,228
Software packages	3 - 10	138,188	(86,605)	51,583
Non-compete agreement	15	56,539	(16,019)	40,520

Other intangible assets, net		$547,412	$(212,828)	$334,584

For the three and nine months ended September 30, 2015, the Company recorded amortization expense related to other intangibles of $13.0 million and $38.4 million, respectively, compared to $12.7 million and $37.9 million for the corresponding 2014 periods.

The estimated amortization expense of the balances outstanding at September 30, 2015 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2015	$11,158
2016	40,906
2017	37,652
2018	34,467
2019	33,078
2020	31,010

Note 5 – Debt and Short-Term Borrowings

Total debt as of September 30, 2015 and December 31, 2014 was as follows:

(Dollar amounts in thousands)	September 30, 2015	December 31, 2014

Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$266,052	$277,239
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR Rate plus applicable margin(2)(3))	386,960	389,340
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	18,000	23,000
Note Payable due on October 1, 2017(3)	3,315	4,333
Note Payable due on July 1, 2017(3)	670	—

Total debt	$674,997	$693,912

(1)	Applicable margin of 2.25% at September 30, 2015 and 2.50% at December 31, 2014.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at September 30, 2015 and 2.75% December 31, 2014.
(3)	Includes unamortized discount.

Senior Secured Credit Facilities

Term A Loan

As of September 30, 2015, the unpaid principal balance of the Term A Loan was $266.3 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group, LLC’s (“EVERTEC Group”) first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate, as defined in the 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of September 30, 2015, the unpaid principal balance of the Term B Loan was $391.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

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

All senior secured credit facility loans may be prepaid without premium or penalty.

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

Note payable

In December 2014 and June 2015, EVERTEC entered into non-interest bearing financing agreements of $4.6 million and $1.1 million, respectively, to purchase software. The notes will be repaid over a 36-month term. As of September 30, 2015 the outstanding principal balance of the notes payable is $4.2 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

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

The following table summarizes fair value measurements by level at September 30, 2015 and December 31, 2014 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total

September 30, 2015
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$—	$—

December 31, 2014
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$1,428	$1,428

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

Indemnification assets include the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts had termination dates up to September 2015 and were entered into in connection with the merger transaction completed on September 30, 2010 (“the Merger”). Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. As of September 30, 2015, the indemnification asset has been fully repaid. The balance was adjusted to reflect its fair value as of September 30, 2015, therefore resulting in a net unrealized gain of approximately $2,000 and $14,000 for the three and nine months ended September 30, 2015, respectively, and a net unrealized loss of approximately $0.3 million and $0.5 million for the three and nine months ended September 30, 2014, respectively, which are reflected within the other expenses caption in the unaudited consolidated condensed statements of income and comprehensive income. The indemnification assets were included within accounts receivable, net in the accompanying consolidated condensed balance sheet at December 31, 2014.

The unobservable inputs related to the Company’s indemnification assets as of September 30, 2015 using the discounted cash flow model include the discount rate of 5.01%.

For indemnification assets a significant increase or decrease in market rates or cash flows could have resulted in a significant change to the fair value. Also, the credit rating and/or the non-performance credit risk of Popular, which is subjective in nature, also could have increased or decreased the sensitivity of the fair value of these assets.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$1,428	$1,428

Financial liabilities:
Senior secured term loan A	$266,052	$253,382	$277,239	$266,400
Senior secured term loan B	386,960	377,561	389,340	385,462

The fair value of the senior secured term loans at September 30, 2015 and December 31, 2014 were obtained using prices supplied by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. The pricing inputs also may include the use of an algorithm that could take into account movement in the general high-yield market, among other variants.

The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, would be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014	2015	2014

Indemnification assets:
Beginning balance	$141	$2,114	$1,428	$3,586
Payments received	(143)	(196)	(1,442)	(1,495)
Unrealized gain (loss) recognized in other expenses	2	(286)	14	(459)

Ending balance	$—	$1,632	$—	$1,632

Note 7 – Share-based Compensation

Long-term Incentive Plan

In the first quarter of 2015, the Compensation Committee of the Board of Directors approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2015 Long-Term Incentive Program (“LTIP”) under the terms of our 2013 Equity Incentive Plan. Under the LTIP, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the start of the fiscal year during which the RSUs were granted and ending on January 1st of each year. Employees that received awards with market conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Company’s total shareholder return (“TSR”) target relative to a specified group of industry peer companies is achieved. Employees that received awards with performance conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Cumulative Compound Annual Growth Rate (“CAGR”) of Diluted EPS target is achieved. Performance and market-based awards vest at the end of the performance period which commenced on the start of the fiscal year during which the RSUs were granted and ends on January 1, 2018. Awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes stock options activity for the nine months ended September 30, 2015:

	Shares	Weighted-average exercise prices

Outstanding at December 31, 2014	316,000	$19.56
Forfeited	126,000	18.81

Outstanding at September 30, 2015	190,000	$20.06

Exercisable at September 30, 2015	83,333	$23.62

Management uses the fair value method of recording share-based compensation as described in the guidance for stock compensation in ASC topic 718.

The following table summarizes nonvested restricted shares and RSUs activity for the nine months ended September 30, 2015:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value

Nonvested at December 31, 2014	23,252	$22.04
Forfeited	33,214	23.61
Vested	45,084	22.38
Granted	581,238	22.35

Nonvested at September 30, 2015	526,192	$22.26

For the three and nine months ended September 30, 2015 the Company recognized compensation expense of $1.6 million and $3.7 million, respectively, and for the three months and nine months ended September 30, 2014, the Company recognized $0.6 million and $1.3 million of share-based compensation expense, respectively. As of September 30, 2015, there was $0.4 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over the next 1.4 years. In addition, for the same period, there was approximately $8.9 million of total unrecognized compensation cost related to nonvested shares of restricted stock and RSUs. That cost is expected to be fully recognized over the next 2.3 years.

Note 8 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014	2015	2014

Current tax provision	$1,811	$2,138	$6,166	$6,691
Deferred tax benefit	(124)	(1,056)	(113)	(1,486)

Income tax expense	$1,687	$1,082	$6,053	$5,205

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2015 and 2014 and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014	2015	2014

Current tax provision (benefit)
Puerto Rico	$820	$1,687	$3,342	$3,047
United States	118	(923)	419	(508)
Foreign countries	873	1,374	2,405	4,152

Total current tax provision	$1,811	$2,138	$6,166	$6,691

Deferred tax (benefit) provision
Puerto Rico	$134	$(518)	$544	$314
United States	(24)	(138)	(82)	(141)
Foreign countries	(234)	(400)	(575)	(1,659)

Total deferred tax benefit	$(124)	$(1,056)	$(113)	$(1,486)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2015, the gross deferred tax asset amounted to $7.9 million and the gross deferred tax liability amounted to $24.9 million, compared with $9.7 million and $26.8 million as of December 31, 2014. At September 30, 2015, the recorded value of the Company’s net operating loss (“NOL”) carryforwards was $4.6 million. The recorded value of the NOL carryforwards is approximately $4.2 million lower than the total NOL carryforwards available because of a windfall tax benefit. The windfall tax benefit is available to offset future taxable income and is considered an off-balance sheet item until the deduction reduces taxes payable. This windfall tax benefit results from tax deductions that were in excess of previously recorded compensation expense because the fair value of stock options at the time they were granted differed from their fair value when they were exercised. The total gross NOL carryforwards available, including the windfall benefit, amounted to $22.4 million as of September 30, 2015.

There are no open uncertain tax positions as of September 30, 2015.

Note 9 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands, except per share information)	2015	2014	2015	2014

Net income	$13,423	$19,091	$52,755	$55,070
Less: non-forfeitable dividends on restricted stock	6	—	6	—

Net income available to common shareholders	$13,417	$19,091	$52,749	$55,070

Weighted average common shares outstanding	77,160,514	78,666,241	77,472,673	78,485,109

Weighted average potential dilutive common shares (1)	132,299	550,683	104,722	708,343

Weighted average common shares outstanding - assuming dilution	77,292,813	79,216,924	77,577,394	79,193,452

Net income per common share - basic	$0.17	$0.24	$0.68	$0.70

Net income per common share - diluted	$0.17	$0.24	$0.68	$0.70

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

On February 18, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 19, 2015 to stockholders of record as of March 2, 2015. On May 6, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 5, 2015 to stockholders of record as of May 18, 2015. On August 5, 2015, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on September 3, 2015 to stockholders of record as of August 17, 2015.

Note 10 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for the three and nine months ended September 30, 2015 amounted to $1.9 million and $6.0 million, respectively, compared to $2.0 million and $6.2 million for the corresponding 2014 periods. Rent expense for telecommunications and other equipment for the three and nine months ended September 30, 2015 amounted to $1.4 million and $4.0 million, respectively, compared to $1.5 million and $4.6 million for the corresponding 2014 periods.

In the ordinary course of business, the Company may enter into commercial commitments. As of September 30, 2015, EVERTEC has an outstanding letter of credit of $1.1 million with a maturity of less than three months.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss would be minimal. For other claims for which proceedings are in an initial phase, the Company is unable to estimate the range of possible loss but at this time believes that any loss related to such claims will not be material.

Note 11 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014	2015	2014

Total revenues (1)(2)	$42,055	$41,022	$126,329	$123,329

Cost of revenues	$406	$132	$1,496	$888

Rent and other fees	$1,831	$1,999	$5,798	$6,000

Interest earned from and charged by affiliate
Interest income	$59	$48	$146	$150

(1)	Total revenues from Popular as a percentage of revenues were 45%, 46%, 45% and 45% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $0.5 million and $1.6 million for the three and nine months ended September 30, 2015, respectively, and $0.6 million and $2.0 million for the corresponding 2014 periods.

At September 30, 2015 and December 31, 2014, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	September 30, 2015	December 31, 2014

Cash and restricted cash deposits in affiliated bank	$25,324	$13,566

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$—	$1,428

Other due to/from affiliate
Accounts receivable	$19,881	$17,006

Prepaid expenses and other assets	$2,605	$1,141

Accounts payable(2)	$2,231	$5,260

Unearned income	$10,069	$8,154

Other long-term liabilities (2)	$14	$45

(1)	Recorded in connection with reimbursements from Popular regarding certain software license fees.
(2)	Includes an account payable of $32,000 and a long-term liability of $14,000 at September 30, 2015 and accounts payable of $0.2 million and a long-term liability of $45,000 for December 31, 2014, respectively, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

At September 30, 2015, EVERTEC Group has a credit facility with Popular for $4.2 million, on behalf of EVERTEC Costa Rica S.A., under which a letter of credit of a similar amount was issued.

Note 12 – Segment Information

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews the individual segment financial information to assess performance and to allocate resources.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total

Three months ended September 30, 2015
Revenues	20,784	34,298	44,492	(6,796	) (1)	92,778
Income from operations	8,517	12,777	10,308	(11,007	) (2)	20,595

Three months ended September 30, 2014
Revenues	19,227	32,492	43,805	(6,645	) (1)	88,879
Income from operations	8,518	14,707	12,696	(9,461	) (2)	26,460

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total

Nine months ended September 30, 2015
Revenues	62,041	101,101	134,672	(20,463	) (1)	277,351
Income from operations	27,411	40,828	37,841	(30,855	) (2)	75,225

Nine months ended September 30, 2014
Revenues	58,345	97,587	131,609	(19,896	) (1)	267,645
Income from operations	25,700	44,738	36,232	(29,892	) (2)	76,778

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014	2015	2014
Segment income from operations
Merchant Acquiring, net	$8,517	$8,518	$27,411	$25,700
Payment Processing	12,777	14,707	40,828	44,738
Business Solutions	10,308	12,696	37,841	36,232

Total segment income from operations	31,602	35,921	106,080	106,670
Merger related depreciation and amortization and other unallocated expenses(1)	(11,007)	(9,461)	(30,855)	(29,892)

Income from operations	20,595	26,460	75,225	76,778

Interest expense, net	(5,863)	(6,279)	(18,043)	(19,535)
(Losses) earnings of equity method investment	(3)	241	196	905
Other income (expenses)	381	(249)	1,430	2,127
Income tax expense	(1,687)	(1,082)	(6,053)	(5,205)

Net income	$13,423	$19,091	$52,755	$55,070

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 13 – Subsequent Events

On November 4, 2015, the Company’s Board of Directors (the “Board”) declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis, however future declarations of dividends are subject to Board approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on December 4, 2015 to stockholders of record as of the close of business on November 16, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) our unaudited results of operations for the three and nine months ended September 30, 2015 and 2014, respectively; and (ii) our financial condition as of September 30, 2015. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014, included in the Company’s annual report on Form 10-K (the “2014 Form 10-K”) and with the unaudited consolidated financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

“ATH®” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Executive Summary

EVERTEC is a leading full-service transaction processing business in Latin America, providing a broad range of merchant acquiring, payment processing and business process management services. According to the July 2014 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America, based on total number of transactions. We serve 19 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than 2.1 billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

We benefit from an attractive business model, the hallmarks of which are recurring revenue, scalability, significant operating margins and low capital expenditure requirements. Our revenue is recurring in nature because of the “mission-critical” and embedded nature of the services we provide, the high switching costs associated with these services and the multi-year contracts we negotiate with our customers. Our business model enables us to leverage off of our operations and as our assets become obsolete, allows us to substitute these assets and would allow us to continue to grow our business and invest in assets as needed.

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

Separation From and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of the Merger, EVERTEC Group entered into a 15-year Master Services Agreement (the “MSA”), and several related agreements with Popular. Under the terms of the MSA, Popular agreed to continue to use EVERTEC services on an ongoing and exclusive basis, for the duration of the agreement, on commercial terms consistent with those of our historical relationship. On the anniversary of the MSA, fees are adjusted for changes in the consumer price index (“CPI”). Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the MSA.

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

Overview of Results of Operations

The following briefly describes the components of revenue and expenses as presented in the unaudited consolidated condensed statements of income and comprehensive income . Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to the Audited Consolidated Financial Statements included in our 2014 Form 10-K.

Merchant Acquiring, net. Merchant Acquiring revenue consists of income from services that allow merchants to accept electronic methods of payment. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. In the Merchant Acquiring segment, sources of revenue include a discount (generally a percentage of the sales amount of a credit or debit card transaction value) and membership fees charged to merchants, debit network fees and rental income from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks.

Merchant Acquiring accounted for $20.8 million, or 22.4% of total revenues, and $8.5 million or 27.0% of total segment income from operations for the three months ended September 30, 2015, compared with $19.2 million, or 21.7%, of total revenues and $8.5 million, or 23.7% of total segment income from operations for the comparable period in 2014. For the nine months ended September 30, 2015, our Merchant Acquiring business accounted for $62.0 million, or 22.4% of total revenues and $27.4 million or 25.8% of total segment income from operations compared with $58.3 million, or 21.9%, of total revenues and $25.7 million, or 24.1%, of total segment income from operations for the nine months ended September 30, 2014.

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

Payment Processing accounted for $27.5 million, or 29.6%, of total revenues and $12.8 million, or 40.4%, of total segment income from operations for the three months ended September 30, 2015, compared with $25.8 million, or 29.1%, of total revenues and $14.7 million, or 40.4%, of total segment income from operations for the three months ended September 30, 2014. For the nine months ended September 30, 2015, our Payment Processing business accounted for $80.6 million, or 29.1%, of total revenues and $40.8 million, or 38.5%, of total segment income from operations, compared with $77.7 million, or 29.0%, of total revenues and $44.7 million, or 41.9%, of total segment income from operations for the nine months ended September 30, 2014.

Business Solutions. Business Solutions revenue consists of income from a full suite of business process management solutions including core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. Business Solution services are offered to banks, commercial enterprises and government institutions. We generally enter into one to five year contracts with our private Business Solutions clients and one year contracts with our government Business Solutions clients.

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

Business Solutions accounted for $44.5 million, or 48.0%, of total revenues and $10.3 million, or 32.6%, of total segment income from operations for the three months ended September 30, 2015, compared with $43.8 million, or 49.4%, of total revenues and $12.7 million, or 35.3%, of total segment income from operations for the three months ended September 30, 2014. For the nine months ended September 30, 2015, Business Solutions accounted for $134.7 million, or 48.6%, of total revenues and $37.8 million, or 35.7%, of total segment income from operations, compared with $131.6 million, or 49.2%, of total revenues and $36.2 million, or 34.0%, of total segment income from operations for the nine months ended September 30, 2014.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and nine months ended September 30, 2015 and 2014. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2015 and 2014

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the three months ended September 30, 2015 and 2014.

Revenues

	Three months ended September 30,
(Dollar amounts in thousands)	2015	2014	Variance

Merchant Acquiring, net	$20,784	$19,227	$1,557	8%
Payment Processing	27,502	25,848	1,654	6%
Business Solutions	44,492	43,804	688	2%

Total revenues	$92,778	$88,879	$3,899	4%

Total revenues for the three months ended September 30, 2015 increased by $3.9 million or 4% when compared to the corresponding 2014 period.

Merchant Acquiring revenue for the three months ended September 30, 2015 increased by $1.6 million or 8% compared with the corresponding 2014 period. The revenue growth was due mainly to an increase in transaction volumes coupled with an increase in net revenue rate spread.

Payment Processing revenue for the three months ended September 30, 2015 increased $1.7 million or 6% compared with the corresponding 2014 period. Revenue growth in the quarter was primarily driven by an increase in transactions processed over the ATH debit network and card accounts on file within the card products business.

Business Solutions revenues for the three months ended September 30, 2015 increased $0.7 million or 2% compared with the corresponding 2014 period. The increase is primarily related to an increase in core banking revenues partially offset by a decrease in IT Consulting revenues.

Total revenues in Puerto Rico grew 3.3% and outside Puerto Rico grew 12.2% for the quarter ended September 30, 2015 when compared with the same period in 2014.

Operating costs and expenses

	Three months ended September 30,
(Dollar amounts in thousands)	2015	2014	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$44,821	$38,862	$5,959	15%
Selling, general and administrative expenses	10,428	7,104	3,324	47%
Depreciation and amortization	16,934	16,453	481	3%

Total operating costs and expenses	$72,183	$62,419	$9,763	16%

Total operating costs and expenses for the three months ended September 30, 2015 increased $9.8 million or 16% as compared to the corresponding 2014 period.

Cost of revenues increased by $6.0 million or 15% when compared with the corresponding 2014 period. The increase was mainly related to an increase in salaries and benefits as a result of certain severance payments made during the quarter primarily related to the previously disclosed voluntary termination offers extended to certain employees which included special termination benefits and an increase in share-based compensation expense. Additionally, other operating expenses increased as a result of an increase in sundry losses and general operating expenses.

Selling, general and administrative expenses for the three months ended September 30, 2015 increased $3.3 million or 47% as compared with the corresponding 2014 period. This increase is almost entirely related to an increase in salaries and benefits as a result of the aforementioned voluntary termination severance payments and an increase in share-based compensation.

Depreciation and amortization expense for the three months ended September 30, 2015 increased $0.5 million or 3% as compared with the corresponding 2014 period. The increase is related to an increase in amortization from software packages as a result of various software projects that were completed and implemented in 2015.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended September 30,
(Dollar amounts in thousands)	2015	2014	Variance

Segment income from operations
Merchant Acquiring, net	$8,517	$8,518	$(1)	0%
Payment Processing	12,777	14,707	(1,930)	-13%
Business Solutions	10,308	12,696	(2,388)	-19%

Total segment income from operations	31,602	35,921	(4,319)	-12%
Merger related depreciation and amortization and other unallocated expenses (1)	(11,007)	(9,461)	(1,546)	-16%

Income from operations	$20,595	$26,460	$(5,864)	-22%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended September 30, 2015 decreased $5.9 million or 22% compared with the corresponding 2014 period. The decrease in income from operations was the result of the aforementioned factors affecting our operating costs and expenses and notably the $5.7 million severance charge pertaining to the voluntary termination program.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Three months ended September 30,
(Dollar amounts in thousands)	2015	2014	Variance

Non-operating income (expenses)
Interest income	$140	$91	$49	54%
Interest expense	(6,003)	(6,370)	367	6%
(Losses) earnings of equity method investment	(3)	241	(244)	-101%
Other income (expenses)	381	(249)	630	101%

Total non-operating expenses	$(5,485)	$(6,287)	$801	13%

Total non-operating expenses for the three months ended September 30, 2015 decreased $0.8 million as compared with the corresponding 2014 period. The decrease is mostly driven by a decrease in interest expense as a result of a 25 basis point decrease in the interest rate as a result of lowering the senior secured leverage ratio below 3.50x coupled with a lower outstanding loan balance. In addition, other expenses decreased as a result of negative fair value adjustments made to our software indemnification assets during the prior year. These decreases in expenses were partially offset by a decrease in earnings from our equity method investment, Contado.

Income tax expense

Income tax expense for the three months ended September 30, 2015 amounted to $1.7 million compared with an income tax expense of $1.1 million in the prior year period and an effective tax rate of 11.16% compared to 5.36% in the prior year. The increase was driven by an increase in income tax expense related to our operations in the U.S. Virgin Islands.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the nine months ended September 30, 2015 and 2014

The following tables present the components of our unaudited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the nine months ended September 30, 2015 and 2014.

Revenues

	Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014	Variance

Merchant Acquiring, net	$62,041	$58,345	$3,696	6%
Payment Processing	80,638	77,691	2,947	4%
Business Solutions	134,672	131,609	3,063	2%

Total revenues	$277,351	$267,645	$9,707	4%

Total revenues for the nine months ended September 30, 2015 increased $9.7 million or 4% compared with the corresponding 2014 period.

Merchant Acquiring revenue for the nine months ended September 30, 2015 increased $3.7 million or 6% as compared to the corresponding 2014 period. The revenue growth was primarily the result of an increase in net revenue spread and higher sales volume.

Payment Processing revenue for the nine months ended September 30, 2015 increased $2.9 million or 4% compared with the corresponding 2014 period. Revenue growth was driven mainly by an increase in ATH and POS network and processing transactions.

Business Solutions revenues for the nine months ended September 30, 2015 increased $3.1 million or 2% compared with the corresponding 2014 period. The increase was primarily related to an increase in income from core banking services and hardware sales, partially offset by a decrease in IT Consulting services and IT Management services.

Total revenues in Puerto Rico grew 2.9% and outside Puerto Rico grew 8.7% for the nine months ended September 30, 2015 when compared with the same period in 2014.

Operating costs and expenses

	Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$125,280	$115,781	$9,499	8%
Selling, general and administrative expenses	27,079	25,629	1,450	6%
Depreciation and amortization	49,767	49,457	310	1%

Total operating costs and expenses	$202,126	$190,867	$11,260	6%

Total operating costs and expenses for the nine months ended September 30, 2015 increased $11.3 million or 6% as compared with the corresponding 2014 period.

Cost of revenue for the nine months ended September 30, 2015 increased $9.5 million or 8% compared with the corresponding 2014 period. The increase was driven by an increase in salaries as a result of $4.0 million in severance payments made primarily related to the voluntary termination offers extended to certain employees during the second quarter of 2015 coupled with higher share based compensation. In addition, there was an increase in other operating expenses driven by an increase in general operating expenses and sundry losses.

Selling, general and administrative expenses for the nine months ended September 30, 2015 increased $1.5 million or 6% compared with the corresponding 2014 period. The increase was primarily related to an increase in salaries as a result of an increase in share based compensation and $1.7 million in severance payments made during the year. This increase was partially offset by a decrease in professional fees as a result of a decrease in audit fees, attorney fees and a decrease in professional services primarily related to expenses incurred in 2014 related to the cancelled debt refinancing transaction.

Depreciation and amortization expense for the nine months ended September 30, 2015 increased $0.3 million or 1% compared with the corresponding 2014 period. The increase is primarily related to higher amortization from internally developed software packages.

Income from operations

The following table presents income from operations by reportable segments.

	Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014	Variance

Segment income from operations
Merchant Acquiring, net	$27,411	$25,700	$1,711	7%
Payment Processing	40,828	44,738	(3,910)	-9%
Business Solutions	37,841	36,232	1,609	4%

Total segment income from operations	106,080	106,670	(589)	-1%
Merger related depreciation and amortization and other unallocated expenses (1)	(30,855)	(29,892)	(963)	-3%

Income from operations	$75,225	$76,778	$(1,552)	-2%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the nine months ended September 30, 2015 decreased $1.6 million or 2% as compared to the corresponding 2014 period. The decrease in income from operations was the result of the aforementioned factors affecting our operating costs and expenses, notably the $6.2 million in voluntary termination severance payments. The decrease in Payment Processing was impacted by certain vendor credits granted to the Company in the prior year as well as higher costs related to increased investment in the Company’s card issuing product initiatives.

See Note 12 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014	Variance

Non-operating income (expenses)
Interest income	$371	$245	$126	52%
Interest expense	(18,414)	(19,780)	1,366	7%
Earnings of equity method investment	196	905	(709)	-78%
Other income	1,430	2,127	(697)	33%

Total non-operating expenses	$(16,417)	$(16,503)	$85	1%

Total non-operating expenses for the nine months ended September 30, 2015 remained flat when compared to the corresponding 2014 period. Interest expense decreased by $1.4 million mainly as a result of a decrease of 25 basis points in the interest rate as a result of the senior secured leverage ratio decreasing below 3.50x coupled with a lower outstanding loan balance. The decrease in interest expense was offset by a decrease in earnings from the equity method investment in Contado and a decrease in other income driven by lower foreign currency exchange gains.

Income tax expense

Income tax expense for the nine months ended September 30, 2015 amounted to $6.1 million compared with an income tax expense of $5.2 million for the corresponding 2014 period and an effective tax rate of 10.29% compared with 8.64% in the prior year. The increase in income tax expense was driven by an increase in income tax related to our U.S. Virgin Islands operations.

See Note 8 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $82.0 million was available as of September 30, 2015.

At September 30, 2015, we had cash of $40.4 million, of which $26.5 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments, share repurchases, debt service, acquisitions and other transactions as opportunities present themselves.

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

	Nine months ended September 30,
(Dollar amounts in thousands)	2015	2014

Cash provided by operating activities	$122,615	$103,798
Cash used in investing activities	(35,210)	(17,212)
Cash used in financing activities	(79,118)	(79,845)

Increase in cash	$8,287	$6,741

Net cash provided by operating activities for the nine months ended September 30, 2015 was $122.6 million compared with $103.8 million for the corresponding 2014 period. The increase of $18.8 million was driven by less cash used to pay down accounts payable and accrued liabilities coupled with an increase in cash received from accounts receivable in 2015.

Net cash used in investing activities increased by $18.0 million, as a result of an increase in restricted cash and an increase in purchases of property and equipment and intangible assets.

Net cash used in financing activities for the nine months ended September 30, 2015 was $79.1 million as compared to cash used in financing activities of $79.8 million in the corresponding 2014 period. The slight decrease in cash used in financing activities is primarily related to less cash used to pay down short-term borrowings, $5.0 million in 2015 compared to $42.0 million in 2014, partially offset by $35.0 million in cash used to repurchase common stock during 2015 compared to zero in 2014.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed), additions to property and equipment and mergers and acquisitions. We invested approximately $27.4 million and $16.6 million for the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

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

On August 5, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend of $0.10 per share was paid on September 3, 2015 to stockholders of record as of close of business on August 17, 2015.

On November 4, 2015, our Board declared a quarterly cash dividend of $0.10 per share of common stock. The cash dividend of $0.10 per share will be paid on December 4, 2015 to stockholders of record as of close of business on November 16, 2015.

Financial Obligations

Senior Secured Credit Facilities

Term A Loan

As of September 30, 2015, the unpaid principal balance of the Term A Loan was $266.3 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. For the nine months ended September 30, 2015, the Company made principal payments amounting to $11.3 million on the Term A Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate, as defined in our 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of September 30, 2015, the unpaid principal balance of the Term B Loan was $391.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. For the nine months ended September 30, 2015, the Company made principal payments amounting to $3.0 million on the Term B Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has a balance up to $100.0 million, with an interest rate equal to the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of September 30, 2015, the outstanding balance of the revolving credit facility was $18.0 million. For the nine months ended September 30, 2015, the Company made payments amounting to $75.5 million on the revolving credit facility.

All senior secured term facility loans may be prepaid without premium or penalty. The senior secured credit facilities allow EVERTEC Group to obtain, on an uncommitted basis at the sole discretion of participating lenders, an incremental amount of term loan and/or revolving credit facility commitments not to exceed the greater of (i) $200.0 million and (ii) maximum amount of debt that would not cause EVERTEC Group’s pro forma first lien secured net leverage ratio to exceed 4.25 to 1.00.

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

See Note 5 of the Notes to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Notes payable

In December 2014 and June 2015, EVERTEC entered into non-interest bearing $4.6 million and $1.1 million, respectively, financing agreements to purchase certain software. The notes will be repaid over a 36-month term. As of September 30, 2015, the outstanding principal balance of the notes payable is $4.2 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is recorded in other long-term liabilities.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would limit the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of September 30, 2015, the senior secured leverage ratio was 3.41 to 1.00 and we were in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

In this Quarterly Report on Form 10-Q, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

Net Income Reconciliation to EBITDA, Adjusted EBITDA and Adjusted Net Income

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted to exclude certain unusual items and other adjustments described below. We define “Adjusted Net Income” as net income adjusted to exclude certain unusual items and other adjustments described below.

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in the senior secured credit facilities in testing EVERTEC Group’s compliance with covenants therein, such as the senior secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because it reflects our cash flow generation by capturing the actual cash taxes paid rather than our tax expense as calculated under GAAP and excludes the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In evaluating EBITDA, Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands)	Three months ended September 30, 2015	Nine months ended September 30, 2015	Twelve months ended September 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2014

Net income	$13,423	$52,755	$65,217	$19,091	$55,070
Income tax expense	1,687	6,053	8,426	1,082	5,205
Interest expense, net	5,863	18,043	24,261	6,279	19,535
Depreciation and amortization	16,934	49,767	66,298	16,453	49,457

EBITDA	37,907	126,618	164,202	42,905	129,267

Software maintenance reimbursement and other costs(1)	479	1,408	1,886	661	1,770
Equity income (2)	3	(196)	(431)	(239)	(580)
Compensation and benefits (3)	7,271	9,935	14,514	648	1,573
Transaction, refinancing and other fees (4)	260	992	6,137	269	2,785
Purchase accounting (5)	94	82	69	284	459

Adjusted EBITDA	46,014	138,839	186,377	44,528	135,274

Operating depreciation and amortization(6)	(7,568)	(21,667)	(29,083)	(7,338)	(22,102)
Cash interest expense, net (7)	(5,081)	(15,723)	(21,163)	(5,500)	(16,911)
Cash income taxes (8)	(999)	(4,600)	(4,873)	(300)	(703)

Adjusted net income	$32,366	$96,849	$131,258	$31,390	$95,558

Adjusted net income per common share:
Basic	$0.42	$1.25		$0.40	$1.22
Diluted	$0.42	$1.25		$0.40	$1.21
Shares used in computing adjusted net income per common share:
Basic	77,160,514	77,472,673		78,666,241	78,485,109
Diluted	77,292,813	77,577,394		79,216,924	79,193,452

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
(3)	Represents non-cash equity based compensation expense of $1.6 million and $3.7 million for the quarter and nine month period ended September 30, 2015 and severance payments of $5.7 million and $6.2 million for the quarter and nine month period ended September 30, 2015. For 2014 primarily represents non-cash equity based compensation.
(4)	Represents fees and expenses associated with fees and corporate transactions, as defined in the Credit Agreement, including the withdrawn senior secured notes offering in the second quarter of 2014.
(5)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(6)	Represents operating depreciation and amortization expense which excludes amortization generated as a result of the Merger.
(7)	Represents interest expense, less interest income, as they appear on our consolidated statement of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issuance costs, premium and accretion of discount and other adjustment related to interest expense.
(8)	Represents cash taxes paid for each period presented.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of September 30, 2015, we had an outstanding letter of credit of $1.1 million with a maturity of less than three months. Also, as of September 30, 2015 we had an off balance sheet item of $10.8 million related to the unused amount of the windfall that is available to offset future taxable income.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2015 under the senior secured credit facilities would increase our annual interest expense by approximately $6.7 million, excluding the revolving credit facility. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At September 30, 2015, the Company had $6.0 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $6.5 million at December 31, 2014.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed under Item 1A. of the Company’s 2014 Form 10-K, investors should consider the following updated risk:

Rating downgrades on the Government of Puerto Rico’s debt obligations could slow the Puerto Rico economy, delay Government payments and affect consumer spending

In February 2014, the principal nationally recognized statistical rating organizations downgraded the general obligation bonds of the Commonwealth of Puerto Rico and other debt obligations of Puerto Rico instrumentalities to non-investment grade categories. The downgrades are based mostly on concerns about financial flexibility and a reduced capacity to borrow in the financial markets. If the Commonwealth of Puerto Rico and its instrumentalities (collectively the “Government”) is unable to access the capital markets to place new debt or roll its upcoming maturities, the Government may reduce spending, impose new taxes, and take other actions which could slow the economy. A prolonged recession or future fiscal measures may also impact our business. The continuing challenging economic environment could affect our customer base, depress general consumer spending, and lengthen the Government’s payments, thus increasing our Government accounts receivables; these outcomes, if realized, could have a material adverse effect on our business, financial condition and results of operations.

Further ratings downgrades for the Government have occurred since then and there continues to be significant doubt regarding the Government’s liquidity and its ability to pay outstanding debt obligations. Certain measures have been taken to address the fiscal crisis, including an increase in the sales tax rate, imposing a 4% business to business tax, and several spending cuts. Furthermore, the Government has shown indications that it might not be able to make certain scheduled payments on its debt obligations. On August 3, 2015, the Government defaulted for the first time on the Public Finance Corporation bonds and only made a partial interest payment on that obligation. In addition, the Government halted deposits into the fund that pays its general obligation bonds, although has expressed its intentions to deposit the funds on time to comply with scheduled payments. The Government has expressed its intention to continue taking actions to improve the liquidity of the General Fund and is attempting to renegotiate some terms of certain outstanding Government debt.

At September 30, 2015, the Company has no direct exposure to the Government’s debt obligations, including those of its instrumentalities or municipalities. The Company has accounts receivable with the Puerto Rico government and its agencies amounting to $16.2 million as of September 30, 2015 down from $21.4 million as of December 31, 2014.

The risks described in our 2014 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the nine month period ended September 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program	Aproximate dollar value of shares that may yet be purchased under the program (1)

3/1/2015 - 3/31/2015	452,175	22.114	452,175
8/1/2015 - 8/31/2015	50,920	17.884	50,920
9/1/2015 - 9/30/2015	1,331,133	18.084	1,331,133

	1,834,228	$19.072	1,834,228	$40,000,000

(1)	On September 24, 2014, the Company announced a stock repurchase program authorizing the purchase of up to $75 million of the Company’s common stock over the next twelve months. On August 5, 2015, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $100 million of the Company’s common stock and extended the expiration to September 30, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.61*+	Employment Agreement, dated as of September 1, 2015, by and between EVERTEC Group, LLC and Peter J. S. Smith.

10.62*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of September 1, 2015, by and between EVERTEC, Inc. and Peter J. S. Smith.

10.63*+	Separation Agreement and General Release, dated as of September 1, 2015, by and between EVERTEC Group, LLC and Eduardo Franco de Camargo

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: November 6, 2015	By:	/s/ Morgan M. Schuessler, Jr.

Morgan M. Schuessler, Jr. Chief Executive Officer

Date: November 6, 2015	By:	/s/ Peter J.S. Smith

Peter J.S. Smith Chief Financial Officer