Form 10-K
period 2015-12-31
EVERTEC, Inc.
filed 2016-05-26
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35872

EVERTEC, Inc.

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0783622
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico	00926 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $1,363,977,562 based on the closing price of $21.01 as of the close of business on June 30, 2015.

As of May 18, 2016, there were 74,819,155 outstanding shares of common stock of EVERTEC, Inc.

EVERTEC, Inc.

2015 Annual Report on Form 10-K

Explanatory Note

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis.

On March 17, 2016, Management and the Audit Committee of our Board of Directors concluded that our Consolidated Financial Statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, and as of the end of and for each quarterly period in 2014 and 2015 should no longer be relied upon.

Within this report, we have included restated audited results as of and for the years ended December 31, 2014 and 2013, as well as restated unaudited condensed consolidated financial information for the quarterly periods in 2015 and 2014, which we refer to as the Restatement. Our consolidated financial statements as of and for the years ended December 31, 2014 and 2013 included in this report have been restated from the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Restatement corrects material errors involved with the accounting for tax positions taken in the 2010 tax year. The Restatement corrects an error in the recognition of a deferred tax asset originating from 2010 tax deductions and the corresponding net operating loss for transaction costs that were based on an uncertain tax position and corrects an error related to the accounting for 2010 debt issuance cost tax deductions based on an uncertain tax position that affected book tax temporary differences and differences in the applicable tax rates over the affected period. These differences impacted deferred tax liability calculations over the affected period. The Restatement also establishes a liability for potential tax liabilities including penalties and interest related to these uncertain tax positions. In the third quarter of 2015, the liability for exposure to potential tax, interest and penalties with respect to the referenced 2010 debt issuance cost deductions was reversed in full as the related statute of limitations expired in such period. This tax liability reversal triggered recognition of a tax benefit of $11.8 million in the third quarter of 2015.

The Restatement presents the effect of an adjustment to opening retained earnings as of January 1, 2013, which adjustment reflects the impact of the Restatement on periods prior to 2013. The cumulative effect of those adjustments decreased previously reported accumulated earnings by $20.9 million as of December 31, 2012.

The Restatement also corrects other miscellaneous insignificant accounting errors. These errors, individually and in the aggregate, would not have required a restatement.

For additional discussion of the accounting errors identified, and the Restatement adjustments, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, Restatement of Previously Issued Consolidated Financial Statements included in “Part II – Item 8 – Financial Statements and Supplementary Data.” “Part II – Item 6 – Selected Financial Data” summarizes the effects of the Restatement adjustments in 2014 and 2013, and Note 23, Quarterly Financial Information (Unaudited), to the consolidated financial statements included in this Annual Report on Form 10-K presents consolidated quarterly information for 2015 and 2014. The impact to 2011 through 2014, is presented in “Part II – Item 6 – Selected Financial Data.” For a description of the material weakness identified by Management as a result of our internal reviews and Management’s plan to remediate this deficiency, see “Part II – Item 9A – Controls and Procedures.”

We have not amended, and do not intend to amend, our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for 2014, 2013 or for any prior periods affected by the Restatement or our Quarterly Reports on Form 10-Q for 2015. The consolidated financial statements and related financial information in our Quarterly Reports on Form 10-Q for 2015, 2014, 2013 or any prior periods affected by the Restatement and our Annual Reports on Form 10-K for 2014, 2013 or any prior periods should not be relied on as previously noted in our Current Report on Form 8-K, filed with the SEC on March 23, 2016. Any material adjustments for periods prior to 2013 have been recorded as adjustments to accumulated retained earnings as of December 31, 2012 in our consolidated financial statements. Information regarding the Restatement adjustments is included in Note 1, Restatement of Previously Issued Consolidated Financial Statements, “Part II – Item 6 – Selected Financial Data”, and Note 23, Quarterly Financial Information (Unaudited) to the consolidated financial statements included in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Annual Report”) are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” In this Annual Report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

Some important factors that could affect our actual results and cause them to differ materially from those expressed in forward-looking statements include, among others, those that may be disclosed from time to time in subsequent reports filed with the SEC, those described under “Risk Factors” set forth in Item 1A of this Annual Report, and the following, which were derived in part from the risks set forth in Item 1A of this Annual Report:

•	the effect of the restatement of our previously issued financial results for the years ended December 31, 2014 and 2013 as described in Note 1 to the restated financial statements, and any claims, investigations or proceedings arising as a result;

•	our ability to remediate the material weakness in our internal controls over financial reporting described in Item 9A of this Annual Report and our ability to maintain effective internal controls and procedures in the future;

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

•	for as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities will be limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we most likely will be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition, and may be unable to obtain such approval on a timely basis or at all, if we are delayed in receiving approval, this may make transactions more expensive or make us less attractive to potential sellers;

•	our ability to renew our client contracts on terms favorable to us;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network;

•	a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, tax, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico and its instrumentalities, which are facing severe fiscal challenges;

•	additional adverse changes in the general economic conditions in Puerto Rico, including the continued migration of Puerto Ricans to the U.S. mainland, which could negatively affect our customer base, general consumer spending, our cost of operations and our ability to hire and retain qualified employees;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits,

•	our ability to refinance our debt,

•	the risk that the counterparty to our interest rate swap agreement fails to satisfy its obligations under the agreement; and

•	other risks and uncertainties detailed in Part I, Item IA “Risk Factors” in this Annual Report on Form 10-K (“Report”).

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

INDUSTRY AND MARKET DATA

This Form 10-K includes industry data that we obtained from periodic industry publications, including the July 2015 Nilson Report and the 2015 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Form 10-K also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analyses and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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

Company Overview

EVERTEC is a leading full-service transaction processing business in Latin America (which includes Central America and the Caribbean, unless otherwise specified), providing a broad range of merchant acquiring, payment processing and business process management services. According to the July 2015 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America, based on total number of transactions. We serve 18 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this single-source capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to provide best in class products;

•	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to manage their business as one enterprise; and

•	Our ability to capture and analyze data across the transaction processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction processing value chain (such as only merchant acquiring or payment processing).

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

We sell and distribute our services mainly through a proprietary direct sales force with established customer relationships. We are also building a variety of indirect sales channels that enable us to leverage the distribution capabilities of partners in adjacent markets, including value-added resellers. Also, we continue to pursue joint ventures and merchant acquiring alliances.

We benefit from an attractive business model, the hallmarks of which are recurring revenue, scalability, significant operating margins and efficient capital expenditure requirements. Our revenue is recurring in nature because of the “mission-critical” and embedded nature of the services we provide, the high switching costs associated with these services and the multi-year contracts we negotiate with our customers. Our business model and existing platforms provide the opportunity for us to grow our business organically without significant additional capital expenditures.

We generate revenues based primarily on transaction or discount fees paid by our merchants and financial institutions in our merchant acquiring and payment processing segments and on transaction fees or fees based on number of accounts on file in our business solutions segment. Our total revenues increased from $276.3 million for the year ended December 31, 2009 to $373.5 million for the year ended December 31, 2015, representing a compound annual growth rate (“CAGR”) of 5.2%. Our Adjusted EBITDA (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per common share”) increased from $117.6 million for the year ended December 31, 2009 to $186.2 million for the year ended December 31, 2015, representing a CAGR of 8.0%. Our Adjusted Net Income (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per common share”) increased from $58.2 million for the year ended December 31, 2009 to $130.5 million for the year ended December 31, 2015, representing a CAGR of 14.4%.

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

Principal Stockholder

Popular, Inc. (NASDAQ: BPOP), whose principal banking subsidiary’s history dates back to 1893, is the No. 1 bank holding company by both assets and deposits based in Puerto Rico, and, as of September 30, 2015, ranks 48 by assets among U.S. bank holding companies. As of December 31, 2015, Popular owned approximately 15.5% of our common stock.

Industry Trends

Shift to Electronic Payments

The ongoing migration from cash, check and other paper methods of payment to electronic payments continues to benefit the transaction processing industry globally. This migration is driven by factors including customer convenience, marketing efforts by financial institutions, card issuer rewards and the development of new forms of payment. We believe that the penetration of electronic payments in the markets where we principally operate is significantly lower relative to more mature U.S. and European markets and that this ongoing shift will continue to generate substantial growth opportunities for our business. In addition, in an effort to better capture taxes over generated revenue, recent legislation in Puerto Rico has required most licensed professionals to provide an electronic payment option to their customers, while proposed legislation may require all consumer businesses above a certain annual revenue threshold to provide an electronic payment option to their customers, further expanding the need for an electronic payment network in Puerto Rico.

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

Currently, the adoption of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. As these markets continue to evolve and grow, the emergence of a larger and more sophisticated consumer base will influence and drive an increase in card (like debit, credit, prepayment, and EBT) and electronic payments usage. According to the July 2015 Nilson Report, Latin American purchase transactions on cards are projected to increase by 46% from 14.37 billion in 2013 to 21.02 billion in 2018. According to the 2015 World Payments Report, non-cash payment volumes in Latin America grew by 8.6%, while in North America, non-cash payments outperformed GDP growth by 4.6%. While there was a slight decline in growth in non-cash payment transactions in Latin America, the growth rate remains at a higher rate than any market considered mature. The CAGR of non-cash transactions in Latin America from 2009 to 2013 was 10.4%. While in the past mature markets have dominated non-cash transaction volumes, a shift in balance is occurring as the developing markets’ share of global non-cash transaction volumes have increased from 12% to 27%. Latin America’s share of non-cash transaction volumes grew 350 basis points to 9.9%. If current trends continue, developing markets’ share of global non-cash volumes is expected to increase from 27% in 2013 to 33% by 2020. We believe that the attractive characteristics of our markets and our leadership positions across multiple services and sectors will continue to drive growth and profitability in our businesses.

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

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to U.S. competitors based on our ability to locally leverage our infrastructure, as well as our first-hand knowledge of the Latin American and Caribbean markets, language and culture. We have built leadership positions across the transaction processing value chain in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new markets. According to the July 2015 Nilson Report, we are one of the largest merchant acquirers in Latin America and the largest in the Caribbean and Central America based on total number of transactions. We own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network and processing businesses processed over two billion transactions in 2015, which according to management estimates, makes ATH branded products the most frequently used electronic method of payment in Puerto Rico, exceeding the total transaction volume of Visa, MasterCard, American Express and Discover, combined. We offer compelling value to our merchants, as noted in the most recent report published by the Federal Reserve Board regarding debit network fees, the ATH network ranked as one of the most economical networks for merchants. Given our scale and customer base of top tier financial institutions and government entities, we believe we are the leading card issuer and core bank processor in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and strong brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

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

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of top tier financial institution, merchant, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Customers representing approximately 97% of our 2014 revenue continued to be customers in 2015, due to the “mission-critical” and embedded nature of the services provided and the high switching costs associated with these services. Our Payment Processing and Merchant Acquiring segments, as well as certain business lines representing the majority of our business solutions segment, generate recurring revenues that collectively accounted for approximately 90% of our total revenues in 2015. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment such as IT consulting for a specific project or integration. Additionally, we entered into a 15-year Master Services Agreement with Popular on September 30, 2010. We provide a number of critical payment processing and business solutions products and services to Popular and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we are able to gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with significant revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our highly scalable, end-to-end technology platform which allows us to provide a full range of transaction processing services and develop and deploy a broad suite of technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $145 million over the last five years on technology investments to continue to build the capacity and functionality of our platform and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platform will increasingly allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

Experienced Management Team with a Strong Track Record of Execution

We have grown our revenue organically by introducing new products and services and expanding our geographic footprint throughout Latin America. We have a proven track record of creating value from operational and technology improvements and capitalizing on cross-selling opportunities. We have combined new leadership at EVERTEC, bringing many years of industry experience, with long-standing leadership at the operating business level. In April 2015, Morgan M. Schuessler, Jr., former President of International for Global Payments, Inc., joined our management team as President and Chief Executive Officer. In May 2015, Mariana Lischner Goldvarg joined the Company as President for our Latin America operations. Prior to joining the Company, she served as President of Equifax Latin America. In September 2015, Peter J.S. Smith, former Chief Accounting Officer of Fidelity National Information Services, joined our management team as Chief Financial Officer. In 2012, Philip Steurer, former Senior Vice President of Latin America for First Data Corporation, joined our management team as our Chief Operating Officer. Our management has extensive experience managing and growing transaction processing businesses in Latin America as well as North America, Asia and Europe. Collectively our management team benefits from an average of over 20 years of industry experience and we believe they are well positioned to continue to drive growth across business lines and regions.

Our Growth Strategy

We intend to grow our business by continuing to execute on the following business strategies:

Continue Cross-Sales to Existing Customers

We seek to grow revenue by continuing to sell additional products and services to our existing merchant, financial institution, corporate and government customers. We intend to broaden and deepen our customer relationships by leveraging our full suite of end-to-end technology solutions. For example, we believe that there is significant opportunity to cross-sell our network services, ATM point-of-sale processing and card issuer processing services to our over 180 existing financial institution customers, particularly in markets outside of Puerto Rico. We will also seek to continue to cross-sell value added services into our existing merchant base.

Leverage Our Franchise to Attract New Customers in the Markets We Currently Serve

We intend to attract new customers by leveraging our comprehensive product and services offering, the strength of our brand and our leading end-to-end technology platform. Furthermore, we believe we are well positioned to develop new products and services to take advantage of our access to and position in markets we currently serve. For example, in markets we serve outside of Puerto Rico, we believe there is a significant opportunity to penetrate small to medium financial institutions with our products and services, as well as to penetrate governments with offerings such as EBT.

Expand in the Latin American Region

We believe there is substantial opportunity to expand our businesses in the Latin American region. We believe that we have a competitive advantage relative to U.S. competitors based on our ability to locally leverage our infrastructure, breadth of products and services as well as our first-hand knowledge of Latin American markets, language and culture. Significant growth opportunities exist in a number of large markets such as Colombia, México, and Chile, among others. We also believe that there is an opportunity to provide our services to existing financial institution customers in other regions where they operate. Additionally, we continually evaluate our strategic plans for geographic expansion, which can be achieved through joint ventures, partnerships, alliances or strategic acquisitions. For a description of risks associated with obtaining regulatory approvals and other risks associated with strategic transactions, see “Our expansion and selective acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses” in Item 1A. Risk Factors of this Form 10-K.

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

Merchant Acquiring

According to the July 2015 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America based on total number of transactions. Our merchant acquiring business provides services to merchants that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant acquiring services includes, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, the settlement of funds with the participating financial institution, detailed sales reports and customer support. In 2015, our merchant acquiring business processed over 330 million transactions.

Our Merchant Acquiring business generated $85.4 million, or 22.9%, of total revenues and $36.5 million, or 25.7%, of total segment income from operations for the year ended December 31, 2015.

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

To connect the POS terminals to card issuers, we own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. The ATH network and processing businesses processed over two billion transactions in 2015. Management believes that over 70% of all ATM transactions and over 80% of all debit transactions in Puerto Rico are processed through the ATH network.

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

We have been the only provider of EBT services to the Puerto Rican government since 1998. Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system and serves over 780,000 active participants.

Our Payment Processing business accounted for $108.3 million, or 29.0%, of total revenues and $55.4 million, or 39.0%, of total segment income from operations for the year ended December 31, 2015.

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

Our Business Solutions business accounted for $179.8 million, or 48.1%, of total revenues and $50.2 million, or 35.3%, of total segment income from operations for the year ended December 31, 2015.

For additional information regarding the Company’s segments refer to Note 22 of the Notes to Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Competition

Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete favorably in each of these categories. In addition, we believe that our relationship with Banco Popular, scale and expertise, and financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings and helps us compete with large global competitors with similar assets to ours.

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

In payment processing, we compete with several other third party card processors and debit networks, including First Data Corporation, Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., Vantiv, Inc., MasterCard, Visa, American Express, Discover and Global Payments Inc. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities.

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

Employees

As of December 31, 2015, we employed 1,680 persons across 6 countries in Latin America and the Caribbean. None of our employees are subject to collective bargaining agreements, and we consider our relationships with our employees to be good. We have not experienced any work stoppages.

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

New lines of business, other new activities, divestitures or acquisitions that we may wish to commence in the future may not be permissible for us under the BHC Act, Regulation K or other relevant U.S. federal banking laws. Further, as a result of being subject to regulation and supervision by the Federal Reserve Board, we may be required to obtain the approval of the Federal Reserve Board before engaging in certain new activities or businesses, whether organically or by acquisition, unless such activities are considered financial in nature. More generally, the Federal Reserve Board has broad power to approve, deny or refuse to act upon applications or notices for us to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. If we are unable to obtain approval on a timely basis or are delayed in receiving approval, this may make transactions more expensive or may make us less attractive to potential sellers.

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

Regulatory Reform and Other Legislative Initiatives

The payment card industry has come under increased scrutiny from lawmakers and regulators. In July 2010, the Dodd-Frank Act was signed into law in the United States. The Dodd-Frank Act sets forth significant structural and other changes to the regulation of the financial services industry and establishes a new agency, the Consumer Financial Protection Bureau, or CFPB, to regulate consumer financial products and services (including many offered by us and by our clients). In addition, Section 1075 of the Dodd-Frank Act (commonly referred to as the “Durbin Amendment”) imposes new restrictions on card networks and debit card issuers. More specifically, the Durbin Amendment provides that interchange transaction fees that a card issuer or payment network may receive or charge for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. The Federal Reserve Board adopted the final regulations on June 29, 2011 and added a fraud-prevention adjustment on July 27, 2012.

The regulations (a) limit debit transaction interchange fees to $.21 +(5 bps times the value of the transactions) + $.01 (as a fraud adjustment for issuers that have in place policies and measures to address fraud); (b) require that issuers must enable at least two unaffiliated payment card networks on their debit cards without regard to authentication method; and (c) prohibit card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and restrict card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. The Dodd-Frank Act also allows merchants to set minimum dollar amounts (currently, not to exceed $10) for the acceptance of a credit card and provide discounts or incentives to entice consumers to pay with various payment methods, such as cash, checks, debit cards or credit cards, as the merchant prefers.

To date, the Durbin Amendment increased competition; however, we have been able to compete effectively. We cannot be certain that this trend will continue, and we believe that any future impact (positive or negative) resulting from the Durbin Amendment is uncertain due to the competitive landscape in which we operate. In addition to the Dodd-Frank Act, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to diminish the powers of bank holding companies and their affiliates. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase the cost of doing business or limit permissible activities. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

The Dodd-Frank Act assigned most of the regulatory responsibilities previously exercised by the federal banking regulators and other agencies with respect to consumer financial products and services and other additional powers to the CFPB. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service , and has authority to enforce consumer financial protection laws and CFPB rules. We are subject to regulation and enforcement by the CFPB because we are an affiliate of Banco Popular (which is an insured depository institution with greater than $10 billion in assets) for bank regulatory purposes and because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs.

Other Government Regulations

In addition to oversight by the Federal Reserve Board, our services are subject to a broad range of complex federal, state, Puerto Rico and foreign regulation, including privacy laws, international trade regulations, the Bank Secrecy Act and other anti-money laundering laws, the U.S. Internal Revenue Code, the PR Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and other Puerto Rico laws and regulations. Failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide such services, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation (in addition to oversight by the Federal Reserve Board) that impact our business are described below.

Privacy

We and our financial institution clients are required to comply with various U.S. state, federal and foreign privacy laws and regulations, including those imposed under the Gramm-Leach-Bliley Act of 1999 which applies directly to a broad range of financial institutions and to companies that provide services to financial institutions. These laws and regulations place restrictions on the collection, processing, storage, use and disclosure of certain personal information, require disclosure to individuals of detailed privacy practices and provide them with certain rights to prevent the use and disclosure of protected information. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, states officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information. In addition, U.S. state and federal government agencies have been contemplating or developing new initiatives to safeguard privacy and enhance data security. Some foreign privacy laws are stricter than those applicable under U.S. federal, state or Puerto Rican law. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves. See “Item 1A. Risk Factors—Risks Related to Our Business—Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.”

Anti-Money Laundering and Office of Foreign Assets Control Regulation

Since we provide data processing services to both foreign and domestic financial institutions, we are required to comply with certain anti-money laundering and terrorist financing laws and economic sanctions imposed on designated foreign countries, nationals and others. Specifically, we must adhere to the requirements of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”) regarding processing and facilitation of financial transactions, as well as other state, local and foreign laws relating to money laundering. Furthermore, as a data processing company that provides services to foreign parties and facilitates financial transactions between foreign parties, we are obligated to screen transactions for compliance with the sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations prohibit us from entering into or facilitating a transaction to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals and others, such as narcotics traffickers, and terrorists or terrorist organizations designated by the U.S. Government under one or more sanctions regimes.

A major focus of governmental policy in recent years has been aimed at combating money laundering and terrorist financing. Preventing and detecting money laundering, and other related suspicious activities at their earliest stages warrants careful monitoring. The BSA, along with a number of other anti-money laundering laws, imposes various reporting and record-keeping requirements concerning currency and other types of monetary instruments. Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. These laws and regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for us.

Federal Trade Commission Act and Other Laws Impacting our Customers’ Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting Unfair or Deceptive Acts or Practices (“UDAP”). In addition, there are other laws, rules and/or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant’s payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states’ attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations. To the extent we process payments for a merchant that may be in violation of these laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Foreign Corrupt Practices Act (“FCPA”), Export Administration and Other

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

The preceding list of laws and regulations is not exhaustive, and the regulatory framework governing our operations changes continuously. The enactment of new laws and regulations may increasingly affect directly and indirectly the operation of our business, which could result in substantial regulatory compliance costs, litigation expense, loss of revenue, decreased profitability and/or adverse publicity.

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

Geographic Concentration

Our revenue composition by geographical area is based in Latin America and Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala and Panamá. The Caribbean includes Puerto Rico, the Dominican Republic and Virgin Islands, among others. See Note 22 of the Notes to Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to geographic areas.

Seasonality

Our payment businesses generally experience increased activity during the traditional holiday shopping periods and around other nationally recognized holidays.

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

Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. In 2015, products and services billed through Popular accounted for approximately 45% of our total revenues, of which approximately 83% (or approximately 37% of total revenues) are derived from core bank processing and related services for Popular and approximately 17% (or approximately 8% of total revenues) are transaction processing activities driven by third parties. The majority of Popular’s business is presented in the Business Solutions segment. If Popular were to terminate, or fail to perform under, the Master Services Agreement or our other material agreements with Popular, our revenues could be materially reduced.

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

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with private clients generally run for a period of one to five years, except for the Master Services Agreement with Popular, which has a term of 15 years, and approximately 9.5 years remaining on the contract, and provide for termination fees upon early termination. Our government contracts generally run for one year without automatic renewal periods due to requirements of the government procurement rules. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and senior secured credit facilities.

We are highly leveraged. As of December 31, 2015, the total principal amount of our indebtedness was approximately $674 million. Our high degree of leverage could have important consequences for you, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because our borrowings are predominantly at variable rates of interest;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our other debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

For the year ended December 31, 2015, our cash interest expense on the senior secured credit facilities amounted to $21.5 million. Our interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at a variable rate. At December 31, 2015, we had approximately $670 million aggregate principal amount of variable rate indebtedness under the senior secured credit facilities. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2015 under the senior secured credit facilities would increase our annual interest expense by approximately $6.7 million.

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

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other unanticipated damage to property or physical assets. Such an incident occurred on January 9, 2016 due to a software technology glitch, when our payments network suffered a two hour interruption of service. Such disruptions may give rise to losses in service to customers and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations, damage our reputation and materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, by causing a loss of confidence in our services that leads to a decrease in use of our services, and by exposing us to litigation, regulatory fines, penalties or other sanctions or losses not covered by insurance.

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

We conducted our annual evaluation of goodwill during the third quarter of 2015 using August 31, 2015 as our annual evaluation date. The average estimated fair value of our reporting units exceeded the carrying value of our reporting units, therefore, no impairment was recorded.

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

Many of our services are based on sophisticated software, technology and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses or other cyber-attacks. Attacks on information technology systems continue to grow in frequency, complexity and sophistication, a trend we expect will continue. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public information.

As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and personal consumer data. We also operate payment, cash access and electronic card systems. A successful cyber-attack on our system could result in: (1) interruption of business operations; (2) delay in market acceptance; (3) additional development and remediation costs; (4) diversion of technical and other resources; (5) loss of customers; (6) negative publicity and loss of reputation; or (7) exposure to liability claims.

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

New lines of business, other new activities, acquisitions that we may wish to commence or undertake in the future and the manner in which we conduct our business may not be permissible for us under the BHC Act, Regulation K or other relevant U.S. federal banking laws or may require the approval of the Federal Reserve Board or any other applicable U.S. federal banking regulator. In addition, deals may take longer, be more costly, or make us less attractive as a buyer. Additional regulatory requirements may be imposed if Popular is subject to any enforcement action. More generally, the Federal Reserve Board has broad powers to approve, deny or refuse to act upon applications or notices submitted by Popular on our behalf with respect to new activities, the acquisition of businesses or assets, or the reconfiguration of existing operations. Any such action by the Federal Reserve Board may also depend on our ability to comply with the standards imposed by our regulators. There can be no assurance that any required regulatory approvals will be obtained. In addition, further restrictions placed on Popular as a result of supervisory or enforcement actions may restrict us or our activities in certain circumstances, even if these actions are unrelated to conduct our business.

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

For the fiscal years ended December 31, 2015 and 2014, approximately 86% and 87%, respectively, of our total revenues were generated from our operations in Puerto Rico. In addition, some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly adversely impacted by adverse economic or political developments in Puerto Rico.

In 2015, the government of Puerto Rico was our second largest customer representing approximately 9% of our total revenues. Revenues from the government of Puerto Rico come from numerous agencies and public corporations. A substantial portion of the services we provide to the government of Puerto Rico is considered mission-critical. Some of the government-sponsored initiatives we provide are indirectly funded in part by U.S. federal government programs. While we believe that the government of Puerto Rico will continue to engage our services despite the challenging financial situation it is currently facing, a failure of the government to do so could have a material adverse impact on our financial condition and results of operations.

In addition, severe weather conditions that are prevalent in tropical climates and other natural disasters, could negatively affect, among other things, our ability to provide services, as well as our physical locations, property and equipment, and could have a material adverse effect on our financial condition and results of operations.

Rating downgrades on the Government of Puerto Rico’s debt obligations could slow the Puerto Rico economy, delay Government payments and affect consumer spending.

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

Further ratings downgrades for the Government have occurred since then and there continues to be significant doubt regarding the Government’s liquidity and its ability to pay outstanding debt obligations. Certain measures have been taken to address the fiscal crisis, including an increase in the sales tax rate, imposing a 4% business to business tax, and several spending cuts. Furthermore, the Government has shown indications that it might not be able to make certain scheduled payments on its debt obligations. On August 3, 2015, the Government defaulted for the first time on the Public Finance Corporation bonds and only made a partial interest payment on that obligation. The Government has indicated that it is likely to default on additional debt payment obligations that come due in 2016.

At December 31, 2015, the Company has no direct exposure to the Government’s debt obligations, including those of its instrumentalities or municipalities. The Company has accounts receivable with the Puerto Rico government and its agencies amounting to $18.4 million as of December 31, 2015 down from $21.4 million as of December 31, 2014.

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

As part of our growth strategy, we evaluate opportunities for acquiring complementary businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. Furthermore, for as long as we are deemed a “subsidiary” of a bank holding company for purposes of the BHC Act, we may conduct only activities authorized under the BHC Act and the Federal Reserve Board’s Regulation K and other related regulations for a bank holding company or a financial holding company. These restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. See risk factor “—For purposes of the BHC Act, for as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities are limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we may be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition.”

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

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. For us to successfully compete and grow, we must retain, recruit and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Recruiting and retaining qualified personnel in Puerto Rico is particularly challenging, given the poor state of the Puerto Rican economy. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on us.

Failure to comply with U.S. state and federal antitrust requirements could adversely affect our business.

Due to our ownership of the ATH network and our merchant acquiring and payment processing business in Puerto Rico, we are involved in a significant percentage of the debit and credit card transactions conducted in Puerto Rico each day. Regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with U.S. state and federal antitrust requirements could potentially have a material adverse effect on our reputation and business.

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

The Department of Justice of the Commonwealth of Puerto Rico has announced that it has initiated an investigation into whether we have engaged in conduct that interferes with free competition in violation of the Puerto Rico Anti-Monopoly Act

The Department of Justice of the Commonwealth of Puerto Rico announced during a hearing before the Puerto Rico House of Representatives in February 2016 that it initiated a formal investigation into whether we have engaged in conduct that interferes with free competition with respect to the products and services we provide within the Commonwealth of Puerto Rico and which conduct could constitute a violation of the Puerto Rico Anti-Monopoly Act, Law 77 of June 25, 1964. In March 2016 we received a formal request for information and documents from the Department of Justice which we responded to in a timely manner in May 2016. The request for information and documents, as well as our responses, are confidential.

We believe that the market for electronic processing services in Puerto Rico is highly competitive, and we face significant competition from large service providers and other competitors in each of the business segments within which we operate. The formal request for information and documents we received and responded to has not changed this belief, however there can be no assurance that the investigation will find that we have not engaged in any conduct that violates the Puerto Rico Anti-Monopoly Act. An adverse finding could lead to restrictions on our business, or our being required to take action, that has a materially adverse effect on our financial condition and results of operations. Any such effect, or the perception by investors as to the likelihood of such an effect, could have a material negative effect on our stock price.

Risks Related to Our Structure, Governance and Stock Exchange Listing

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operations or significant assets other than the ownership of 100% of the membership interest of Holdings, which in turn has no significant assets other than ownership of 100% of the membership interest of EVERTEC Group. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in the senior secured credit facilities and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends or make distributions or loans or enable us to pay any dividends on our common stock or other obligations.

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

Upon completion of our initial public offering in April 2013, we became subject to additional reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), and the Dodd-Frank Act. The Dodd-Frank Act effects comprehensive changes to public company governance and disclosures in the United States and subjects us to additional federal regulation. Some of the regulation mandated under the Dodd-Frank Act has yet to be adopted or implemented. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how such regulations will impact the cost of compliance for a company with publicly traded common stock. We are currently evaluating and monitoring developments with respect to the Dodd-Frank Act and other new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. These new rules and regulations may make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee, and qualified executive officers.

We are required to maintain effective internal controls over financial reporting, which could place a strain on our resources, and our failure to do so could require a restatement of our financials and lead to a potential default under our credit facility or a delisting from NYSE.

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. These requirements may place a strain on our systems and resources. Under Section 404 of the Sarbanes-Oxley Act, we are required to include a report of management on our internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2015. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report on our internal control over financial reporting in future years, investors may lose confidence in our financial reports and our stock price may decline. In addition, a material weakness in our internal controls over financial reporting could lead to the occurrence of material misstatements in our financial statements and we could be required to restate our financial results. Our failure to file timely and materially complete and accurate financial information in our reports with the SEC could lead to a number of adverse consequences, including a loss of confidence by our investors, a default under our credit facility, or a violation of NYSE’s listing rules that could lead to our delisting. Any of these results could have a material adverse effect on our business and results of operations and on the trading price of our common stock.

For more information about a material weakness identified in connection with the audit of our consolidated financial statements in this Annual Report on Form 10-K, and the ensuing restatement of our financial statements, please see Note 1 to our audited consolidated financial statements, and Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K.

The price of our common stock may fluctuate significantly and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock or industry;

•	market perception of our success, or lack thereof, in pursuing our growth strategy;

•	market perception of the challenges of operating a company in Puerto Rico; and

•	sales of common stock by us, our stockholders, Popular or members of our management team.

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

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 75,032,018 are outstanding as of January 31, 2016. All of these shares, other than the 11,654,803 shares held by Popular and the shares held by our officers and directors, are freely transferable without restriction or further registration under the Securities Act.

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

In addition to the $83 million which was available for borrowing under our revolving credit facility as of December 31, 2015, the terms of the senior secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

If we are unable to comply with covenants in our debt instruments that limit our flexibility in operating our business, or obligate us to take action such as deliver financial reports, we may default under our debt instruments and our indebtedness may become due.

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

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the covenants in the senior secured credit facilities require us to maintain a maximum senior secured leverage ratio and also limit our capital expenditures. In addition, we are required to comply with certain non-monetary covenants, including the timely delivery of financial statements that fairly present, in all material respects in accordance with GAAP, our financial condition and results of operation.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of our revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our senior secured credit facilities and we may not have sufficient assets to repay our unsecured indebtedness thereafter. As a result, our common stock could become worthless.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE under the symbol “EVTC”. The following table sets forth the high and low sales prices of our common stock as reported by the NYSE, for each full quarterly period within the two most recent fiscal years. As of May 16, 2016, the approximate number of record holders of our common stock was 197. The closing price as reported on the NYSE of our common stock on such date was $11.62 per share.

	Price Range
	High	Low
2015
First Quarter	$22.87	$19.36
Second Quarter	23.12	20.13
Third Quarter	21.71	17.42
Fourth Quarter	19.66	14.93
2014
First Quarter	26.33	22.90
Second Quarter	25.34	22.08
Third Quarter	24.66	21.69
Fourth Quarter	23.00	20.47

Dividends

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof each quarter by our Board. The following table provides a detail of dividend information for 2015 and 2014:

Declaration Date	Record Date	Payment Date	Dividend per share
February 12, 2014	February 25, 2014	March 14, 2014	0.10
May 7, 2014	May 19, 2014	June 6, 2014	0.10
August 6, 2014	August 18, 2014	September 5, 2014	0.10
November 5, 2014	November 17, 2014	December 5, 2014	0.10
February 18, 2015	March 2, 2015	March 19, 2015	0.10
May 6, 2015	May 18, 2015	June 5, 2015	0.10
August 5, 2015	August 17, 2015	September 3, 2015	0.10
November 4, 2015	November 16, 2015	December 4, 2015	0.10

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

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program	Aproximate dollar value of shares that may yet be purchased under the program(1)
3/1/2015 - 3/31/2015	452,175	22.114	452,175
8/1/2015 - 8/31/2015	50,920	17.884	50,920
9/1/2015 - 9/30/2015	1,331,133	18.084	1,331,133
11/1/2015 - 11/30/2015	369,946	16.775	369,946
12/1/2015 - 12/31/2015	808,652	17.028	808,652

	3,012,826	$18.238	3,012,826	$20,000,000

(1)	On September 24, 2014, the Company announced a stock repurchase program authorizing the purchase of up to $75 million of the Company’s common stock over the next twelve months. On February 17, 2016, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December, 31 2017.

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

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	140,000	$18.88	6,548,508

Stock Performance Graph

The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act of 1933 or the Exchange Act.

The following graph shows a comparison from April 12, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our common stock, the S&P 500 Index and the S&P Technology Index. The graph assumes that $100 was invested on April 12, 2013 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of thirty-three months cumulative total return of EVERTEC Inc.

Item 6. Selected Financial Data

We have restated certain consolidated financial data presented in this Annual Report on Form 10-K as of and for the years ended, December 31, 2014, 2013, 2012 and 2011. The Restatement reflects adjustments related to uncertain tax positions and other items identified by management, as further described in Note 1, Restatement of Previously Issued Consolidated Financial Statements, included in “Part II – Item 8 – Financial Statements and Supplementary Data.”

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2015, 2014 and 2013 have been derived from the audited consolidated financial statements of EVERTEC, included in this Annual Report on Form 10-K.

The results of operations for any period are not necessarily indicative of the results to be expected for any future period. The selected historical consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(Dollar amounts in thousands, except per share data)	2015	2014	2013	2012 (1)	2011 (1)
		(As restated)
Statements of Income Data:
Revenues:
Merchant Acquiring, net	$85,411	$79,136	$73,616	$69,591	$61,997
Payment Processing	108,320	104,713	100,104	95,607	85,691
Business Solutions	179,797	177,939	184,682	175,437	172,616

Total revenues	$373,528	$361,788	$358,402	$340,635	$320,304

Operating costs and expenses
Cost of revenues, exclusive of depreciation and	167,916	157,537	162,980	159,183	154,517
amortization shown below
Selling, general and administrative expenses	37,278	41,276	38,810	31,686	33,339
Depreciation and amortization	64,974	65,988	70,366	71,492	69,846

Total operating costs and expenses	270,168	264,801	272,156	262,361	257,702

Income from operations	103,360	96,987	86,246	78,274	62,602

Interest income	495	328	236	320	797
Interest expense	(24,266)	(25,772)	(37,417)	(54,721)	(51,251)
Earnings of equity method investment	147	1,140	935	564	833
Other income (expenses)	2,306	2,375	(75,682)	(8,491)	(18,201)

Income (loss) before income taxes	82,042	75,058	(25,682)	15,946	(5,220)
Income tax expense (benefit)	(3,335)	8,901	1,435	(59,136)	(32,998)

Net income (loss)	$85,377	$66,157	$(27,117)	$75,082	$27,778

Net income (loss) per common share—basic	$1.11	$0.84	$(0.34)	$1.03	$0.38

Net income (loss) per common share—diluted	$1.11	$0.84	$(0.34)	$0.98	$0.38

Cash dividends declared per common share (2)	$0.40	$0.40	$0.20	$4.39	$—

    _________________________

(1)	The net impact of the Restatement for the year ended December 31, 2011 was an increase in net income of $3.6 million and an increase of $0.05 in net income per share when compared to previously reported amounts. For the year ended December 31, 2012, the net impact of the Restatement was a decrease of $2.3 million in net income and a decrease of $0.03 in net income per share.
(2)	Adjusted to reflect the two for one stock split effective April 1, 2013.

	Year ended December 31,
(Dollar amounts in thousands)	2015	2014	2013	2012	2011
		(As restated)
Balance Sheet Data:
Cash	$28,747	$32,114	$22,275	$25,634	$56,200
Total assets	870,102	885,321	918,863	978,525	1,037,789
Total long-term liabilities	669,387	699,424	716,104	776,356	627,577
Total debt	665,495	689,579	735,880	763,756	523,833
Total equity	98,214	94,840	87,972	101,593	354,115

    _________________________

(3)	As a result of the Restatement, total equity decreased by $20.9 million and $12.1 million at December 31, 2012 and 2011, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the years ended December 31, 2015, 2014 and 2013; and (ii) the financial condition as of December 31, 2015 and 2014. See Note 2 of the Notes to Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Restatement of Previously Issued Consolidated Financial Statements

Note 1 to the consolidated financial statements discloses the nature of the Restatement matters and adjustments and shows the impact of the Restatement for the years ended December 31, 2014 and 2013 as well as the restated unaudited condensed consolidated financial statements for the interim periods in 2015 and 2014 (see Note 23), which is referred to as the Restatement.

The Restatement corrects material errors involved with the accounting for tax positions taken in the 2010 tax year. The Restatement corrects an error in the recognition of a deferred tax asset originating from 2010 tax deductions and the corresponding net operating loss for transaction costs that were based on an uncertain tax position and corrects an error related to the accounting for 2010 debt issuance cost tax deductions based on an uncertain tax position that affected book tax temporary differences and differences in the applicable tax rates over the affected period. These differences impacted deferred tax liability calculations over the affected period. The Restatement also establishes a liability for potential tax liabilities including penalties and interest related to these uncertain tax positions. In the third quarter of 2015, the liability for exposure to potential tax, interest and penalties with respect to the referenced 2010 debt issuance cost deductions was reversed in full as the related statute of limitations expired in such period. This tax liability reversal triggered recognition of a tax benefit of $11.8 million in the third quarter of 2015.

The Restatement presents the effect of an adjustment to opening retained earnings as of January 1, 2013, which adjustment reflects the impact of the Restatement on periods prior to 2013. The cumulative effect of those adjustments decreased previously reported accumulated earnings by $20.9 million as of December 31, 2012.

The Restatement also corrects other miscellaneous insignificant accounting errors. These errors, individually and in the aggregate, would not have required a restatement.

The adjustments required to correct the errors in the consolidated financial statements as a result of completing the restatement process are described in Note 1, Restatement of Previously Issued Consolidated Financial Statements included in “Part II – Item 8 – Financial Statements and Supplementary Data.”

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Financial Statements for the years ended December 31, 2014 and December 31, 2013. For additional information and a detailed discussion of the Restatement, see Note 1 to the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Overview

EVERTEC is a leading full-service transaction processing business in Latin America, providing a broad range of merchant acquiring, payment processing and business process management services. According to the July 2015 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America, based on total number of transactions. We serve 18 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Separation from and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of, the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, and several related agreements with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to use EVERTEC services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with those of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement. As of December 31, 2015, Popular retained a 15.5% interest in EVERTEC.

2015 Developments

The Company’s Board of Directors approved regular quarterly dividends of $0.10 per common share in February, May, August and November of 2015.

On August 5, 2015, the Board approved an increase and extension of the Company’s current stock repurchase program. The program was originally adopted in September 2014 for $75 million and was due to expire on September 30, 2015. The Board has increased the repurchase authorization to $100 million and extended the expiration to September 30, 2016. In February 2016, the Board approved another increase and extension to the share repurchase plan. The Company currently has $117.5 million available for repurchase and the program will expire December 31, 2017.

On September 1, 2015, the Company announced that EVERTEC Group, LLC entered into an agreement to purchase 65% of the share capital of Processa SAS. In February 2016, the Company received regulatory approval to proceed with this transaction and completed the purchase during the first quarter of 2016.

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

The Puerto Rico government is experiencing a debt crisis and has defaulted on several of its debt payments, stating that it is unable to both service its debt and continue to provide essential services to its citizens. Additionally, the Governor of Puerto Rico has made public statements that the government intends to delay payments to vendors and take other necessary austerity measures to ensure essential services are provided to Puerto Rican citizens. The Puerto Rican government is a large customer of ours and many Puerto Rican businesses and if it is unable to pay its obligations as they become due or at all, this will likely have an adverse impact on the Island’s economy.

As the solution to the Puerto Rican government’s debt crisis remains unclear, we continue to carefully monitor our receivables with the government as well as monitor general economic trends to understand the impact the crisis has on the economy of Puerto Rico and our card payment volumes. To date our receivables with the Puerto Rican government and overall payment transaction volumes have not been significantly affected by the debt crisis, however we remain cautious. We are also concerned that the crisis could accelerate the emigration trend of Puerto Rico residents to the United States, which has a negative impact on the island’s economy and our business.

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

We base our assumptions, estimates, and judgments on historical experience, current events and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. A summary of significant accounting policies is included in Note 2 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical; require the most difficult, subjective or complex judgments; and thus result in estimates that are inherently uncertain.

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

The goodwill impairment test is a two-step process at each reporting unit level. The first step used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds the fair value, there is an indication of potential impairment and the second step of the goodwill impairment analysis is required. The second step consists of comparing the implied fair value of the reporting unit with the carrying amount of that goodwill.

For the years ended December 31, 2015, 2014 and 2013, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with a definitive useful life are amortized using the straight-line method or an accelerated method. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Other identifiable intangible assets with a definitive useful life were acquired during September 2010 when Apollo acquired a 51% indirect ownership interest in EVERTEC as part of a merger (the “Merger”) and include customer relationship, trademark, software packages and non-compete agreement. In addition, in 2015, the Company acquired a Customer Relationship list from a local bank in Puerto Rico. This customer relationship was valued using the excess earnings method under the income approach. Trademark assets were valued using the relief-from-royalty method under the income approach. Software packages, which include capitalized software development costs, were recorded at cost. The non-compete agreement was valued based on the estimated impact that theoretical competition would have on revenues and expenses.

Share-based compensation

Awards granted by EVERTEC Group’s ultimate parent company, EVERTEC, Inc., to employees of EVERTEC Group are accounted for in EVERTEC Group’s financial statements in accordance with ASC 718, which establish that awards of the parent company that are granted to employees of its consolidated subsidiary are accounted for in the separate financial statement of the subsidiary. Accordingly, the subsidiary would recognize compensation cost for the parent company awards and the offsetting entry is considered a capital contribution from the parent company. Stock options, restricted stock and restricted stock units (“RSUs”) granted by EVERTEC, Inc. under the Equity Incentive Plans are expensed over the vesting period based on the fair value at the date the awards are granted. In accordance with applicable accounting guidance for stock-based compensation, compensation cost recognized includes the cost for all share-based awards based on the fair value of awards at the date granted.

We estimate the fair value of stock-based awards, on a contemporaneous basis, at the date they are granted using the Black-Sholes-Merton option pricing model for Tranche A options and the Monte Carlo simulation analysis for Tranche B, Tranche C options and restricted stock and market based RSUs using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in our industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date. The expected term for stock options granted under the 2010 Plan was based on the vesting time of the options. For the stock options granted under the 2013 Plan, the simplified method was used to estimate the expected term.

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

See Note 15 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for details regarding the Company’s share-based compensation.

Income Tax

Income taxes are accounted for under the asset and liability method. A temporary difference refers to a difference between the tax basis of an asset or liability, determined based on recognition and measurement requirements for tax positions, and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income (loss) and comprehensive income (loss) in the period that includes the enactment date. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income taxes on its consolidated statements of income (loss) and comprehensive income (loss). Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

All companies within EVERTEC are legal entities which file separate income tax returns.

See Note 18 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for details regarding the Company’s income taxes.

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 3 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Descriptions of the revenue recognition policies are detailed in Note 2 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Business Solutions. Business Solutions revenue consists of income from a full suite of business process management solutions including core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. We generally enter into one to five year contracts with our private and government Business Solutions clients.

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

Results of Operations

The following tables set forth certain consolidated financial information for the years ended December 31, 2015, 2014 and 2013. These tables and the related discussion should be read in conjunction with the information contained in our Audited Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Comparison of the years ended December 31, 2015 and 2014

The following tables present the components of our audited consolidated statements of income (loss) and comprehensive income (loss) by business segment and the change in those amounts for the years ended December 31, 2015 and 2014.

Revenues

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	Variance
		(As Restated)
Merchant Acquiring, net	$85,411	$79,136	$6,275	8%
Payment Processing	108,320	104,713	3,607	3%
Business Solutions	179,797	177,939	1,858	1%

Total revenues	$373,528	$361,788	$11,740	3%

Total revenues increased by $11.7 million to $373.5 million when compared with 2014.

Merchant Acquiring revenue increased $6.3 million or 8% when compared with the prior year. The revenue growth was primarily related to an increase in sales volumes for existing merchants coupled with the addition of the FirstBank of Puerto Rico (“FirstBank”) merchant portfolio and an overall improvement in spread.

Payment Processing revenue increased by $3.6 million or 3%. Revenue growth was driven mainly by an increase in ATH and POS network and processing transactions, partially offset by reduced revenues from contracts with the Puerto Rico government.

Business Solutions revenue increased $1.9 million or 1% when compared with 2014. The increase is primarily driven by an increase in revenues from core banking activities, partially offset by a decrease in IT Consulting and IT Management services.

Operating costs and expenses

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	Variance
		(As Restated)
Cost of revenues, exclusive of depreciation and amortization shown below	$167,916	$157,537	$10,379	7%
Selling, general and administrative expenses	37,278	41,276	(3,998)	-10%
Depreciation and amortization	64,974	65,988	(1,014)	-2%

Total operating costs and expenses	$270,168	$264,801	$5,367	2%

Operating costs and expenses increased by $5.4 million or 2% to $270.2 million for the year ended December 31, 2015. The increase is primarily driven by a $10.4 million increase in cost of revenues, partially offset by a decrease of $4.0 million and $1.0 million in selling, general and administrative expenses and depreciation and amortization, respectively.

Cost of revenues increased 7% when compared with 2014. The increase was primarily driven by a $7.4 million increase in salaries and other benefits as a result of severance payments primarily related to the voluntary termination offers extended to certain employees during 2015 coupled with an increase in share based compensation. Other operating expenses increased by $2.3 million primarily driven by an increase in bad debt expense and operational losses in addition to expenses recorded as a result of the revenue sharing agreement entered into with FirstBank in connection with the purchase of the merchant portfolio during the fourth quarter of 2015. Additionally, professional fees increased by $1.2 million as a result of an increase in project development costs related to a card issuing platform initiative.

Selling, general and administrative expenses decreased 10% when compared with the prior year. The decrease was primarily driven by non-recurring expenses recorded in 2014 amounting to $7.9 million associated to the CEO succession and acceleration of vesting of certain stock options, and a $1.1 million decrease in professional expenses related to the debt offering that was withdrawn. This decrease was partially offset by an increase in salaries related to higher share based compensation and the impact of severance payments made related to the aforementioned voluntary termination offers.

Depreciation and amortization expense decreased by 2% compared with 2014. The decrease resulted from lower amortization of software packages.

Income from operations

The following table presents income from operations by reportable segments.

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	Variance
		(As Restated)
Segment income from operations
Merchant Acquiring, net	$36,466	$34,362	$2,104	6%
Payment Processing	55,429	58,796	(3,367)	-6%
Business Solutions	50,200	48,299	1,901	4%

Total segment income from operations	142,095	141,457	638	0%
Merger related depreciation and amortization and other unallocated expenses (1)	(38,735)	(44,470)	5,735	13%

Income from operations	$103,360	$96,987	$6,373	7%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations increased $6.4 million or 7% compared with 2014. The increase in income from operations was primarily driven by an increase in income from Merchant Acquiring and Business Solutions, coupled with a decrease in Merger related depreciation and amortization and other unallocated expenses, partially offset by a decrease in income from Payment Processing. Merchant Acquiring income increased by $2.1 million, primarily driven by an increase in sales volume and spread coupled with increased business from the FirstBank merchants purchased during the fourth quarter of 2015. Business Solutions income increased by $1.9 million as a result of an increase in Core Banking revenues primarily from the Doral Bank consolidation as well as new projects with Popular. Payment Processing income decreased by $3.4 million as a result of certain repricings that occurred during the fourth quarter of 2014 and reduced revenues from contracts with the Puerto Rico government.

See Note 22 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income (loss).

Non-operating expenses

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	Variance
		(As Restated)
Non-operating income (expenses)
Interest income	$495	$328	$167	51%
Interest expense	(24,266)	(25,772)	1,506	6%
Earnings of equity method investment	147	1,140	(993)	-87%
Other income	2,306	2,375	(69)	-3%

Total non-operating expenses	$(21,318)	$(21,929)	$611	3%

Total non-operating expenses decreased $0.6 million when compared with the prior year. The decrease is primarily driven by a $1.5 million decrease in interest expense mainly as a result of a decrease of 25 basis points in the interest rate as a result of the senior secured leverage ratio decreasing below 3.50x coupled with a lower outstanding loan balance. The decrease was partially offset by a $1.0 million decrease in earnings from our equity method investment in the Dominican Republic, CONTADO.

Income tax (benefit) expense

Income tax benefit for the year ended December 31, 2015 amounted to approximately $3.3 million compared with an income tax expense of $8.9 million in 2014. The $12.2 million increase in tax benefit is primarily driven by the reversal of a tax uncertainty reserve for which the statute of limitations expired during the third quarter of 2015.

See Note 18 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding income taxes.

Comparison of the years ended December 31, 2014 and 2013

The following tables present the components of our audited consolidated statements of income (loss) and comprehensive income (loss) by business segment and the change in those amounts for the years ended December 31, 2014 and 2013.

Revenues

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	Variance
	(As Restated)
Merchant Acquiring, net	$79,136	$73,616	$5,520	7%
Payment Processing	104,713	100,104	4,609	5%
Business Solutions	177,939	184,682	(6,743)	-4%

Total revenues	$361,788	$358,402	$3,386	1%

Total revenues for the year ended December 31, 2014 were $361.8 million, an increase of $3.4 million or 1% compared with 2013.

Merchant Acquiring revenues increased $5.5 million or 7% compared with 2013. The revenue growth was primarily the result of an increase in transaction volumes of 19.44 million.

Payment Processing revenues grew $4.6 million or 5% compared with 2013. Revenue growth was driven mainly by an increase of $3.0 million in our card products business resulting from higher accounts on file due to new customer additions in our Latin America operations and by an increase in ATH and POS network and processing transactions.

Business solutions revenues decreased $6.7 million or 4% compared with 2013. The decrease is almost entirely attributable to a decline in hardware and software sales of $10.3 million, partially offset by an increase in demand for core banking and other services of $2.7 million.

Operating costs and expenses

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	Variance
	(As Restated)
Cost of revenues, exclusive of depreciation and amortization shown below	$157,537	$162,980	$(5,443)	-3%
Selling, general and administrative expenses	41,276	38,810	2,466	6%
Depreciation and amortization	65,988	70,366	(4,378)	-6%

Total operating costs and expenses	$264,801	$272,156	$(7,355)	-3%

Total operating costs and expenses for the year ended December 31, 2014 were $264.8 million, a decrease of $7.4 million or 3% compared with 2013.

Cost of revenues decreased $5.4 million or 3% compared with 2013. The decrease was due mainly to lower cost of sales incurred as a result of the aforementioned decrease in hardware and software sales, partially offset by higher software and equipment maintenance.

Selling, general and administrative expenses increased $2.5 million or 6% compared with 2013. The increase was due mainly to non-recurring expenses included in 2014 of $7.9 million associated to the CEO succession and acceleration of vesting of certain stock options, and a $1.1 million increase in professional expenses related to the debt offering that was withdrawn. This increase was partially offset by $3.1 million non-cash charge taken in connection with the vesting of all Tranche B and C stock options and a $2.7 million of one-time expenses related to the secondary offerings completed in 2013.

Depreciation and amortization expense decreased by $4.4 million or 6% compared with 2013. The decrease resulted from lower amortization of software packages that became fully depreciated.

Income from operations

The following table presents income from operations by reportable segments.

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	Variance
	(As Restated)
Segment income from operations
Merchant Acquiring, net	$34,362	$35,398	$(1,036)	-3%
Payment Processing	58,796	54,635	4,161	8%
Business Solutions	48,299	42,687	5,612	13%

Total segment income from operations	141,457	132,720	8,737	7%
Merger related depreciation and amortization and other unallocated expenses (1)	(44,470)	(46,474)	2,004	4%

Income from operations	$96,987	$86,246	$10,741	12%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations increased $10.7 million or 12% compared with 2013. The increase in income from operations was the result of the aforementioned factors affecting revenues and operating costs and expenses.

See Note 22 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income (loss).

Non-operating expenses

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013	Variance
	(As Restated)
Non-operating income (expenses)
Interest income	$328	$236	$92	39%
Interest expense	(25,772)	(37,417)	11,645	31%
Earnings of equity method investment	1,140	935	205	22%
Other income (expenses)	2,375	(75,682)	78,057	-103%

Total non-operating expenses	$(21,929)	$(111,928)	$89,999	80%

Total non-operating expenses decreased $90.0 million compared with 2013. The decrease was primarily due to other income (expenses) in 2013 related to a $58.5 million charge associated with the extinguishment of debt and a $16.7 million expense related to the termination of our Consulting Agreements with Apollo and Popular. In addition, there was a decrease in interest expense of $11.8 million as a result of the debt refinancing transaction completed during the second quarter of 2013.

For additional information related to the extinguishment of debt and associated loss, see Note 12 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

Income tax expense

Income tax expense for the year ended December 31, 2014 amounted to approximately $8.9 million compared with an income tax expense of $1.4 million in 2013. The income tax expense for 2014 is a result of higher taxable income.

See Note 18 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding income taxes.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $83 million was available as of December 31, 2015.

At December 31, 2015, we had cash of $28.7 million, of which $16.4 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

Comparison of the years ended December 31, 2015 and 2014

The following table presents our cash flows from operations for the years ended December 31, 2015 and 2014:

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014
		(As Restated)
Cash provided by operating activities	$162,419	$139,819
Cash used in investing activities	(53,068)	(25,831)
Cash used in financing activities	(112,718)	(104,149)

(Decrease) increase in cash	$(3,367)	$9,839

Net cash provided by operating activities for the year ended December 31, 2015 was $162.4 million, an increase of $22.6 million compared with 2014. The increase was driven by higher income from operations in 2015, coupled with less cash used to pay accounts payable and accrued liabilities.

Net cash used in investing activities increased by $27.2 million, primarily driven by the FirstBank merchant portfolio transaction in which the Company purchased the FirstBank merchant portfolio and certain POS machines for $11.5 million. In addition, restricted cash increased by $6.1 million.

Net cash used in financing activities for the year ended December 31, 2015 amounted to $112.7 million, an increase of $8.6 million when compared with the prior year. The increase is driven by more cash used in the repurchase of common stock, partially offset by less cash used to pay down short term borrowings during the year.

Comparison of the years ended December 31, 2014 and 2013

The following table presents our cash flows from operations for the years ended December 31, 2014 and 2013:

	Years ended December 31,
(Dollar amounts in thousands)	2014	2013
	(As Restated)
Cash provided by operating activities	$139,819	$62,610
Cash used in investing activities	(25,831)	(28,897)
Cash used in financing activities	(104,149)	(37,072)

Increase (decrease) in cash	$9,839	$(3,359)

Net cash provided by operating activities for the year ended December 31, 2014 was $139.8 million, an increase of $77.2 million compared with 2013. The increase was driven by higher income from operations in 2014, while prior year includes cash used to pay certain amounts related to the redemption of the senior notes and the extinguishment of debt of $41.9 million, and a $16.7 million payment related to the termination of the Consulting Agreements with Popular and Apollo.

Net cash used in investing activities is mostly related to purchases of property and equipment and intangible assets.

Net cash used in financing activities for the year ended December 31, 2014 was $104.1 million compared with $37.1 million in 2013. Cash used in financing activities in 2014 consisted of $47.5 million in debt repayments, $31.4 million in quarterly dividends paid and $26.2 million for common stock repurchased. Cash used in financing activities in 2013 included $755.0 million to repay outstanding debt, $75.0 million to repurchase our common stock, $12.1 million of debt issuance costs, $16.9 million to pay taxes resulting from cashless exercise of stock options, and $16.4 million in dividend payments. These cash uses were partially offset by proceeds of $700.0 million from new long-term debt (refinancing outstanding debt), $112.4 million net proceeds from the initial public offering, and $24.2 million proceeds from short-term borrowings.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed), additions to property and equipment and the purchase of contract assets, including approximately $10 million for a merchant contract portfolio in the fourth quarter of 2015. We invested approximately $45.6 million, $25.6 million, and $28.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof each quarter by our Board. Refer to the table below for details regarding our dividends in 2015 and 2014:

Declaration Date	Record Date	Payment Date	Dividend per share
February 12, 2014	February 25, 2014	March 14, 2014	0.10
May 7, 2014	May 19, 2014	June 6, 2014	0.10
August 6, 2014	August 18, 2014	September 5, 2014	0.10
November 5, 2014	November 17, 2014	December 5, 2014	0.10
February 18, 2015	March 2, 2015	March 19, 2015	0.10
May 6, 2015	May 18, 2015	June 5, 2015	0.10
August 5, 2015	August 17, 2015	September 3, 2015	0.10
November 4, 2015	November 16, 2015	December 4, 2015	0.10

Stock Repurchase

During 2015, the Company repurchased 3,012,826 shares of the Company’s common stock at a cost of $54.9 million. The Company funded such repurchase with cash on hand and borrowings under the existing revolving credit facility.

During the fourth quarter of 2014, the Company repurchased 1,201,194 shares of the Company’s common stock at a cost of $26.2 million. The Company funded such repurchase with cash on hand and borrowings under the existing revolving credit facility.

On December 13, 2013, we repurchased 3,690,036 shares of our common stock from the underwriters in connection with a secondary public offering. We funded the share repurchase with approximately $25.0 million in cash on hand and $50.0 million of borrowings under our revolving credit facility.

Repurchases may be accomplished through open market transactions, privately negotiated transactions, accelerated share repurchase programs and other means.

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

Senior Secured Credit Facilities

Term A Loan

As of December 31, 2015, the outstanding principal amount of the Term A Loan was $262.5 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR rate plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of December 31, 2015, the outstanding principal amount of the Term B Loan was $390.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has a balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of December 31, 2015, the outstanding balance of the revolving credit facility was $17.0 million.

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

The senior secured revolving credit facility is available for general corporate purposes and includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings. All obligations under the senior secured credit facilities are unconditionally guaranteed by Holdings and, subject to certain exceptions, each of EVERTEC Group’s existing and future wholly-owned subsidiaries. All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of EVERTEC Group’s assets and the assets of the guarantors, subject to certain exceptions.

See Note 12 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information.

Other Short-Term Borrowing

In August 2013, we entered into a financing agreement in the ordinary course of business to purchase certain hardware, software and maintenance and related services in the amount of $1.8 million to be repaid in three installments over a term of eight months. As of December 31, 2014, this other short-term borrowing had been fully repaid.

Notes payable

In December 2014 and June 2015, EVERTEC entered into non-interest bearing financing agreements to purchase software of $4.6 million and $1.1 million, respectively. The notes will be repaid over a 36-month term. As of December 31, 2015, the outstanding principal balance of these notes payable is $4.2 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

In December 2015, the Company entered into a plain-vanilla floored interest-rate swap agreement (the “Swap”) with a major credit-worthy United States commercial bank. Prior to executing the Swap, 100% of EVERTEC’s outstanding debt is at a variable interest rate. With the Swap, the Company will fix the interest rate on $200 million of the Company’s Term B loan beginning in January of 2017, which represents approximately 30% of the Company’s outstanding debt at December 31, 2015. The Swap agreement has a notional amount of $200 million, matures in April of 2020, a fixed rate of 1.9225%, which hedges the variable portion of the debt, the same payment dates as the underlying loan agreement and a floor equal to 75 basis points. The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instruments is determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable, forward rates, and discount rates.

As of December 31, 2015, the Company has a derivative liability included in other long-term liabilities amounting to $0.5 million, and a corresponding cash flow hedge loss included in other comprehensive income (loss). The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of December 31, 2015, the senior secured leverage ratio was 3.47 to 1.00. As of the date of filing of this Form 10-K, except as otherwise disclosed to the Administrative Agent (and for which corrective action has been taken and publicly disclosed by Parent in its Form 8-K filed with the SEC on April 14, 2016), no event has occurred that constitutes an Event of Default or Default. Please refer to note 24 included within the Consolidated Financial Statements for further detail regarding the corrective action taken by the Company.

In this Annual Report on Form 10-K, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the senior secured leverage ratio based on the financial information for the last twelve months at the end of each quarter.

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per common share (Non-GAAP measures)

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

Year ended December 31, 2015
(Dollar amounts in thousands, except per share data)
Net Income	$85,377
Income tax expense	(3,335)
Interest expense, net	23,771
Depreciation and amortization	64,974

EBITDA	170,786

Software maintenance reimbursement and other costs (1)	1,902
Equity income (2)	(147)
Compensation and benefits (3)	12,237
Transaction, refinancing and other non-recurring fees (4)	1,316
Purchase accounting (5)	82

Adjusted EBITDA	186,176

Operating depreciation and amortization (6)	(29,301)
Cash interest expense (7)	(20,665)
Cash income taxes (8)	(5,682)

Adjusted Net Income	$130,528

Adjusted Net Income per common share:
Basic	$1.69
Diluted	$1.69
Shares used in computing Adjusted Net Income per common share:
Basic	77,066,459
Diluted	77,181,123

(1)	Predominantly represents reimbursements received for certain software maintenance expenses as part of the Merger.

(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received, if any.

(3)	Represents non-cash equity based compensation expense of $5.3 million and severance payments of $6.4 million year ended December 31, 2015.

(4)	Represents fees and expenses associated with fees and corporate transactions as defined in the Credit Agreement.

(5)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.

(6)	Represents operating depreciation and amortization expense which excludes amortization generated as a result of the Merger.

(7)	Represents interest expense, less interest income, as they appear on our consolidated statement of income (loss) and comprehensive income (loss), adjusted to exclude non-cash amortization of the debt issuance costs, premium and accretion of discount.

(8)	Represents cash taxes paid for each period presented.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2015 are as follows:

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$722,199	$42,796	$285,352	$394,051	$—
Operating leases (2)	19,553	4,670	13,720	1,163	—
Short-term borrowings (3)	17,076	17,076	—	—	—
Other long-term liabilities	4,964	2,482	2,482	—	—

Total	$763,792	$67,024	$301,554	$395,214	$—

(1)	Long-term debt includes the payments of cash interest (based on interest rates as of December 31, 2015 for variable rate debt) and aggregate principal amount of the senior secured term loan facilities, as well as commitments fees related to the unused portion of our senior secured revolving credit facility, as required under the terms of the long-term debt agreements.
(2)	Includes certain facilities and equipment under operating leases. See Note 21 of the Notes to Audited Consolidated Financial Statements for additional information regarding operating lease obligations.
(3)	Excludes the payments of cash interest related to the outstanding portion of the senior secured revolving credit facility as of December 31, 2015.

Off Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. As of December 31, 2015, we had an outstanding letter of credit of $0.9 million with a maturity of less than three months. In addition, the Company has a letter of credit issued by Popular for an amount of $ 4.2 million at December 31, 2015. Also, as of December 31, 2015, we had an off balance sheet item of $10.8 million related to the unused amount of windfall that is available to offset future taxable income.

See Note 21 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information related to this off balance sheet item.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2015, under the senior secured credit facilities would increase our annual interest expense by approximately $6.7 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015, we entered into an interest rate swap agreement with a notional amount of $200 million, which represents approximately 30% of our outstanding debt. Under this agreement, commencing January 1, 2017, we will receive a rate equal to the LIBOR rate applicable to our Term B loan, and pay a fixed rate equal to 1.9225%. The net effect of the swap agreement is to fix the interest rate on $200 million of our Term B loan at approximately 4.5%, beginning January 1, 2017 and ending when the Term B loan matures, in April 2020.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 12 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information related to the senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the audited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income (loss) and comprehensive income (loss). At December 31, 2015, the Company had $7.1 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared to an unfavorable foreign currency translation adjustment of $6.5 million at December 31, 2014.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firms reports, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(As Restated)
Revenues	$91,497	$93,405	$92,941	$95,685
Operating costs and expenses	64,481	65,958	71,467	68,262

Income from operations	27,016	27,447	21,474	27,423
Non-operating expenses	(5,697)	(5,235)	(5,485)	(4,900)

Income before income taxes	21,319	22,212	15,989	22,523
Income tax expense (benefit)	2,775	2,645	(9,347)	591

Net income	$18,544	$19,567	$25,336	$21,932

Net income per common share - basic	$0.24	$0.25	$0.33	$0.29

Net income per common share - diluted	$0.24	$0.25	$0.33	$0.29

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(As Restated)
Revenues	$87,598	$91,497	$89,044	$93,649
Operating costs and expenses	64,007	65,935	62,743	72,116

Income from operations	23,591	25,562	26,301	21,533
Non-operating expenses	(4,213)	(5,694)	(6,287)	(5,735)

Income before income taxes	19,378	19,868	20,014	15,798
Income tax expense	2,400	2,395	1,159	2,948

Net income	$16,978	$17,473	$18,855	$12,850

Net income per common share - basic	$0.22	$0.22	$0.24	$0.16

Net income per common share - diluted	$0.21	$0.22	$0.24	$0.16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In a Current Report on Form 8-K filed on March 20, 2015 (the “Form 8-K”), the Company announced that on March 20, 2015 the Audit Committee of the Company’s Board of Directors selected to cancel its engagement of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm.

The audit reports of PwC on the Company’s consolidated financial statements for the fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2014 and 2013, and during the subsequent interim period through March 20, 2015, (i) there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the consolidated financial statements for such years and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K, except for a material weakness in the Company’s internal control over financial reporting as of December 31, 2014 because the segregation of duties within the accounting system was inadequate for multiple individuals within the Company, including members of executive management. Specifically, certain individuals had access to prepare and post journal entries across substantially all key accounts of the Company without an independent review performed by someone other than the preparer. While the control deficiency did not result in any financial statement adjustments during the year ended December 31, 2014, it could result in misstatements to accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. PwC discussed this control deficiency with the Audit Committee of the Company’s Board of Directors and the Audit Committee has authorized PwC to discuss such control deficiency with Deloitte & Touche LLP, the Company’s new independent registered public accounting firm, and to respond fully to any inquiries of Deloitte & Touche LLP regarding such control deficiency.

The Company also announced in the Form 8-K that on March 20, 2015, the Audit Committee of the Board decided to select Deloitte & Touche LLP (“Deloitte”) as the new independent registered public accounting firm to audit the consolidated financial statements of the Company for the fiscal year ending December 31, 2015.

During the fiscal years ended December 31, 2014 and 2013 and through March 20, 2015, the date of the selection of Deloitte, the Company had not consulted with Deloitte with respect to either:

(i)	the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided by Deloitte to the Company that Deloitte concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or

(ii)	any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of the SEC’s Regulation S-K.

Item 9A. Controls and Procedures

Restatement

During 2016 and subsequent to the issuance of the Company’s Consolidated Financial Statements for the quarterly period ended September 30, 2015, we identified and concluded that there was a material weakness in our internal control over financial reporting. The material weakness related to our controls over the assessment of uncertain tax positions that allowed material errors to occur that were not detected in a timely manner therefore requiring a restatement of our previously issued consolidated financial statements for 2014 and 2013 and for the quarters within the years ended December 31, 2014 and 2015. Management’s decision to restate the Company’s previously issued Consolidated Financial Statements was made as a result of the identification of an incorrect assessment of uncertain tax positions in 2010 and their impact on subsequent years. Management reviewed the controls related to the completeness and robustness of its assessment and monitoring of uncertain tax positions and concluded that there was a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2015 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2015, the Company’s disclosure controls and procedures are not effective because of the material weakness in our internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company’s controls related to the completeness and robustness of its assessment and monitoring of uncertain tax positions and the appropriate accounting related to the potential obligations were not designed or operating effectively. Management concluded that this control deficiency is a material weakness. As a result of the material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015. The foregoing control deficiency contributed to the restatement of our consolidated financial statements for 2014 and 2013 as well as the unaudited condensed consolidated financial information for the interim periods in 2015 and 2014. Additionally, the foregoing control deficiency could result in material misstatements of the consolidated financial statements that would not be prevented or detected.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2015, included in this Form 10-K and, as part of the audit, has issued a report, included as part of Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Remediation Plan

With the oversight of senior management and the audit committee, subsequent to December 31, 2015, we have begun to develop plans to remediate the underlying cause of the material weakness and improve the design of controls. Those plans include the following:

•	Enhance control procedures to ensure completeness of documented analyses supporting material tax positions taken by the company.

•	Enhanced monitoring activities over highly technical tax related aspects of material transactions, including the implementation of formal periodic meetings attended by the Chief Financial Officer, Finance Director, legal and tax departments to ensure that material tax positions, including uncertain tax positions, are vetted fully and continuously monitored for appropriate income tax accounting and disclosure purposes.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Corporate Governance

Overview

The Company’s business affairs are conducted under the direction of the Company’s Board of Directors (the “Board”) in accordance with the Puerto Rico General Corporation Law of 2009, as amended, the Company’s Charter, and the Company’s Amended and Restated By-Laws (the “By-Laws”). Members of the Board of Directors are informed of the Company’s business through discussions with management, by reviewing materials provided to them and by participating in meetings of the Board and its committees.

Board of Directors of the Registrant

The following individuals serve as the current directors of the Company. All ages are as of May 6, 2016.

FRANK G. D’ANGELO, Chairman of the Board

Age: 70

Director since: September 2013

Committees: Compensation Committee; Information Technology Committee

Experience: Frank G. D’Angelo has been Chairman of the Board of EVERTEC since February 2014 and a director since September 2013. He was the Company’s Interim CEO from January 1, 2015 to March 31, 2015. Mr. D’Angelo is also currently an Operating Partner in Hill Path, a private equity partnership that invests private equity in the public markets. He has 40 years of experience in the financial services industry. From 2012 to 2013, he was Chairman and President of Monitise Americas, Inc., a provider of mobile banking, payments and commerce solutions. From 2009 to 2011, he was Executive VP of the Payment Solutions Group at Fidelity National Information Services, Inc. (NYSE:FIS) and, before that, Senior EVP of the Payment Solutions Group (1997-2009) and member of the Corporate Risk Management Committee at Metavante Technologies, Inc. until the company’s merger with FIS in 2009. Mr. D’Angelo retired from FIS in 2012. Prior to Metavante/FIS, he was employed by Diebold Inc. (NYSE:DBD) (1979-1997) where he held several executive management positions such as VP of Service Operations, Head of Product Management, VP Client Services and Software Engineering, and CEO at Diebold, Inc. Mexico (1994-1996), living in Mexico City. From 1969 to 1979, he worked at Burroughs Corporation (now, Unisys Corporation) in software engineering, product management and client service management positions. Mr. D’Angelo is a past director and served on the Executive Committee of Contact Solutions, Inc., a provider of voice and mobile customer care solutions, as well as a director of ISF, a provider of system solutions to state and local government agencies. He is also on the board of trustees for Walsh University in Ohio and is Chairman of the Walsh University Finance and Audit Committee, and a member of its Investment Committee and Technology Committee. Mr. D’Angelo is a graduate of Walsh University with a business and management degree. He is a past Chairman of the Electronic Funds Transfer Association and served on the Payments Advisor Counsel of the Federal Reserve Bank of Philadelphia. Mr. D’Angelo is a United States Air Force veteran.

Qualifications: Mr. D’Angelo’s experience in the financial services industry, as well as in operations and management, provides great value to our Board.

MORGAN M. SCHUESSLER, JR., President and CEO

Age: 45

Director since: April 2015

Experience: Morgan M. Schuessler, Jr. joined the Company in April 2015 as our President and Chief Executive Officer. See “—Executive Officers” for Mr. Schuessler’s biographical information.

Qualifications: As a result of Mr. Schuessler’s 20 years of experience in the payment industry, he thoroughly understands the Company’s main market and has developed management and oversight skills that allow him to make significant contributions to the Board.

OLGA BOTERO

Age: 52

Director since: September 2014

Committees: Information Technology Committee (Chair); Nominating and Corporate Governance Committee

Experience: Olga Botero has been a member of our Board since September 2014. She is the founder and managing director of C&S Customers and Strategy, an information technology (“IT”) consultancy firm, and has been a Senior Advisor to the Boston Consulting Group since 2011. Ms. Botero has more than 20 years of experience in leadership roles in financial services, telecommunications and technology sectors globally. She was Group CIO for Grupo Bancolombia during 2006-2011, one of the largest financial groups in Colombia, as well as for all of Latin America. Ms. Botero has served as a director on several boards, including ACH Colombia, Todo1 Services, Todo1, Multienlace and Tania. She has also been a member of several advisory groups, including the Global Billing Association in the UK, SAP’s Banking Advisory Council, IBM WebSphere Board of Advisors, Accenture’s Global CIO Council Advisory Board, Unisys Global Outsourcing and Infrastructure Services Advisory Council, Cisco’s Latin American Executive Council and SAS Customer Advisory Board.

Qualifications: Ms. Botero has deep experience within the IT industry and brings to the Company specific knowledge of payment systems that, combined with her knowledge of and relationships in the Colombian market, is an asset to the Company.

JORGE JUNQUERA

Age: 67

Director since: April 2012

Committees: Audit Committee; Nominating and Corporate Governance Committee

Experience: Jorge Junquera has been a member of our Board since April 2012. Until his retirement in February 2015, Mr. Junquera was Vice Chairman of the Board of Directors of Popular, Inc. (NASDAQ:BPOP, “Popular”). Prior to becoming Vice Chairman, he was Chief Financial Officer of Popular and Banco Popular de Puerto Rico (“BPPR”) and Supervisor of Popular’s Financial Management Group, positions he held since 1996. From 1999 to 2002, Mr. Junquera was also President of Banco Popular North America (“BPNA”). Mr. Junquera was a member of the boards of BPPR and BPNA from 2001 until 2013, a member of the board of Centro Financiero BHD in the Dominican Republic from 2001 until 2015 and a member of the board of Popular North America from 1996 until 2015; as well as of various Puerto Rico open-end investment companies from 2010 until 2012. He currently serves as a director of two non-profit organizations: Sacred Heart University since 2014 and Raiders Baseball Academy since 2012.

Qualifications: Mr. Junquera’s significant experience managing financial institutions and serving on various boards of directors provides him with unique expertise and valuable perspective to assist the Board.

TERESITA LOUBRIEL

Age: 63

Director since: June 2013

Committees: Compensation Committee (Chair); Audit Committee

Experience: Teresita Loubriel has been a member of our Board since June 2013. From 1978 until her retirement in 2008, Ms. Loubriel held several positions in Popular and BPPR including Corporate Controller, General Auditor, Head of Quality Office, Head of the Year 2000 Office and Human Resources Director. When she retired she was Executive Vice President and Executive Officer in charge of Human Resources, Strategic Planning and Corporate Communications. A retired CPA, Ms. Loubriel served as Senior Auditor for PricewaterhouseCoopers LLP from 1974 to 1978. She was on the Board of Trustees of Universidad del Sagrado Corazón from 2006 to 2013 and was a member of the Executive and Audit Committees. Ms. Loubriel is currently a member of the Board of Directors of Hogar de Niñas de Cupey, a non-profit organization that shelters girls that have been removed from their homes by the Department of the Family due to abuse or neglect of their parents.

Qualifications: Ms. Loubriel’s extensive knowledge of finance and accounting allows her to make significant contributions to the Board. She also provides thoughtful insight regarding the communication needs of the Company.

NÉSTOR O. RIVERA

Age: 69

Director since: April 2012

Committees: Information Technology Committee

Experience: Néstor O. Rivera has been a member of our Board since April 2012. Mr. Rivera has worked for BPPR for over 45 years starting his career in 1970, under the Management Associate Program working for the Human Resources Division in charge of the Compensation and Salary Administration Department, and ultimately being appointed as the Director of Human Resources in 1986. During his tenure, he has been responsible for various divisions, such as Bank Operations for both BPPR and BPNA, and Asset Protection and Real Estate. Mr. Rivera is credited with establishing the Risk and Fraud Control Division in 2009 to prevent and minimize debit and credit card fraud, and the Technology Management Division to centralize all IT requirements and processes after Popular sold a 51% interest in EVERTEC to AP Carib Holdings, Ltd. Before assuming his current position as Executive Vice President of Retail Banking and Operations, he was Senior Vice President in charge of the Retail Banking Division from 1988 to 2004. Mr. Rivera received an MBA in Banking from the Interamerican University and, before joining BPPR, he served in the United States Air Force, Air National Guard and United States Air Force Reserve.

Qualifications: Mr. Rivera’s experience in sales, marketing, risk and operations has provided him with the knowledge and experience to contribute to the development of the Company’s business strategy, which helps the Board in many important areas.

ALAN H. SCHUMACHER

Age: 69

Director since: April 2013

Committees: Audit Committee (Chair); Nominating and Corporate Governance Committee

Experience: Alan H. Schumacher has been a member of our Board since April 2013 and served in the position of Interim Lead Independent Director from January 1 to March 31, 2015. Mr. Schumacher is currently a director of Bluelinx Holdings, Inc. (NYSE:BXC), Noranda Aluminum Holding Corporation (NYSE NOR), Bluebird Bus Holding, Inc. (NASDAQ:BLBD), and New Albertsons, LLC. He has also served as a director of other companies including Equable Ascent Financial, LLC from 2009 to 2012 and Anchor Glass Container, Inc. from 2002 to 2006. Mr. Schumacher worked for 23 years at American National Can Corporation and American National Can Group, where he served as Executive Vice President and CFO from 1997 until his retirement in 2000, and Vice President, Controller and Chief Accounting Officer (“CAO”) from 1988 to 1996.

Qualifications: As a former CFO and member of the Federal Accounting Standards Advisory Board, Mr. Schumacher brings to our Board substantial expertise in accounting, and the review and preparation of financial statements and internal controls, which he draws upon as our Audit Committee Chairman, while his vast experience in management at various entities has allowed him to make valuable contributions to the Board in its oversight functions.

BRIAN J. SMITH

Age: 60

Director since: February 2015

Committees: Compensation Committee; Audit Committee

Experience: Brian J. Smith has been a member of our Board since February 2015. Mr. Smith currently serves as Group President of Latin America (Central America, South America, Mexico and the Caribbean) for The Coca-Cola Company (NYSE:KO), a position he has held since January 2013. The Latin America Group represented $4.9 billion in net revenue and operating income of $2.9 billion in 2013. Prior to his current assignment, he was President of Coca-Cola’s Mexico division from October 2008 to January 2013, and President of the Brazil Division from August 2002 to October 2008. Mr. Smith has also held other strategic and management roles since joining The Coca-Cola Company in 1997, including Latin America Group Manager for Mergers and Acquisitions where he was responsible for bottler and brand transactions in Latin America. Mr. Smith holds a Master of Business Administration from the University of Chicago and currently resides in Mexico.

Qualifications: Like other members of the Board, Mr. Smith has substantial managerial experience in Latin America. His current position in Mexico is particularly appealing to us and makes him a valuable asset to the Company.

THOMAS W. SWIDARSKI

Age: 57

Director since: December 2014

Committees: Nominating and Corporate Governance Committee (Chair); Compensation Committee; Information Technology Committee

Experience: Thomas W. Swidarski has been a member of our Board since December 2014. His career spans over 35 years in the financial services and payments industries. He currently serves as Chairman and CEO of Bancsource, a privately held technology firm that focuses on US financial institutions. From 2006 to 2013, Mr. Swidarski was Chief Executive Officer and President of Diebold, Inc. (NYSE:DBD), a $3 billion global leader in providing integrated self-service transaction (ATMs) and security systems to the financial, commercial and retail markets in 100 countries. Prior to becoming CEO and President, Mr. Swidarski was Chief Operating Officer and President of Diebold, and served in various other senior strategic development and marketing capacities at Diebold since joining the company in 1996. Before joining Diebold, he worked in the banking industry for 16 years, ultimately serving as Vice President of alternative delivery systems for AmeriTrust Bank and Chief Marketing Officer of PNC Bank. Mr. Swidarski currently serves on the board of another publicly company, Altra Industrial Motion Corp. (NASDAQ:AMIC). Altra Industrial is a leading global designer and manufacturer of quality power transmission and motion control products used in a variety of industrial applications. He is also a non-executive chairman of Asurint One Source Technology, LLC, a privately held company in the background verification field. Mr. Swidarski is involved in many non-profit organizations and is a trustee for the University of Dayton.

Qualifications: Mr. Swidarski is a seasoned senior executive with deep industry knowledge. Having served as CEO and President of Diebold, he brings significant international operating and management experience which adds to the success and growth of the Company.

Board Composition

Our Board is currently comprised of nine directors. Messrs. Junquera and Rivera and Ms. Loubriel were originally nominated to the Board by Popular, Inc. (“Popular”) under its director nominee rights granted by the Stockholder Agreement, as amended, by and among the Company, Popular and the other stockholders parties thereto (the “Stockholder Agreement”). Messrs. D’Angelo and Schumacher were originally nominated to the Board by Apollo Management, LLP under its director nominee rights granted by the Stockholder Agreement.

In accordance with the Stockholder Agreement, if there are any vacancies on our Board, then a committee consisting of our entire Board (other than any directors who are to be replaced because Popular has lost the right to nominate them) has the right to nominate the individuals to fill such vacancies, which nominees must be reasonably acceptable to Popular for so long as it owns, together with its affiliates, at least 5% of our outstanding Common Stock.

As of the Record Date, the Board was in compliance with the NYSE rules with respect to maintaining the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee comprised entirely of independent directors.

Board Leadership Structure

The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide independent oversight of management. The Board understands that there is no single, generally accepted approach to providing Board leadership, and the right Board leadership structure may vary as circumstances warrant.

Based on its most recent review of the Company’s leadership structure, the Board continues to believe that its current leadership structure is optimal for the Company because it provides the Company with strong and consistent leadership. In considering its leadership structure, the Board has taken a number of factors into account. A number of Board and committee processes and procedures, including regular executive sessions of non-management directors and a regular review of the Company’s and our executive officers’ performance, provide substantial independent oversight of our management’s performance. The Board has the ability to change its structure, subject to any limitations under the Stockholder Agreement, should that be deemed appropriate and in the best interests of the Company and its stockholders.

Board Committees

The Board has four standing committees, including the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Information Technology Committee, each of which is composed entirely of independent directors, except for the Information Technology Committee in which Mr. Rivera is a member.

Audit Committee

Our Audit Committee acts pursuant to a written charter (as amended and restated) adopted by the Board, a copy of which is publicly available on the Company’s website at www.evertecinc.com in the “Investor Relations” section under the headings “Corporate Information” and “Governance Documents.” Our Board has determined that Messrs. Schumacher, Junquera, Smith and Ms. Loubriel each qualify as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As indicated above, each of the members of our Audit Committee qualifies as independent, as defined in Rule 10A-3 of the Exchange Act and under the NYSE rules. Pursuant to our Audit Committee Charter and our By-Laws, our Audit Committee must consist of at least three board members who must meet at least four times a year, including once every fiscal quarter.

Our Audit Committee met eleven times during the fiscal year ended December 31, 2015. During such period, each member of the Audit Committee attended at least 90% of the meetings. In compliance with the NYSE rules, the Board made a formal determination that the simultaneous service on more than three audit committees of public companies by Mr. Schumacher does not impair his ability to serve on our Audit Committee nor does it represent or in any way create a conflict of interest for the Company.

The Audit Committee assists the Board in its oversight of (i) our financial reporting process, with respect to the integrity of our financial statements and our internal controls over financial reporting; (ii) our independent registered public accounting firm’s qualifications, independence and performance; (iii) the performance of our internal audit function; (iv) our management policies regarding risk assessment and management; and (v) our compliance with laws and regulations. The Audit Committee is also responsible for the appointment, compensation, retention and oversight of the independent registered public accounting firm and the establishment of procedures for handling complaints.

Compensation Committee

Our Compensation Committee acts pursuant to a written charter (as amended and restated) adopted by the Board, a copy of which is publicly available on the Company’s website at www.evertecinc.com in the “Investor Relations” section under the headings “Corporate Information” and “Governance Documents.” As indicated above, each of the members of our Compensation Committee qualifies as independent under the NYSE rules. Pursuant to our Compensation Committee Charter and our By-Laws, our Compensation Committee must consist of at least three board members who meet at least once a year. The Compensation Committee reviews and recommends policy relating to the compensation and benefits of our officers, directors and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the CEO and other senior officers, evaluating the performance of these officers in light of those goals and objectives and reviewing and approving the compensation of these officers based on such evaluations. The Compensation Committee also produces a report on executive officer compensation as required by the SEC, which is included in this Form 10-K.

Our Compensation Committee met seven times during the fiscal year ended December 31, 2015. Each member of the Compensation Committee during such period attended 100% of the meetings.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee acts pursuant to a written charter (as amended and restated) adopted by the Board, a copy of which is publicly available on the Company’s website at www.evertecinc.com in the “Investor Relations” section under the headings “Corporate Information” and “Governance Documents.” As indicated above, each of the members of our Nominating and Corporate Governance Committee qualifies as independent under the NYSE rules. Pursuant to our Nominating and Corporate Governance Committee Charter and our By-Laws, our Nominating and Corporate Governance Committee must consist of at least three board members who meet at least once a year. The responsibilities of our Nominating and Corporate Governance Committee include (i) assisting the Board in identifying individuals qualified to serve as members of the Board; recommending to the Board the director nominees for the next annual stockholders meeting—in each case subject to the terms of the Stockholder Agreement; (ii) reviewing and recommending to the Board a set of corporate governance guidelines; and (iii) leading the Board in its review of the performance of the Board and Board committees. For a further description of our director nomination process under our Stockholder Agreement, see “—Certain Relationships and Related Transactions—Related-Party Transactions in Connection with the Closing of the Merger—Stockholder Agreement—Director Nomination Rights.”

Our Nominating and Corporate Governance Committee met five times during the fiscal year ended December 31, 2015. Each member of the Nominating and Corporate Governance Committee during such period attended 100% of the meetings.

Information Technology Committee

Our Information Technology Committee acts pursuant to a written charter (as amended and restated) adopted by the Board on February 5, 2016, and effective on March 1, 2016, a copy of which is publicly available on the Company’s website at www.evertecinc.com in the “Investor Relations” section under the headings “Corporate Information” and “Governance Documents.” As indicated above, one of the members of our Information Technology Committee does not qualify as independent under the NYSE rules. Pursuant to our Information Technology Committee Charter and our By-Laws, our Information Technology Committee must consist of at least three board members who meet at least once a year. The Information Technology Committee assists the Board in the integrity of the Company’s information and technology systems; and in the management and oversight of (i) IT-related risks; (ii) IT security and cybersecurity; and (iii) IT infrastructure and strategy.

Other Committees

Our By-Laws provide that our Board may establish one or more additional committees. The Stockholder Agreement provides that, unless otherwise prohibited by applicable law, regulation or the NYSE rules (including the independence requirements described above), Popular has the right to representation on each committee of the Board in the same proportion as the number of directors, if any, nominated by it bears to the total number of directors—for so long as Popular owns, together with its affiliates, at least 5% of our outstanding Common Stock.

Executive Officers of the Registrant

Set forth below is a description of the business positions held during at least the past five years by the current executive officers of the Company. All ages are as of May 6, 2016.

MORGAN M. “MAC” SCHUESSLER, JR., age 45, has been our President and Chief Executive Officer since April 2015. Mr. Schuessler has over 20 years of payment industry leadership experience. He has served as President of International for Global Payments Inc. (NYSE:GPN, “Global Payments”), one of the world’s leading payment processing providers, overseeing the company’s businesses outside of the Americas since 2012. The businesses under his leadership spanned 23 countries throughout Europe and Asia, and encompassed more than 40% of the company’s employees. From 2008 to 2012, Mr. Schuessler served as Global Payment’s Executive Vice President and Chief Administrative Officer with responsibility for the company’s global operations, human resources, corporate marketing and communications, real estate services and money transfer business. In this position, he led the implementation of the worldwide credit and risk function, and the creation of the company’s first global operations center in Manila, Philippines. Prior to joining Global Payments, Mr. Schuessler served in several leadership positions with American Express, Inc. including Vice President, Global Purchasing Solutions, with responsibility for managing the company’s purchasing card business globally. Additionally, he served in various sales, marketing, strategy and product management positions. Mr. Schuessler was a member of Visa’s Senior Client Council and the UnionPay International Member Council, the international division of China UnionPay (CUP). He holds a bachelor’s degree from New York University and an MBA from Emory University’s Goizueta Business School where he currently serves on the Executive Committee of the Dean’s Advisory Board.

PETER J. S. SMITH, age 48, was appointed as Chief Financial Officer in September 2015. Prior to joining EVERTEC in 2015, he served as Chief Accounting Officer and Corporate Senior Vice President of Fidelity National Information Services, Inc. (FIS) from May 2013 to May 2015. In this role, Smith was FIS’ principal accounting officer responsible for enterprise-wide accounting operations and systems, financial controls and external reporting. From October 2009 to May 2013, Mr. Smith served as Senior Vice President and Segment Controller. In this position he was responsible for managing the finance and accounting functions for FIS’ Payments Solutions Group segment. Before joining FIS, Mr. Smith held finance roles of increasing responsibility at Metavante Corporation from 2005 to 2009 and served as Segment Chief Financial Officer of the Payments Solutions Group of Metavante Corporation from 2008 to 2009. As part of his responsibilities, he teamed up with business partners to successfully acquire, integrate and grow numerous businesses and go public. Prior to joining Metavante, Mr. Smith spent seven years in Silicon Valley and served as the Worldwide Sales Controller of Openwave Systems Inc., beginning in June 2002. Before this role he worked for PricewaterhouseCoopers LLP in the San Jose, CA offices. Mr. Smith received his bachelor’s degree from the University of Pennsylvania and holds a master’s degree in taxation from San Jose State University. Mr. Smith is a Certified Public Accountant.

PHILIP E. STEURER, age 47, has been our and EVERTEC Group’s Executive Vice President and Chief Operating Officer (“COO”) since August 2012. Before joining the Company, Mr. Steurer worked for over 11 years at First Data Corporation, holding various positions, such as Senior Vice President, Latin America and Caribbean from 2003 to 2012, and Vice President and General Manager at PaySys Intl. (a subsidiary of First Data Corporation) from 2001 to 2003. Prior to that, his experience includes serving as Unit Manager of Credit Services at Sears Roebuck & Company, Senior Manager of the Card Processing Center of EDS Africa, Ltd., Manager of Contract Administration at Electronic Data Systems, as well as an Assistant Bank Examiner at the Federal Deposit Insurance Corporation. Mr. Steurer holds a Master of Business Administration in Finance from Indiana University, and a Bachelor of Business Administration in Finance from the University of Notre Dame.

MIGUEL VIZCARRONDO, age 43, has been our Executive Vice President and Head of Merchant Acquiring and Payment Processing (which includes ATM and POS processing and the ATH Network) since April 2012 and EVERTEC Group’s Executive Vice President and Head of Merchant Acquiring and Payment Processing since February 2012. Mr. Vizcarrondo worked in BPPR for 14 years where he served as Portfolio Manager of the Treasury Division from 1996 to 2000, Vice President of Corporate Banking from 2000 to 2006, and Senior Vice President of Merchant Acquiring Solutions from 2006 until joining the Company in September 2010 as EVERTEC Group’s Senior Vice President and Head of Merchant Acquiring. Mr. Vizcarrondo received his Bachelor of Science in Management, with a concentration in Finance, from Tulane University in New Orleans, Louisiana. He is a former president of the Puerto Rico Association for Financial Professionals, has served on Visa Latin America Acquirer and Emerging Payments Committees and is a Director of the Puerto Rico Pee Wee Football League. Mr. Vizcarrondo has received numerous acknowledgements including a 40 Under 40 award from Caribbean Business in 2012 and a People to Watch recognition from Caribbean Business in 2011.

CARLOS J. RAMÍREZ, age 54, has been our Executive Vice President and Head of Business Solutions since April 2012 and EVERTEC Group’s Executive Vice President and Head of Business Development since 2004. Before joining the Company in April 2004, Mr. Ramírez worked for 21 years at GM Group, Inc. holding various senior positions in product and sales management, including Systems Engineer from 1983 to 1984, Sales Manager for Multiple Computer Services from 1984 to 1990 and Senior Executive Vice President for the International Division from 1990 to 1997. Mr. Ramírez received his Bachelor of Science in Computer and Systems Engineering from Rensselaer Polytechnic Institute in New York. He is a member of the Puerto Rico Chamber of Commerce and the Puerto Rico Sales and Marketing Association. Mr. Ramírez has received numerous commendations including the Top Management Award in Sales from the Puerto Rico Sales & Marketing Association; the Service Manager of the Year, Metro Region award from the Puerto Rico Manufacturers Association; and a People to Watch recognition in 2009 from Caribbean Business.

MARIANA GOLDVARG, age 50, has been President of EVERTEC in Latin America since May 2015, and is responsible for managing the Company’s operations in the region. Ms. Goldvarg is a seasoned financial services industry professional, with extensive knowledge of Latin America. Prior to joining the Company, she served as President of Equifax Latin America since 2012, and Equifax International’s Senior Marketing Officer from 2009 to 2011. Before that, she held several senior level positions within Citibank including, Latin America Marketing Head from 2001 to 2004, Citibank Country Business Manager from 2003 to 2005 and CitiMortgage Executive Director from 2006 to 2008.

Risk Oversight

Our Board approved the Company’s Enterprise Risk Management Policy (the “ERM Policy”), the overall purpose and scope of which is the execution of risk management processes that provide for risk and exposure monitoring; the embedding or integration of risk management into all activities as an integral part of the Company’s business activities; and the development of comprehensive internal controls and assurance processes linked to key risks. As a result, the Company is implementing risk management processes that ensure the Company complies with existing regulatory and industry standards, thereby protecting the value of the EVERTEC brand and reputation by applying a disciplined approach to risk management, governance and internal controls.

Our Board is involved in risk oversight through direct decision-making authority with respect to significant matters and the oversight of management by the Board and its committees. Among other areas, the Board is directly involved in overseeing risks related to the Company’s overall strategy, including product, go-to-market and sales strategy, executive officer succession, business continuity, crisis preparedness and corporate reputational risks.

The committees of the Board execute their oversight responsibility for risk management as follows:

•	The Audit Committee is responsible for overseeing the Company’s internal financial and accounting controls, work performed by the Company’s independent registered public accounting firm and the Company’s internal audit function. As part of its oversight function, the Audit Committee regularly discusses with management and the Company’s independent registered public accounting firm the Company’s major financial and controls-related risk exposures and steps that management has taken to monitor and control such exposures. Within its risk oversight functions, the Audit Committee is responsible for reviewing the overall implementation of the Company’s ERM framework and program, ensuring the placement of controls needed to establish a strong internal control environment, receiving periodic status reports on management’s ERM progress, overseeing the Company’s risk exposure, and validating management’s active role in assessing, managing and mitigating risks. In addition, the Company, under the supervision of the Audit Committee, has established procedures available to all employees for the anonymous and confidential submission of complaints or concerns relating to any matter to encourage employees to report questionable activities directly to the Company’s senior management and the Audit Committee.

•	The Compensation Committee is responsible for overseeing risks related to the Company’s cash and equity-based compensation programs and practices.

•	The Nominating and Corporate Governance Committee is responsible for overseeing risks related to the composition and structure of the Board of Directors and its committees and the Company’s corporate governance practices. In this regard, the Nominating and Corporate Governance Committee will periodically review the Board and its committees, and plan for Board member succession and executive officer succession.

•	The Information Technology Committee is responsible for overseeing the Company’s information and technology systems related risks and security.

Furthermore, a Management Operating Committee (the “MOC”) that is comprised of members of senior management (including our CEO, COO, CFO, Chief Information Officer (“CIO”), General Counsel, Treasurer, heads of our business segments and such other officers of the Company as the CEO deems necessary or advisable for the proper conduct of the business of the Company) was created to assist the Audit Committee with risk oversight responsibilities. The MOC delegates risk responsibilities throughout the Company through the Company’s Risk Officer, Risk Owners and Risk Working Groups in order to define the Company’s risk appetite through a combination of limits and tolerances, and ensure that processes are implemented to identify, measure and assess risks. The ERM Policy requires regular reporting to ensure proper documentation of the Company’s ERM activities. The Risk Officer has been delegated the primary responsibility of reporting risk summaries to the Audit Committee, and an annual ERM report. Our executive officers also report information regarding the Company’s risk profile directly to the Board from time to time.

The Board believes that the work undertaken by the Board, the Board’s committees, the MOC and the Company’s senior management team enables the Board to effectively oversee the Company’s risk management processes.

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees, including our CEO and CFO. Our Code of Ethics is posted on our website at www.evertecinc.com in the “Investor Relations” section under the headings “Corporate Information” and “Governance Documents.” We intend to include on our website any amendments to, or waivers from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the “code of ethics”, as defined by the SEC.

Meetings of the Board of Directors and Corporate Governance Matters

The Board met eleven times during the fiscal year ended December 31, 2015. Each of our directors who served during such period attended 100% of the meetings of the Board, with the exception of Ms. Loubriel who had an attendance rate of 91%.

The Board’s operation and responsibilities are governed by the Charter, the By-Laws, charters for the Board’s standing committees, Puerto Rico law and the Stockholder Agreement. The Charter and the By-Laws generally eliminate the personal liability of our directors for breaches of fiduciary duty as a director and indemnify directors and officers as described below.

Indemnification of Directors and Officers

Our Charter and By-Laws limit the liability of our directors to the maximum extent permitted by Puerto Rico law. However, if Puerto Rico law is amended to authorize corporate action further limiting or eliminating the personal liability of directors, then the liability of our directors will be limited or eliminated to the fullest extent permitted by Puerto Rico law, as so amended. The modification or repeal of this provision of our Charter and By-Laws will not adversely affect any right or protection of a director existing at the time of such modification or repeal.

Our Charter and By-Laws provide that we will, from time to time, to the fullest extent permitted by law, indemnify our directors and officers against all liabilities and expenses in any suit or proceeding, arising out of their status as an officer or director or their activities in these capacities. We will also indemnify any person who, at our request, is or was serving as a director, officer or employee of another corporation, partnership, joint venture, trust or other enterprise. We may, by action of our Board, provide indemnification to our employees and agents within the same scope and effect as the foregoing indemnification of directors and officers.

The right to be indemnified includes the right of an officer or a director to be paid expenses, including attorneys’ fees, in advance of the final disposition of any proceeding, provided that, if required by law, we receive an undertaking to repay such expenses if it is determined that the officer or director is not entitled to be indemnified.

Our Board may take certain action it deems necessary to carry out these indemnification provisions, including purchasing insurance policies. Neither the amendment nor the repeal of these indemnification provisions, nor the adoption of any provision of our Charter and By-Laws inconsistent with these indemnification provisions, will eliminate or reduce any rights to indemnification relating to such person’s status or any activities prior to such amendment, repeal or adoption.

Our By-Laws provide that we may maintain insurance covering certain liabilities of our officers, directors, employees and agents, whether or not we would have the power or would be required under Puerto Rico law to indemnify them against such liabilities. We maintain a directors’ and officers’ liability insurance policy (“D&O Liability Insurance”) for the protection of our directors and certain of our officers.

We have entered into separate indemnification agreements with each of our directors in connection with his or her appointment to the Board. These indemnification agreements will require us to, among other things, indemnify our directors against liabilities that may arise by reason of their status or service as directors. We believe these provisions will assist in attracting and retaining qualified individuals to serve as directors and officers. These indemnification agreements also require us to advance any expenses incurred by the directors as a result of any proceeding against them as to which they could be indemnified and to use reasonable efforts to cause our directors to be covered by our D&O Liability Insurance policy. A director is not entitled to indemnification by us under such agreements if (i) the director did not act in good faith and in a manner he or she deemed to be reasonable and consistent with, and not opposed to, our best interests or (ii) with respect to any criminal action or proceeding, the director had reasonable cause to believe his or her conduct was unlawful.

To our knowledge, currently there is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification by us is sought, nor are we aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Insofar as indemnification for liabilities arising under the U.S. Securities Act of 1933, as amended (the “Securities Act”), may be permitted to our directors, officers and controlling persons pursuant to the above statutory provisions or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Procedures for Communications with the Board

Stockholders and any interested party may communicate directly with the Board. All communications should be directed to our Secretary at the address below and should prominently indicate on the outside of the envelope that it is intended for the Board of Directors or for non-management directors. If no director is specified, the communication will be forwarded to the entire Board. Communications to the Board should be sent to: EVERTEC, Inc., Board of Directors, care of the Secretary, Road 176, Km. 1.3, San Juan, Puerto Rico 00926.

Director Attendance Policy

The Company does not have a formal policy with regard to Board member attendance at the Company’s annual meetings of stockholders. All directors are encouraged to attend each annual stockholders’ meeting to provide our stockholders with an opportunity to communicate with directors about issues affecting the Company; however, attendance is not mandatory. Last year, all nine directors standing for re-election at the Company’s 2015 Annual Meeting of Stockholders attended the meeting. As required by the Company’s By-Laws, the Board must meet immediately after the Company’s annual stockholders’ meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, or “Section 16(a),” requires that directors, executive officers, and persons who own more than ten percent of any registered class of a company’s equity securities, or “reporting persons,” file with the SEC initial reports of beneficial ownership and report changes in beneficial ownership of Common Stock and other equity securities. Such reports are filed on Form 3, Form 4 and Form 5 under the Exchange Act, as appropriate. Reporting persons holding the Company’s stock are required by the Exchange Act to furnish the Company with copies of all Section 16(a) reports they file.

To the Company’s knowledge, based solely on the Company’s review of copies of these reports, and written representations from such reporting persons, the Company believes that all filings required to be made by reporting persons holding the Company’s stock were timely filed for the fiscal year ended December 31, 2015 in accordance with Section 16A(a).

Item 11. Executive Compensation

Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion & Analysis (“CD&A”) provides an overview of our executive compensation programs, describes the material factors underlying our 2015 compensation provided to our named executive officers (“NEOs”), and explains the information presented in the tables that follow this CD&A.

This CD&A is incorporated into this Annual Report on Form 10-K because the Company will file the Proxy Statement at a later date due to the postponement of the Annual Stockholders Meeting, which is currently scheduled for July 2016.

Overview

The Compensation Committee is responsible for recommending to our Board our general compensation philosophy and objectives, determining our CEO’s compensation, approving the compensation of our other executive officers and directors, and administering our equity-based compensation plans, in which our NEOs may participate. The Compensation Committee is also charged with overseeing the risk assessment of our compensation arrangements applicable to our executive officers and other employees, and reviewing and considering the relationship between risk management policies and practices, and compensation.

The Compensation Committee meets as often as necessary, but at least once annually. While ultimate responsibility for compensation recommendations rests with the Compensation Committee, the Compensation Committee has the authority to hire a compensation consultant to assist it in fulfilling its duties.

Since March 2014, the Compensation Committee has used the professional compensation consulting firm Frederic W. Cook & Co., Inc. (“F.W. Cook”), to assist it in undertaking a comprehensive review of our entire executive compensation program. The Compensation Committee assessed the independence of F.W. Cook and whether its work raised any conflict of interest, taking into consideration the independence factors set forth in applicable SEC and NYSE rules, and determined that F.W. Cook was independent. In December 2015, F.W. Cook performed a study to assess the competitive position and design of our non-employee director compensation program, as well as an assessment of the competitiveness of compensation levels for our executive officers. As a result of these assessments, certain adjustments were made to the Director Compensation Policy, and some modifications were implemented to our long-term incentive plan.

This CD&A reflects a discussion of our compensation objectives and philosophy, as well as the elements of our total NEO compensation packages in addition to information regarding certain compensation changes implemented for fiscal year 2015. The Compensation Committee may conduct further review of the executive compensation philosophy and objectives from time to time and could make changes to the executive compensation practices as it considers appropriate.

Named Executive Officers (NEOs)

The table below sets forth a list of our NEOs for the fiscal year ended December 31, 2015. All of our NEOs are or were primarily employed by EVERTEC Group, which is our principal operating subsidiary, but also serve in similar functions at EVERTEC. As further disclosed in more detail elsewhere in this Form 10-K, Frank G. D’Angelo served as interim CEO from January 1, 2015 to March 31, 2015; Morgan M. Schuessler, Jr. became President and CEO as of April 1, 2015. Mariana Goldvarg was named as the Company’s President for Latin America as of May 25, 2015. Furthermore, Juan J. Román ceased his employment with the Company effective August 31, 2015 and Peter J.S. Smith assumed the role of Executive Vice President, Chief Financial Officer and Treasurer as of September 1, 2015.

Name	Title
Morgan M. Schuessler, Jr.	President and Chief Executive Officer

Peter J.S. Smith	Executive Vice President, Chief Financial Officer and Treasurer

Mariana Goldvarg	President for Latin America

Philip E. Steurer	Executive Vice President and Chief Operating Officer

Miguel Vizcarrondo	Executive Vice President and Head of Merchant Acquiring and Payment Processing

Carlos J. Ramírez	Executive Vice President and Head of Business Solutions

Compensation Philosophy and Objectives

As mentioned above, the Compensation Committee is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. Its intent is to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive.

The philosophy embedded in our compensation program is to:

•	Support an environment that rewards performance against established goals;

•	Provide fair base compensation and benefits for management stability and incentive compensation to support our short- and long-term success;

•	Align the interests of executives with the long-term interests of stockholders through equity-based awards that may result in stock ownership; and

•	Develop incentives to achieve high levels of performance while not encouraging excessive risk taking in the business.

Compensation for our NEOs is designed to provide rewards commensurate with each NEO’s contribution. Our executive compensation strategy is designed to:

•	Attract and retain highly qualified executives;

•	Provide executives with compensation that is competitive within the industry in which we operate;

•	Establish compensation packages that take into consideration the executive’s role, qualifications, experience, responsibilities, leadership potential, creativity, individual goals and performance; and

•	Align executive compensation to support our business objectives.

Role of Executive Officers in Compensation Decisions

Our CEO defines and recommends to the Compensation Committee the corporate and personal objectives for each of our other NEOs annually. The Compensation Committee has the authority to modify these objectives as deemed necessary and approve the final incentive opportunity which will be communicated by the CEO to such NEOs.

Our CEO also reviews the performance of each of our other NEOs annually. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual incentive award target and actual payout amounts, are presented to the Compensation Committee, which has the discretion to modify any recommended adjustments or awards to executives, including our NEOs.

The Compensation Committee has final approval over all compensation decisions for our NEOs and approves recommendations regarding cash and equity awards to all of our NEOs. Although the CEO is present to discuss recommendations pertaining to each of our other NEOs, our CEO is not permitted to attend those portions of any meetings of the Compensation Committee at which the CEO’s performance or compensation is discussed, unless specifically invited by the Compensation Committee.

Competitive Compensation Practices

The Compensation Committee’s access to competitive benchmarking is a critical element to understanding the current environment for executive talent. Along with other factors, this information enables the Compensation Committee to make well-informed decisions on recruitment and retention of key executives.

Elements of Compensation

The Compensation Committee believes the compensation packages provided to our executives, including our NEOs, should include both cash and equity-based incentives that reward performance against established goals and that discourage management from taking unnecessary and/or excessive risks that may harm the Company.

Our compensation program for our NEOs consists of the following core elements:

•	Base salary;

•	Short-term cash incentives based on performance;

•	Long-term equity incentives based on performance; and

•	Other benefits and perquisites.

In 2014, as part of the Company’s comprehensive review of its compensation programs and practices, the Compensation Committee worked with F.W. Cook to establish an executive compensation peer group to assist the Compensation Committee in evaluating the competitiveness of NEO compensation in terms of both dollar opportunity and compensation structure and design. As a matter of good governance practice, the Compensation Committee is committed to periodically reviewing the list of peer companies to ensure the appropriateness of this group on an ongoing basis and make changes, if necessary. Given the Company’s location in Puerto Rico, the Compensation Committee must balance the challenges of attracting and retaining experienced local executive talent with talent from the mainland United States and elsewhere.

In narrowing its focus of comparable companies for consideration, the Compensation Committee, in general, utilized the following factors for screening purposes: (i) the extent to which the peer companies compete with EVERTEC in one or more lines of business, for executive talent and for investors; (ii) comparability of revenues, market capitalization, total assets and number of employees; (iii) statistical reliability in terms of the total number of companies in the peer set; and (iv) the prevalence of companies in the peer frames of other similarly situated competitors (i.e., “peer of peer” analysis). Furthermore, the Compensation Committee reviewed compensation data for several publicly traded companies that are native to Puerto Rico in an effort to monitor the local marketplace for executive talent.

For 2015, the Compensation Committee, with the assistance of F.W. Cook, determined that the peer companies chosen previously were still appropriate. The following table lists the 14 companies as selected and approved by the Compensation Committee after taking into account the various factors mentioned above:

ACI Worldwide	Fiserv	MoneyGram International
Broadridge Financial Solutions	Global Cash Access Holdings	Total System Services
Cardtronics	Global Payments	Vantiv
Euronet Worldwide	Heartland Payment Systems	WEX
Fidelity National Information Services	Henry (Jack) & Associates

Base Salary

We provide our NEOs and other employees with a base salary to compensate them for services rendered during the year. This fixed element of our compensation program is determined for each executive based on position and scope of responsibility. Annual base salary for our NEOs is subject to annual review by the Compensation Committee for possible increase at the Board’s sole discretion. In reviewing base salaries, the Compensation Committee may consider (i) changes in the executive’s individual responsibility; (ii) analysis of the executive’s compensation both internally (i.e., relative to other EVERTEC officers) and externally (i.e., relative to similarly situated executives at peer companies); and (iii) the executive’s individual performance.

In order to provide a total compensation package competitive with those provided by the peer companies in which we compete for top executive talent, the base salaries of our NEOs were increased effective as of July 1, 2014, per the recommendation of our independent compensation consultant. In December 2015, the Company’s executive compensation program was reviewed by the Compensation Committee and F.W. Cook. The Compensation Committee determined that our current compensation package continues to be competitive and successful at attracting and retaining top executive talent. The base salary for each NEO was as follows for 2015:

Named Executive Officers	2015 Cash Base Salary	2014 Cash Base Salary	Percent Change
Morgan M. Schuessler, Jr.	$650,000	—	n/a
Peter J.S. Smith	$350,000	—	n/a
Mariana Goldvarg	$350,000	—	n/a
Miguel Vizcarrondo	$300,000	$300,000	0%
Carlos J. Ramírez	$300,000	$300,000	0%
Philip E. Steurer	$285,000	$285,000	0%
Frank G. D’Angelo(1)	$300,000	—	n/a
Juan J. Román(2)	$400,000	$400,000	0%

(1)	Mr. D’Angelo served as Interim Chief Executive Officer from January 1, 2015 to March 31, 2015. The base salary shown is annualized.
(2)	Mr. Román served as Executive Vice President, Chief Financial Officer and Treasurer of the Company and EVERTEC Group until August 31, 2015.

Annual Cash Bonus

With the implementation of the new executive compensation philosophy in 2014, the Compensation Committee made certain adjustments to the annual cash bonus program for 2014 based in part on F.W. Cook’s recommendation. Specifically, prior to July 1, 2014, greater emphasis was placed on each NEO’s achievement of certain qualitative factors. The changes made by the Compensation Committee place greater weighting on the achievement of certain quantitative factors as reflected in the corporate component of the cash bonus, strengthening our commitment to a pay-for-performance compensation philosophy. In 2015, the annual cash bonus program was reviewed by the Compensation Committee, which determined that our current program continues to be appropriate in accordance with our executive compensation philosophy. The corporate component and individual component were established at 70% and 30% of the overall bonus targets, respectively, with the exception of our President and CEO, for whom the corporate component is 100%. The corporate component of the potential cash bonus is triggered if the Company achieves at least 95% of our Revenue (weighted at 40%) and Adjusted Net Income (weighted at 60%) targets for the fiscal year, with our NEOs receiving 50% of the corporate component at the 95% performance level, up to 150% of the corporate component at 110% of our targeted corporate metrics, with linear interpolation between the 95% and 110% performance levels. Furthermore, our NEOs are eligible to earn a cash bonus of 0% to 150% of the personal component based on each executive’s individual performance.

The target annual cash bonus as a percentage of salary and the mix between corporate performance and individual performance elements for each NEO were as follows for 2015:

Named Executive Officers	Target Bonus Percentage	Corporate Performance Percentage	lndividual Performance Percentage	Target Bonus	Actual Bonus Payout
Morgan M. Schuessler, Jr.(1)	100%	100.0%	n/a	$650,000	$497,250
Peter J. S. Smith(1)	75%	52.5%	22.5%	$262,500	$89,250
Mariana Goldvarg(1)	75%	52.5%	22.5%	$262,500	$176,000
Miguel Vizcarrondo	75%	52.5%	22.5%	$225,000	$227,000
Carlos J. Ramírez	75%	52.5%	22.5%	$225,000	$162,000
Philip E. Steurer	75%	52.5%	22.5%	$213,750	$215,525

(1)	Bonus prorated to hire date (Mr. Schuessler – 9 months; Mr. Smith – 4 months; Ms. Goldvarg – 8 months)

The actual bonus payouts described in the above table and paid to our NEOs for fiscal year 2015 reflect the Company’s achievement of 100.24% of our Revenue and 100.09% of our Adjusted Net Income targets, resulting in a blended overall percentage of approximately 70% of the corporate component targets. Each NEO also achieved varying percentages of their individual component targets which, when taken together with the corporate component, result in the total actual bonus payout reflected in the above table, with the exception of our President and CEO, for whom the individual component is not applicable.

Long-Term Equity Incentives

In connection with our initial public offering, we adopted the EVERTEC, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Under the 2013 Plan, 5,956,882 shares of our Common Stock were initially reserved for issuance upon exercise and grants of stock options, restricted stock and other equity awards. The Compensation Committee has been delegated the responsibility to administer these plans. In the past, equity awards were generally awarded to our NEOs upon commencement of employment or in connection with promotions.

In early 2014, the Compensation Committee initiated a comprehensive review of the Company’s compensation programs and practices as part of the Company’s emergence as a separate stand-alone entity. As part of this multi-faceted review, the Compensation Committee determined that a new long-term incentive design linked to strong pay-for-performance principles was appropriate to ensure executive ownership and linkage to the long-term interests of EVERTEC shareholders. As a result, on February 24, 2015, the Compensation Committee determined it was appropriate to award our NEOs with grants of restricted stock units (“RSUs”) under the 2013 Plan (the “2015 Awards”).

The 2015 Awards provided for the grant of both time-based and performance-based RSUs to our NEOs. Grants under the 2015 Awards were designed for the dual purpose of serving as a retention mechanism for the Company’s key employees and as an incentive vehicle to help ensure that such key employees are linked to the Company’s overall performance in future years. The RSUs include a dividend equivalent component, subject to meeting applicable vesting criteria. In March 2015, the Compensation Committee approved grants of time-based and performance-based RSUs for our NEOs.

The following NEOs received grants under the 2015 Awards:

	RSUs Granted(1)
Name	Cash Base Salary ($)		Total RSUs Award (#)(2)	Total Award Value ($)	Grant Date
Morgan M. Schuessler, Jr	$650,000		92,294	$2,000,000	April 1, 2015
Frank G. D’Angelo	$300,000	(3)	3,390	$75,020	January 1, 2015
Peter J.S. Smith	$350,000		27,996	$500,000	September 1, 2015
Mariana Goldvarg	$350,000		44,984	$1,000,000	June 1, 2015

(1)	RSUs Awards were granted upon signing of the executive’s employment agreement.
(2)	Provided that the executive is actively carrying out his or her duties in connection with the employment at all times from the date of grant through the vesting date, the RSUs shall vest as follows: Mr. Schuessler’s RSUs will vest in three equal installments on April 1, 2016, April 1, 2017 and April 1, 2018; Mr. D’Angelo’s RSU vested on May 29, 2015; Mr. Smith’s RSUs will vest on September 1, 2018; and Mr. Goldvarg’s RSUs will vest on June 1, 2018.
(3)	Salary annualized for his service as Interim CEO from January 1, 2015 to March 31, 2015.

Subsequently, after analysis of applicable market data and consultation with F.W. Cook, on December 16, 2015, the Compensation Committee adopted a change to one of the metrics used in the long-term incentive plan, specifically, the measurement of Compound Annual Growth Rate (“CAGR”) in Fully Diluted Earnings per Share (“EPS”) to be calculated annually instead of cumulatively over three years for the awards to be granted during 2016 (the “2016 Awards”). This change was adopted temporarily due to the difficulty in determining a three-year measure given the current challenges in the local economic environment. During February of 2016, the Compensation Committee approved grants of time-based RSUs and performance-based RSUs to its NEOs. The time-based RSUs granted by the Company to its NEOs will vest in three equal installments on February 19, 2017, February 19, 2018 and February 19, 2019, provided that the NEO remains continuously employed with the Company during such time period except as otherwise set forth in the applicable award agreement. Also, in February 2016, the Company made changes to the pay-out levels (i.e., the minimum threshold performance level was increased from 50% to 60%).

The performance-based RSUs can be earned by the NEOs only to the extent that performance is achieved against pre-established goals, and vest on the third anniversary of the grand date, upon culmination of a three-year performance period that ends on December 31, 2018, provided that the NEO remains continuously employed with the Company during such time period except as otherwise set forth in the applicable award agreement. The performance-based RSUs are divided into two equal, independent parts that are subject to two separate and distinct performance metrics: 50% weighted to relative total shareholder return (“TSR”) goal and 50% with a CAGR of Fully Diluted EPS.

The total award dollar value is divided equally between time-based RSUs and performance-based RSUs. The actual number of RSUs granted for time-based RSUs and performance-based RSUs tied to Fully Diluted EPS was determined by dividing the award dollar value by the price of the Common Stock on the close of business of the date of grant. The actual number of RSUs granted for performance-based RSUs tied to relative TSR was determined by dividing the award dollar value by a Monte Carlo simulation value that factors future stock prices for the Company and peer companies.

Performance against the relative TSR goal is determined by comparing the performance of the Company’s actual TSR with the TSR performance of the members of the Russell 2000 Index for the three-year performance period. The Compensation Committee believes that the members of the Russell 2000 Index are an appropriate benchmark against which to compare the Company’s TSR performance given the Index’s focuses on the small-cap segment of the U.S. equity universe. The following table summarizes the relationship between the Company’s actual TSR performance when compared with the TSR performance of the members of the Russell 2000 index and the associated payout levels for the performance achieved:

Performance Level(1)	Company Percentile Rank vs. Peer Companies	Payout Percentage
Maximum	75th Percentile or Above	200%
Target	50th Percentile	100%
Threshold	35th Percentile	60%
	Less Than 35% Percentile	0%

(1)	Performance between levels is linearly interpolated.

The CAGR EPS RSUs will be based on the Company’s actual one-year diluted EPS measured over the one-year period commencing on January 1, 2016 and ending on December 31, 2016, relative to the goals set by the Compensation Committee for this same period. The shares earned according to the table below will be subject to a further two-year service vesting period:

Performance Level(1)	EVERTEC 1-Year Diluted EPS Growth	Payout Percentage
Maximum	$1.79	200%
Target	$1.62	100%
Threshold	$1.57	60%
	<$1.57	0%

(1)	Performance between levels is linearly interpolated.

Results falling between the stated levels of threshold and target and between target and maximum will result in an interpolated, or sliding scale payout.

Details of the 2016 and 2015 Awards to our NEOs are as follows:

2016 Awards				RSUs Granted
Name	Base Salary ($)	Award Multiple (%)	Total Award Value ($)	Time-based (#)	Relative TSR (#)(1)	CAGR of Diluted EPS (#)	Total (#)
Morgan M. Schuessler, Jr.	$650,000	420%	$2,730,000	119,737	50,295	59,869	229,901
Peter J.S. Smith	350,000	252%	882,000	38,685	16,250	19,343	74,278
Mariana Goldvarg	350,000	223%	782,000	34,299	14,407	17,150	65,856
Miguel Vizcarrondo	300,000	117%	350,000	15,351	6,449	7,676	29,476
Carlos J. Ramírez	300,000	117%	350,000	15,351	6,449	7,676	29,476
Philip E. Steurer	285,000	184%	525,000	23,027	9,673	11,514	44,214

(1)	As of the grant date, the Monte Carlo simulation value for all executives was $13.57 and the closing Common Stock price was $11.70.

2015 Awards(1)				RSUs Granted
Name	Base Salary ($)	Award Multiple (%)	Total Award Value ($)	Time-based (#)(2)	Relative TSR (#)(3)	CAGR of Diluted EPS (#)(2)	Total (#)
Morgan M. Schuessler, Jr.	$650,000	300%	$1,950,000	44,994	17,349	22,497	84,840
Juan J. Román	400,000	175%	700,000	15,738	5,682	7,869	29,289
Miguel Vizcarrondo	300,000	175%	525,000	11,804	4,262	5,902	21,968
Carlos J. Ramírez	300,000	175%	525,000	11,804	4,262	5,902	21,968
Philip E. Steurer	285,000	175%	498,750	11,213	4,049	5,607	20,869

(1)	Awards other than grants made upon signing of the executives’ employment agreements.
(2)	The Company’s Common Stock price as of the close of business on the date of grants was used to determine the number of RSUs ($21.67 for Mr. Schuessler and $22.24 for all other NEOs).
(3)	As of the date of grants, the Monte Carlo simulation value for Mr. Schuessler’s grant was $28.10 and $30.80 for the grants of all other NEOs.

Other Compensation

Statutory Cash Bonus Payment

In 2015, each NEO received a Christmas bonus. As a general rule, Puerto Rico law requires companies to provide employees who worked more than 700 hours in a year an amount which cannot be less than $600 as a Christmas bonus, which must be paid on or before the 15th day of December. In 2015, our policy was to pay a Christmas bonus to employees in Puerto Rico in an amount equivalent to 4.17% of the employee’s base salary for employees hired before October 29, 2012 and 3.00% of the employee’s base salary for employees hired after this date.

Benefits and Perquisites

Our NEOs participate in the same benefit programs as the rest of our general employee population. These benefits include health insurance coverage, short- and long-term disability insurance, and life insurance, among others. In addition, in order to better enable us to attract, retain and motivate employees for key positions, we provide limited perquisites to our NEOs to assist them in carrying out their duties and increasing productivity. We believe these perquisites, which do not constitute a significant portion of our NEOs’ total compensation package, are reasonable and consistent with our overall compensation philosophy. In 2015, these perquisites included the use of Company-owned automobiles, periodic comprehensive medical examinations, and club membership fees.

Our NEOs, as well as all other employees, are eligible to participate in the EVERTEC Group Savings and Investment Plan. This plan is a tax-qualified retirement savings plan (similar to a 401(k) plan) to which all Puerto Rico employees were able to contribute up to $15,000 in 2015 on a pre-tax basis—and up to 10% after tax—of their total annual compensation. We match 50% of the employee contributions up to 3% of base salary. All matching contributions to the EVERTEC Group Savings and Investment Plan vest 20% each year over a five-year period.

Tax Deductibility of Executive Compensation

The Compensation Committee intends that all applicable compensation payable for NEOs be deductible for income tax purposes, unless there are valid compensatory reasons for paying non-deductible amounts in order to ensure competitive levels of total compensation. For the fiscal year 2015, the Company was not subject to the limitations of Section 162(m) of the U.S. Internal Revenue Code.

Stock Ownership Guidelines

In February 2015, the Compensation Committee adopted Stock Ownership Guidelines for directors, NEOs and certain other key employees of the Company. These guidelines were established to align the financial interest of the directors and certain officers of the Company with those of the Company’s shareholders. Following formal implementation of the guidelines, the Compensation Committee reevaluated the guidelines and proposed the following amendments: (1) establish that ownership levels will be based on the fair market value of the Company’s Common Stock; and (2) designate the Company’s Finance Division as the administrator of the guidelines. In December 2015, the Compensation Committee deemed it advisable and in the best interests of the Company to incorporate the proposed amendments into the guidelines. Furthermore, the Compensation Committee believes that the investment community values stock ownership by the Company’s directors and NEOs and that share ownership demonstrates a commitment to and belief in the long-term profitability of the Company. Our NEOs and other key officers are generally subject to the following ownership guidelines:

Designated Owner	Ownership Level
Chief Executive Officer	5 times annual base salary
Executive Vice Presidents	3 times annual base salary
Senior Vice Presidents	1 times annual base salary

While directors are encouraged to acquire shares of Common Stock, thereby strengthening their commitment to the welfare of the Company and its subsidiaries, directors are prohibited from selling any such shares during their service as directors of the Company, unless approved by the Compensation Committee, and only then in extraordinary circumstances.

Compensation Risk Assessment

We believe our approach to establishing goals and objectives and setting targets with payouts at multiple levels of performance, combined with the evaluation of performance results, assist in mitigating excessive risk-taking that could harm the Company’s value or reward poor judgment by our executives. Several features of our programs reflect sound risk management practices. Furthermore, our independent compensation consultant is aware of the potential risks in compensation programs and assisted with the implementation of the following plan design features of the Company’s cash and equity incentive programs for our executives that reduce the likelihood of excessive risk-taking:

•	The program design provides a balanced mix of cash and equity, annual and long-term incentives, and time-based and performance-based (revenue, earnings, and total shareholder return) requirements.

•	Maximum payout levels for annual cash bonuses are capped at 150% of the executive’s base salary.

•	Maximum payout levels for performance-based RSUs under the 2015 Awards are capped at 200% of target.

•	Equity awards are subject to multi-year vesting.

•	Executive and senior officers are subject to share ownership guidelines.

•	Compliance and ethical behaviors are integral factors considered in all performance assessments.

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following table summarizes the total compensation of each of our NEOs for services rendered during 2015, 2014 and 2013.

Name and principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-equity Incentive plan compensation ($)	All other compensation ($)(4)	Total ($)
Morgan M. Schuessler, Jr.	2015	$470,000	$119,500	$3,950,000	—	$497,250	$71,943	$5,108,693
President and CEO	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Peter J.S. Smith	2015	106,346		500,000		89,250	68,174	763,770
Executive Vice President, CFO and Treasurer	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Mariana Goldvarg	2015	201,923	10,500	1,000,000	—	176,000	144,927	1,533,350
President for Latin America	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Miguel Vizcarrondo	2015	300,000	12,500	525,000	—	227,000	18,044	1,082,544
Executive Vice President and	2014	266,000	12,500	—	—	122,888	52,083	453,471
Head of Merchant Acquiring and Payment Processing	2013	235,000	9,792	—	—	—	200,110	444,902
Carlos J. Ramírez	2015	300,000	12,500	525,000	—	162,000	10,867	1,010,367
Executive Vice President and	2014	266,000	12,500	—	—	106,013	58,154	442,667
Head of Business Solutions	2013	235,000	9,792	—	—	—	246,106	490,898
Philip E. Steurer	2015	285,000	11,875	498,750		215,525	14,219	1,025,369
Executive Vice President	2014	258,846	11,875	—	—	148,806	40,677	460,204
and COO	2013	235,000	9,792	—	—	—	187,775	432,567
Frank G. D’Angelo(1)	2015	75,000	—	75,360	—	—	16,895	167,255
Former Interim CEO	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Juan J. Román(1)	2015	278,462	600	77,775	—	—	298,546	655,383
Former Executive Vice	2014	386,923	16,667	—	—	231,351	55,783	690,724
President and CFO	2013	375,000	15,625	—	—	—	217,292	607,917

(1)	Mr. D’Angelo served as Interim CEO from January 1, 2015 to March 31, 2015; Mr. Román ceased his employment with the Company effective August 31, 2015.
(2)	Includes Christmas bonuses paid pursuant to applicable local law in 2013, 2014 and 2015.
(3)	Aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of assumptions made in the valuation of awards, refer to Note 15 of the Audited Consolidated Financial Statements included in the Company’s Annual Report.

(4)	All other compensation consists of the following:

Name	Car ($)(1)	Matching Contributions to Defined Contribution Plan ($)(2)	Club Membership ($)		Other Payments ($)(4)	Total ($)
Morgan M. Schuessler, Jr.	$12,267	$4,043	$36,572	(3)	$19,061	$71,943
Peter J.S. Smith	3,961	133	34,763	(3)	29,317	68,174
Mariana Goldvarg	—	—	—		144,927	144,927
Miguel Vizcarrondo	8,667	2,882	6,495		—	18,044
Carlos J. Ramírez	8,667	—	2,200		—	10,867
Philip E. Steurer	11,000	3,219	—		—	14,219
Frank G. D’Angelo	—	—	—		16,895	16,895
Juan J. Román	7,467	5,626	14,759		270,694	298,546

(1)	Annual car-value depreciation as recognized in the financial statements for each of the years listed.
(2)	Matching contributions made by EVERTEC Group as part of 401(k)/1165(e) plan benefits. For a description of these benefits, see “—Elements of Compensation—Other Compensation—Benefits and Perquisites.”
(3)	Includes a one-time initiation fee of $32,500. The club membership belongs to the Company and is transferable. Messrs. Schuessler and Smith were chosen as designated users of the membership so long as they remain employed by the Company.
(4)	Includes amounts paid to: Mr. Schuessler – $17,536 for rent and $1,525 for relocation expenses; Mr. Smith - $29,317 for relocation expenses; Ms. Goldvarg - $144,927 for the purchase of a car at her location (lump-sum amount); Mr. D’Angelo - $16,895 for travel and incidental expenses; Mr. Román - $270,694 is the FMV of RSUs which were subjected to accelerated vesting on November 5, 2015 (settlement date), pursuant to Mr. Román’s termination of employment on August 31, 2015. See “—Potential Payments upon Termination of Employment—Former Chief Financial Officer.”

Grants of Plan-Based Awards

The following table sets forth certain information for plan-based awards granted to each of our NEOs for the fiscal year ended December 31, 2015.

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All other stock awards: Number of RSUs (#)(4)	Grant date fair value of stock awards
Name	Grand Type	Grand Date 2015	Threshold(2)	Target	Maximum	Threshold	Target	Maximum
Morgan M. Schuessler, Jr.	Cash Bonus	—	$325,000	$650,000	$975,000	—	—	—	—	—
Morgan M. Schuessler, Jr.	Time-based RSUs	3/13	—	—	—	—	—	—	44,994	$975,000
Morgan M. Schuessler, Jr.	Performance-based RSUs based on Relative TSR	3/13	—	—	—	8,675	17,349	34,698	—	487,500
Morgan M. Schuessler, Jr.	Performance-based RSUs based on CAGR of Diluted EPS	3/13	—	—	—	11,249	22,497	44,994	—	487,500

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All other stock awards: Number of RSUs (#)(4)	Grant date fair value of stock awards
Name	Grand Type	Grand Date 2015	Threshold(2)	Target	Maximum	Threshold	Target	Maximum
Morgan M. Schuessler, Jr.	Time-based RSUs	4/1	—	—	—	—	—	—	92,294	2,000,000
Peter J. S. Smith	Cash Bonus	—	91,875	262,500	393,750	—	—	—
Peter J. S. Smith	Time-based RSUs	9/1	—	—	—	—	—	—	27,996	500,000
Mariana Goldvarg	Cash Bonus	—	91,875	262,500	393,750	—	—	—	—	—
Mariana Goldvarg	Time-based RSUs	6/1	—	—	—	—	—	—	44,984	1,000,000
Miguel Vizcarrondo	Cash Bonus	—	78,750	225,000	337,500	—	—	—	—	—
Miguel Vizcarrondo	Time-based RSUs	3/13	—	—	—	—	—	—	11,804	262,500
Miguel Vizcarrondo	Performance-based RSUs based on Relative TSR	3/13	—	—	—	2,131	4,262	8,524	—	131,250
Miguel Vizcarrondo	Performance-based RSUs based on CAGR of Diluted EPS	3/13	—	—	—	2,951	5,902	11,804	—	131,250
Carlos J. Ramírez	Cash Bonus	—	78,750	225,000	337,500	—	—	—	—	—
Carlos J. Ramírez	Time-based RSUs	3/13	—	—	—	—	—	—	11,804	262,500
Carlos J. Ramírez	Performance-based RSUs based on Relative TSR	3/13	—	—	—	2,131	4,262	8,524	—	131,250
Carlos J. Ramírez	Performance-based RSUs based on CAGR of Diluted EPS	3/13	—	—	—	2951	5,902	11,804	—	131,250
Philip E. Steurer	Cash Bonus	—	74,813	213,750	320,625	—	—	—	—	—
Philip E. Steurer	Time-based RSUs	3/13	—	—	—	—	—	—	11,213	249,350
Philip E. Steurer	Performance-based RSUs based on Relative TSR	3/13	—	—	—	2,024	4,049	8,098	—	124,700

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All other stock awards: Number of RSUs (#)(4)	Grant date fair value of stock awards
Name	Grand Type	Grand Date 2015	Threshold(2)	Target	Maximum	Threshold	Target	Maximum
Philip E. Steurer	Performance-based RSUs based on CAGR of Diluted EPS	3/13	—	—	—	2,804	5,607	11,214	—	124,700
Juan J. Román	Performance-based RSUs based on Relative TSR	3/13	—	—	—	632	1,263	2,526	—	38,900
Juan J. Román	Performance-based RSUs based on CAGR of Diluted EPS	3/13	—	—	—	874	1,748	3,496	—	38,875

(1)	This section reflects bonus opportunities under the Company’s annual bonus plan. The bonus opportunities are based on a corporate component and an individual component. The actual bonus payouts for 2015 are discussed in “Elements of Compensation – Annual Cash Bonus.”
(2)	This column reflects the amount payable if the threshold targets for the corporate component are met.
(3)	This section reflects the total amount of Performance-based RSUs granted under the 2015 Awards which will become vested on January 1, 2018 to the extent that performance is achieved.
(4)	This section reflects the total amount of Time-based RSUs granted under the 2015 Awards which will become vested in three equal installments January 1, 2016, January 1, 2017 and January 1, 2018.

Employment Agreements

We generally enter into employment agreements with our NEOs upon commencement of employment. In 2014, each of our NEOs entered into amended and restated employment agreements to reflect changes made to their respective base salaries and bonus programs.

Former Chief Financial Officer

On August 16, 2015, Juan J. Román ceased his employment as Executive Vice President, Chief Financial Officer and Treasurer of the Company and EVERTEC Group, effective August 31, 2015.

Current Chief Financial Officer

In August 19, 2015, the Company entered into an employment agreement with Peter J.S. Smith, pursuant to which the commencement date of his employment as Executive Vice President, Chief Financial Officer and Treasurer of the Company and EVERTEC Group became effective September 1, 2015 until December 31, 2018. Pursuant to his agreement, Mr. Smith would receive an annual base salary of $350,000, which amount is subject to annual review by the Board or a committee thereof. Mr. Smith is eligible for annual cash incentive awards of up to 75% of his base salary under the EVERTEC Annual Performance Incentive Guidelines. Mr. Smith will also receive a Christmas bonus each year in an amount equal to 3% of his base salary. Mr. Smith also received (i) 27,996 RSUs which will vest in one installment on September 1, 2018, subject to the executive’s continuous employment with the Company throughout the three-year vesting period; and (ii) 74,278 RSUs as described earlier in this Form 10-K under “Elements of Compensation – Long-Term Equity Incentives.” Furthermore, the Compensation Committee approved a reimbursement not to exceed $250,000 gross or $151,000 net of taxes to

Mr. Smith as other compensation for the loss sustained on the sale of his former principal residence in Jacksonville, Florida and relocation to Puerto Rico.

Other NEOs

In addition to provisions on base salary, annual cash bonus and payments upon termination that are included in each of our NEO’s employment agreements, all our NEOs are eligible to participate in our retirement and other employee benefit plans and policies that we make generally available to our other executives, except severance plans or policies, and are entitled to D&O liability insurance coverage.

Mariana Goldvarg. The terms of Ms. Goldvarg’s employment agreement provided for, among other things, (1) a term ending on December 31, 2018; (2) an initial annual base salary of $350,000; and (3) an annual bonus with a target of up to 75% of Ms. Goldvarg’s annual base salary.

Philip E. Steurer. The terms of Mr. Steurer’s employment agreement provide for, among other things, (1) a term ending on August 1, 2017; (2) an initial annual base salary of $285,000; and (3) an annual bonus with a target of up to 75% of Mr. Steurer’s annual base salary.

Miguel Vizcarrondo and Carlos J. Ramírez. Messrs. Vizcarrondo’s and Ramírez’s employment agreements were effective up until September 30, 3015, and the executives have not been subject to employment agreements since October 1, 2015.

Outstanding Equity Awards at Fiscal Year End

The following tables sets forth the outstanding equity awards for our NEOs as of December 31, 2015.

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Morgan M. Schuessler, Jr.	—	—		—	—
Peter J. S. Smith	—	—		—	—
Mariana Goldvarg	—	—		—	—	—
Miguel Vizcarrondo	—	—		—	—
Carlos J. Ramírez	—	—		—	—
Philip E. Steurer	—	40,000	(1)	—	6.04	August 1, 2022

(1)	Mr. Steurer’s unvested options will vest in two equal installments on August 1, 2016 and August 1, 2017.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)(2)		Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (7)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Morgan M. Schuessler, Jr.	44,994	(3)	$753,200	39,846	$667,020
Morgan M. Schuessler, Jr.	92,294	(4)	1,545,000	—	—
Peter J. S. Smith	27,996	(5)	468,653	—	—
Mariana Goldvarg	44,984	(6)	753,032	—	—
Miguel Vizcarrondo	11,804	(3)	197,600	10,164	170,150
Carlos J. Ramírez	11,804	(3)	197,600	10,164	170,150
Philip E. Steurer	11,213	(3)	187,700	9,656	161,650
Juan J. Román	—		—	3,011	50,400

(2)	These units are Time-based RSUs.

(3)	RSUs will vest in three equal installments on January 1, 2016, January 1, 2017 and January 1, 2018.
(4)	RSUs will vest in three equal installments on April 1, 2016, April 1, 2017 and April 1, 2018.
(5)	Mr. Smith’s unvested RSUs will vest on September 1, 2018.
(6)	Ms. Goldvarg’s unvested RSUs will vest on June 1, 2018.
(7)	These units are Performance-based RSUs with a vesting date of January 1, 2018.

Option Exercises and Stock Vested

The following table sets forth certain information for stocks awards vested by our NEOs for the fiscal year ended December 31, 2015. None of our NEOs had stock options exercised during 2015.

Stock Awards
Name	Number of RSUs Acquired on Vesting (#)(1)		Value Realized on Vesting ($)
Morgan M. Schuessler, Jr.	—		—
Peter J. S. Smith	—		—
Mariana Goldvarg	—		—
Miguel Vizcarrondo	—		—
Carlos J. Ramírez	—		—
Philip E. Steurer	—		—
Frank G. D’Angelo	3,390		$75,360
Juan J. Román	15,738	(2)	$270,694

(1)	Upon vesting of RSUs, participants elected to do a cashless tax withholding that provided that the participant could satisfy the vesting price and statutory minimum tax withholdings by allowing the Company to withhold a sufficient number of RSUs to cover these amounts and then deliver the net RSUs to the participants. The amount reported represents the gross amount of RSUs resulting from the vesting of such stocks.
(2)	RSUs which were subjected to accelerated vesting on November 5, 2015 (settlement date) due to termination of employment on August 31, 2015. See “—Potential Payments upon Termination of Employment.”

Pension Benefits and Nonqualified Deferred Compensation

We do not provide defined benefit pension benefits or non-qualified deferred compensation.

Potential Payments upon Change in Control

We do not have change-in-control agreements with our NEOs. Nevertheless, the stock option agreements we entered into with Mr. Steurer prior to our initial public offering provide that in the event of a change in control of the Company, any outstanding options that have not become vested at the time of such change in control shall become vested on the first anniversary of such change in control; provided that Mr. Steurer remains an employee of the Company through such anniversary date. Also, in the event that, within one year following a change in control, the Company terminates the employment of Mr. Steurer without “cause” (as defined below) or Mr. Steurer resigns for “good reason” (as defined below), such outstanding options shall automatically vest.

Furthermore, the Amended and Restated Employment Agreement we entered into with Mr. Schuessler as of December 17, 2014, as amended, provides that the executive’s employment may be terminated at any time by the executive for “good reason”, which is defined as, among others, the failure of any successor (whether by sale, reorganization, consolidation, merger or other corporate transaction which constitutes a change in control under the 2013 Plan (a “Change in Control”)) to assume the agreement, whether in writing or by operation of law.

Potential Payments upon Termination of Employment

Upon termination of employment for any reason, including death or disability, our NEOs would each be entitled to receive his or her accrued but unpaid salary, any unpaid bonus earned for any fiscal year ended before the date of termination, unpaid expense reimbursements, and any vested payments or benefits to which the NEO may be entitled under our benefit plans or applicable law. We refer to the NEOs entitlements in the preceding sentence collectively as the “Accrued Obligations.”

Upon termination by EVERTEC Group without “cause” or resignation for “good reason” (both as defined below), in addition to the Accrued Obligations, Ms. Goldvarg and Messrs. Steurer and Smith would be entitled to receive a lump sum severance payment equal to the greater of (a) the NEO’s annual base salary (Mr. Smith is twice his annual base salary) and (b) the amounts due pursuant to Puerto Rico Law No. 80 of May 30, 1976 (“Law 80”) severance formula in force at signage date. Under Puerto Rico law, if any employee (including any NEO) is terminated from his or her employment without “just cause,” (“cause” for purposes of the discussion in this section) as said term is defined by Law 80, he or she would be entitled to a statutory severance payment, which is calculated as follows: (i) employees with less than five years of employment—two months of salary plus an additional one week of salary per year of service; (ii) employees with five through fifteen years of employment—three months of salary plus two weeks of salary per year of service; and (iii) employees with more than fifteen years of employment—six months of salary plus three weeks of salary per year of service.

For Mr. Steurer, if employment were terminated because of non-extension of his respective employment agreement by either party, the executive would be entitled to receive only the Accrued Obligations.

Messrs. Vizcarrondo’s and Ramírez’s employment agreements were subject to the aforementioned provisions up until September 30, 2015. Since October 1, 2015, Messrs. Vizcarrondo and Ramírez would be entitled, upon termination, to the amounts due pursuant to Law 80’s statutory severance formula in force at signage date.

As previously disclosed in this Form 10-K, effective August 31, 2015, Mr. Román ceased his employment as Executive Vice President, Chief Financial Officer and Treasurer of the Company and EVERTEC Group.

Each NEO would be required to sign a separation agreement and general release of claims against EVERTEC Group and its affiliates as a condition to his or her entitlement to receive any severance payment or salary continuation under his or her employment agreement. Each NEO’s employment agreement also would restrict the NEO from (i) competing with EVERTEC Group in Puerto Rico for twelve months following termination; (ii) soliciting any of EVERTEC Group’s employees, customers or other business relations for twelve months following termination; and (iii) disparaging EVERTEC Group at any time following termination.

The NEO employment agreements generally define “cause” as any of the following:

•	The commission of a felony or a crime of moral turpitude;

•	Engagement in conduct that constitutes fraud or embezzlement;

•	Engagement in conduct that constitutes gross negligence or willful misconduct that results, or could reasonably be expected to result, in harm to EVERTEC Group’s business or reputation;

•	Breach of any material terms of employment, including the NEO’s employment agreement, which results or could reasonably be expected to result in harm to EVERTEC Group’s business or reputation, if not cured (but curable) by the NEO within 15 days following his receipt of written notice from EVERTEC Group; or

•	Continued willful failure to substantially perform the duties of his position, if not cured (if curable) by the NEO within 15 days following his receipt of written notice from EVERTEC Group.

For purposes of the NEO’s employment agreement, each NEO would generally have “good reason” to terminate his or her employment if, without written consent, any of the following events occurred and are not cured by

EVERTEC Group within 30 days of written notice specifying the occurrence of such event, which notice must be given by the NEO to EVERTEC Group within 30 days following the executive’s knowledge of the occurrence of the “good reason” event:

•	A material failure by EVERTEC Group to fulfill its obligations under the employment agreement;

•	A material and adverse change to, or a material reduction of, the NEO’s duties and responsibilities to EVERTEC Group;

•	A material reduction in the NEO’s base salary (not including any reduction related to a broader compensation reduction that is not limited to the NEO specifically and that is not more than 10% in the aggregate); or

•	The failure of any successor to assume the NEO’s employment agreement.

Payments upon Termination or a Change in Control

The following table sets forth the compensation that each NEO would have been entitled to receive upon termination of employment or a change in control as of December 31, 2015.

Name Triggering Event	Severance Payment ($)	Accelerated Vesting of RSUs ($)(1)	Accelerated Vesting of Outstanding Option Awards ($)(2)	Total ($)
Morgan M. Schuessler, Jr.
Resignation with “good reason” I Termination without “cause”	$1,300,000	$2,395,009	—	$3,695,009
Change in control and “good reason”	$1,300,000	$2,395,009	—	$3,695,009

Peter J.S. Smith
Resignation with “good reason” I Termination without “cause”	700,000	468,653	—	1,168,653
Change in control	—	—	—	—

Mariana Goldvarg
Resignation with “good reason” I Termination without “cause”	350,000	753,032	—	1,103,032
Change in control	—	—	—	—

Miguel Vizcarrondo(3)
Resignation with “good reason” I Termination without “cause”	478,846	221,381	—	700,227
Change in control	—	—	—	—

Carlos J. Ramírez(3)
Resignation with “good reason” I Termination without “cause”	703,846	221,381		925,227
Change in control	—	—	—	—

Philip E. Steurer
Resignation with “good reason” I Termination without “cause”	285,000	210,299	—	495,299
Change in control	—	—	428,000	428,000

(1)	Includes 100% of the Time-Based RSUs and a prorated amount for the Relative TSR RSUs.
(2)	Outstanding option awards do not automatically vest upon a change in control. See “—Potential Payments upon Change in Control.”
(3)	Severance payment amount is calculated pursuant to Law 80’s statutory severance formula.

Director Compensation

Compensation earned by our non-employee directors for their services for the fiscal year ended December 31, 2015.

Name	Fees Earned Paid in ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Frank G. D’Angelo	$91,810	$90,498	$1,221	$183,529
Olga Botero	83,250	54,308	733	138,291
Jorge Junquera	56,750	19,385	—	76,135
Teresita Loubriel	98,659	60,332	814	159,805
Néstor O. Rivera(4)	—	—	—	—
Brian J. Smith	21,468	25,853	—	47,321
Alan H. Schumacher	97,125	60,332	814	158,271
Thomas W. Swidarski	76,000	38,880	525	115,405

(1)	Includes the portion of the annual retainer earned or paid during 2015, as well as other directors’ compensation fees earned during the year pursuant to the Company’s Independent Director Compensation Policy, as discussed below.
(2)	Includes grants of RSU and Restricted Stock (“RS”) in accordance with the Board’s Independent Director Compensation Policy. The grant date fair value for awards granted to Messrs D’ Angelo, Schumacher, Ms. Loubriel and Ms. Botero was $23.03 per share and the grant date fair value of Mr. Swidarski’s award was $21.45 per share; and the grant date fair value for awards granted to Messrs Smith and Junquera was $21.50 per share, all computed in accordance with FASB ASC Topic 718. For a discussion on assumptions made in the valuation of awards, refer to Note 15 of the Audited Consolidated Financial Statements included in the Company’s Annual Report. The number of outstanding RS held by our non-employee directors as of December 31, 2015 was as follows:

Name	Date of Grant	Equity
Frank G. D’Angelo	June 1, 2015	3,374 RS
Olga Botero	June 1, 2015	6,748 RS
Jorge Junquera	June 1, 2015	5,623 RS
Teresita Loubriel	June 1, 2015	3,374 RS
Brian J. Smith	June 1, 2015	3,374 RS
Alan H. Schumacher	June 1, 2015	3,374 RS
Thomas W. Swidarski	June 1, 2015	3,374 RS

(3)	Represents compensation received as a result of dividend equivalents paid to directors on unvested restricted stock units (RSUs) in accordance with the applicable award agreements.
(4)	Mr. Rivera did not receive any compensation during the fiscal year 2015, because the Board’s Independent Director Compensation Policy at the time excluded employees of Popular, Inc. or Apollo Global Management, LLC or any of its subsidiaries from receiving any compensation for their services.

It is our Board’s policy that only non-employee directors who qualify as independent directors (as such determination is made by the Board in accordance with Section 303A.01 of the NYSE rules for listed companies) are eligible to receive compensation for their services. Until December 31, 2015 all independent directors in the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received annual compensation as follows:

Board Retainer	CHAIR	MEMBER
Annual Cash Compensation	$100,000	$75,000
Annual Equity Compensation (RSUs)	$100,000	$75,000

Committee Retainers (in addition to Board compensation)
Audit Committee Cash	$15,000	$7,500
Compensation Committee Cash	$10,000	$5,000
Nominating and Corporate Governance Committee Cash	$5,000	$2,500
Information Technology Committee Cash	$5,000	$2,500

Cash Meeting Fees	IN-PERSON/REMOTE
Board	$2,000
Audit Committee	$500
Compensation Committee	$500
Nominating and Corporate Governance Committee	$500
Information Technology Committee(1)	$500

(1)	The requirement for independence does not apply to members of the Information Technology Committee.

In accordance with the above compensation structure, the Company granted RSUs to the independent directors, with vesting of the RSUs occurring on the first anniversary of the grant date, provided the independent director continued to be providing services as an independent director on such anniversary date. The RSUs include a dividend equivalent component, subject to the vesting of the RSUs.

In March 2015, the Board revised its independent director compensation policy to change the form of the equity component from RSUs to restricted stock, and to permit each independent director to elect to accept all or a portion of the independent director’s regular annual cash compensation in the form of restricted stock; provided (i) the portion allocated to the equity component is not less than 50% of the total regular annual compensation for each independent director other than the Chairman of the Board, and not less than 62.5% of the total regular annual compensation for the Chairman of the Board; and (ii) the independent director notifies the Company of his or her preferred distribution on or before five business days preceding the day of the Company’s annual meeting of stockholders. Restricted stock granted pursuant to the revised policy will vest on the day preceding the Company’s annual meeting of stockholders that immediately follows the date of grant or upon the independent director’s earlier death or disability, provided in each case that the independent director is then providing services to the Company. The directors are entitled to receive dividends with respect to the restricted stock. Other restrictions may apply as mentioned previously in the Stock Ownership Guidelines Section.

Compensation Committee Interlocks and Insider Participation

Other than (1) Mr. D’Angelo, who served as our Interim CEO from January 1, 2015 until March 31, 2015; and (2) Mr. Schuessler, who currently serves as our President and CEO, none of our directors has ever been one of our officers or employees. In 2015, none of our directors had any relationships that requires disclosure by us under the SEC Rules related to certain relationships and related party transactions. During 2015, none of our executive officers served as a member of the compensation committee of another entity, any of whose executive officers served on our Compensation Committee or Board, and none of our executive officers served as a director of another entity, any of whose executive officers served on our Compensation Committee.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed with management the CD&A as required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board that this CD&A be included in this Annual Report on Form 10-K and in our Proxy Statement for the 2016 Annual Meeting of Stockholders.

THE COMPENSATION COMMITTEE
Teresita Loubriel, Chairwomen	Frank G. D’Angelo
Brian J. Smith	Thomas W. Swidarski

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the beneficial ownership of our Common Stock as of December 31, 2015, by:

•	Each person or group who beneficially owns more than 5% of our Common Stock; and

•	Each of our directors, each of our NEOs and all of our current executive officers and directors as a group.

The amounts and percentages of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities in which the person has no economic interest.

Except as otherwise indicated by footnote, (i) the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them; (ii) applicable percentage of beneficial ownership is based on 74,988,210 shares of Common Stock outstanding as of December 31, 2015; and (iii) the address of each beneficial owner listed in the following table is c/o EVERTEC, Inc., Road 176, Km. 1.3, San Juan, Puerto Rico 00926.

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Shares	Percent
Popular, Inc.(2)	11,654,803	15.5%
FMR, LLC(3)	11,227,891	14.75%
Fine Capital Partners, L.P. (4)	5,754,647	7.56%
The Vanguard Group, Inc. (5)	4,268,128	5.6%
Waddell & Reed Financial, Inc.(6)	3,050,000	5.7%
Morgan M. Schuessler, Jr.	—	*
Mariana Goldvarg	—	*
Peter J.S. Smith	—	*
Philip E. Steurer	15,000	*
Miguel Vizcarrondo	185,281	*
Carlos J. Ramírez	91,243	*
Alan I. Cohen(7)	2,475	*
Frank G. D’Angelo(8)	19,569	*

	Shares Beneficially Owned(1)
Name of Beneficial Owner	Shares	Percent
Olga Botero(9)	5,627	*
Jorge Junquera(9)	872	*
Teresita Loubriel(9)	8,474	*
Néstor O. Rivera(10)	—	*
Alan H. Schumacher(9)	8,695	*
Brian J. Smith(9)	1,163	*
Thomas W. Swidarski(9)	1,749	*
Directors and Executive Officers as a Group (18 persons)	366,636	*

*	Less than one percent.
(1)	Amount of shares may include or consist solely of restricted stock units. Amounts of shares exclude any (i) unvested or (ii) unvested and unexercised stock options.
(2)	Based on information reported by Popular on Schedule 13G filed with the SEC on February 13, 2014. Popular disclaims beneficial ownership of all shares of Common Stock held of record or beneficially owned by it except to the extent of its pecuniary interest therein. The address of Popular is 209 Muñoz Rivera Avenue, Hato Rey, Puerto Rico 00918.
(3)	Beneficial ownership is as of December 31, 2015, and is based on information reported by FMR LLC on Schedule 13G/A filed with the SEC on February 12, 2016. FMR LLC lists its address as 245 Summer Street, Boston, MA 02210.
(4)	Based on information reported by Fine Capital Partners, L.P. on Schedule 13G filed with the SEC on February 16, 2016 in its capacity as an investment adviser. Fine Capital Partners, L.P. lists its address as 290 Woodcliff Drive, Fairport, NY 14450.
(5)	Based on information reported by The Vanguard Group, Inc. on Schedule 13G filed with the SEC on February 10, 2016 in its capacity as an investment adviser. The Vanguard Group, Inc. lists its address as 100 Vanguard Blvd., Malvern, PA 19355.
(6)	Based on information reported by Waddell & Reed Financial, Inc. (“WDR”) on Schedule 13G filed with the SEC on February 12, 2016, which sets forth beneficial ownership as of December 31, 2015, consists of (i) 1,776,000 shares of Common Stock beneficially owned by Ivy Investment Management Company (“IICO”) in its capacity as an investment adviser; and (ii) 2,121,790 shares of Common Stock beneficially owned by Waddell & Reed Investment Management Company (“WRIMCO”) in its capacity as an investment adviser. IICO is a subsidiary of WDR and WRIMCO is a subsidiary of Waddell & Reed, Inc. (“WRI”). WRI is a broker-dealer and underwriting subsidiary of Waddell & Reed Financial Services, Inc., a parent holding company (“WRFSI”). In turn, WRFSI is a subsidiary of WDR, a publicly traded company. The investment advisory contracts grant IICO and WRIMCO all investment and/or voting power over securities owned by such advisory clients. The investment sub-advisory contracts grant IICO and WRIMCO investment power over securities owned by such sub-advisory clients and, in most cases, voting power. Any investment restriction of a sub-advisory contract does not restrict investment discretion or power in a material manner. Therefore, IICO and/or WRIMCO may be deemed the beneficial owner of the securities covered by the Schedule 13G under applicable SEC rules. In the Schedule 13G, WDR lists its address as 6300 Lamar Avenue, Overland Park, KS 66202.
(7)	Alan I. Cohen resigned his position as Executive Vice President of the Company as of March 31, 2016.
(8)	Beneficial shares reported include 3,390 RSUs granted pursuant to Mr. D’Angelo’s compensation as Interim CEO, as well as RSUs granted as independent director compensation.
(9)	Beneficial shares reported include RSUs granted as independent director compensation.
(10)	Mr. Rivera is an officer of Popular. To the extent that Mr. Rivera may be deemed to be the beneficial owner of shares beneficially owned by Popular, Mr. Rivera disclaims beneficial ownership of any such shares.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

Certain Relationships and Related Party Transactions

Policies for Approval of Related Party Transactions

We have a written policy relating to the approval of transactions involving related persons (“Related Party Transactions”), pursuant to which our Audit Committee will review and, subject to certain exceptions, approve or recommend to our Board for approval, all Related Party Transactions, which include any transactions that we would be required to disclose pursuant to Item 404 of Regulation S-K promulgated by the SEC.

As set forth in our Related Transactions Policy and the Audit Committee Charter, in the course of its review and approval or ratification of a Related Party Transaction, our Audit Committee will:

•	Satisfy itself that it has been fully informed as to the material facts of (i) the relationship and interest the related person has in the transaction; and (ii) the proposed Related Party Transaction; and

•	Ultimately make its determination taking into consideration factors including whether the Related Party Transaction (i) was made in accordance with applicable rules and regulations; (ii) complies with the restrictions set forth in applicable contractual relationships, such as our debt agreements and the Stockholder Agreement; (iii) is on terms and conditions no less favorable to us than may reasonably be expected in arm’s-length transactions with unrelated parties; and (iv) is in the best interests of the Company.

Related Party Transactions

Other than compensation arrangements for our directors and NEOs described elsewhere in this Form 10-K, we describe below Related Party Transactions during our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers or holders of more than 5% of our Common Stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

As previously disclosed in this Form 10-K, the Compensation Committee approved a reimbursement of approximately $151,000 net to Peter J.S. Smith, as other compensation for the loss sustained on the sale of Mr. Smith’s former home.

The agreements described below were entered into in connection with the Agreement and Plan of Merger (as amended, the “Merger Agreement”), dated as of September 30, 2010, pursuant to which EVERTEC Group, LLC became a wholly-owned subsidiary of EVERTEC Intermediate Holdings, LLC (formerly Carib Holdings, LLC and Carib Holdings, Inc., hereinafter “Holdings”), and Apollo Management, LLP (“Apollo”) became the owner of approximately 51% of the outstanding voting capital stock of Holdings, with Popular retaining a 49% ownership interest (the “Merger”). Each of the agreements described below were entered into at the closing of the Merger and were the product of extensive arms-length negotiations between Apollo and Popular, Inc. (“Popular”) (two unrelated third parties) prior to the consummation of the Merger in which Apollo became the 51%-controlling stockholder of EVERTEC. Each of these agreements, including the Master Services Agreement, is comparable to those that the Company could have obtained in a transaction with an unrelated third party and is on terms that are no more or less favorable in the aggregate to the Company than terms that exist, where applicable, between the Company and unrelated third party customers of similar size and scale as Popular.

Master Services Agreement

We historically provided various processing and IT services to Popular and its subsidiaries pursuant to a master services agreement among us, Popular and certain of Popular’s subsidiaries (the “Master Services Agreement”).

At the closing of the Merger, we amended and restated the current master services agreement. Under the Master Services Agreement, Popular and BPPR agreed to, and caused their respective subsidiaries to, receive the services covered by the Master Services Agreement, including certain changes, modifications, enhancements or upgrades to such covered services, on an exclusive basis from us. In exchange for the services, Popular, BPPR and their respective subsidiaries initially pay amounts that are set forth in a price list incorporated into the Master Services Agreement, which is generally based on the historical pricing practices among the parties. The parties agreed to review the service fees on an ongoing basis and may change such fees upon mutual agreement. As of September 30, 2012, such service fees are adjusted annually to reflect changes in the consumer price index, provided that any such fee adjustment may not exceed 5% per year. The Master Services Agreement provides that it is the intent of the parties to such agreement that the fees we charge to any “banking affiliate” under the Master Services Agreement will be in compliance with applicable laws, and, in order to ensure such compliance, the parties agreed to periodically review such fees to ensure that they represent and remain at levels consistent with the market terms that such banking affiliate would pay to an independent third party for providing similar services. The Master Services Agreement provides that when performing such review, the parties will pay particular attention to any available information on comparable market terms for similar services, and will evaluate and take into consideration the contracting terms and our performance of the services under the Master Services Agreement. The Master Services Agreement defines “banking affiliate” as any banking institution (including its subsidiaries) that is our affiliate for purposes of Section 23A and Section 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board. Currently, BPPR, BPPR North America (“BPNA”) and their subsidiaries are our affiliates for purposes of Section 23A and Section 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board.

In addition, Popular, BPPR and their respective subsidiaries agreed to grant us a right of first refusal to (i) provide our services to support Popular, BPPR and their respective subsidiaries’ implementation of any development, maintenance, enhancement or modification of any services provided by us under the Master Services Agreement; (ii) create or offer certain new services or products that Popular, BPPR or one of their respective subsidiaries determine to offer to their customers; or (iii) provide certain core bank processing and credit card processing services that are currently provided by third parties to certain subsidiaries of Popular, if Popular and BPPR and their respective subsidiaries determine to extend or renew these services, which are currently provided by third parties. We agreed to grant Popular, BPPR and their respective subsidiaries a right of first refusal to purchase any new service or product created or developed by us internally or by a third party, unless the service or product was created or developed by, or at the specific request of, a client other than Popular, BPPR and their respective subsidiaries.

We agreed under the Master Services Agreement that we will not compete with Popular, BPPR and their respective subsidiaries in offering, providing or marketing certain payment processing services that are currently offered by Popular, BPPR and their respective subsidiaries to certain identified customers of Popular, BPPR and their respective subsidiaries. Popular, BPPR and their subsidiaries agreed not to hire or solicit any of our employees, subject to customary carve-outs. The Master Services Agreement also contained a non-circumvention covenant, which is intended to prohibit us on the one hand, and Popular, BPPR and their subsidiaries on the other hand, from engaging in certain actions designed or intended to divert customers from the other.

Except for cases of our gross negligence or willful misconduct, our liability for breach under the Master Services Agreement is limited to the amount paid for such services under the Master Services Agreement. Under certain circumstances, breaches with respect to certain services result only in service credits accruing to Popular, BPPR and their respective subsidiaries in lieu of the payment of monetary damages.

The Master Services Agreement provides for a 15-year term which commenced upon the closing of the Merger (subject to our option to extend such term by an additional three years upon a “Popular parties change of control” (as defined in the Master Services Agreement) of Popular or BPPR). After the initial term, the Master Services Agreement will renew automatically for successive three-year periods, unless a party gives written notice of non-renewal to the other parties not less than 1 year prior to the relevant renewal date. The Master Services

Agreement provides for termination by a party (i) for the other party’s breach of the agreement that results in a material adverse effect on the terminating party that continues for more than 90 days; (ii) for a failure by the other party to pay any properly submitted invoice for a material amount in the aggregate that is undisputed for a period of more than 60 days; or (iii) for a prohibited assignment of the Master Services Agreement by the other party. In addition, Popular and BPPR are permitted to terminate the Master Services Agreement up to 30 days following the occurrence of a change of control of EVERTEC Group (an “EVERTEC change of control” as defined in the Master Services Agreement), unless (A) the acquirer is identified to Popular and BPPR at least 30 business days prior to the proposed EVERTEC change of control; (B) neither the acquirer nor any of its affiliates is engaged, directly or indirectly, in the banking, securities, insurance or lending business, from which they derive aggregate annual revenues from Puerto Rico in excess of $50.0 million unless none of them has a physical presence in Puerto Rico that is used to conduct any such business; (C) we (or our successor, as applicable) will be solvent (as defined in the Master Services Agreement) after the proposed EVERTEC change of control; and (D) following the EVERTEC change of control, we (or our successor, as applicable) will be capable of providing the services under the Master Services Agreement at the level of service that is required under the Master Services Agreement (the “Popular Termination Condition”).

We agreed to provide certain transition assistance to Popular, BPPR and their respective subsidiaries in connection with (i) the termination of the Master Services Agreement; (ii) the termination of a particular service provided by us under the Master Services Agreement; or (iii) a release event under the Technology Agreement (as described below).

For the fiscal year ended December 31, 2015, we recorded revenue of approximately $167.1 million from Popular, BPPR and their respective subsidiaries under the Master Services Agreement. The revenues attributable under the Master Services Agreement are primarily (i) transaction-based fees, which depend on factors such as number of accounts or transactions processed and typically consist of a fee per transaction or item processed, a percentage of dollar volume processed or a fee per account on file, or some combination thereof and (ii) fixed fees per month or based on time and expenses incurred. The transaction-based fees and monthly fixed fees paid by Popular are consistent with the fees charged by the Company to its other banking clients for comparable services. Individual pricing terms charged to Popular and our other banking clients may vary based on volume and/or to the extent the service provided is customized to fit the particular customer need. As discussed above, the Master Services Agreement was negotiated on an arms-length basis by Apollo and Popular in connection with the Merger, is on terms that are comparable to those that the Company could have obtained in a transaction with an unrelated third party and such terms are no more or less favorable in the aggregate to the Company than terms that exist, where applicable, between the Company and unrelated third party customers of similar size and scale as Popular.

Technology Agreement

At the closing of the Merger, we and Popular entered into a Technology Agreement, pursuant to which we deposited certain proprietary software, technology and other assets into escrow. According to the Technology Agreement we must continue to make deposits on a semi-annual basis during the term of the Master Services Agreement and the term of any transition period under the Master Services Agreement. As specified in the Technology Agreement, Popular has the right and option, upon the occurrence of certain release events, to obtain the release of part, and upon the occurrence of other release events, all of the materials deposited into escrow. Upon the occurrence of any release event, Popular will also have the option to elect to exercise its rights under a license granted by us to Popular to use and otherwise exploit all or any part of the released materials for the term (perpetual or term-limited) specified by Popular. We and Popular will negotiate the fair market value of the rights elected by Popular upon the release of the escrow.

Popular is permitted to terminate the Technology Agreement upon the satisfaction of the Popular Termination Condition (as applicable to the Technology Agreement).

ATH Network Participation Agreement

We historically gave BPPR access to the ATH network pursuant to an ATH network participation agreement between us and BPPR. At the closing of the Merger, we amended and restated the current ATH network participation agreement (as amended and restated, the “ATH Network Participation Agreement”). Under the ATH Network Participation Agreement, we (i) give BPPR access to the ATH network by providing various services, including by connecting BPPR’s ATMs to the ATH network, monitoring BPPR’s ATMs, agreeing to forward transactions from connected terminals to the participant of the ATH network and settling transactions among ATH network participants from all POS and ATM terminals on a daily basis (collectively, the “ATH Network Services”); and (ii) grant to BPPR a non-exclusive, non-transferable, limited, royalty free license to use the ATH logo and the ATH word mark and any other trademarks or service marks used by us in connection with the ATH network (collectively, the “ATH Mark”) within the U.S. territories, Puerto Rico, and any other country where the ATH Mark is registered or subject to registration.

The ATH Network Participation Agreement provides for a 15-year term which commenced upon the closing of the Merger (subject to our option to extend such term by an additional three years upon a change of control (as defined in the ATH Network Participation Agreement) of BPPR). After the initial term, the ATH Network Participation Agreement will renew automatically for successive three-year periods, unless a party gives written notice to the other party not less than 1 year prior to the relevant renewal date. The ATH Network Participation Agreement provides for termination (i) by us if BPPR commits a material breach, which includes, but is not limited to (A) any activities or actions of BPPR which reflect adversely on our business reputation, any participant in the ATH network or the ATH network; or (B) any breach of the license described above; (ii) by BPPR, if we commit a breach or series of breaches that results in a material adverse effect on BPPR; or (iii) by either party (A) for a failure by the other party to pay any properly submitted invoice for a material amount in the aggregate that is undisputed for a period of more than 60 days; or (B) for a prohibited assignment of the ATH Network Participation Agreement by the other party. In addition, BPPR is permitted to terminate the ATH Network Participation Agreement upon the satisfaction of the Popular Termination Condition (as applicable to the ATH Network Participation Agreement).

BPPR also agreed to grant us a right of first refusal with respect to any development, maintenance or other technology project related to the ATH Network Services and will agree to exclusively use us to provide the ATH Network Services throughout the term of the ATH Network Participation Agreement.

For the fiscal year ended December 31, 2015, we recorded revenue of approximately $17.8 million from BPPR under the ATH Network Participation Agreement.

ATH Support Agreement

We and BPPR entered into the ATH Support Agreement at the closing of the Merger pursuant to which BPPR agreed to support the ATH brand by (i) supporting, promoting and marketing the ATH network and brand and debit cards bearing the symbol of the ATH network, either exclusively or with the symbol of another credit card association; and (ii) issuing in each successive twelve month period at least a set minimum number of debit cards exclusively bearing the symbol of the ATH network (“ATH Debit Cards”). BPPR is not responsible for any failure to issue at least the required minimum number of ATH Debit Cards under the ATH Support Agreement during any twelve month period if as a result of factors outside of BPPR’s control there is a change in demand for debit cards (including a reduction in the demand for ATH Debit Cards ), an increase in demand for debit cards bearing the symbol of the ATH network and the symbol of another credit card association (“Dual Branded Debit Cards”) or the development of new payment technologies in the market that result in a decrease in demand for debit cards (including a reduction in demand for ATH Debit Cards). BPPR also agreed not to, and will not create incentives for its or its affiliates’ personnel to, promote, support or market (i) debit cards other than ATH Debit Cards or Dual Branded Debit Cards; or (ii) credit cards in a manner targeted to negatively impact the issuance of ATH Debit Cards and Dual Branded Debit Cards. The ATH Support Agreement terminates upon the earlier of 15 years after the date of the closing of the Merger or the termination of the Master Services Agreement.

BPPR agreed that, during the term of the ATH Support Agreement, it may not directly or indirectly enter into any agreement with another card association to issue Dual Branded Debit Cards without our prior written consent. Under the ATH Support Agreement, if BPPR desires to enter into such an agreement, it will consult with us and provide documentation and other support requested by us to demonstrate that BPPR’s entry into the agreement will have a direct economic benefit to us. We will then be required to make a good faith determination based on such documentation and support whether to consent to BPPR’s entry into the agreement.

BPPR is permitted to terminate the ATH Support Agreement upon the satisfaction of the Popular Termination Condition (as applicable to the ATH Support Agreement).

Independent Sales Organization Sponsorship and Service Agreement

At the closing of the Merger, we amended and restated an interim Independent Sales Organization Sponsorship and Service Agreement previously entered into with BPPR (as amended and restated, the “ISO Agreement”). Under the ISO Agreement, BPPR sponsors us as an independent sales organization with respect to certain credit card associations and we provide various services including, among other things, the payment processing services to merchants (“Merchant Services”), the signing up and underwriting of merchants to accept such Merchant Services and the sale of various products related to the Merchant Services. This agreement also provides that the parties will establish the fees to be paid by EVERTEC Group to BPPR for the fraud monitoring services provided by BPPR. The term of the ISO Agreement will continue until December 31, 2025 and thereafter will be automatically renewed for successive three-year periods unless written notice of non-renewal is given at least one year in advance by either party.

Pursuant to the ISO Agreement, BPPR is the acquiring member with respect to the credit card associations covered by the ISO Agreement for anyone in Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands. However, if BPPR is unable (for any reason other than a merchants’ refusal to enter into a merchant agreement with BPPR through no fault of BPPR) or unwilling to act as the acquiring member for any merchant, we may enter into an agreement with another financial institution to serve as the sponsoring bank with respect to such person. However, in order to use another financial institution as the sponsoring bank with respect to any merchant, we must make a good faith determination that the provision of Merchant Services to the merchant does not pose an unreasonable financial, regulatory or reputational risk to us or BPPR.

Additionally, pursuant to the ISO Agreement, BPPR agreed to exclusively refer to us any merchant that inquires about, requests or otherwise evidences interest in the Merchant Services. BPPR will receive a referral fee for each merchant referred that subsequently agrees to receive Merchant Services from us. We also agreed under the ISO Agreement to refer to BPPR any merchant doing business in Puerto Rico, the U.S. Virgin Islands and the British Virgin Islands that inquires about, requests or otherwise evidences interest in banking services or products. BPPR also agreed to make monthly payments to EVERTEC Group as a means of subsidizing certain Merchant Services provided by EVERTEC Group on less than favorable terms in connection with two existing customer relationships that are favorable to Popular and its affiliates as a whole. These subsidies were historically reflected in an agreement between the Merchant Acquiring business and BPPR.

During the term of the ISO Agreement and for one year following the termination of the ISO Agreement for any reason, BPPR may not and may not cause any independent sales organization sponsored by BPPR to solicit any merchant receiving Merchant Services from us to receive such services instead from another independent sales organization. This non-solicitation restriction does not apply, however, to (i) any banking customer of BPPR to which we are unable or unwilling to provide Merchant Services; and (ii) to any merchant with respect to the solicitation by BPPR to provide banking services and products.

BPPR is permitted to terminate the ISO Agreement upon the satisfaction of the Popular Termination Condition (as applicable to the ISO Agreement). For the fiscal year ended December 31, 2015, we recorded revenue of approximately $77.9 million under the ISO Agreement.

Cash Depot Subcontract

We provide certain cash depot services (the “Cash Depot Services”) as a subcontractor of BPPR to depository institutions doing business in Puerto Rico and the U.S. Virgin Islands pursuant to a subcontract between us and BPPR (the “Subcontract”). However, we do not make any payments to, or receive any payments from, BPPR under the Subcontract (although we are required under the Subcontract to reimburse BPPR for any costs they may incur under the Cash Depot Agreement). Instead, we bill the Puerto Rico Bankers Association (“PRBA”), who pays us directly and the PRBA then separately invoices those depository institutions that use the Cash Depot Services. In order to use the Cash Depot Services, depository institutions must apply through, and be approved by, the quasi-government organization who holds the prime contract with BPPR and the PRBA (the “Cash Depot Agreement”) and who ultimately decides who can provide the Cash Depot Services and who has the right to terminate the services as further described below. BPPR is one of the 21 depository institutions that receive services from us under the Subcontract, on the same terms and conditions as the other participants, and BPPR pays the PRBA for those services.

The Subcontract is effective for so long as the Cash Depot Agreement is in effect. Under the terms of the Subcontract, either party may terminate the subcontract prior to the expiration of the Subcontract by giving the other party advance notice. However, under the Merger Agreement, Popular agreed that until the termination of the ISO Agreement, the Master Services Agreement or the assignment of the Cash Depot Agreement, Popular will cause BPPR to not terminate the Cash Depot Agreement or take any action that would deprive us of the economic benefit that we derive from the Cash Depot Agreement. In addition, the quasi-government organization that is a party to the Cash Depot Agreement may terminate the Cash Depot Agreement and thereby cause the termination of the Subcontract upon advance notice or upon the occurrence of certain triggering events, one of which is a material change in the ownership, management and/or operations of BPPR and/or EVERTEC. The quasi-government organization that is a party to the Cash Depot Agreement waived triggering events that may have arisen in connection with the Merger and our subsequent registered public offerings. Furthermore, the quasi-government organization confirmed that future issuances and/or transfers of stock of the Company would not constitute a triggering event so long as such transaction or series of related transaction does not result in a person or group of persons acting in concert (i) acquiring beneficial ownership of 25% or more of the Company’s common stock or (ii) acquiring 25% or more of the voting power of the Company’s equity securities.

For the fiscal year ended December 31, 2015, we recorded revenue of approximately $1.6 million under the Subcontract.

Amended Lease

The Company and BPPR are parties to the Master Lease Agreement, as amended, that governs the premises leased by us at the Cupey Center for use as our headquarters. On March 31, 2015, the Company notified BPPR that it was exercising its option to renew the Master Lease Agreement for an additional five-year term. The Master Lease Agreement can be renewed at our option for up to three additional five-year terms. We paid approximately $7 million (including estimated operating expenses) to BPPR in annual rent under the Master Lease Agreement during the fiscal year ended December 31, 2015. We have a right of first refusal over substantially all of the leased premises in the event that BPPR desires to sell the property.

Virgin Islands Services Agreement

We entered into a Virgin Islands Services Agreement whereby BPPR provides our Merchant Acquiring business with the services that are provided by the Virgin Islands employees that BPPR did not transfer to us in connection with the Merger. The term of the Virgin Islands Services Agreement continues until three years following the closing of the Merger and thereafter will be automatically renewed for successive one-year periods unless written notice of non-renewal is given at least 30 days in advance by either party. The Virgin Islands Services Agreement provides for termination by (i) us at any time upon giving at least 30 days advance written notice; and (ii) BPPR in the event we fail to pay a material undisputed invoiced amounts. In addition, BPPR is permitted to terminate the Virgin Islands Services Agreement upon the satisfaction of the Popular Termination Condition (as applicable to the Virgin Islands Services Agreement).

For the fiscal year ended December 31, 2015, we paid approximately $700,000 to BPPR under the Virgin Island Services Agreement.

Stockholder Agreement

In connection with the Merger, Holdings entered into a Stockholder Agreement with Popular, Apollo and the other stockholders of Holdings, which was amended and restated in connection with a reorganization of the Company and is now an agreement among the Company, Popular, Apollo and certain of our other stockholders. Prior to the completion of our initial public offering, we entered into an amendment to the Stockholder Agreement. The Stockholder Agreement, as amended, among other things, sets forth certain rights and restrictions with respect to our Common Stock. On June 30, 2013, we entered into a Second Amendment to the Stockholder Agreement to, among other things, allow our Board to fill vacancies on the Board, provided that any person chosen to fill such vacancy shall be selected in accordance with the provisions of the Stockholder Agreement. On November 13, 2013, we entered into a Third Amendment to the Stockholder Agreement to, among other things, facilitate the use of 10b5-1 plans by the management holders. The description below is a summary of the terms of the Stockholder Agreement, as amended.

For purposes of the following summary, as of December 31, 2015, Popular owned approximately 15.5% of our Common Stock outstanding. Apollo no longer owns any of our Common Stock and therefore its rights and obligations under the Stockholder Agreement terminated in accordance with the terms of the Stockholder Agreement.

Director Nomination Rights

Our Board is currently comprised of nine directors. Mr. Néstor O. Rivera and Ms. Teresita Loubriel were nominated to the Board by Popular under its director nominee rights granted by the Stockholder Agreement. Morgan M. Schuessler has been the management director since April 1, 2015, and shall continue to be the management director for so long as he holds the office of CEO of EVERTEC Group, after which time the individual holding the office of chief executive officer of EVERTEC Group will become the management director. The Stockholder Agreement provides that, subject to applicable law and to certain adjustments, Popular will have the right to nominate three members to our Board, so long as Popular owns, together with its affiliates, 25% or more of the then outstanding voting Common Stock (the “25% board right”). In addition, for so long as Popular owns, together with its affiliates, more than 10% but less than 25% of our then outstanding Common Stock, it will have the right to nominate two members of our Board (the “10% board right”). Similarly, for so long as Popular owns, together with its affiliates, more than 5% but less than 10% of our then outstanding Common Stock, it will have the right to nominate one member of our Board (the “5% board right”). In addition, if there are any vacancies on our Board as a result of the aggregate number of our directors that Popular has the right to nominate pursuant to the Stockholder Agreement being less than eight, then a committee consisting of our entire Board (other than any directors who are to be replaced because Popular has lost the right to nominate them) has the right to nominate the individuals to fill such vacancies, which nominees must be reasonably acceptable to Popular for so long as it owns, together with its affiliates, at least 5% of our outstanding Common Stock. Our Stockholder Agreement further clarifies that it does not eliminate the right of stockholders holding a majority of our outstanding Common Stock to remove any such director with or without cause or the right of any of our stockholders to nominate a person for election as a director (whether to fill a vacancy or otherwise) at any meeting of the stockholders in accordance with applicable law, our Charter and our By-Laws.

Popular has agreed to vote all of its shares of our Common Stock and to take all other actions within its control to cause the election of directors nominated in accordance with the Stockholder Agreement. Similarly, we have agreed to take all actions within our control necessary and desirable to cause the election of directors nominated in accordance with the Stockholder Agreement.

Except for certain exceptions described in the Stockholder Agreement, and subject to applicable law, Popular’s director nominees may only by removed and replaced by Popular. The Stockholder Agreement also provides that we will, at all times, cause the EVERTEC Group Board and the board of directors of Holdings to be comprised of the same individuals as our Board.

Quorum Rights

The Stockholder Agreement provides that a quorum for the transaction of business at any meeting of the stockholders consist of (i) stockholders holding a majority of our outstanding Common Stock and entitled to vote at such meeting; and (ii) Popular, for so long as it owns, together with its affiliates, 20% or more of our outstanding Common Stock. If a stockholder meeting is adjourned for lack of a quorum due to Popular failing to attend the meeting, a quorum at a reconvened meeting of the stockholders (with the same agenda as the adjourned meeting) shall not require the presence of Popular, as long as stockholders holding a majority of our outstanding Common Stock and entitled to vote at such meeting are in attendance at such reconvened meeting.

The Stockholder Agreement provides that a quorum for the transaction of business at any meeting of the Board consist of (i) a majority of the total number of directors then serving on the Board; and (ii) at least one director nominated by Popular, for so long as it owns, together with its affiliates, 5% or more of our outstanding Common Stock, If a Board meeting is adjourned for lack of a quorum due to Popular’s director nominees failing to attend such meeting, a quorum at a reconvened meeting of the Board (with the same agenda as the adjourned meeting) shall not require the presence of Popular director nominees, in each case, as long as a majority of the directors then in office are in attendance at such reconvened meeting.

Additional Stockholder Rights

Popular has the right, for so long as it owns, together with its affiliates, 20% or more of our outstanding Common Stock, to approve certain corporate actions before we may take such actions. Among the corporate actions requiring Popular’s prior approval are: (i) amending the organizational documents of us or any of our subsidiaries; (ii) issuing equity of us or any of our subsidiaries, subject to certain exceptions; (iii) acquiring or disposing of significant assets; (iv) incurring debt for borrowed money under certain circumstances; (v) entering into or amending certain significant contracts; (vi) entering into certain related party transactions; and (vii) materially changing the terms and conditions of the management long-term compensation plan.

In addition, for so long as Popular owns, together with its affiliates, 10% or more of our outstanding Common Stock and has the right to nominate at least one director, the approval of at least one director nominated by Popular shall be necessary, to approve (i) any issuance of preferred stock of us or any of our subsidiaries (other than the issuance of preferred stock by one of our wholly owned subsidiaries to us or another of our wholly owned subsidiaries) and (ii) any transfer of equity in Holdings or EVERTEC Group, in each case subject to certain exceptions.

Popular and certain of its transferees are also entitled to information rights and inspection rights, in each case for so long as it satisfies certain ownership thresholds set forth in the Stockholder Agreement.

In addition, the Stockholder Agreement grants certain demand registration rights to Popular and certain of its transferees and piggyback registration rights to each stockholder, subject to customary cutbacks. Under the Stockholder Agreement, EVERTEC, Inc. has agreed to assume certain fees and expenses associated with registration. The Stockholder Agreement contains customary provisions with respect to registration proceedings, underwritten offerings, and indemnity and contribution rights.

Registration Rights

The Stockholder Agreement grants Popular the right to request up to four registrations under the Securities Act on Form S-1 (or any successor form) or similar long-form registration statement (each, a “Long-Form Registration”) of all or any portion of the shares of our Common Stock beneficially owned by the requesting holder if the shares to be sold in any such registration (including piggyback shares and before deduction of any underwriting discounts) reasonably are expected to exceed $75.0 million, subject to cutbacks. Popular may request that any such Long-Form Registration be an underwritten offering, and no registration shall count as one of Popular’s four permitted Long-Form Registrations, unless such registration (i) has become effective and (ii) includes at least 75% of the shares of our Common Stock sought by Popular to be included in such Long-Form Registration.

The Stockholder Agreement also grants Popular the right, at any time after we are eligible to file a registration statement on Form S-3, to request an unlimited number of registrations under the Securities Act on Form S-3 (or any successor form) or any similar short form registration statement (each, a “Short-Form Registration”) of all or any portion of the shares of our Common Stock beneficially owned by Popular if the shares to be sold in any such Short-Form Registration (including piggyback shares and before deduction of any underwriting discounts) reasonably are expected to exceed $50.0 million, subject to cutbacks. Popular may request that any such Short-Form Registration be an underwritten offering.

The Stockholder Agreement obligates us, at any time after the one-year anniversary of our initial public offering, to use commercially reasonable efforts to file, no later than 45 days following any written request from Popular, a registration statement on Form S-3 (or any successor form) or any similar short-form registration statement (the “Form S-3 Shelf”) for an offering to be made on a delayed or continuous basis covering the resale of shares of our Common Stock. Following the effectiveness of the Form S-3 Shelf, Popular may request unlimited shelf-takedowns if the total offering price of the shares to be sold in such offering (including piggyback shares and before deduction of underwriting discounts) reasonably is expected to exceed $25.0 million.

Whenever we propose to register any shares of our Common Stock, whether in a primary or secondary offering, each holder of shares of our Common Stock party to the Stockholder Agreement (including, for the avoidance of doubt, Popular) has the right to request that shares beneficially owned by such holder be included in such registration, subject to cutbacks. Under the Stockholder Agreement, we have agreed to pay the fees and expenses associated with such registrations (excluding discounts and commissions and other selling expenses payable by the selling holders). The Stockholder Agreement contains customary provisions with respect to registration proceedings, underwritten offerings, and indemnity and contribution rights.

Transfer Restrictions

Subject to certain exceptions set forth in the Stockholder Agreement, without the prior written consent of Popular for so long as it owns, together with its affiliates, at least 5% of our outstanding Common Stock, none of the parties to the Stockholder Agreement may sell shares of our Common Stock representing 20% or more of the total number of outstanding shares of our Common Stock at the time of such sale directly to certain transferees previously identified by Popular to the other parties to the Stockholder Agreement.

The members of our management who are party to the Stockholder Agreement are also subject to certain restrictions set forth in the Stockholder Agreement, but can generally sell their shares of Common Stock pursuant to a registered public offering or pursuant to Rule 144 under the Securities Act.

Additional Restrictions

The Stockholder Agreement contains a covenant restricting us and our subsidiaries from engaging in any business (including commencing operations in any country in which they do not currently operate), subject to certain exceptions, if such activity would reasonably require Popular or an affiliate of Popular to seek regulatory approval from, or provide notice to, any bank regulatory authority. This covenant will remain in effect for so long as the activities and investments of us and our subsidiaries are subject to restrictions under the Bank Holding Company Act of 1956, as amended, because of Popular’s and/or its affiliates’ ownership of our Common Stock.

The Stockholder Agreement also provides that the adoption of any stockholder rights plan, rights agreement or other form of “poison pill” which is designed to or has the effect of making an acquisition of large holdings of the Common Stock more difficult or expensive must be approved by a majority of our Board and approved by at least one director nominated by Popular (or certain of its transferees) in each case for so long as Popular (or certain of its transferees) owns, together with its affiliates, 5% or more of our outstanding Common Stock.

Certain Provisions Particular to Management Holders

We have the right to purchase all of our Common Stock (and options and warrants exercisable for our Common Stock) beneficially owned by any of our stockholders who is employed by or who serves as a consultant or director for us or any of our subsidiaries upon such stockholder (1) ceasing to be employed by us or any of our subsidiaries for any reason or (2) experiencing a bankruptcy event. Subject to tolling under certain circumstances set forth in the Stockholder Agreement, we must exercise this repurchase right within twelve months following the date on which such stockholder ceases to provide services to us or our subsidiaries. We may designate this repurchase right to Popular or any complete rights transferee.

The Stockholder Agreement also provides that each such stockholder party to such agreement is subject to certain non-solicitation and non-competition restrictions which remain in effect until the stockholder ceases to be employed by us or any of our subsidiaries.

Under the Stockholder Agreement, the restrictions described in the paragraph above do not apply to Popular or any of its affiliates.

Assignment of Rights

Subject to certain limitations set forth in the Stockholder Agreement, Popular may assign the stockholders meeting quorum, 10% board right, 5% board right and up to two long form demand registration rights to any person to whom Popular transfers 20% of more of the shares of our Common Stock held by Popular as of the date of the Stockholder Agreement. Such transferee can in turn assign such rights to any person to whom it transfers 100% of the shares of Common Stock acquired by it in connection with the assignment pursuant to which it became a partial rights transferee. Such transferees are also entitled to certain other rights set forth in the Stockholder Agreement (including the registration rights, information rights and inspection rights described above) upon becoming a party thereto.

Director Independence

A majority of the directors of the Board must meet the criteria for independence established by the Board in accordance with the New York Stock Exchange Listed Company Manual (the “NYSE Rules”). Under these rules, a director will not qualify as independent unless the Board affirmatively determines that the director has no material relationship with the Company. The Company has developed a questionnaire to assist the Board in making the determination of independence, financial literacy and risk management experience for its directors in order to verify that we are in compliance with the NYSE Rules and the Company’s corporate governance documents. In February 2016, the Board evaluated the criteria set forth in the NYSE Rules, and the recommendations from the Nominating and Corporate Governance Committee, along with the Independence and Financial Literacy/Expertise Questionnaires and other applicable information for each of its directors, analyzing, among other things, the relationship between each of the directors and the Companies and inquired as to the existence of any other relationships between each of the directors and the Companies. As a result of this evaluation, the Nominating and Corporate Governance Committee recommended, and the Board affirmatively determined (with each director abstaining from voting on or otherwise analyzing his or her particular situation), that each of the directors listed below has no material relationships with the Companies (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Companies) and none of the disqualifying attributes under Rule 303A.02 of the NYSE Listed Company Manual and, therefore, qualify as an independent Board member under the NYSE Rules.

Name

Frank G. D’Angelo

Alan H. Schumacher

Teresita Loubriel

Olga Botero

Thomas W. Swidarski

Brian J. Smith

Jorge Junquera

Item 14. Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table presents the aggregated fees billed for professional services provided by Deloitte & Touche LLP (“Deloitte”), as the Company’s independent registered public accounting firm for the fiscal year 2015, and PricewaterhouseCoopers LLP (“PwC”), for the completion of the annual filings related to the fiscal year ended December 31, 2014 which were invoiced and paid during 2015.

	Year ended December 31,
	2015		2014
(Dollar amounts in thousands)	Deloitte	PwC	PwC
Audit Fees	$2,179	$1,323	$2,030
Audit-Related Fees	$994	$—	$1,130
All Other Fees	$—	$—	$52

	$3,173	$1,323	$3,212

Audit Fees. This category includes fees and expenses related to the audit of our annual financial statements and the effectiveness of our internal controls over financial reporting. This category also includes the review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, consultations provided on audit and accounting matters that arose during, or as a result of, the audits or the reviews of interim financial statements, reviews of offering documents and registration statements for debt and issuance of related comfort letters, reviews of acquisition and integration accounting in connection with reviews of business combinations, review of required regulatory filings of financial statements of business acquired, additional audit work necessary for acquired businesses, and the preparation of any written communications on internal control matters.

Audit-Related Fees. This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees. This category consists of professional services rendered for tax compliance services and tax advice. The services for the fees disclosed under this category are for technical tax advice and tax compliance services.

All Other Fees. This category consists of fees for services provided by Deloitte (Transaction Services) other than fees for the services listed in the other categories.

Pre-Approval Policies. Pursuant to the rules and regulations of the SEC, before the Company’s independent public accountant is engaged to render audit or non-audit services, the engagement must be approved by the Company’s Audit Committee or entered into pursuant to the committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee.

Restatement Services. On February 29, 2016, we disclosed on a Form 12b-25 with the SEC that the Company needed additional time to evaluate an accounting position with respect to its net operating loss and related deferred tax asset. The position consisted in reevaluating the accounting in prior years’ financial statements for a net operating loss tax deduction taken in 2012 relating to certain 2010 expenditures that resulted in the recognition of a deferred tax asset. PWC was requested to work on this restatement, since PWC was our former independent auditor for the years related to the restatement. PWC quoted a maximum of $485,000 in connection with the fees relating to the restatement services, which the Audit Committee found to be fair and advisable for the services, thus approving the fees.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firms, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

•	Notes to Audited Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule I—Parent Company Only Financial Statements

(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisitions, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File No. 001-34084)

2.2	Amendment to the Agreement and Plan of Merger, dated August 5, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.2 of Registration Statement on Form S-4 of EVERTEC Group, LLC, filed on April 14, 2011, File No. 333-173504)

2.3	Second Amendment to the Agreement and Plan of Merger, dated August 8, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on August 12, 2010, File No. 001-34084)

2.4	Third Amendment to the Agreement and Plan of Merger, dated September 15, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on September 21, 2010, File No. 001-34084)

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated September 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

Exhibit No.	Description

2.6	Letter Agreement re: amendment to Merger Agreement, dated as of July 31, 2013, by and among Popular, Inc., EVERTEC Group, LLC (on behalf of itself and as successor in interest to Carib Acquisition, Inc.) and AP Carib Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on August 6, 2013, File No. 001-35872)

3.1	Amended and Restated Certificate of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

3.2	Amended and Restated Bylaws of EVERTEC, Inc. (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

4.1	Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.9 of EVERTEC, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1 filed on March 28, 2013, File No. 333-186487)

4.2	Stockholder Agreement, dated April 17, 2012, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K filed on April 23, 2012, File No. 001-34084)

4.3	First Amendment to the Stockholder Agreement, dated March 27, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.10 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

4.4	Second Amendment to the Stockholder Agreement, dated June 30, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2013, File No. 001-35872)

4.5	Third Amendment to the Stockholder Agreement, dated November 13, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.5 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 17, 2014, File No. 001-35872)

10.1	Credit Agreement, dated April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent swingline lender and L/C issuer, J.P. Morgan Securities LLC and Goldman Sachs Bank USA, as joint lead arrangers, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint bookrunners, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-syndication agents, and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.2	Amendment No. 1, dated as of May 14, 2013, to the Credit Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2013, File No. 001-35872)

10.3	Guarantee Agreement, dated as of April 17, 2013, by and among EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

Exhibit No.	Description

10.4	Collateral Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC and each subsidiary of EVERTEC Group, LLC identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.5++	Amended and Restated Master Service Agreement, dated as of September 30, 2010, by and among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.6	Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

10.7	Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4 of EVERTEC Group, LLC, filed on April 14, 2011, File No. 333-173504)

10.8	IP Purchase and Sale Agreement, dated June 30, 2010, by and between Popular, Inc. (and Affiliates and Subsidiaries) and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File. No. 001-34084)

10.9+	EVERTEC, Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K of EVERTEC Group, LLC, filed on April 18, 2012, File No. 333-173504)

10.10+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Carlos J. Ramírez (incorporated by reference to Exhibit 10.7 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.11+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.9 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.12+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.10 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.13	Tax Payment Agreement, dated as of April 17, 2012, by and among EVERTEC, Inc., EVERTEC Intermediate Holdings, LLC and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K of EVERTEC Group, LLC, filed on April 18, 2012, File No. 333-173504)

10.14	Stock Contribution and Exchange Agreement, dated as of April 17, 2012, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC, Inc., and the holders shares of common stock of EVERTEC Intermediate Holdings, LLC (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.15+	Stock Option Agreement, dated as of August 1, 2012, by and between EVERTEC, Inc. and Philip E. Steurer (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on August 14, 2012, File No. 333-173504)

Exhibit No.	Description

10.16++	Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.17++	ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)[1]

10.18	Virgin Islands Services Agreement, dated as of September 15, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.19	Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.20	First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.21	Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.22	Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.23+	EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.24	Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.25+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Juan J. Román Jiménez (incorporated by reference to Exhibit 10.63 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

10.26+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Phil Steurer (incorporated by reference to Exhibit 10.66 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

10.27+	Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.67 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2014, File No. 001-35872)

10.28+	Employment Agreement, dated as of October 13, 2014, by and between EVERTEC Group, LLC and Alan I. Cohen (incorporated by reference to Exhibit 10.68 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2014, File No. 001-35872)

Exhibit No.	Description

10.29+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated October 15, 2014, by and between EVERTEC, Inc. and Alan I. Cohen (incorporated by reference to Exhibit 10.69 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2014, File No. 001-35872)

10.30+	Separation Agreement and General Release, dated as of November 20, 2014, by and between EVERTEC Group, LLC and Peter Harrington (incorporated by reference to Exhibit 10.36 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-35872)

10.31+	Amended and Restated Employment Agreement, dated as of December 17, 2014, by and between EVERTEC Group, LLC, and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.37 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-35872)

10.32+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of December 17, 2014, by and between EVERTEC, Inc. and Thomas W. Swidarski (incorporated by reference to Exhibit 10.38 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-35872)

10.33+	Agreement, dated as of December 17, 2014, by and between EVERTEC, Inc. and Frank G. D’Angelo, relating to terms of appointment as Interim CEO (incorporated by reference to Exhibit 10.39 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-35872)

10.34+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of January 1, 2015, by and between EVERTEC, Inc. and Frank G. D’Angelo (incorporated by reference to Exhibit 10.40 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-35872)

10.35+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 6, 2015, by and between EVERTEC, Inc. and Brian J. Smith. (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.36+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 6, 2015, by and between EVERTEC, Inc. and Jorge Junquera. (incorporated by reference to Exhibit 10.42 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.37+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Alan I. Cohen (incorporated by reference to Exhibit 10.44 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.38+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Philip E. Steurer. (incorporated by reference to Exhibit 10.45 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.39+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.47 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.40+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Carlos J. Ramírez (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

Exhibit No.	Description

10.41+	Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of April 1, 2015, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.42+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of April 1, 2015, by and between EVERTEC, Inc. and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.50 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.43+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of April 1, 2015, by and between EVERTEC, Inc. and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.51 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.44+	Employment Agreement, dated as of May 25, 2015, by and between EVERTEC Group, LLC and Mariana Lischner Goldvarg (incorporated by reference to Exhibit 10.52 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.45+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Mariana Lischner Goldvarg (incorporated by reference to Exhibit 10.53 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.46+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Frank G. D’Angelo (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.47+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Alan H. Schumacher (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.48+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Brian J. Smith (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.49+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Jorge Junquera (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.50+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Olga Botero (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.51+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Teresita Loubriel (incorporated by reference to Exhibit 10.59 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.52+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Thomas W. Swidarski (incorporated by reference to Exhibit 10.60 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

Exhibit No.	Description

10.53+	Employment Agreement, dated as of September 1, 2015, by and between EVERTEC Group, LLC and Peter J. S. Smith (incorporated by reference to Exhibit 10.61 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2015, File No. 001-35872)

10.54+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of September 1, 2015, by and between EVERTEC, Inc. and Peter J. S. Smith (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2015, File No. 001-35872)

10.55+	Separation Agreement and General Release, dated as of September 1, 2015, by and between EVERTEC Group, LLC and Eduardo Franco de Camargo (incorporated by reference to Exhibit 10.63 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2015, File No. 001-35872)

10.56*+	Form of Restricted Stock Unit Award Agreement for grant of Restricted Stock Units to Executive Officers with Employment Agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan

10.57*+	Form of Restricted Stock Unit Award Agreement for grant of Restricted Stock Units to Executive Officers without Employment Agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan

16.1	Letter from PricewaterhouseCoopers LLP dated March 26, 2015, to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16 of EVERTEC, Inc.’s Current Report on Form 8-K filed on March 26, 2015, File No. 001-35872)

21.1*	Subsidiaries of EVERTEC, Inc.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accountants

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accountants

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Label Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
+	This exhibit is a management contract or a compensatory plan or arrangement.
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC, Inc.

Date: May 26, 2016	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	May 26, 2016
Morgan M. Schuessler, Jr.	Officer)

/s/ Peter J.S. Smith	Chief Financial Officer (Principal Financial and	May 26, 2016
Peter J.S. Smith	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	May 26, 2016
Frank G. D’Angelo

/s/ Teresita Loubriel	Director	May 26, 2016
Teresita Loubriel

/s/ Alan H. Schumacher	Director	May 26, 2016
Alan H. Schumacher

/s/ Thomas W. Swidarski	Director	May 26, 2016
Thomas W. Swidarski

/s/ Jorge A. Junquera	Director	May 26, 2016
Jorge A. Junquera

/s/ Nestor O. Rivera	Director	May 26, 2016
Nestor O. Rivera

/s/ Olga M. Botero	Director	May 26, 2016
Olga M. Botero

/s/ Brian J. Smith	Director	May 26, 2016
Brian J. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EVERTEC, Inc.

We have audited the accompanying consolidated balance sheet of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EVERTEC, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2016 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico

May 26, 2016

Stamp No. E216241

affixed to original

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of EVERTEC, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2014 and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of EVERTEC, Inc. and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) as of December 31, 2014 and for each of the two years in the period ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements and Note 1 to the financial statement schedule, the Company has restated its 2014 and 2013 consolidated financial statements and financial statement schedule to correct for misstatements.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 2, 2015, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and the effects of the restatement discussed in Note 1 to the financial statement schedule, as to which the date is May 26, 2016

CERTIFIED PUBLIC ACCOUNTANTS (OF PUERTO RICO)

License No. LLP-216 Expires Dec. 1, 2016

Stamp E232935 of the P.R. Society of Certified Public Accountants has been affixed to the file copy of this report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EVERTEC, Inc.

We have audited EVERTEC, Inc.’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management has identified a material weakness in internal controls over financial reporting related to the completeness and robustness of its assessment and monitoring of uncertain tax positions and the appropriate accounting related to the potential obligations. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated May 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico

May 26, 2016

Stamp No. E216242

affixed to original

EVERTEC, Inc. Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	December 31, 2015	December 31, 2014 (As Restated)
Assets
Current Assets:
Cash	$28,747	$32,114
Restricted cash	11,818	5,218
Accounts receivable, net	73,715	70,684
Deferred tax asset	1,685	1,053
Prepaid expenses and other assets	18,758	20,078

Total current assets	134,723	129,147
Investment in equity investee	12,264	11,756
Property and equipment, net	34,128	29,535
Goodwill	368,133	368,837
Other intangible assets, net	312,059	334,628
Other long-term assets	8,795	11,418

Total assets	$870,102	$885,321

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$37,308	$26,052
Accounts payable	21,216	17,753
Unearned income	2,877	3,296
Income tax payable	1,350	1,956
Current portion of long-term debt	22,750	19,000
Short-term borrowings	17,000	23,000

Total current liabilities	102,501	91,057
Long-term debt	625,745	647,579
Long-term deferred tax liability	20,614	23,072
Unearned income—long-term	10,939	8,312
Other long-term liabilities	12,089	20,461

Total liabilities	771,888	790,481

Commitments and contingencies (Note 21)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 74,988,210 shares issued and outstanding at December 31, 2015 (December 31, 2014—77,893,144)	750	779
Additional paid-in capital	9,718	59,740
Accumulated earnings	95,328	40,843
Accumulated other comprehensive loss, net of tax	(7,582)	(6,522)

Total stockholders’ equity	98,214	94,840

Total liabilities and stockholders’ equity	$870,102	$885,321

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
		(As Restated)
Revenues
Merchant Acquiring, net	$85,411	$79,136	$73,616
Payment Processing (from affiliates: $30,504, $27,094 and $26,747)	108,320	104,713	100,104
Business Solutions (from affiliates: $138,929, $137,242 and $140,693)	179,797	177,939	184,682

Total revenues	373,528	361,788	358,402

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	167,916	157,537	162,980
Selling, general and administrative expenses	37,278	41,276	38,810
Depreciation and amortization	64,974	65,988	70,366

Total operating costs and expenses	270,168	264,801	272,156

Income from operations	103,360	96,987	86,246

Non-operating income (expenses)
Interest income	495	328	236
Interest expense	(24,266)	(25,772)	(37,417)
Earnings of equity method investment	147	1,140	935
Other income (expenses):
Loss on extinguishment of debt	—	—	(58,464)
Termination of consulting agreements	—	—	(16,718)
Other income (expenses)	2,306	2,375	(500)

Total other income (expenses)	2,306	2,375	(75,682)

Total non-operating expenses	(21,318)	(21,929)	(111,928)

Income (loss) before income taxes	82,042	75,058	(25,682)
Income tax (benefit) expense	(3,335)	8,901	1,435

Net income (loss)	85,377	66,157	(27,117)
Other comprehensive (loss) income, net of tax of $8, $4 and $59
Foreign currency translation adjustments	(545)	(6,948)	1,268
Loss on cash flow hedge	(515)	—	—

Total comprehensive income (loss)	$84,317	$59,209	$(25,849)

Net income (loss) per common share—basic	$1.11	$0.84	$(0.34)

Net income (loss) per common share—diluted	$1.11	$0.84	$(0.34)

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balance at December 31, 2012 (As restated)	72,846,144	$728	$52,155	$49,552	$(842)	$101,593
Issuance of common stock upon initial public offering, net of offering costs	6,250,000	63	112,369	—	—	112,432
Share-based compensation recognized	—	—	6,179	—	—	6,179
Tax windfall benefit on share-based compensation	—	—	1,829	—	—	1,829
Stock options exercised, net of cashless exercise	2,880,357	29	(16,851)	—	—	(16,822)
Repurchase of common stock	(3,690,036)	(37)	(74,963)	—	—	(75,000)
Net loss (As restated)	—	—	—	(27,117)	—	(27,117)
Cash dividends paid on common stock	—	—	—	(16,390)	—	(16,390)
Other comprehensive income	—	—	—	—	1,268	1,268

Balance at December 31, 2013 (As restated)	78,286,465	783	80,718	6,045	426	87,972

Share-based compensation recognized	—	—	4,587	—	—	4,587
Tax windfall benefit on share-based compensation	—	—	3,669	—	—	3,669
Stock options exercised, net of cashless exercise	799,885	8	(1,440)	—	—	(1,432)
Restricted stock units delivered	7,988	—	(26)	—	—	(26)
Repurchase of common stock	(1,201,194)	(12)	(26,185)	—	—	(26,197)
Net income (As restated)	—	—	—	66,157	—	66,157
Dividend (1)	—	—	21	—	—	21
Cash dividends paid on common stock	—	—	—	(31,359)	—	(31,359)
Cash settlement of stock options	—	—	(1,604)	—	—	(1,604)
Other comprehensive loss	—	—	—	—	(6,948)	(6,948)

Balance at December 31, 2014 (As restated)	77,893,144	779	59,740	40,843	(6,522)	94,840

Share-based compensation recognized	—	—	5,204	—	—	5,204
Repurchase of common stock	(3,012,826)	(30)	(54,919)	—	—	(54,949)
Tax windfall benefit on share-based compensation	—	—	—	—	—	—
Restricted stock grants and units delivered, net of cashless exercise	107,892	1	(307)	—	—	(306)
Net income	—	—	—	85,377	—	85,377
Cash dividends declared on common stock	—	—	—	(30,892)	—	(30,892)
Other comprehensive loss	—	—	—	—	(1,060)	(1,060)

Balance at December 31, 2015	74,988,210	$750	$9,718	$95,328	$(7,582)	$98,214

(1)	Related to dividend declared in 2012 and accrued upon vesting of stock options. Such options were forfeited during 2014.

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years ended December 31,
	2015	2014	2013
		(As restated)
Cash flows from operating activities
Net income (loss)	$85,377	$66,157	$(27,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,974	65,988	70,366
Amortization of debt issue costs and accretion of discount	3,329	3,094	3,905
Write-off of debt issue costs, premium and discount accounted as loss on extinguishment of debt	—	—	16,555
Provision for doubtful accounts and sundry losses	2,130	1,360	673
Deferred tax benefit	(3,090)	(3,701)	(3,419)
Share-based compensation	5,204	4,587	6,179
Unrealized (gain) loss on indemnification assets	(14)	446	383
Loss on disposition of property and equipment and other intangibles	143	734	538
Earnings of equity method investment	(147)	(1,140)	(935)
Dividend received from equity method investment	—	326	984
(Increase) decrease in assets:
Accounts receivable, net	(4,482)	(5,587)	13,646
Prepaid expenses and other assets	(132)	(381)	447
Other long-term assets	(70)	3,365	(1,381)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	7,596	(697)	(19,480)
Income tax payable	(606)	1,697	(2,700)
Unearned income	2,207	3,571	3,966

Total adjustments	77,042	73,662	89,727

Net cash provided by operating activities	162,419	139,819	62,610

Cash flows from investing activities
Net increase in restricted cash	(6,100)	(285)	(494)
Additions to software and purchase of customer relationship	(25,960)	(14,707)	(16,727)
Property and equipment acquired	(21,022)	(10,898)	(11,692)
Proceeds from sales of property and equipment	14	59	16

Net cash used in investing activities	(53,068)	(25,831)	(28,897)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs of $12,567	—	—	112,432
Proceeds from issuance of long-term debt	—	—	700,000
Debt issuance costs	—	—	(12,077)
Net (decrease) increase in short-term borrowings	(6,000)	(27,000)	36,000
Proceeds from new short-term borrowing for purchase of equipment	—	—	1,800
Repayments of borrowing for purchase of equipment	(1,542)	(1,200)	(13,596)
Dividends paid	(30,921)	(31,359)	(16,390)
Statutory minimum withholding taxes paid on share-based compensation	(306)	(2,001)	(16,851)
Tax windfall benefits on share-based compensation	—	3,669	1,829
Issuance of common stock	—	543	29
Repurchase of common stock	(54,949)	(26,197)	(75,000)
Settlement of stock options	—	(1,604)	—
Repayment and repurchase of long-term debt	(19,000)	(19,000)	(755,024)
Repayment of other financing agreement	—	—	(224)

Net cash used in financing activities	(112,718)	(104,149)	(37,072)

Net (decrease) increase in cash	(3,367)	9,839	(3,359)
Cash at beginning of the period	32,114	22,275	25,634

Cash at end of the period	$28,747	$32,114	$22,275

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,497	$24,280	$41,340
Cash paid for income taxes	5,682	976	2,340

Supplemental disclosure of non-cash activities:
Payable due to vendor related to property and equipment and software acquired	3,638	6,115	3,006

The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Audited Consolidated Financial Statements

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 1—Restatement of previously issued consolidated financial statements

This Note 1 to the consolidated financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the years ended December 31, 2014 and 2013 as well as the restated unaudited condensed consolidated financial information for the interim periods in 2015 and 2014 (see Note 23), which is referred to as the Restatement.

The Restatement corrects material errors involved with the accounting for tax positions taken in the 2010 tax year. The Restatement corrects an error in the recognition of a deferred tax asset originating from 2010 tax deductions and the corresponding net operating loss for transaction costs that were based on an uncertain tax position and corrects an error related to the accounting for 2010 debt issuance cost tax deductions based on an uncertain tax position that affected book tax temporary differences and differences in the applicable tax rates over the affected period. These differences impacted deferred tax liability calculations over the affected period. The Restatement also establishes a liability for potential tax liabilities including penalties and interest related to these uncertain tax positions. In the third quarter of 2015, the liability for exposure to potential tax, interest and penalties with respect to the referenced 2010 debt issuance cost deductions was reversed in full as the related statute of limitations expired in such period. This tax liability reversal triggered recognition of a tax benefit of $11.8 million in the third quarter of 2015.

The Restatement presents the effect of an adjustment to opening retained earnings as of January 1, 2013, which adjustment reflects the impact of the Restatement on periods prior to 2013. The cumulative effect of those adjustments decreased previously reported accumulated earnings by $20.9 million as of December 31, 2012.

The Restatement also corrects other miscellaneous insignificant accounting errors. These errors, individually and in the aggregate, would not have required a restatement.

Restatement Background—Restatement adjustments needed to correct errors in accounting for 2010 uncertain tax positions

During the preparation of the consolidated financial statements for the year ended December 31, 2015, Management became aware of a potential misapplication of Accounting Standards Codification Topic 740—Income Taxes (“ASC 740”) in relation to the accounting for the tax benefit of certain 2010 transaction costs associated with the acquisition in September 2010 by Apollo of a 51% indirect ownership interest in EVERTEC as part of a merger (the “Merger”). Certain transaction costs were deducted for tax purposes, increasing the Company’s net operating loss and a corresponding deferred tax asset (“DTA”) by $14.3 million at December 31, 2010. In accordance with ASC 740 if a tax deduction is not more likely than not of being sustained upon examination by the tax authority, based on its technical merits, a liability must be recognized to reflect the potential obligation to the taxing authority, including penalties and interest. Upon review, Management determined that its original conclusion that the tax benefit of the 2010 transaction cost tax deductions was not an uncertain tax position was incorrect. This erroneous conclusion created a material error requiring a restatement of prior periods.

As part of its restatement preparation and diligence, Management reviewed the accounting for tax positions taken with respect to the amount and timing of tax deductions for 2010 debt issuance costs. Those costs were deducted entirely in 2010. Upon review, Management concluded that the immediate deduction of these costs represented an uncertain tax position. As the deduction was not accounted for as an uncertain tax position, Management concluded there was an error that required correction. In order to correct this error, Management determined the portion of the debt issuance costs that were more likely than not of being allowed as a deduction in 2010 and calculated the resulting liability for unrecognized tax benefits as of December 31, 2010 and subsequent periods. A liability was established for potential tax liabilities including penalties and interest related to the uncertain tax position over the period of exposure. In the third quarter of 2015, the liability for exposure to potential tax,

EVERTEC, Inc. Notes to Consolidated Financial Statements

interest and penalties with respect to the 2010 debt issuance cost deduction was reversed in full as the related statute of limitations expired in such period. This tax liability reversal triggered recognition of a tax benefit of $11.8 million in the third quarter of 2015.

The Restatement reflects the accounting for the referenced 2010 tax deductions as uncertain tax positions following ASC 740 and its impact on the affected years through 2014.

Other insignificant corrective adjustments

In addition to the above restatement adjustments, Management elected to correct previously uncorrected misstatements included within Management’s Staff Accounting Bulletin No. 99 (“SAB 99”) analysis wherein individual insignificant adjustments are tracked, aggregated and measured for purposes of determining whether in the aggregate such errors are material for the years ended December 31, 2014 and 2013 and for adjustments that affect the beginning balance as of January 1, 2013.

A brief summary of the restatement adjustments and the referenced SAB 99 corrective adjustments and other insignificant miscellaneous adjustments is described below and reflected and quantified, as applicable, in the tables below. The adjustments are cross-referenced to the tables below.

Restatement Adjustments (a)

Accounting for uncertain tax positions related to 2010 tax deductions – The Company corrected an error to reflect an uncertain tax position with respect to a 2010 tax deduction for certain transaction costs that increased the net operating loss and related DTA. The tax position created a $14.3 million increase to the deferred tax asset as of December 31, 2010. The deferred tax asset was based on a tax position that did not meet the required recognition threshold under ASC 740 of more likely than not of being sustained upon examination. Thus, the Company has derecognized the deferred tax asset in accordance with ASC 740 and, in addition, established a reserve for the exposure to potential penalties and interest. The Company corrected an error pertaining to the accounting for a 2010 tax deduction for debt issuance costs, the timing of which constituted an uncertain tax position. To correct the error over the restatement period, the Company established a reserve for potential penalties and interest due to the premature deduction of the costs. This reserve was reversed in the third quarter of 2015 as the statute of limitations lapsed in such period. In addition the Company calculated the tax impact of the other corrective adjustments related to revenue and expenses detailed below.

Other insignificant corrective adjustments

1.	Revenue recognition—The Company corrected errors related to revenue recognition of certain multiple element arrangements, by deferring certain revenues and recognizing such revenues over the expected customer life in accordance with ASC 605-25, Revenue Recognition-Multiple Element Arrangements.

2.	Interest expense and accrued interest payable—The Company corrected its interest accrual to properly recognize a daily methodology.

3.	Cost of revenues and intangible assets—The Company corrected certain errors related to the timing of capitalization of internally developed software.

4.	Cost of revenues and deferred costs—The Company corrected the timing of expense recognition pertaining to certain completed projects for which costs had been previously deferred and not timely recognized on the income statement at completion.

5.	Card Network Interchange fees—The Company corrected errors related to the timing and amounts recovered from clients for the settlement of card network fees related to payment processing.

6.	Tax expense adjustment—The Company corrected an error related to the deferred tax expense measurement analysis for a subsidiary.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Classification corrections:

7.	Cash, Accounts Receivable and Accounts Payable—The Company corrected classification errors to properly account for settlement related activities related to its automatic teller machine and ATH operations.

8.	Restricted cash—The Company corrected classification errors for identified cash amounts with restrictions in excess of 12 months that had been improperly classified as a current asset.

9.	Prepaid assets, Accounts Receivable and Accounts Payable—The Company corrected classification errors involving prepaid expense and accounts payable where amounts had been incorrectly reported on a net basis.

10.	Investing activities Cash Flow Statement—The Company corrected classification errors for non-cash capital expenditures for the purchase of software.

11.	Payment Processing and Business Solutions—The Company corrected classification errors for contracts classified as income from our Payment Processing business to Business Solutions.

12.	Unearned Income—The Company corrected classification errors for identified unearned income amounts related to revenue that will be earned more than 12 months that had been improperly classified as a current liability and reclassified such amounts to long-term.

13.	Prepaid expenses, Property and Equipment and Intangible assets—The Company corrected classification errors involving maintenance contracts incorrectly recorded as intangible assets and property and equipment.

14.	Accounts receivable and accounts payable—The Company corrected amounts related to settlement assets from LATAM operations incorrectly recorded as accounts receivable and accounts payable on the balance sheet.

Intra-period corrections with no effect on year-end balances (Unaudited):

15.	Compensation expense—The Company corrected an error related to the timing of recognition of certain termination agreements with former employees.

16.	Selling, general and administrative expenses and Cost of revenues—The Company corrected the timing of recognition of certain adjustments to loss exposure for medical insurance.

The table below summarizes the effects of the cumulative Restatement adjustments recorded to all periods prior to January 1, 2013 on previously reported accumulated earnings balance:

	December 31, 2012
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As Restated	Reference
	(in thousands)
Accumulated earnings	$70,414	$(17,503)	$(3,359)	$49,552	a, 1, 2, 5

EVERTEC, Inc. Notes to Consolidated Financial Statements

The tables below summarize the impact of the restatement adjustments and correcting classification adjustments on the Consolidated Statements of Income (Loss) for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014
(in thousands)	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As Restated	Reference
Revenues
Merchant Acquiring, net	$79,136	$—	$—	$79,136
Payment Processing	105,423	—	(710)	104,713	11
Business Solutions	176,570	—	1,369	177,939	1, 11

Total revenues	361,129	—	659	361,788

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	156,517	—	1,020	157,537	3, 4, 5
Selling, general and administrative expenses	41,276	—	—	41,276
Depreciation and amortization	65,988	—	—	65,988

Total operating costs and expenses	263,781	—	1,020	264,801

Income from operations	97,348	—	(361)	96,987

Non-operating income (expenses)
Interest income	328	—	—	328
Interest expense	(26,081)	—	309	(25,772)	2
Earnings of equity method investment	1,140	—	—	1,140
Other income	2,375	—	—	2,375

Total non-operating expenses	(22,238)	—	309	(21,929)

Income before income taxes	75,110	—	(52)	75,058
Income tax expense	7,578	2,135	(812)	8,901	a, 6

Net income	67,532	(2,135)	760	66,157
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(6,948)	—	—	(6,948)

Total comprehensive income	$60,584	$(2,135)	$760	$59,209

Net income per common share—basic	$0.86	$(0.02)	$—	$0.84

Net income per common share—diluted	$0.86	$(0.02)	$—	$0.84

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Year ended December 31, 2013
(in thousands)	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As Restated	Reference
Revenues
Merchant Acquiring, net	$73,616	$—	$—	$73,616
Payment Processing	100,104	—	—	100,104
Business Solutions	184,297	—	385	184,682	1

Total revenues	358,017	—	385	358,402

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	163,080	—	(100)	162,980	4, 5
Selling, general and administrative expenses	38,810	—	—	38,810
Depreciation and amortization	70,366	—	—	70,366

Total operating costs and expenses	272,256	—	(100)	272,156

Income from operations	85,761	—	485	86,246

Non-operating income (expenses)
Interest income	236	—	—	236
Interest expense	(37,861)	—	444	(37,417)	2
Earnings of equity method investment	935	—	—	935
Other expenses	(75,682)	—	—	(75,682)

Total non-operating expenses	(112,372)	—	444	(111,928)

Loss before income taxes	(26,611)	—	929	(25,682)
Income tax (benefit) expense	(1,990)	3,425	—	1,435	a

Net loss	(24,621)	(3,425)	929	(27,117)
Other comprehensive income, net of tax
Foreign currency translation adjustments	1,268	—	—	1,268

Total comprehensive loss	$(23,353)	$(3,425)	$929	$(25,849)

Net loss per common share—basic	$(0.31)	$(0.03)	$—	$(0.34)

Net loss per common share—diluted	$(0.31)	$(0.03)	$—	$(0.34)

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following tables summarize the impact of the restatement adjustments and correcting classifications adjustments on the Consolidated Balance Sheet for the year ended December 31, 2014:

	December 31, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As Restated	Reference
	(in thousands)
Assets
Current Assets:
Cash	$32,114	$—	$—	$32,114
Restricted cash	5,718	—	(500)	5,218	8
Accounts receivable, net	75,810	—	(5,126)	70,684	14
Deferred tax asset	399	755	(101)	1,053	a, 6
Prepaid expenses and other assets	20,565	259	(746)	20,078	a, 4

Total current assets	134,606	1,014	(6,473)	129,147
Investment in equity investee	11,756	—	—	11,756
Property and equipment, net	29,535	—	—	29,535
Goodwill	368,837	—	—	368,837
Other intangible assets, net	334,584	—	44	334,628	3
Other long-term assets	10,917	—	501	11,418	8

Total assets	$890,235	$1,014	$(5,928)	$885,321

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$26,052	$—	$—	$26,052
Accounts payable	22,879	—	(5,126)	17,753	14
Unearned income	9,825	—	(6,529)	3,296	1, 12
Income tax payable	1,956	—	—	1,956
Current portion of long-term debt	19,000	—	—	19,000
Short-term borrowings	23,000	—	—	23,000
Deferred tax liability	1,799	(886)	(913)	—	a, 6

Total current liabilities	104,511	(886)	(12,568)	91,057
Long-term debt	647,579	—	—	647,579
Long-term deferred tax liability, net	15,674	7,398	—	23,072	a
Unearned income—long-term	—	—	8,312	8,312	12
Other long-term liabilities	2,898	17,563	—	20,461	a

Total liabilities	770,662	24,075	(4,256)	790,481

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—	—	—
Common Stock	779	—	—	779
Additional paid-in capital	59,740	—	—	59,740
Accumulated earnings	65,576	(23,061)	(1,672)	40,843
Accumulated other comprehensive loss, net of tax	(6,522)	—	—	(6,522)

Total stockholders’ equity	119,573	(23,061)	(1,672)	94,840

Total liabilities and stockholders’ equity	$890,235	$1,014	$(5,928)	$885,321

EVERTEC, Inc. Notes to Consolidated Financial Statements

The table below summarizes the effects of the Restatement adjustments and correcting classification adjustments on the Consolidated Statement of Cash Flows for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As Restated	Reference
Cash flows from operating activities
Net income	$67,532	$(2,135)	$760	$66,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,988	—	—	65,988
Amortization of debt issue costs and accretion of discount	3,094	—	—	3,094
Provision for doubtful accounts and sundry losses	1,360	—	—	1,360
Deferred tax benefit	(1,713)	(1,176)	(812)	(3,701)	a, 6
Share-based compensation	4,587	—	—	4,587
Unrealized loss of indemnification assets	446	—	—	446
Loss on disposition of property and equipment and other intangibles	734	—	—	734
Earnings of equity method investment	(1,140)	—	—	(1,140)
Dividend received from equity method investment	326	—	—	326
(Increase) decrease in assets:
Accounts receivable, net	(6,608)	—	1,021	(5,587)	7, 9, 14
Prepaid expenses and other assets	(1,067)	83	603	(381)	a, 9
Other long-term assets	3,365	—	—	3,365
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(2,883)	3,228	(1,042)	(697)	a, 2, 7, 9, 10, 14
Income tax payable	1,697	—	—	1,697
Unearned income	4,230	—	(659)	3,571	1

Total adjustments	72,416	2,135	(889)	73,662

Net cash provided by operating activities	139,948	—	(129)	139,819

Cash flows from investing activities
Net increase in restricted cash	(285)	—	—	(285)
Additions to software	(15,046)	—	339	(14,707)	3, 10
Property and equipment acquired	(10,898)	—	—	(10,898)
Proceeds from sales of property and equipment	59	—	—	59

Net cash used in investing activities	(26,170)	—	339	(25,831)

Cash flows from financing activities
Net decrease in short-term borrowings	(27,000)	—	—	(27,000)
Repayments of borrowing for purchase of equipment	(1,200)	—	—	(1,200)
Dividends paid	(31,359)	—	—	(31,359)
Statutory minimum withholding taxes paid on share-based compensation	(2,001)	—	—	(2,001)
Tax windfall benefits on share-based compensation	3,669	—	—	3,669
Issuance of common stock	543	—	—	543
Repurchase of common stock	(26,197)	—	—	(26,197)
Settlement of stock options	(1,604)	—	—	(1,604)
Repayment and repurchase of long-term debt	(19,000)	—	—	(19,000)

Net cash used in financing activities	(104,149)	—	—	(104,149)

Net increase in cash	9,629	—	210	9,839
Cash at beginning of the period	22,485	—	(210)	22,275

Cash at end of the period	$32,114	$—	$—	$32,114

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Year ended December 31, 2013
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As Restated	Reference
Cash flows from operating activities
Net loss	$(24,621)	$(3,425)	$929	$(27,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,366	—	—	70,366
Amortization of debt issue costs and accretion of discount	3,905	—	—	3,905
Write-off of debt issue costs, premium and discount accounted as loss on extinguishment of debt	16,555	—	—	16,555
Provision for doubtful accounts and sundry losses	673	—	—	673
Deferred tax benefit	(5,702)	2,283	—	(3,419)	a
Share-based compensation	6,179	—	—	6,179
Unrealized loss of indemnification assets	383	—	—	383
Loss on disposition of property and equipment and other intangibles	538	—	—	538
Earnings of equity method investment	(935)	—	—	(935)
Dividend received from equity method investment	984	—	—	984
(Increase) decrease in assets:		—	—
Accounts receivable, net	9,243	—	4,403	13,646	7, 9, 14
Prepaid expenses and other assets	1,685	(26)	(1,212)	447	a, 9
Other long-term assets	(1,381)	—	—	(1,381)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(16,734)	1,168	(3,914)	(19,480)	a, 2, 7, 9, 14
Income tax payable	(2,700)	—	—	(2,700)
Unearned income	4,429	—	(463)	3,966	1

Total adjustments	87,488	3,425	(1,186)	89,727

Net cash provided by operating activities	62,867	—	(257)	62,610

Cash flows from investing activities
Net increase in restricted cash	(494)	—	—	(494)
Additions to software and purchase of customer relationship	(16,980)	—	253	(16,727)	13
Property and equipment acquired	(11,486)	—	(206)	(11,692)	13
Proceeds from sales of property and equipment	16	—	—	16

Net cash used in investing activities	(28,944)	—	47	(28,897)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs of $12,567	112,432	—	—	112,432
Proceeds from issuance of long-term debt	700,000	—	—	700,000
Debt issuance costs	(12,077)	—	—	(12,077)
Net increase in short-term borrowings	36,000	—	—	36,000
Proceeds from new short-term borrowing for purchase of equipment	1,800	—	—	1,800
Repayments of borrowing for purchase of equipment	(13,596)	—	—	(13,596)
Dividends paid	(16,390)	—	—	(16,390)
Statutory minimum withholding taxes paid on share-based compensation	(16,851)	—	—	(16,851)
Tax windfall benefits on share-based compensation	1,829	—	—	1,829
Issuance of common stock	29	—	—	29
Repurchase of common stock	(75,000)	—	—	(75,000)
Repayment and repurchase of long-term debt	(755,024)	—	—	(755,024)
Repayment of other financing agreement	(224)	—	—	(224)

Net cash used in financing activities	(37,072)	—	—	(37,072)

Net decrease in cash	(3,149)	—	(210)	(3,359)
Cash at beginning of the period	25,634	—	—	25,634

Cash at end of the period	$22,485	$—	$(210)	$22,275

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Restatement adjustments affecting the consolidated statement of cash flows for the years ended December 31, 2014 and 2013 are predominantly included in the Company’s net income (loss) from operations, offset by non-cash adjustments to net income (loss) and changes in operating assets and liabilities. The significant non-cash adjustments include adjustments to deferred taxes and the classification corrections described above. There were no significant adjustments, other than those described above, related to cash used in investing and financing activities.

Note 2—The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services across 18 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Use of Estimates

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 605 Revenue Recognition; ASC 605-25, Revenue Recognition-Multiple Element Arrangements; and; ASC 985, Software, which provide guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Investment in Equity Investee

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net income or losses as they occur. The Company’s share of investee earnings or losses is recorded, net of taxes, within earnings of equity method investment caption in the consolidated statements of income (loss) and comprehensive income (loss). The Company’s consolidated revenues include fees for services provided to an investee accounted under the equity method. Additionally, the Company’s interest in the net asset of its equity method investee is reflected in the consolidated balance sheets. On the acquisition of the investment any difference between the cost of the investment and the amount of the underlying equity in net assets of an investee is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered to be goodwill.

The Company considers whether the fair value of its equity method investment has declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the investee’s industry), then the Company would record a write-down to estimated fair value.

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

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2015, 2014 and 2013, interest cost capitalized amounted to approximately $0.3 million, $0.3 million and $0.2 million, respectively.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The goodwill impairment test is a two-step process at each reporting unit level. The first step used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds the fair value, there is an indication of potential impairment and the second step of the goodwill impairment analysis is required. The second step consists of comparing the implied fair value of the reporting unit with the carrying amount of that goodwill.

For the years ended December 31, 2015, 2014 and 2013, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with a definitive useful life are amortized using the straight-line method or an accelerated method. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Other identifiable intangible assets with a definitive useful life were acquired during the Merger and include customer relationship, trademark, software packages and non-compete agreement. In addition, in 2015, the Company acquired a Customer Relationship list from a local bank in Puerto Rico. This customer relationship was valued using the excess earnings method under the income approach. Trademark assets were valued using the relief-from-royalty method under the income approach. Software packages, which include capitalized software development costs, were recorded at cost. The non-compete agreement was valued based on the estimated impact that theoretical competition would have on revenues and expenses.

Indemnification Assets

Indemnification assets represented the Company’s estimates of payments from Popular related to expected losses on services provided to certain common customers of the Company and Popular, and for certain incremental software and license costs expected to be incurred by the Company (see Note 20) during the five years following the Merger date. Indemnification assets are recorded at the fair value of the expected cash flows. The indemnification asset decreases by the payments received from Popular and is subsequently adjusted to reflect the asset at fair value. The fair value adjustment, if any, is included in current period earnings. As of December 31, 2014, the Company’s indemnification related to the software amounted to $1.4 million. As of December 31, 2015, the indemnification asset had been fully repaid. The current portion of the indemnification assets was included within accounts receivable, net and the other long-term portion was included within other long-term assets in the accompanying consolidated balance sheets.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to enhance its ability to manage its exposure to certain financial and market risks, primarily those related to changes in interest rates. On the date the derivative instrument contract is entered into, the Company may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) as a “stand-alone” derivative instrument, including economic hedges that the Company has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative that qualifies for cash flow hedge accounting are recognized in Other Comprehensive Income. Amounts accumulated in other comprehensive income are reclassified to earnings when the related cash outflow affects earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that is

EVERTEC, Inc. Notes to Consolidated Financial Statements

attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings. Similarly, the changes in the fair value of stand-alone derivative instruments or derivatives not qualifying or designated for hedge accounting are reported in current-period earnings. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. The Company does not enter into derivative financial instruments for speculative purposes.

Income Tax

Income taxes are accounted for under the asset and liability method. A temporary difference refers to a difference between the tax basis of an asset or liability, determined based on recognition and measurement requirements for tax positions, and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income (loss) and comprehensive income (loss) in the period that includes the enactment date. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the consolidated financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income taxes on its consolidated statements of income (loss) and comprehensive income (loss). Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

All companies within EVERTEC are legal entities which file separate income tax returns.

Cash

Cash includes cash on hand and in banks.

Restricted Cash

Restricted cash represents cash received on deposits from participating institutions of the ATH network that has been segregated for the development of the ATH brand and cash maintained as collateral for a credit facility with Popular. Also, restricted cash includes certain cash collected from the Ticketpop business and a reserve account for payment and transaction processing services to merchants. The restrictions of these accounts are based on contractual provisions entered into with third parties. This cash is maintained in separate accounts at a financial institution in Puerto Rico.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Share-based Compensation

The Company estimates the fair value of stock-based awards, on a contemporaneous basis, at the date they are granted using the Black-Scholes-Merton option pricing model for Tranche A options and the Monte Carlo simulation analysis for Tranche B and Tranche C options and market based restricted stock units (“RSUs”) using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in the Company’s industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date. The expected term for stock options granted under the 2010 Plan was based on the vesting time of the options. For the stock options granted under the 2013 Plan, the simplified method was used to estimate the expected term, given that the Company did not have appropriate exercise data on which to base the estimate nor is exercise data relating to employees of comparable companies easily obtainable.

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

In determining the amount of cash tax savings realized from the excess share-based compensation deductions, the Company follows the tax law ordering approach. Under this approach, the utilization of excess tax deductions associated with share-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.

Diluted net income (loss) per common share assumes the issuance of all potentially dilutive share equivalents using the treasury stock method. For stock options and RSUs it is assumed that the proceeds will be used to buy back shares. Such proceeds equal the average unrecognized compensation plus exercise price and windfall tax benefits. For unvested restricted shares, the proceeds equal the average unrecognized compensation plus windfall tax benefits.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 3—Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

On February 18, 2015, the FASB issued new guidance for entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. Amendments in this Update are effective for public companies for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect this guidance to have an impact on the consolidated financial statements when adopted.

On April 7, 2015, the FASB issued guidance simplifying the presentation of debt issuance costs. The amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. Amendments in this update are effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

On April 15, 2015, the FASB issued updated guidance for accounting for fees paid in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. For public companies, amendments in this Update will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In August 2015, the FASB deferred the effective date for updated guidance on revenue recognition by one year. Previously, Update 2014-09 was effective for annual reporting periods beginning after December 15, 2016. The amendments in the Update provide that the guidance be applied to reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In August 2015, the FASB clarified that the presentation of debt issuance costs related to line-of-credit arrangements as an asset is acceptable, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The amendments in this Update are effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In September 2015, the FASB issued updated guidance simplifying the accounting for measurement-period adjustments for business combinations. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record,

EVERTEC, Inc. Notes to Consolidated Financial Statements

in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

In November 2015, the FASB issued updated guidance to simplify the classification of deferred income taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company is currently evaluating the impact of the adoption of this guidance on the balance sheet.

In January 2016, the FASB issued updated guidance for the recognition and measurement of financial assets and financial liabilities. The amendments in this Update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The amendments also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. Also, the Update eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, in addition, separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements is required. The amendments also clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this Update is not permitted, with the exception of early application guidance discussed in the Update. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 4—Cash

At December 31, 2015 and 2014, the Company’s cash amounted to $28.7 million and $32.1 million, respectively, which is deposited in interest bearing deposit accounts within financial institutions. Of the total cash balance at December 31, 2015, $16.4 million resides in subsidiaries located outside of Puerto Rico. Cash deposited in an affiliate financial institution amounted to $12.1 million and $7.8 million as of December 31, 2015 and 2014, respectively.

Note 5—Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
(Dollar amounts in thousands)	2015	2014
		(As restated)
Trade	$52,652	$53,503
Due from affiliates, net	16,886	13,140
Settlement assets	6,304	4,742
Other	123	306
Less: allowance for doubtful accounts	(2,250)	(1,007)

Accounts receivable, net	$73,715	$70,684

The Company records settlement assets that result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing. The amounts are generally collected or paid the following business day.

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(Dollar amounts in thousands)	2015	2014
		(As restated)
Software licenses and maintenance contracts	$6,526	$7,028
Deferred project costs	4,067	2,297
Insurance	1,313	1,321
Prepaid income taxes	1,259	3,984
Taxes other than income	1,042	1,102
Postage	751	709
Other	3,800	3,637

Prepaid expenses and other assets	$18,758	$20,078

Note 7—Investment in Equity Investee

CONTADO is the largest merchant acquirer and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated

EVERTEC, Inc. Notes to Consolidated Financial Statements

to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for each of the years ended December 31, 2015, 2014 and 2013 amounted to approximately $0.3 million, and was recorded within earnings of equity method investment in the consolidated statements of income (loss) and comprehensive income (loss). The Company recognized $0.1 million, $1.1 million and $0.9 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income (loss) and comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the Company received $0.3 million and $1.0 million, respectively in dividends from CONTADO. No dividends were received during 2015.

CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income (loss) and comprehensive income (loss) for the period subsequent to the acquisition date on a one month lag. No significant events occurred in CONTADO’s operations subsequent to November 30, 2015 that would have materially affected the Company’s reported results.

Note 8—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2015	2014
Buildings	30	$1,606	$1,602
Data processing equipment	3 – 5	94,523	77,588
Furniture and equipment	3 – 20	8,170	7,540
Leasehold improvements	5 – 10	3,649	2,964

		107,948	89,694
Less—accumulated depreciation and amortization		(75,244)	(61,580)

Depreciable assets, net		32,704	28,114
Land		1,424	1,421

Property and equipment, net		$34,128	$29,535

Depreciation and amortization expense related to property and equipment was $15.1 million, $15.5 million and $16.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 9—Goodwill

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 22):

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Total
Balance at December 31, 2012	$138,121	$187,028	$47,158	$372,307
Foreign currency translation adjustments	—	594	218	812

Balance at December 31, 2013	138,121	187,622	47,376	373,119
Foreign currency translation adjustments	—	(3,394)	(888)	(4,282)

Balance at December 31, 2014	138,121	184,228	46,488	368,837
Foreign currency translation adjustments	—	(732)	28	(704)

Balance at December 31, 2015	$138,121	$183,496	$46,516	$368,133

EVERTEC, Inc. Notes to Consolidated Financial Statements

Goodwill is tested for impairment on an annual basis, or more often if events or changes in circumstances indicate there may be impairment. The goodwill impairment test is a two-step process at each reporting unit level. The first step (“Step 1”) compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test was unnecessary. If needed, the second step (“Step 2”) consists of comparing the implied fair value of the reporting units with the carrying amount of that goodwill.

During the third quarter of 2015, the Company performed Step 1 of the goodwill impairment analysis for each of the Company’s reporting units, using fair value as of August 31, 2015. Given that the estimated fair values of the reporting units exceeded their carrying value, goodwill is not considered impaired. Accordingly, no impairment losses for the period were recognized.

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

Note 10—Other Intangible Assets

The carrying amount of other intangible assets consisted of the following:

(Dollar amounts in thousands)	Useful life in years	December 31, 2015
		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	10 – 14	$322,632	$(117,963)	$204,669
Trademark	10 – 15	39,950	(18,186)	21,764
Software packages	3 – 10	155,611	(106,735)	48,876
Non-compete agreement	15	56,539	(19,789)	36,750

Other intangible assets, net		$574,732	$(262,673)	$312,059

(Dollar amounts in thousands)	Useful life in years	December 31, 2014
		Gross amount	Accumulated amortization	Net carrying amount
		(As restated)
Customer relationships	14	$312,735	$(95,482)	$217,253
Trademark	10 – 15	39,950	(14,722)	25,228
Software packages	3 – 10	138,232	(86,605)	51,627
Non-compete agreement	15	56,539	(16,019)	40,520

Other intangible assets, net		$547,456	$(212,828)	$334,628

EVERTEC, Inc. Notes to Consolidated Financial Statements

Amortization expense related to intangibles was $49.9 million, $50.5 million and $54.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense related to software costs was $20.1 million, $21.0 million and $24.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated amortization expenses of balances outstanding at December 31, 2015 for the next five years are as follows:

(Dollar amounts in thousands)
2016	$42,532
2017	39,244
2018	35,956
2019	34,262
2020	32,151

Note 11—Other Long-Term Assets

As of December 31, 2015, other long-term assets included $7.1 million related to deferred debt-issuance costs and $1.7 million related to the long-term portion of certain software and maintenance contracts.

As of December 31, 2014, other long-term assets included $9.3 million related to deferred debt-issuance costs, $0.5 million for long-term restricted cash and $1.6 million related to the long-term portion of certain software and maintenance contracts.

Note 12—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(Dollar amounts in thousands)	2015	2014
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin (1)(3))	$262,323	$277,239
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin (2)(3))	386,172	389,340
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	17,000	23,000
Note Payable due on October 1, 2017 (3)	2,967	4,333
Note Payable due on July 31, 2017 (3)	685	—

Total debt	$669,147	$693,912

(1)	Applicable margin of 2.25% and 2.50% at December 31, 2015 and 2014, respectively.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% and 2.75% at December 31, 2015 and 2014, respectively.
(3)	Net of unaccreted discount.

The following table presents contractual principal payments for the next five years:

(Dollar amounts in thousands)
2016	$24,681
2017	32,180
2018	221,500
2019	4,000
2020	374,000

EVERTEC, Inc. Notes to Consolidated Financial Statements

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”) which matures on April 17, 2018, a $400.0 million term loan B facility (the “Term B Loan”) which matures on April 17, 2020 and a $100.0 million revolving credit facility which matures on April 17, 2018. The net proceeds received by EVERTEC Group from the senior secured credit facilities, together with other cash available to EVERTEC Group, were used to, among other things, refinance EVERTEC Group’s previous senior secured credit facilities and redeem a portion of the senior notes, as further described below.

As a result of the debt refinancing, EVERTEC Group’s previous senior secured credit facilities were evaluated under ASC 470-50, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Accordingly, a portion of the unamortized discount and debt issue costs amounting to $6.4 million and $5.9 million, respectively, was treated as a modification and is amortized over the term of the new debt using the interest method. The remaining unamortized discount and debt issue costs of $3.4 million and $3.0 million, respectively, were considered to be related to the portion of the debt that was extinguished and written-off.

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

Senior Secured Credit Facilities

Term A Loan

As of December 31, 2015, the outstanding principal amount of the Term A Loan was $262.5 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group’s first lien secured net

EVERTEC, Inc. Notes to Consolidated Financial Statements

leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of December 31, 2015, the outstanding principal amount of the Term B Loan was $390.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio. As of December 31, 2015, the outstanding balance of the revolving credit facility was $17.0 million.

All loans may be prepaid without premium or penalty.

The senior secured credit facilities were evaluated under accounting guidance and accordingly, $7.2 million of debt issue costs were capitalized and are being amortized over the term of the new debt using the interest method and $4.9 million of debt issue costs were expensed and are presented in the Company’s consolidated financial statements as a loss on the extinguishment of debt.

The senior secured credit facilities contain various restrictive covenants. The Term A Loan and the revolving credit facility (subject to certain exceptions) require the Company to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits the Company’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, as all net assets are restricted, and enter into certain transactions with affiliates; (b) restricts the Company’s ability to enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends or make certain payments to EVERTEC; and (c) places restrictions on the Company’s ability and the ability of the Company’s subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of the Company’s assets.

Notes payable

In December 2014 and June 2015, EVERTEC entered into non-interest bearing financing agreements of $4.6 million and $1.1 million, respectively, to purchase software. As of December 31, 2015, the outstanding principal balance of the notes payable is $4.2 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Interest Rate Swap

In December 2015, the Company entered into a plain-vanilla floored interest-rate swap agreement (the “Swap”) with a major credit-worthy United States commercial bank. Prior to executing the Swap, 100% of EVERTEC’s outstanding debt is at a variable interest rate. With the Swap, the Company will fix the interest rate on $200 million of the Company’s Term B loan beginning in January of 2017, which represents approximately 30% of the Company’s outstanding debt at December 31, 2015. The Swap agreement has a notional amount of $200 million, matures in April of 2020, a fixed rate of 1.9225%, which hedges the variable portion of the debt, the same payment dates as the underlying loan agreement and a floor equal to 75 basis points. The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instruments is determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable forward rates, and discount rates.

As of December 31, 2015, the Company has a derivative liability included in other long-term liabilities amounting to $0.5 million, and a corresponding cash flow hedge loss included in other comprehensive income (loss). The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Note 13—Financial Instruments and Fair Value Measurements

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table summarizes fair value measurements by level at December 31, 2015 and 2014, for assets and liabilities measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$—	$—
Financial liabilities:
Interest rate swap	—	515	—	515

December 31, 2014
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$1,428	$1,428

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions.

For those financial instruments with no quoted market prices available, fair values have been estimated using present value calculations or other valuation techniques, as well as management’s best judgment with respect to current economic conditions, including discount rates and estimates of future cash flows.

Derivative Instruments

The fair value of the Company’s derivative instruments is determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable forward rates, and discount rates. The discount rates are based on the historical LIBOR Swap rates.

Software Indemnification Asset

Indemnification assets included the present value of the expected future cash flows of certain expense reimbursement agreements with Popular. These contracts had termination dates up to September 2015 and were entered into in connection with the merger transaction completed on September 30, 2010 (“the Merger”). Management prepared estimates of the expected reimbursements to be received from Popular until the termination of the contracts, discounted the estimated future cash flows and recorded the indemnification assets as of the Merger closing date. Payments received during the quarters reduced the indemnification asset balance. As of December 31, 2015, the indemnification asset has been fully repaid. For both the years ended December 31, 2014 and 2013, the Company recorded a net unrealized loss of $0.4 million, which are reflected within the other expenses caption in the consolidated statements of income (loss) and comprehensive income (loss). The current portion of the indemnification assets were included within accounts receivable, net and the other long-term portion was included within other long-term assets in the 2014 accompanying consolidated balance sheet. See Note 20 for additional information regarding the expense reimbursement agreements.

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

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2015 and 2014:

	December 31,
	2015		2014
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Indemnification assets:
Software cost reimbursement	$—	$—	$1,428	$1,428
Financial liabilities:
Interst rate swap	$515	$515	$—	$—
Senior secured term loan A	262,323	250,688	277,240	266,400
Senior secured term loan B	386,172	373,749	389,340	385,462

The fair value of the senior secured term loans at December 31, 2015 and 2014 was obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, could be categorized as Level 3 in the fair value hierarchy.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets:

(Dollar amounts in thousands)	Indemnification Assets
Balance—December 31, 2012	$6,099
Payments received	(2,130)
Unrealized loss recognized in other expenses	(383)

Balance—December 31, 2013	3,586
Payments received	(1,712)
Unrealized loss recognized in other expenses	(446)

Balance—December 31, 2014	1,428
Payments received	(1,442)
Unrealized gain recognized in other expenses	14

Balance—December 31, 2015	$—

There were no transfers in or out of Level 3 during the years ended December 31, 2015, 2014 and 2013.

Note 14—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2015 and 2014, the Company had 74,988,210 and 77,893,144 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2015, no shares of preferred stock have been issued.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Stock Repurchase

In 2015, the Company repurchased a total of 3.0 million shares at a cost of $54.9 million. In 2014, a total of 1.2 million shares were repurchased at a cost of $26.2 million. In 2013, the Company repurchased 3.7 million shares at a cost of $75.0 million. The Company funded such repurchases with cash on hand and borrowings to the existing revolving credit facility. As of December 31, 2015, 2014 and 2013, the repurchased shares were permanently retired.

Dividends

During 2013, the Company implemented a policy under which EVERTEC pays a regular quarterly dividend on the Company’s common stock, subject to the declaration thereof each quarter by the Company’s Board of Directors. The Company’s dividend activity in 2015 and 2014 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 12, 2014	February 25, 2014	March 14, 2014	0.10
May 7, 2014	May 19, 2014	June 6, 2014	0.10
August 6, 2014	August 18, 2014	September 5, 2014	0.10
November 5, 2014	November 17, 2014	December 5, 2014	0.10
February 18, 2015	March 2, 2015	March 19, 2015	0.10
May 6, 2015	May 18, 2015	June 5, 2015	0.10
August 5, 2015	August 17, 2015	September 3, 2015	0.10
November 4, 2015	November 16, 2015	December 4, 2015	0.10

Accumulated Other Comprehensive income

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive loss for the year ended December 31, 2015:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance—December 31, 2013	$426	$—	$426
Additions:	(6,948)	—	(6,948)

Balance—December 31, 2014	(6,522)	—	(6,522)
Additions:	(545)	(515)	(1,060)

Balance—December 31, 2015	$(7,067)	$(515)	$(7,582)

Note 15—Share-based Compensation

Equity Incentive Plans

On September 30, 2010, Holdings Board of Directors adopted the Carib Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) to grant stock options, rights to purchase shares, restricted stock units and other stock-based rights to employees, directors, consultants and advisors. On April 17, 2012, in connection with the Reorganization, EVERTEC, Inc. assumed the 2010 Plan and all of the outstanding equity awards issued thereunder or subject thereto. EVERTEC, Inc. reserved 5,843,208 shares of its common stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the 2010 Plan.

In connection with the Company’s initial public offering, the Company adopted the EVERTEC, Inc. 2013 Equity Incentive Plan (the “2013 Plan” and, together with the 2010 Plan, the “Equity Incentive Plans”). Under the 2013 Plan, 5,956,882 shares of its common stock are reserved for issuance upon exercise and grants of stock options,

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The following table summarizes the stock options activity for the years ended December 31, 2015, 2014 and 2013:

	Shares	Weighted-average exercise prices
Outstanding at December 31, 2012	5,177,582	$2.06
Granted	150,000	23.36
Exercised	(4,042,046)	1.99

Outstanding at December 31, 2013	1,285,536	$4.77
Granted	100,000	24.01
Forfeitures	(31,164)	1.30
Exercised (1)	(945,040)	1.96
Repurchased	(93,332)	4.83

Outstanding at December 31, 2014	316,000	$19.56
Expired	(50,000)	23.36
Forfeitures	(126,000)	18.81

Outstanding at December 31, 2015	140,000	$18.88

Exercisable at December 31, 2015	33,333	$24.01

(1)	At December 31, 2014, the total intrinsic value of options exercised during the year amounted to $19.3 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table presents information about fully vested stock options for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015		2014		2013
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Vested stock options (1)(2)(3)	33,333	$24.01	766,995	$3.75	3,757,099	$2.07

(1)	At December 31, 2015, there is no intrinsic value for vested stock options as the options are out-of-the-money. For December 31, 2014 and 2013, the aggregate intrinsic value amounted to $14.0 million and $84.9 million, respectively.
(2)	The weighted average contractual term of fully vested options is 8.16 years, 6.06 years and 7.04 years as of December 31, 2015, 2014 and 2013, respectively.
(3)	The fair value of vested stock options at December 31, 2015, 2014 and 2013 amounted to $1.4 million, $17.0 million and $92.7 million, respectively.

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. The fair value of stock options granted during 2014 and 2013, none were granted in 2015, was estimated using the Black-Scholes-Merton (“BSM”) option pricing model, with the following assumptions:

	Years ended December 31,
	2014	2013
	Stock options granted under the 2013 Plan	Stock options granted under the 2010 Plan
Stock Price	$24.01 per share	$23.36 per share
Risk-free rate	1.80%	1.68%
Expected volatility	36.98%	36.56%
Expected annual dividend yield	1.63%	1.71%
Expected term	6 years	6 years

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table summarizes the nonvested restricted shares and RSUs activity for the years ended December 31, 2015, 2014 and 2013:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2012	115,420	$5.90
Granted	9,133	24.64
Vested	(115,420)	5.90

Nonvested at December 31, 2013	9,133	$24.64
Granted	23,252	22.04
Vested	(9,133)	24.64

Nonvested at December 31, 2014	23,252	$22.04
Granted	596,238	22.24
Vested	(94,550)	21.33
Forfeited	(33,214)	23.61

Nonvested at December 31, 2015	491,726	$22.32

Share-based compensation recognized was as follows:

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
Share-based compensation recognized, net
Stock options	$193	$4,305	$5,820
Restricted shares and RSUs	5,011	282	359

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

The unrecognized share-based compensation expense related to the stock options amounting to $0.3 million is expected to be recognized over a weighted average period of 1.3 years.

The maximum unrecognized cost for restricted stock units was $7.8 million as of December 31, 2015. The cost is expected to be recognized over a weighted average period of 2.2 years.

Note 16—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2015, 2014 and 2013, the costs incurred under the plan amounted to approximately $0.8 million, $0.6 million and $0.6 million, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 17—Total Other Income (Expenses)

For the year ended December 31, 2015, other income (expenses) is primarily comprised of $1.2 million in foreign currency transaction gains, $0.2 million in gains related to adjustments made to software indemnification assets during the year, $0.4 million in sales rebates granted to EVERTEC and a $0.2 million gain related to certain refurbished POS machines.

For the year ended December 31, 2014, other income (expenses) is primarily comprised of $2.6 million in foreign currency transaction gains and a $0.4 million in expenses related to adjustments made to software indemnification assets as a result of certain maintenance contract cancellations during the year.

For the year ended December 31, 2013, other expenses are primarily comprised of a $58.5 million charge related to the extinguishment of debt (see Note 12) and a $16.7 million expense related to the termination of the Company’s consulting agreements with Apollo and Popular (see Note 20).

Note 18—Income Tax

On April 17, 2012, EVERTEC Group and Holdings were converted from a Puerto Rico corporation into Puerto Rico limited liability companies to benefit from changes to the Puerto Rico Income Tax Code allowing limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. As a result of these conversions and subsequent elections to be treated as partnerships, EVERTEC Group’s and Holding’s taxable income flows through to EVERTEC, Inc.

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

The components of income tax (benefit) expense consisted of the following:

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
		(As restated)
Current tax (benefit) provision	$(245)	$12,602	$4,854
Deferred tax benefit	(3,090)	(3,701)	(3,419)

Income tax (benefit) expense	$(3,335)	$8,901	$1,435

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense (benefit) includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the segregation of income tax expense (benefit) based on location of operations:

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
		(As restated)
Income (loss) before income tax provision (benefit)
Puerto Rico	$73,327	$61,759	$(34,565)
United States	1,879	2,131	2,031
Foreign countries	6,836	11,168	6,852

Total income (loss) before income tax provision (benefit)	$82,042	$75,058	$(25,682)

Current tax (benefit) provision
Puerto Rico	$(3,500)	$8,090	$2,057
United States	413	(517)	753
Foreign countries	2,842	5,029	2,044

Total currrent tax (benefit) provision	$(245)	$12,602	$4,854

Deferred tax benefit
Puerto Rico	$(2,169)	$(1,933)	$(2,812)
United States	(114)	(124)	(4)
Foreign countries	(807)	(1,644)	(603)

Total deferred tax benefit	$(3,090)	$(3,701)	$(3,419)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

On June 30, 2013, the Governor of Puerto Rico signed into law Act 40, effective as of January 1, 2013, which increased the maximum corporate income tax rate from 30% to 39%. This rate increase is only applicable to the fully taxable operations of EVERTEC in Puerto Rico. As a result of this tax rate increase, the deferred taxes were revalued resulting in the Company recognizing additional non-cash income tax expense of $1.4 million for the first half of 2013. In addition, Act 40 established a national gross receipts tax based on gross revenues that is included as part of the alternative minimum tax (“AMT”) calculation. On July 1, 2014, the Governor enacted Act 77 introducing a number of substantial amendments, including a deduction for the national gross receipts tax instead of including it as part of the computation of the AMT as previously required by Act 40 . On December 22, 2014 the Governor enacted law Act 239 providing a number of technical amendments to Act 77 including the elimination the national gross receipts tax for years 2015 and forward.

As of December 31, 2015, the Company has $27.0 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions, therefore, EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The grant contains customary commitments, conditions and representations that EVERTEC Group will be required to comply with in order to maintain the grant. The more significant commitments include: (i) maintaining at least 750 employees in EVERTEC Group’s Puerto Rico data processing operations during 2012 and at least 700 employees for the remaining years of the grant, (ii) investing at least $200.0 million in building, machinery, equipment or computer programs to be used in Puerto Rico during the effective term of the grant (to be made over four year capital investment cycles in $50.0 million increments); and (iii) 80% of EVERTEC Group employees must be residents of Puerto Rico. Failure to meet the requirements could result, among other things, in reductions in the benefits of the grant or revocation of the grant in its entirety, which could result in EVERTEC, Inc. paying additional taxes or other payments relative to what such parties would be required to pay if the full benefits of the grant are available.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(Dollar amounts in thousands)	2015	2014
		(As Restated)
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$420	$245
Unearned income	1,315	1,149
Investment in equity subsidiary	292	304
Alternative minimum tax	400	495
Share-based compensation	379	89
Other temporary assets	679	687

Total gross deferred tax assets	3,485	2,969

Deferred tax liabilities (“DTL”)
Deferred compensation	$1,270	$1,144
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase	21,144	23,844

Total gross deferred tax liabilities	22,414	24,988

Deferred tax liability, net	$(18,929)	$(22,019)

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for AMT for the taxable year ended December 31, 2015. At December 31, 2015, the Company has $10.9 million NOL carryforwards for tax purposes available to offset future taxable income. As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain windfall tax benefit as of December 31, 2015, and December 31, 2014, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $4.2 million if and when such windfall tax benefit is ultimately realized. We use tax law ordering when determining when windfall tax benefits have been realized.

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The following is a tabular reconciliation of the total amounts of UTBs:

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
		(As Restated)
Balance, beginning of year	$19,859	$20,616	$20,112
Gross increases—tax positions in prior period	53	—	2,323
Gross decreases—tax positions in prior period	—	(757)	(1,889)
Gross increases—tax positions in current period	—	—	916
Lapse of statute of limitations	(7,065)	—	(846)

Balance, end of year	$12,847	$19,859	$20,616

EVERTEC, Inc. Notes to Consolidated Financial Statements

As of December 31, 2015, 2014 and 2013, approximately $12.4 million for all years would affect the Company’s effective income tax rate, if recognized.

The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company recognized an income tax benefit of $2.0 million, an income tax expense of $1.2 million and an income tax expense of $0.9 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2015 and 2014 was $1.3 million, and $3.3 million, respectively. The Company anticipates changes to the UTBs within the next 12 months to be primarily related to interest. The Company believes it has sufficient accruals for contingent tax liabilities.

In connection with tax return examinations, contingencies can arise that generally result from different interpretations of tax laws and regulations as they pertain to the amount, timing or inclusion of revenues and expenses in taxable income, or the ability to utilize tax credits to reduce income taxes payable. While it is probable, based on the potential outcome of the Company’s Puerto Rico and foreign tax examinations or the expiration of the statute of limitations for specific jurisdictions, that the liability for UTBs may increase or decrease within the next twelve months, the Company does not expect any such change would have a material effect on our financial condition, results of operations or cash flow.

The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico with a statute of limitations of four years after filing the income tax returns; therefore, the income tax returns for 2011, 2012, 2013, and 2014 are currently open for examination.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income (loss) before income taxes as a result of the following:

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
		(As restated)
Computed income tax at statutory rates	$31,996	$29,435	$(10,109)
Benefit of net tax-exempt interest income	(284)	—	(180)
Differences in tax rates due to multiple jurisdictions	37	(942)	577
Tax (benefit) expense due to a change in estimate	(201)	(916)	83
Adjustment to deferred taxes due to changes in enacted tax rate and tax grant	—	(731)	3,568
Effect of net disallowed operating losses in foreign entities	103	83	93
Effect of income subject to tax-exemption grant	(23,375)	(19,858)	6,242
Unrecognized tax benefit	(11,626)	1,830	1,168
Other	15	—	(7)

Income tax (benefit) expense	$(3,335)	$8,901	$1,435

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 19—Net Income (Loss) Per Common Share

The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2015	2014	2013
		(As restated)
Net income (loss)	$85,377	$66,157	$(27,117)
Less: non-forfeitable dividends on restricted stock	9	—	—

Net income (loss) available to common shareholders	$85,368	$66,157	$(27,117)

Weighted average common shares outstanding	77,066,459	78,337,152	78,914,310
Weighted average potential dilutive common shares (1)(2)	114,664	553,987	—

Weighted average common shares outstanding—assuming dilution	77,181,123	78,891,139	78,914,310

Net income (loss) per common share—basic	$1.11	$0.84	$(0.34)

Net income (loss) per common share—diluted	$1.11	$0.84	$(0.34)

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options, restricted stock and RSUs awards using the treasury stock method.
(2)	For the year ended December 31, 2013, 2,325,209 potential common shares consisting of common stock under the assumed exercise of stock options and restricted stock awards using the treasury stock method were not included in the computation of the diluted net income (loss) per share since their inclusion would have an antidilutive effect.

Refer to Note 14 for a detail of dividends declared and paid during 2015 and 2014.

Note 20—Related Party Transactions

The following table presents the Company’s transactions with related parties for each of the periods presented below:

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
		(As Restated)
Total revenues (1)(2)	$169,433	$164,336	$167,440

Cost of revenues	$1,701	$1,946	$8,429

Rent and other fees (3)(4)	$7,880	$7,928	$27,762

Interest earned from and charged by affiliate
Interest income	$206	$197	$130

Interest expense (5)	$—	$—	$2,471

(1)	Total revenues from Popular as a percentage of revenues were 45%, 45% and 46% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $2.1 million, $2.5 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(3)	Includes management fees to equity sponsors amounting to $3.5 million for the year ended December 31, 2013. Management fees paid during 2013 also includes $16.7 million resulting from the termination of the consulting agreements as explained below. Rent and other fees also include $5.9 million paid in connection with the redemption premium on the senior notes during the first half of 2013.

EVERTEC, Inc. Notes to Consolidated Financial Statements

(4)	Includes $7.9 million, $7.9 million and $11.1 million recorded as selling, general and administrative expenses for each of the periods presented above, and $16.7 million recorded as non-operating expenses for the year ended December 31, 2013 in the audited consolidated statement of income (loss) and comprehensive income (loss).
(5)	Interest expense relates to interest accrued on the senior secured term loan and senior notes held by Popular. As a result of the debt refinancing and the redemption of the senior notes in April 2013, Popular’s participation in such debt was extinguished. See Note 12 for additional information related to the extinguishment of this debt.

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

At December 31, 2015 and 2014, the Company had the following balances arising from transactions with related parties:

	December 31,
(Dollar amounts in thousands)	2015	2014
		(As restated)
Cash and restricted cash deposits in affiliated bank	$23,872	$13,566

Indemnification assets from Popular reimbursement (1)
Accounts receivable	$—	$1,428

Other due/to from affiliate
Accounts receivable	$20,196	$17,006

Prepaid expenses and other assets	$867	$398

Accounts payable (2)	$2,687	$5,260

Unearned income	$11,970	$9,385

Other long-term liabilites (2)	$14	$45

(1)	Recorded in connection with reimbursement from Popular regarding certain software license fees.
(2)	Includes an account payable of $32,000 and $0.2 million and a long-term liability of $14,000 and $45,000 for December 31, 2015 and 2014, respectively, related to the unvested portion of stock options as a result of the equitable adjustment approved by the Company’s Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company was entitled to receive reimbursements from Popular regarding certain software license fees if such amounts exceeded certain amounts for a period of five years from the closing date of the Merger. As a result of this agreement, the Company recorded approximately $11.2 million as a software reimbursement asset at fair value as of the Merger date. At December 31, 2015, the indemnification asset has been fully repaid. At December 31, 2014, the current portion of said asset of $1.4 million was included within the accounts receivable, net caption in the accompanying consolidated balance sheets. Gains and losses related to the asset were included within the other expenses caption in the accompanying consolidated statements of income (loss) and comprehensive income (loss). See Note 13 and 17.

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

As of December 31, 2015, EVERTEC Group has a credit facility with Popular for $4.2 million, on behalf of EVERTEC CR, under which a letter of credit of a similar amount was issued.

Note 21—Commitments and Contingencies

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on such operating leases at December 31, 2015 are as follows:

(Dollar amounts in thousands)	Unrelated parties	Related party	Minimum future rentals to related parties
2016	$444	$4,226	$4,670
2017	259	4,352	4,611
2018	8	4,483	4,491
2019	—	4,618	4,618
2020 and thereafter	—	1,163	1,163

	$711	$18,842	$19,553

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for the years ended December 31, 2015, 2014 and 2013 amounted to $8.1 million, $8.2 million and $7.7 million, respectively. Also, rent expense for telecommunications and other equipment for the years ended December 31, 2015, 2014 and 2013 amounted to $5.4 million, $6.1 million and $7.0 million, respectively.

In the ordinary course of business, the Company may enter in commercial commitments. As of December 31, 2015, EVERTEC has an outstanding letter of credit of $0.9 million with a maturity of less than three months.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel, management believes that the final disposition of these matters will not have a

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Note 22—Segment Information

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Year ended December 31, 2015
Revenues	$85,411	$136,566	$179,797	$(28,246	)(1)	$373,528
Income from operations	36,466	55,429	50,200	(38,735	)(2)	103,360
Year ended December 31, 2014
Revenues—As restated	79,136	131,381	177,939	(26,668	)(1)	361,788
Income from operations—As restated	34,362	58,796	48,299	(44,470	)(2)	96,987
Year ended December 31, 2013
Revenues—As restated	73,616	125,610	184,682	(25,506	)(1)	358,402
Income from operations—As restated	35,398	54,635	42,687	(46,474	)(2)	86,246

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income (loss) is as follows:

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
		(As Restated)
Segment income from operations
Merchant Acquiring	$36,466	$34,362	$35,398
Payment Processing	55,429	58,796	54,635
Business Solutions	50,200	48,299	42,687

Total segment income from operations	142,095	141,457	132,720
Merger related depreciation and amortization and other unallocated expenses (1)	(38,735)	(44,470)	(46,474)

Income from operations	103,360	96,987	86,246

Interest expense, net	(23,771)	(25,444)	(37,181)
Earnings of equity method investment	147	1,140	935
Other income (expenses)	2,306	2,375	(75,682)
Income tax benefit (expense)	3,335	(8,901)	(1,435)

Net income (loss)	$85,377	$66,157	$(27,117)

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
		(As restated)
Revenues (1)
Puerto Rico	$322,319	$313,228	$309,735
Caribbean	12,154	13,752	16,225
Latin America	39,055	34,808	32,442

Total revenues	$373,528	$361,788	$358,402

(1)	Revenues are based on subsidiaries’ country of domicile.

Major customers

For the years ended December 31, 2015, 2014 and 2013, the Company had one major customer which accounted for approximately $167.3 million or 45%, $161.8 million, as restated, or 45% and $164.4 million, as restated, or 46%, respectively, of total revenues. See Note 20.

The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 9%, 10% and 11% of the Company’s total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 23—Quarterly Financial Information (Unaudited)

As described in Note 1—“Restatement,” in lieu of filing quarterly reports on Form 10-Q for 2015, quarterly financial data for 2015 and 2014 (as restated) is included in this Annual Report in the tables that follow. For detailed information regarding the referenced adjustments, please refer to Note 1.

	March 31, 2015
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Assets
Current Assets:
Cash	$32,430	$—	$—	$32,430
Restricted cash	6,924	—	—	6,924
Accounts receivable, net	78,745	—	(2,764)	75,981	14
Deferred tax asset	2,899	(1,298)	(101)	1,500	a, 6
Prepaid expenses and other assets	21,659	(326)	(853)	20,480	a, 4

Total current assets	142,657	(1,624)	(3,718)	137,315
Investment in equity investee	11,903	—	—	11,903
Property and equipment, net	28,080	—	—	28,080
Goodwill	369,171	—	—	369,171
Other intangible assets, net	323,941	—	—	323,941
Other long-term assets	10,227	—	—	10,227

Total assets	$885,979	$(1,624)	$(3,718)	$880,637

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$27,650	$—	$—	$27,650
Accounts payable	19,396	—	(2,764)	16,632	14
Unearned income	11,118	—	(7,535)	3,583	1, 12
Income tax payable	712	—	—	712
Current portion of long-term debt	19,000	—	—	19,000
Short-term borrowings	20,000	—	—	20,000
Deferred tax liability	405	508	(913)	—	a, 6

Total current liabilities	98,281	508	(11,212)	87,577
Long-term debt	643,053	—	—	643,053
Long-term deferred tax liability	19,708	2,983	—	22,691	a
Unearned income—long-term	—	—	9,154	9,154	12
Other long-term liabilities	2,552	18,476	—	21,028	a

Total liabilities	763,594	21,967	(2,058)	783,503

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—	—	—
Common stock, par value $0.01; 206,000,000 shares authorized	774	—	—	774
Additional paid-in capital	50,403	—	—	50,403
Accumulated earnings	76,841	(23,591)	(1,660)	51,590
Accumulated other comprehensive loss, net of tax	(5,633)	—	—	(5,633)

Total stockholders’ equity	122,385	(23,591)	(1,660)	97,134

Total liabilities and stockholders’ equity	$885,979	$(1,624)	$(3,718)	$880,637

EVERTEC, Inc. Notes to Consolidated Financial Statements

	June 30, 2015
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Assets
Current Assets:
Cash	$38,837	$—	$—	$38,837
Restricted cash	6,262	—	—	6,262
Accounts receivable, net	71,091	—	(2,794)	68,297	14
Deferred tax asset	2,323	(481)	(101)	1,741	a, 6
Prepaid expenses and other assets	21,678	(478)	(774)	20,426	a, 4

Total current assets	140,191	(959)	(3,669)	135,563
Investment in equity investee	12,251	—	—	12,251
Property and equipment, net	31,627	—	—	31,627
Goodwill	368,911	—	—	368,911
Other intangible assets, net	317,431	—	—	317,431
Other long-term assets	9,880	—	—	9,880

Total assets	$880,291	$(959)	$(3,669)	$875,663

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$29,275	$—	$—	$29,275
Accounts payable	19,133	—	(2,376)	16,757	14, 15
Unearned income	11,734	—	(8,507)	3,227	1, 12
Income tax payable	81	—	—	81
Current portion of long-term debt	19,000	—	—	19,000
Short-term borrowings	4,000	—	—	4,000
Deferred tax liability	111	802	(913)	—	a, 6

Total current liabilities	83,334	802	(11,796)	72,340
Long-term debt	638,530	—	—	638,530
Long-term deferred tax liability	19,255	2,765	—	22,020	a
Unearned income—long-term	—	—	9,960	9,960	1, 12
Other long-term liabilities	2,856	19,591	—	22,447	a

Total liabilities	743,975	23,158	(1,836)	765,297

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—	—	—
Common stock, par value $0.01; 206,000,000 shares authorized	775	—	—	775
Additional paid-in capital	51,914	—	—	51,914
Accumulated earnings	89,347	(24,117)	(1,833)	63,397
Accumulated other comprehensive loss, net of tax	(5,720)	—	—	(5,720)

Total stockholders’ equity	136,316	(24,117)	(1,833)	110,366

Total liabilities and stockholders’ equity	$880,291	$(959)	$(3,669)	$875,663

EVERTEC, Inc. Notes to Consolidated Financial Statements

	September 30, 2015
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Assets
Current Assets:
Cash	$40,401	$—	$—	$40,401
Restricted cash	13,547	—	—	13,547
Accounts receivable, net	68,429	—	(2,416)	66,013	14
Deferred tax asset	6,921	(5,219)	(101)	1,601	a, 6
Prepaid expenses and other assets	20,736	(1,020)	(758)	18,958	a, 4

Total current assets	150,034	(6,239)	(3,275)	140,520
Investment in equity investee	12,281	—	—	12,281
Property and equipment, net	33,281	—	—	33,281
Goodwill	368,543	—	—	368,543
Other intangible assets, net	309,680	—	—	309,680
Other long-term assets	9,078	—	—	9,078

Total assets	$882,897	$(6,239)	$(3,275)	$873,383

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$32,917	$—	$(282)	$32,635	16
Accounts payable	22,417	—	(2,416)	20,001	14, 15
Unearned income	11,683	—	(8,799)	2,884	1, 12
Income tax payable	62	—	—	62
Current portion of long-term debt	20,875	—	—	20,875
Short-term borrowings	18,000	—	—	18,000

Total current liabilities	105,954	—	(11,497)	94,457
Long-term debt	632,137	—	—	632,137
Long-term deferred tax liability	23,858	(1,514)	(913)	21,431	a, 6
Unearned income—long-term	—	—	10,088	10,088	1, 12
Other long-term liabilities	2,695	8,360	—	11,055	a

Total liabilities	764,644	6,846	(2,322)	769,168

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—	—	—
Common stock, par value $0.01; 206,000,000 shares authorized	762	—	—	762
Additional paid-in capital	28,502	—	—	28,502
Accumulated earnings	95,038	(13,085)	(953)	81,000
Accumulated other comprehensive loss, net of tax	(6,049)	—	—	(6,049)

Total stockholders’ equity	118,253	(13,085)	(953)	104,215

Total liabilities and stockholders’ equity	$882,897	$(6,239)	$(3,275)	$873,383

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Three month period ended March 31, 2015
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$20,091	$—	$—	$20,091
Payment Processing	26,377	—	—	26,377
Business Solutions	44,864	—	165	45,029	1

Total revenues	91,332	—	165	91,497

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	39,795	—	155	39,950	3, 4
Selling, general and administrative expenses	7,703	—	—	7,703
Depreciation and amortization	16,828	—	—	16,828

Total operating costs and expenses	64,326	—	155	64,481

Income from operations	27,006	—	10	27,016

Non-operating income (expenses)
Interest income	104	—	—	104
Interest expense	(6,201)	—	—	(6,201)
Earnings of equity method investment	115	—	—	115
Other income	285	—	—	285

Total non-operating expenses	(5,697)	—	—	(5,697)

Income before income taxes	21,309	—	10	21,319
Income tax expense	2,246	529	—	2,775	a

Net income	19,063	(529)	10	18,544
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	889	—	—	889

Total comprehensive income	$19,952	$(529)	$10	$19,433

Net income per common share—basic	$0.25	$(0.01)	$—	$0.24

Net income per common share—diluted	$0.24	$—	$—	$0.24

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Three month period ended June 30, 2015
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$21,165	$—	$—	$21,165
Payment Processing	26,759	—	—	26,759
Business Solutions	45,317	—	164	45,481	1

Total revenues	93,241	—	164	93,405

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	40,665	—	339	41,004	4, 15
Selling, general and administrative expenses	8,948	—	—	8,948
Depreciation and amortization	16,006	—	—	16,006

Total operating costs and expenses	65,619	—	339	65,958

Income from operations	27,622	—	(175)	27,447

Non-operating income (expenses)
Interest income	127	—	—	127
Interest expense	(6,210)	—	—	(6,210)
Earnings of equity method investment	84	—	—	84
Other income	764	—	—	764

Total non-operating expenses	(5,235)	—	—	(5,235)

Income before income taxes	22,387	—	(175)	22,212
Income tax expense	2,120	525	—	2,645	a

Net income	20,267	(525)	(175)	19,567
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(87)	—	—	(87)

Total comprehensive income	$20,180	$(525)	$(175)	$19,480

Net income per common share—basic	$0.26	$(0.01)	$—	$0.25

Net income per common share—diluted	$0.26	$(0.01)	$—	$0.25

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Six month period ended June 30, 2015
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$41,256	$—	$—	$41,256
Payment Processing	53,136	—	—	53,136
Business Solutions	90,181	—	329	90,510	1

Total revenues	184,573	—	329	184,902

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	80,460	—	494	80,954	3, 4, 15
Selling, general and administrative expenses	16,651	—	—	16,651
Depreciation and amortization	32,834	—	—	32,834

Total operating costs and expenses	129,945	—	494	130,439

Income from operations	54,628	—	(165)	54,463

Non-operating income (expenses)
Interest income	231	—	—	231
Interest expense	(12,411)	—	—	(12,411)
Earnings of equity method investment	199	—	—	199
Other income	1,049	—	—	1,049

Total non-operating expenses	(10,932)	—	—	(10,932)

Income before income taxes	43,696	—	(165)	43,531
Income tax expense	4,366	1,054	—	5,420	a

Net income	39,330	(1,054)	(165)	38,111
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	802	—	—	802

Total comprehensive income	$40,132	$(1,054)	$(165)	$38,913

Net income per common share—basic	$0.51	$(0.02)	$—	$0.49

Net income per common share—diluted	$0.51	$(0.02)	$—	$0.49

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Three month period ended September 30, 2015
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$20,784	$—	$—	$20,784
Payment Processing	27,502	—	—	27,502
Business Solutions	44,492	—	163	44,655	1

Total revenues	92,778	—	163	92,941

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	44,821	—	(680)	44,141	4,15,16
Selling, general and administrative expenses	10,428	—	(36)	10,392	16
Depreciation and amortization	16,934	—	—	16,934

Total operating costs and expenses	72,183	—	(716)	71,467

Income from operations	20,595	—	879	21,474

Non-operating income (expenses)
Interest income	140	—	—	140
Interest expense	(6,003)	—	—	(6,003)
Earnings of equity method investment	(3)	—	—	(3)
Other income	381	—	—	381

Total non-operating expenses	(5,485)	—	—	(5,485)

Income before income taxes	15,110	—	879	15,989
Income tax expense	1,687	(11,034)	—	(9,347)	a

Net income	13,423	11,034	879	25,336
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	84	—	—	84

Total comprehensive income	$13,507	$11,034	$879	$25,420

Net income per common share—basic	$0.17	$0.15	$0.01	$0.33

Net income per common share—diluted	$0.17	$0.15	$0.01	$0.33

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Nine month period ended September 30, 2015
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$62,041	$—	$—	$62,041
Payment Processing	80,638	—	—	80,638
Business Solutions	134,672	—	493	135,165	1

Total revenues	277,351	—	493	277,844

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	125,280	—	(185)	125,095	3, 4, 15, 16
Selling, general and administrative expenses	27,079	—	(36)	27,043	16
Depreciation and amortization	49,767	—	—	49,767

Total operating costs and expenses	202,126	—	(221)	201,905

Income from operations	75,225	—	714	75,939

Non-operating income (expenses)
Interest income	371	—	—	371
Interest expense	(18,414)	—	—	(18,414)
Earnings of equity method investment	196	—	—	196
Other income	1,430	—	—	1,430

Total non-operating expenses	(16,417)	—	—	(16,417)

Income before income taxes	58,808	—	714	59,522
Income tax expense	6,053	(9,979)	—	(3,926)	a

Net income	52,755	9,979	714	63,448
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	473	—	—	473

Total comprehensive income	$53,228	$9,979	$714	$63,921

Net income per common share—basic	$0.68	$0.13	$0.01	$0.82

Net income per common share—diluted	$0.68	$0.13	$0.01	$0.82

EVERTEC, Inc. Notes to Consolidated Financial Statements

	March 31, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Assets
Current Assets:
Cash	$27,242	$—	$—	$27,242
Restricted cash	5,247	—	(500)	4,747	8
Accounts receivable, net	68,403	—	(2,030)	66,373	5, 14
Deferred tax asset	3,823	(78)	—	3,745	a
Prepaid expenses and other assets	18,919	831	(182)	19,568	a, 4

Total current assets	123,634	753	(2,712)	121,675
Investment in equity investee	10,895	—	—	10,895
Property and equipment, net	30,494	—	—	30,494
Goodwill	369,101	—	—	369,101
Other intangible assets, net	355,801	—	—	355,801
Other long-term assets	15,958	—	500	16,458	8

Total assets	$905,883	$753	$(2,212)	$904,424

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$28,057	$—	$—	$28,057
Accounts payable	12,107	—	(2,490)	9,617	14
Unearned income	7,213	—	(4,309)	2,904	1,12
Income tax payable	1,762	—	—	1,762
Current portion of long-term debt	19,000	—	—	19,000
Short-term borrowings	40,600	—	—	40,600
Deferred tax liability	356	(356)	—	—	a

Total current liabilities	109,095	(356)	(6,799)	101,940
Long-term debt	661,153	—	—	661,153
Long-term deferred tax liability	20,767	6,780	—	27,547	a
Unearned income—long-term	—	—	6,586	6,586	1, 12
Other long-term liabilities	301	15,495	—	15,796	a

Total liabilities	791,316	21,919	(213)	813,022

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—	—	—
Common stock, par value $0.01; 206,000,000 shares authorized	784	—	—	784
Additional paid-in capital	81,332	—	1,421	82,753	15
Accumulated earnings	39,770	(21,166)	(3,420)	15,184
Accumulated other comprehensive loss, net of tax	(7,319)	—	—	(7,319)

Total stockholders’ equity	114,567	(21,166)	(1,999)	91,402

Total liabilities and stockholders’ equity	$905,883	$753	$(2,212)	$904,424

EVERTEC, Inc. Notes to Consolidated Financial Statements

	June 30, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Assets
Current Assets:
Cash	$27,831	$—	$—	$27,831
Restricted cash	5,195	—	(500)	4,695	8
Accounts receivable, net	71,479	—	(2,441)	69,038	5, 14
Deferred tax asset	2,812	125	—	2,937	a
Prepaid expenses and other assets	21,846	84	(214)	21,716	a, 4

Total current assets	129,163	209	(3,155)	126,217
Investment in equity investee	11,287	—	—	11,287
Property and equipment, net	29,371	—	—	29,371
Goodwill	369,203	—	—	369,203
Other intangible assets, net	347,114	—	—	347,114
Other long-term assets	13,745	—	500	14,245	8

Total assets	$899,883	$209	$(2,655)	$897,437

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$29,159	$—	$—	$29,159
Accounts payable	14,256	—	(2,903)	11,353	14
Unearned income	8,498	—	(5,508)	2,990	1, 12
Income tax payable	1,801	—	—	1,801
Current portion of long-term debt	19,000	—	—	19,000
Short-term borrowings	23,000	—	—	23,000
Deferred tax liability	461	(461)	—	—	a

Total current liabilities	96,175	(461)	(8,411)	87,303
Long-term debt	656,626	—	—	656,626
Long-term deferred tax liability	20,702	6,062	—	26,764	a
Unearned income—long-term	—	—	7,620	7,620	1, 12
Other long-term liabilities	251	16,208	—	16,459	a

Total liabilities	773,754	21,809	(791)	794,772

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—	—	—
Common stock, par value $0.01; 206,000,000 shares authorized	786	—	—	786
Additional paid-in capital	82,167	—	1,422	83,589	15
Accumulated earnings	49,701	(21,600)	(3,286)	24,815
Accumulated other comprehensive loss, net of tax	(6,525)	—	—	(6,525)

Total stockholders’ equity	126,129	(21,600)	(1,864)	102,665

Total liabilities and stockholders’ equity	$899,883	$209	$(2,655)	$897,437

EVERTEC, Inc. Notes to Consolidated Financial Statements

	September 30, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Assets
Current Assets:
Cash	$29,226	$—	$—	$29,226
Restricted cash	6,126	—	(500)	5,626	8
Accounts receivable, net	68,969	—	(2,419)	66,550	14
Deferred tax asset	3,378	(856)	—	2,522	a
Prepaid expenses and other assets	21,880	1,260	(379)	22,761	a, 4

Total current assets	129,579	404	(3,298)	126,685
Investment in equity investee	11,492	—	—	11,492
Property and equipment, net	29,482	—	—	29,482
Goodwill	369,304	—	—	369,304
Other intangible assets, net	338,248	—	303	338,551	3
Other long-term assets	12,335	—	500	12,835	8

Total assets	$890,440	$404	$(2,495)	$888,349

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$26,023	$—	$—	$26,023
Accounts payable	14,748	—	(2,420)	12,328	14
Unearned income	8,866	—	(6,212)	2,654	1, 12
Income tax payable	1,945	—	—	1,945
Current portion of long-term debt	19,000	—	—	19,000
Short-term borrowings	8,000	—	—	8,000
Deferred tax liability	350	(350)	—	—	a

Total current liabilities	78,932	(350)	(8,632)	69,950
Long-term debt	652,102	—	—	652,102
Long-term deferred tax liability	20,308	5,151	—	25,459	a
Unearned income—long-term	—	—	8,160	8,160	1, 12
Other long-term liabilities	238	17,279	—	17,517	a

Total liabilities	751,580	22,080	(472)	773,188

Commitments and contingencies
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—	—	—
Common stock, par value $0.01; 206,000,000 shares authorized	787	—	—	787
Additional paid-in capital	83,296	—	1,421	84,717	15
Accumulated earnings	60,924	(21,676)	(3,444)	35,804
Accumulated other comprehensive loss, net of tax	(6,147)	—	—	(6,147)

Total stockholders’ equity	138,860	(21,676)	(2,023)	115,161

Total liabilities and stockholders’ equity	$890,440	$404	$(2,495)	$888,349

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Three month period ended March 31, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$19,291	$—	$—	$19,291
Payment Processing	25,225	—	—	25,225
Business Solutions	42,917	—	165	43,082	1

Total revenues	87,433	—	165	87,598

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	37,868	—	42	37,910	4, 5
Selling, general and administrative expenses	8,062	—	1,421	9,483	15
Depreciation and amortization	16,614	—	—	16,614

Total operating costs and expenses	62,544	—	1,463	64,007

Income from operations	24,889	—	(1,298)	23,591

Non-operating income (expenses)
Interest income	75	—	—	75
Interest expense	(6,909)	—	309	(6,600)	2
Earnings of equity method investment	321	—	—	321
Other income	1,991	—	—	1,991

Total non-operating expenses	(4,522)	—	309	(4,213)

Income before income taxes	20,367	—	(989)	19,378
Income tax expense	2,161	239	—	2,400	a

Net income	18,206	(239)	(989)	16,978
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(7,745)	—	—	(7,745)

Total comprehensive income	$10,461	$(239)	$(989)	$9,233

Net income per common share—basic	$0.23	$—	$(0.01)	$0.22

Net income per common share—diluted	$0.23	$—	$(0.02)	$0.21

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Three month period ended June 30, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$19,827	$—	$—	$19,827
Payment Processing	26,618	—	—	26,618
Business Solutions	44,888	—	164	45,052	1

Total revenues	91,333	—	164	91,497

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	39,051	—	31	39,082	4, 5
Selling, general and administrative expenses	10,463	—	—	10,463
Depreciation and amortization	16,390	—	—	16,390

Total operating costs and expenses	65,904	—	31	65,935

Income from operations	25,429	—	133	25,562

Non-operating income (expenses)
Interest income	79	—	—	79
Interest expense	(6,501)	—	—	(6,501)
Earnings of equity method investment	343	—	—	343
Other income	385		—	385

Total non-operating expenses	(5,694)	—	—	(5,694)

Income before income taxes	19,735	—	133	19,868
Income tax expense	1,962	433	—	2,395	a

Net income	17,773	(433)	133	17,473
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	794	—	—	794

Total comprehensive income	$18,567	$(433)	$133	$18,267

Net income per common share—basic	$0.23	$(0.01)	$—	$0.22

Net income per common share—diluted	$0.22	$—	$—	$0.22

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Six month period ended June 30, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$39,118	$—	$—	$39,118
Payment Processing	51,843	—	—	51,843
Business Solutions	87,805	—	329	88,134	1

Total revenues	178,766	—	329	179,095

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	76,919	—	73	76,992	4, 5
Selling, general and administrative expenses	18,525	—	1,422	19,947	15
Depreciation and amortization	33,004	—	—	33,004

Total operating costs and expenses	128,448	—	1,495	129,943

Income from operations	50,318	—	(1,166)	49,152

Non-operating income (expenses)
Interest income	154	—	—	154
Interest expense	(13,410)	—	308	(13,102)	2
Earnings of equity method investment	664	—	—	664
Other income	2,376	—	—	2,376

Total non-operating expenses	(10,216)	—	308	(9,908)

Income before income taxes	40,102	—	(858)	39,244
Income tax expense	4,123	672	—	4,795	a

Net income	35,979	(672)	(858)	34,449
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(6,951)	—	—	(6,951)

Total comprehensive income	$29,028	$(672)	$(858)	$27,498

Net income per common share—basic	$0.46	$(0.01)	$(0.01)	$0.44

Net income per common share—diluted	$0.45	$(0.01)	$(0.01)	$0.43

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Three month period ended September 30, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$19,227	$—	$—	$19,227
Payment Processing	25,848	—	—	25,848
Business Solutions	43,804	—	165	43,969	1

Total revenues	88,879	—	165	89,044

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	38,862	—	324	39,186	3, 4, 5
Selling, general and administrative expenses	7,104	—	—	7,104
Depreciation and amortization	16,453	—	—	16,453

Total operating costs and expenses	62,419	—	324	62,743

Income from operations	26,460	—	(159)	26,301

Non-operating income (expenses)
Interest income	91	—	—	91
Interest expense	(6,370)	—	—	(6,370)
Earnings of equity method investment	241	—	—	241
Other income	(249)	—	—	(249)

Total non-operating expenses	(6,287)	—	—	(6,287)

Income before income taxes	20,173	—	(159)	20,014
Income tax expense	1,082	77	—	1,159	a

Net income	19,091	(77)	(159)	18,855
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	378	—	—	378

Total comprehensive income	$19,469	$(77)	$(159)	$19,233

Net income per common share—basic	$0.24	$—	$—	$0.24

Net income per common share—diluted	$0.24	$—	$—	$0.24

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Nine month period ended September 30, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$58,345	$—	$—	$58,345
Payment Processing	77,691	—	—	77,691
Business Solutions	131,609	—	494	132,103	1

Total revenues	267,645	—	494	268,139

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	115,781	—	397	116,178	3, 4, 5
Selling, general and administrative expenses	25,629	—	1,421	27,050	15
Depreciation and amortization	49,457	—	—	49,457

Total operating costs and expenses	190,867	—	1,818	192,685

Income from operations	76,778	—	(1,324)	75,454

Non-operating income (expenses)
Interest income	245	—	—	245
Interest expense	(19,780)	—	308	(19,472)	2
Earnings of equity method investment	905	—	—	905
Other income	2,127	—	—	2,127

Total non-operating expenses	(16,503)	—	308	(16,195)

Income before income taxes	60,275	—	(1,016)	59,259
Income tax expense	5,205	748	—	5,953	a

Net income	55,070	(748)	(1,016)	53,306
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(6,573)	—	—	(6,573)

Total comprehensive income	$48,497	$(748)	$(1,016)	$46,733

Net income per common share—basic	$0.70	$—	$(0.02)	$0.68

Net income per common share—diluted	$0.70	$(0.01)	$(0.02)	$0.67

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Three month period ended December 31, 2014
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$20,791	$—	$—	$20,791
Payment Processing	27,732	—	(710)	27,022	11
Business Solutions	44,961	—	875	45,836	1, 11

Total revenues	93,484	—	165	93,649

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	40,736	—	623	41,359	3, 4
Selling, general and administrative expenses	15,647	—	(1,421)	14,226	15
Depreciation and amortization	16,531	—	—	16,531

Total operating costs and expenses	72,914	—	(798)	72,116

Income from operations	20,570	—	963	21,533

Non-operating income (expenses)
Interest income	83	—	—	83
Interest expense	(6,301)	—	—	(6,301)
Earnings of equity method investment	235	—	—	235
Other income	248	—	—	248

Total non-operating expenses	(5,735)	—	—	(5,735)

Income before income taxes	14,835	—	963	15,798
Income tax expense	2,373	1,387	(812)	2,948	a, 6

Net income	12,462	(1,387)	1,775	12,850
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(6,573)	—	—	(6,573)

Total comprehensive income	$5,889	$(1,387)	$1,775	$6,277

Net income per common share—basic	$0.16	$(0.02)	$0.02	$0.16

Net income per common share—diluted	$0.16	$(0.02)	$0.02	$0.16

Note 24—Subsequent Events

On February 17, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to board of directors’ approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on March 17, 2016 to stockholders of record as of the close of business on February 29, 2016. The Company also announced an increase and extension to the current stock repurchase program. The Board has increased the repurchase authorization by $100 million to provide for $120 million total authorized and extended the expiration to December 31, 2017.

On May 11, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The cash dividend of $0.10 per share will be paid on June 10, 2016 to stockholders of record as of the close of business on May 23, 2016.

In February 2016, the Company received regulatory approval to proceed with the purchase of 65% of the share capital of Processa, SAS and during the first quarter of 2016, the Company completed the purchase.

EVERTEC, Inc. Notes to Consolidated Financial Statements

On April 14, 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver (the “Amendment”) to the Credit Agreement, which extends the deadline for the Company to provide to the Agent the required financial statements and audit opinion for the fiscal year ended December 31, 2015 until September 15, 2016. In addition, the Amendment potentially extends the deadline for the Borrower to provide to the Agent the financial statements for the fiscal quarters ending March 31, 2016 and June 30, 2016. The Amendment correspondingly modifies the date of delivery and content of various certificates and other information that must be provided to the Agent in connection with delivery of the 2015 Financial Information and the Quarterly Information. The Amendment provides for an increase in the interest rate applicable to the loans under the Credit Agreement by 50 basis points in the event that the 2015 Financial Information and the First Quarter Financial Information is not provided to the Agent by May 30, 2016. The applicable interest rates will increase an additional 25 basis points if such information is not delivered to the Agent by July 15, 2016. Furthermore, until such materials are delivered to the Agent, no Restricted Payments (as defined in the Credit Agreement) can be made by the Borrower to the Company to fund any repurchases of the Company’s common stock or to fund any payment of dividends by the Company other than quarterly dividends on the outstanding common stock of the Company in an amount not to exceed $0.10 per share. The Borrower paid each lender that consented to the amendment a fee equal to 0.50% of the aggregate principal amount of outstanding term loans and revolving commitments held by such lender.

Schedule I

EVERTEC, Inc. Condensed Financial Statements

Parent Company Only

Condensed Balance Sheets

	December 31,
(Dollar amounts in thousands)	2015	2014
		(As Restated)
Assets
Current assets:
Cash	$1,673	$1,612
Accounts receivable, net	2,068	3,224
Prepaid expenses and other assets	109	3,949
Deferred tax asset	849	771

Total current assets	4,699	9,556
Investment in subsidiaries, at equity	119,605	120,535

Total assets	$124,304	$130,091

Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$221	$49
Accounts payable	47	5
Income tax payable	1,111	—

Total current liabilities	1,379	54
Long-term deferred tax liability	15,484	17,588
Other long-term liabilities	9,227	17,609

Total liabilities	26,090	35,251

Stockholders’ equity:
Common stock	750	779
Additional paid-in capital	9,718	59,740
Accumulated earnings	95,328	40,843
Accumulated other comprehensive loss, net of tax of $0 and $0	(7,582)	(6,522)

Total stockholders’ equity	98,214	94,840

Total liabilities and stockholders’ equity	$124,304	$130,091

Schedule I

Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014(1)	2013(1)
		(As Restated)
Non-operating income (expenses)
Equity in earnings (losses) of subsidiaries	$81,161	$74,081	$(22,738)
Interest income	232	227	144
Other expenses	(1,686)	(1,994)	(4,780)

Total non-operating income (expense)	79,707	72,314	(27,374)

Income (loss) before income taxes	79,707	72,314	(27,374)

Income tax (benefit) expense	(5,670)	6,157	(257)

Net income (loss)	85,377	66,157	(27,117)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(545)	(6,948)	1,268
Loss on cash flow hedge	(515)	—	—

Total comprehensive income (loss)	$84,317	$59,209	$(25,849)

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	2013
		(As Restated)
Cash flows from operating activities	$86,237	$57,276	$(5,321)

Cash flows from financing activities
Proceeds from initial public offering, net of offering costs of $12,567	—	—	112,432
Dividends paid	(30,921)	(31,359)	(16,390)
Repurchase of common stock	(54,949)	(26,197)	(75,000)
Statutory minimum withholding taxes paid on share-based compensation	(306)	(2,001)	(16,851)
Tax windfall benefits on share-based compensation	—	3,669	1,829
Issuance of common stock	—	543	29
Settlement of stock options	—	(1,604)	—

Net cash (used in) provided by financing activities	(86,176)	(56,949)	6,049

Net increase in cash	61	327	728
Cash at beginning of the period	1,612	1,285	557

Cash at end of the period	$1,673	$1,612	$1,285

(1)	The net impact of the Restatement for the year ended December 31, 2014 was a decrease in net income of $1.4 million. For the year ended December 31, 2013, net loss increased by $2.5 million as a result of the Restatement. Please refer to Note 1 for a detailed description of adjustments posted and an explanation of the main restatement issue.