Form 10-Q
period 2016-03-31
EVERTEC, Inc.
filed 2016-05-26
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

At May 18, 2016, there were 74,819,155 outstanding shares of common stock of EVERTEC, Inc.

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended March 31, 2016 (this “Form 10-Q”) is being filed by EVERTEC, Inc. (“EVERTEC”, “we,” “us”, “our”, “our Company” and the “Company”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2016 (the “2015 Form 10-K”), to meet the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On March 17, 2016, Management and the Audit Committee of our Board of Directors concluded that our Consolidated Financial Statements for the years ended December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, and as of the end of and for each quarterly period in 2014 and 2015 should no longer be relied upon and should be restated.

The 2015 Form 10-K includes restated audited results as of and for the years ended December 31, 2014 and 2013, as well as restated unaudited condensed consolidated financial information for the quarterly periods in 2015 and 2014, which we refer to as the Restatement. Our consolidated financial statements as of and for the years ended December 31, 2014 and 2013 included in the 2015 Form 10-K have been restated from the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The interim unaudited financial information for the three month period ended March 31, 2015 contained herein is presented on a restated basis, consistent with the restated financial statements for the years ended December 31, 2014 and 2013 contained in the 2015 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods.

For more information on the matters that have led to the Restatement and data previously reported, see Note 2 “Restatement of Previously Reported Financial Information” to our unaudited consolidated condensed financial statements contained herein.

		Page

Part I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Unaudited Consolidated Condensed Balance Sheets as of March 31, 2016 and December 31, 2015	1

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015 (As Restated)	2

	Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2016	3

	Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 (As Restated)	4

	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

Part II. OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		36

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	the effect of the Restatement of our previously issued financial results for the years ended December 31, 2014 and 2013 as described in Note 2 to the quarterly unaudited financial statements, and any claims, investigations or proceedings arising as a result;

•	our ability to remediate the material weakness in our internal controls over financial reporting described in Item 4 of this Quarterly Report and our ability to maintain effective internal controls and procedures in the future;

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

•	For as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities will be limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we most likely will be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition;

•	our ability to renew our client contracts on terms favorable to us;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network;

•	a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico, which is facing severe fiscal challenges;

•	additional adverse changes in the general economic conditions in Puerto Rico, including the continued migration of Puerto Ricans to the U.S. mainland, which could negatively affect our customer base, general consumer spending, our cost of operations and our ability to hire and retain qualified employees;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our ability to refinance our debt;

•	the risk that the counterparty to our interest rate swap agreement fails to satisfy its obligations under the agreement; and

•	other factors discussed in this Report, included in the section titled “Risk Factors.”

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

Investors should refer to the Company’s Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) for a discussion of factors that could cause events to differ from those suggested by the forward-looking statements, including factors set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Balance Sheets

(In thousands, except for share information)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash	$36,039	$28,747
Restricted cash	8,562	11,818
Accounts receivable, net	75,160	73,715
Deferred tax asset	2,256	1,685
Prepaid expenses and other assets	19,839	18,758

Total current assets	141,856	134,723
Investment in equity investee	12,160	12,264
Property and equipment, net	33,762	34,128
Goodwill	376,410	368,133
Other intangible assets, net	303,437	312,059
Other long-term assets	2,257	2,347

Total assets	$869,882	$863,654

Liabilities and Stockholders’ equity
Current Liabilities:
Accrued liabilities	$33,317	$37,308
Accounts payable	20,307	21,216
Unearned income	3,688	2,877
Income tax payable	3,385	1,350
Current portion of long-term debt	24,625	22,750
Short-term borrowings	15,000	17,000

Total current liabilities	100,322	102,501
Long-term debt	613,376	619,297
Long-term deferred tax liability	20,306	20,614
Unearned income - long-term	11,346	10,939
Other long-term liabilities	14,873	12,089

Total liabilities	760,223	765,440

Commitments and contingencies (Note 13)
Equity:
EVERTEC, Inc. Stockholders’ equity:
Preferred Stock, par value $0.01; 2,000,000 shares authorized, none issued	—	—
Common Stock, par value $0.01; 206,000,000 shares authorized; 74,819,155 shares issued and outstanding at March 31, 2016 (December 31, 2015 - 74,988,210)	748	750
Additional paid-in capital	8,674	9,718
Accumulated earnings	106,995	95,328
Accumulated other comprehensive loss, net of tax	(10,186)	(7,582)

Total EVERTEC, Inc. stockholders’ equity	106,231	98,214
Noncontrolling interest	3,428	—

Total equity	109,659	98,214

Total liabilities and equity	$869,882	$863,654

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Statements of Income and Comprehensive Income

(In thousands, except per share information)

	Three months ended March 31,
	2016	2015 (As Restated)
Revenues
Merchant Acquiring, net	$22,890	$20,091
Payment Processing (from affiliates: $7,855 and $7,371)	26,975	26,377
Business Solutions (from affiliates: $35,298 and $33,739)	45,614	45,029

Total revenues	95,479	91,497

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	43,408	39,950
Selling, general and administrative expenses	10,835	7,703
Depreciation and amortization	14,670	16,828

Total operating costs and expenses	68,913	64,481

Income from operations	26,566	27,016

Non-operating expenses
Interest income	87	104
Interest expense	(5,878)	(6,201)
(Losses) earnings of equity method investment	(130)	115
Other income	398	285

Total non-operating expenses	(5,523)	(5,697)

Income before income taxes	21,043	21,319
Income tax expense	1,876	2,775

Net income	19,167	18,544
Less: Net income attributable to non-controlling interest	19	—

Net income attributable to EVERTEC, Inc.’s common stockholders	19,148	18,544
Other comprehensive income (loss), net of income tax expense of $3 and $7
Foreign currency translation adjustments	468	889
Loss on cash flow hedge	(3,072)	—

Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$16,544	$19,433

Net income per common share - basic attributable to EVERTEC, Inc’s common stockholders	$0.26	$0.24

Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.26	$0.24

Cash dividend declared per share	$0.10	$0.10

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Statement of Changes in Equity

(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance at December 31, 2015	74,988,210	$750	$9,718	$95,328	$(7,582)	$—	$98,214
Share-based compensation recognized			1,604	—	—	—	1,604
Repurchase of common stock	(212,863)	(2)	(2,456)	—	—	—	(2,458)
Restricted stock units delivered, net of cashless exercise	43,808	—	(192)	—	—	—	(192)
Net income		—	—	19,148	—	19	19,167
Cash dividends declared on common stock		—	—	(7,481)	—	—	(7,481)
Non-controlling interest on acquisition		—	—	—	—	3,409	3,409
Other comprehensive income		—	—	—	(2,604)	—	(2,604)

Balance at March 31, 2016	74,819,155	$748	$8,674	$106,995	$(10,186)	$3,428	$109,659

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Statements of Cash Flows

(Dollar amounts in thousands)

	Three months ended March 31,
	2016	2015 (As Restated)
Cash flows from operating activities
Net income	$19,167	$18,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,670	16,828
Amortization of debt issue costs and accretion of discount	754	808
Provision for doubtful accounts and sundry losses	224	236
Deferred tax benefit	(804)	(767)
Share-based compensation	1,604	649
Unrealized gain on indemnification assets	—	(3)
(Gain) loss on disposition of property and equipment and other intangibles	(33)	34
Losses (earnings) of equity method investment	130	(115)
Decrease (increase) in assets:
Accounts receivable, net	(42)	(5,416)
Prepaid expenses and other assets	(835)	(803)
Other long-term assets	87	649
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(8,070)	(1,342)
Income tax payable	2,160	(332)
Unearned income	1,219	1,128

Total adjustments	11,064	11,554

Net cash provided by operating activities	30,231	30,098
Cash flows from investing activities
Net decrease (increase) in restricted cash	3,256	(1,705)
Additions to software	(1,837)	(1,497)
Acquisition, net of cash acquired	(5,948)	—
Property and equipment acquired	(1,179)	(1,042)
Proceeds from sales of property and equipment	39	—

Net cash used in investing activities	(5,669)	(4,244)

Cash flows from financing activities
Net decrease in short-term borrowing	(2,000)	(3,000)
Repayment of borrowings for purchase of equipment	(389)	—
Repayment of long-term debt	(4,750)	(4,750)
Dividends paid	(7,481)	(7,798)
Repurchase of common stock	(2,458)	(9,990)
Tax windfall benefits on share-based compensation	—	(0)
Statutory minimum witholding taxes paid on share-based compensation	(192)	—

Net cash used in financing activities	(17,270)	(25,538)

Net increase in cash	7,292	316
Cash at beginning of the period	28,747	32,114

Cash at end of the period	$36,039	$32,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,037	$5,333
Cash paid for income taxes	660	2,620
Supplemental disclosure of non-cash activities:
Payable due to vendor related to property and equipment and software acquired	3,313	3,998

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these consolidated condensed financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2015, included in the Company’s 2015 Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 – Restatement of Previously Issued Financial Information

This Note 2 to the unaudited consolidated condensed financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the quarter ended March 31, 2015, which is referred to as the Restatement.

The Restatement corrects errors involved with the accounting for material tax deductions taken in the 2010 taxable year based on uncertain tax positions. The Restatement corrects an error in the recognition of a deferred tax asset originating from 2010 tax deductions and the corresponding net operating loss for transaction costs that were based on an uncertain tax position and corrects an error related to the accounting for 2010 debt issuance cost tax deductions based on an uncertain tax position that affected book tax temporary differences and differences in the applicable tax rates over the affected period. The Restatement also establishes a liability for potential tax liabilities including penalties and interest related to these uncertain tax positions. In the third quarter of 2015, the liability for potential tax exposure with respect to the referenced 2010 debt issuance cost deductions was reversed as the related statute of limitations for tax exposure expired in such period. The tax liability reversal triggered recognition of a tax benefit of $11.8 million in the third quarter of 2015.

The Restatement also corrects other miscellaneous insignificant accounting errors. These errors, individually and in the aggregate, would not have required a restatement.

Restatement Background - Restatement adjustments needed to correct errors in accounting for 2010 uncertain tax positions

During the preparation of the consolidated financial statements for the year ended December 31, 2015, Management became aware of a potential misapplication of Accounting Standards Codification Topic 740—Income Taxes (“ASC 740”) in relation to the accounting for the tax benefit of certain 2010 transaction costs associated with the acquisition in September 2010 when Apollo acquired a 51% indirect ownership interest in EVERTEC as part of a merger (the “Merger”). Certain transaction costs were deducted for tax purposes, increasing the Company’s net operating loss and the corresponding deferred tax asset (“DTA”) by $14.3 million at December 31, 2010. In accordance with ASC 740 if a tax deduction is not more likely than not of being sustained upon examination by the tax authority, based on its technical merits, a liability must be recognized to reflect the potential obligation to the taxing authority, including penalties and interest. Upon review, Management determined that its original conclusion that the tax benefit of the 2010 transaction cost tax deductions was not an uncertain tax position was incorrect. This erroneous conclusion created a material error requiring a restatement of prior periods.

As part of its restatement preparation and diligence, Management reviewed the accounting for tax positions taken with respect to the amount and timing of tax deductions for 2010 debt issuance costs. Those costs were deducted entirely in 2010. Upon review, Management concluded that the immediate deduction of these costs represented an uncertain tax position. As the deduction was not accounted for as an uncertain tax position, Management concluded there was an error that required correction. In order to correct this error, Management determined the portion of the debt issuance costs that were more likely than not of being allowed as a deduction in 2010 and calculated the resulting liability for unrecognized tax benefits as of December 31, 2010 and subsequent periods. A liability was established for potential tax liabilities including penalties and interest related to the uncertain tax position over the period of exposure. In the third quarter of 2015, the liability for exposure to potential tax, interest and penalties with respect to the 2010 debt issuance cost deduction was reversed in full as the related statute of limitations expired in such period. This tax liability reversal triggered recognition of a tax benefit of $11.8 million in the third quarter of 2015.

The Restatement reflects the accounting of the referenced 2010 tax deductions as uncertain tax positions following ASC 740 and its impact on the affected years through 2014.

Restatement adjustments

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

A brief summary of the restatement adjustments and the referenced SAB 99 corrective adjustments and other insignificant miscellaneous adjustments is described below and reflected and quantified, as applicable, in the table below. The adjustments are cross-referenced to the table below.

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

Other Insignificant Corrective Adjustments

1.	Revenue recognition - The Company corrected errors related to revenue recognition of certain multiple element arrangements, by deferring certain revenues and recognizing such revenues over the expected customer life in accordance with ASC 605-25, Revenue Recognition-Multiple Element Arrangements.

2.	Cost of revenues and intangible assets – The Company corrected certain errors related to the timing of capitalization of internally developed software.

3.	Cost of revenues and deferred costs – The Company corrected the timing of expense recognition pertaining to certain completed projects for which costs had been previously deferred and not timely recognized on the income statement at completion.

The table below summarizes the effects of the Restatement adjustments and reclassifications on the unaudited consolidated condensed statement of income for the quarter ended March 31, 2015:

	Three month period ended March 31, 2015
	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$20,091	$—	$—	$20,091
Payment Processing	26,377	—	—	26,377
Business Solutions	44,864	—	165	45,029	1

Total revenues	91,332	—	165	91,497

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	39,795	—	155	39,950	2, 3
Selling, general and administrative expenses	7,703	—	—	7,703
Depreciation and amortization	16,828	—	—	16,828

Total operating costs and expenses	64,326	—	155	64,481

Income from operations	27,006	—	10	27,016

Non-operating income (expenses)
Interest income	104	—	—	104
Interest expense	(6,201)	—	—	(6,201)
Earnings of equity method investment	115	—	—	115
Other income	285	—	—	285

Total non-operating expenses	(5,697)	—	—	(5,697)

Income before income taxes	21,309	—	10	21,319
Income tax expense	2,246	529	—	2,775	a

Net income	19,063	(529)	10	18,544
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	889	—	—	889

Total comprehensive income	$19,952	$(529)	$10	$19,433

Net income per common share - basic	$0.25	$(0.01)	$—	$0.24

Net income per common share - diluted	$0.24	$—	$—	$0.24

The Restatement adjustments affecting the unaudited consolidated condensed statement of cash flows for the quarter ended March 31, 2015 are insignificant and predominantly included in the Company’s net income from operations, offset by non-cash adjustments to net income and changes in operating assets and liabilities. The non-cash adjustments include adjustments to deferred taxes and the reclassification corrections described in the table above and in Note 1 to the Audited Consolidated Financial Statements included in the 2015 Form 10-K. There were no significant adjustments, related to cash used in investing and financing activities.

Note 3—Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In April, 2015, the FASB issued updated guidance for accounting for fees paid in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. For public companies, amendments in this Update will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016. Its adoption did not have a material impact on our results from operations or financial position.

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt liability, consistent with debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2016 and applied the standard retrospectively. The balance sheet presented has been adjusted to reflect the period specific effects of the adoption of the guidance. Specifically, debt issue costs of $6.0 million and $6.4 million for March 31, 2016 and December 31, 2015, respectively, were reclassified from other long-term assets to long-term debt within our unaudited Consolidated Condensed Balance Sheets.

In September 2015, the FASB issued ASU 2015-16, simplifying the Accounting for Measurement-Period Adjustments in Business Combinations (Topic 805). ASU 2015-16 eliminated the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective for annual periods and interim periods within that period beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In February 2016, the FASB issued updated guidance for financial reporting about leasing transactions. The amendments in this Update require a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. In addition, the Update requires that both financing and operating leases be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The amendments in this Update are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB issued updated guidance for the effect of derivative contract novations on existing hedge accounting relationships. This Update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company expects to adopt this guidance with no impact on the consolidated financial statements.

In March 2016, the FASB issued updated guidance to simplify the transition to the equity method of accounting. The amendments in this Update affect all entities that have an investment that becomes qualified for the equity method of accounting as it eliminates the requirement that an investor adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company expects to adopt this guidance if and when an investment becomes qualified for the equity method of accounting.

In March 2016, the FASB issued updated guidance for revenue from contracts with customers’ principal versus agent considerations (reporting gross versus net). The amendments clarify the implementation guidance on principal versus agent considerations and are intended to improve the operability and understandability of the implementation guidance. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB issued updated guidance for accounting for employee share based payments. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In April 2016, the FASB issued updated guidance on Revenue from Contracts with Customers (Topic 606). The amendments do not change the core principle of the guidance in Topic 606. Rather, they clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The amendments in this Update affect the guidance in ASY 2014-09, Revenue from Contracts with Customers 9Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In May 2016, the FASB issued updated guidance to rescind of certain SEC Staff Observer Comments upon adoption of Topic 606, Revenue from Contracts with Customers presented in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Effective upon adoption of Topic 606, registrants should not rely on the SEC Staff Observer comments listed in the updated guidance. The Company is currently evaluating the impact of this updated guidance on its consolidated financial statements.

In May 2016, the FASB issued guidance on Revenue from Contracts with Customers (Topic 606) to improve the Topic by reducing the potential for diversity in practice at initial application and the cost and complexity of applying Topic 606 both at transactions and on an ongoing basis. The amendments in this Update do not change the core principles of the guidance in Topic 606. Rather, they affect only the narrow aspects of Topic 606 depicted in the Update. The Company is currently evaluating the impact of this updated guidance on its consolidated financial statements.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2016	December 31, 2015
Buildings	30	$1,614	$1,606
Data processing equipment	3 -5	97,626	94,523
Furniture and equipment	3 -20	8,060	8,170
Leasehold improvements	5 -10	3,691	3,649

		110,991	107,948
Less - accumulated depreciation and amortization		(78,660)	(75,244)

Depreciable assets, net		32,331	32,704
Land		1,431	1,424

Property and equipment, net		$33,762	$34,128

Depreciation and amortization expense related to property and equipment amounted to $3.4 million and $4.1 million for the three months ended March 31, 2016 and 2015, respectively.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, are as follows (See Note 14):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total
Balance at December 31, 2015	$138,121	$183,496	$46,516	$368,133
Goodwill attributable to acquisition	—	8,047	—	8,047
Foreign currency translation adjustments	—	183	47	230

Balance at March 31, 2016	$138,121	$191,726	$46,563	$376,410

Goodwill is tested for impairment on an annual basis, or more often if events or changes in circumstances indicate there may be impairment. The goodwill impairment test is a two-step process at each reporting unit level. The first step (“Step 1”) compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If needed, the second step (“Step 2”) consists of comparing the implied fair value of the reporting units with the carrying amount of that goodwill. There were no triggering events or changes in circumstances that, subsequent to the impairment test, would have required an additional impairment evaluation.

The carrying amount of other intangible assets consisted of the following:

(Dollar amounts in thousands)		March 31, 2016
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$322,686	$(123,819)	$198,867
Trademark	10 -15	39,950	(19,052)	20,898
Software packages	3 - 10	158,184	(110,320)	47,864
Non-compete agreement	15	56,539	(20,731)	35,808

Other intangible assets, net		$577,359	$(273,922)	$303,437

(Dollar amounts in thousands)		December 31, 2015
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	14	$322,632	$(117,963)	$204,669
Trademark	10 - 15	39,950	(18,186)	21,764
Software packages	3 - 10	155,611	(106,735)	48,876
Non-compete agreement	15	56,539	(19,789)	36,750

Other intangible assets, net		$574,732	$(262,673)	$312,059

Amortization expense related to intangibles amounted to $11.3 million and $12.7 million for the three months ended March 31, 2016 and 2015, respectively.

The estimated amortization expense of the balances outstanding at March 31, 2016 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2016	$31,783
2017	39,803
2018	36,437
2019	34,382
2020	32,263

Note 6 – Debt and Short-Term Borrowings

Total debt is as follows:

(Dollar amounts in thousands)	March 31, 2016	December 31, 2015
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin (1)(3))	$258,593	$262,323
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	385,384	386,172
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	15,000	17,000
Note Payable due on October 1, 2017 (3)	2,613	2,967
Note Payable due on July 31, 2017 (3)	699	685

Total debt, gross	662,289	669,147
Less: Debt issue costs related to Senior Secured Credit Facilities (Term A and Term B)	(5,976)	(6,448)

Total debt, net	$656,313	$662,699

(1)	Applicable margin of 2.25% at March 31, 2016 and December 31, 2015. Effective interest rate of 2.71% and 2.70% at March 31, 2016 and December 31, 2015.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at March 31, 2016 and December 31, 2015. Effective interest rate of 3.50% at both March 31, 2016 and December 31, 2015.
(3)	Net of unaccreted discount.

Senior Secured Credit Facilities

Term A Loan

As of March 31, 2016, the outstanding principal amount of the Term A Loan was $258.8 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of March 31, 2016, the outstanding principal amount of the Term B Loan was $389.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a commitment fee payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio. As of March 31, 2016, the outstanding balance of the revolving credit facility was $15.0 million.

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

Notes payable

In December 2014 and June 2015, EVERTEC entered into a non-interest bearing financing agreements amounting to $4.6 million and $1.1 million, respectively, to purchase software. As of March 31, 2016, the outstanding principal balance of the notes payable is $3.5 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of March 31, 2016, the Company has entered into the following interest rate swap transaction converting a portion of the interest rate exposure on our Term B loan from variable to fixed:

Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
January 2017	April 2020	$200 million	1-month LIBOR	1.9225%

The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instruments is determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable exchange rates, forward rates, interest rates, and discount rates.

As of March 31, 2016 and December 31, 2015 the carrying amount of the derivative on the Company’s balance sheet is as follows:

	March 31, 2016	December 31, 2015
Other long-term liabilities	$3,587	$515

The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Note 7 – Financial Instruments and Fair Value Measurements

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

The following table summarizes fair value measurements by level at March 31, 2016 and December 31, 2015 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2016
Financial liabilities:
Interest rate swap	$—	$3,587	$—	$3,587
December 31, 2015
Financial liabilities:
Interest rate swap	$—	$515	$—	$515

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

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
(Dollar amounts in thousands)	Amount	Value	Amount	Value
Financial liabilities:
Interst rate swap	$3,587	$3,587	$515	$515
Senior secured term A	258,593	243,225	262,323	250,688
Senior secured term B	385,384	372,713	386,172	373,749

The fair value of the senior secured term loan at March 31, 2016 and December 31, 2015 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The senior secured term loan, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 8 – Equity

Accumulated Other Comprehensive loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three months period ended March 31, 2016:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2015	$(7,067)	$(515)	$(7,582)
Additions	468	(3,072)	(2,604)

Balance - March 31, 2016	$(6,599)	$(3,587)	$(10,186)

Note 9 – Share-based Compensation

Long-term Incentive Plan

In the first quarter of 2015, the Compensation Committee of the Board of Directors approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2015 Long-Term Incentive Program (“2015 LTIP”) under the terms of our 2013 Equity Incentive Plan. Under the 2015 LTIP, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

In the first quarter of 2016, the Compensation Committee of the Board of Directors approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2016 Long-Term Incentive Program (“2016 LTIP”) under the terms of our 2013 Equity Incentive Plan. Under the 2016 LTIP, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the start of the fiscal year during which the RSUs were granted and ending on January 1st of each year for the 2015 LTIP and on mid-February of each year for 2016 LTIP. Employees that received awards with market conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Company’s total shareholder return (“TSR”) target relative to a specified group of industry peer companies is achieved. Employees that received awards with performance conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Compound Annual Growth Rate (“CAGR”) of Diluted EPS target is achieved. Performance and market-based awards vest at the end of the performance period which commenced on the start of the fiscal year during which the RSUs were granted and ends on January 1, 2018 for 2015 LTIP and on February 19, 2019 for the 2016 LTIP. Awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes the stock options activity for the three months ended March 31, 2016:

	Shares	Weighted-average exercise prices
Outstanding at December 31, 2015	140,000	$18.88
Outstanding at March 31, 2016(1)	140,000	$18.88
Excercisable at March 31, 2016(1)	66,667	$24.01

(1)	Includes 33,333 stock options vested during the three months period ended March 31, 2016.

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC Topic 718.

The following table summarizes the nonvested restricted shares and RSUs activity for the three months ended March 31, 2016:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2015	491,726	$22.32
Forfeited	(14,496)	24.13
Vested	(68,166)	21.99
Granted	813,573	11.77

Nonvested at March 31, 2016	1,222,637	$15.30

For the three months ended March 31, 2016 and March 31, 2015, the Company recognized $1.6 million and $0.6 million of share-based compensation expense, respectively.

As of March 31, 2016, the unrecognized share-based compensation expense related to the stock options amounting to $0.3 million is expected to be recognized over a weighted average period of 1 year. For the same period, the maximum unrecognized cost for restricted stocks and RSU’s was $15.9 million. The cost is expected to be recognized over a weighted average period of 2.48 years.

Note 10 – Income Tax

The components of income tax expense for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three months ended March 31,
(Dollar amounts in thousands)	2016	2015 (As Restated)
Current tax provision	$2,680	$3,542
Deferred tax benefit	(804)	(767)

Income tax expense	$1,876	$2,775

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2016 and 2015 and its segregation based on location of operations:

	Three months ended March 31,
(Dollar amounts in thousands)	2016	2015 (As Restated)
Current tax provision
Puerto Rico	$1,766	$2,649
United States	164	142
Foreign countries	750	751

Total current tax provision	$2,680	$3,542

Deferred tax benefit
Puerto Rico	$(479)	$(668)
United States	(25)	(26)
Foreign countries	(300)	(73)

Total deferred tax benefit	$(804)	$(767)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2016, the gross deferred tax asset amounted to $3.9 million and the gross deferred tax liability amounted to $21.9 million, compared to $3.1 million and $24.3 million as of March 31, 2015.

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for AMT. At March 31, 2016, the Company has $9.2 million NOL carryforwards for tax returns purposes available to offset future taxable income. As a result of certain realization requirements of ASC 718, gross deferred tax assets does not include the windfall tax benefit as of March 31, 2016, and March 31, 2015, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $4.2 million if and when such windfall tax benefits are ultimately realized. The Company uses tax law ordering when determining when windfall tax benefits have been realized.

Note 11 – Net Income per Common Share

The reconciliation of the numerator and denominator of the earnings per common share is as follows:

	Three months ended March 31,
(Dollar amounts in thousands, except share per share data)	2016	2015 (As Restated)
Net income attributable to EVERTEC Inc.	$19,148	$18,544
Less: non-forfeitable dividends on restricted stock	12	—

Net income available to EVERTEC Inc.’s common shareholders	$19,136	$18,544

Weighted average common shares outstanding	74,947,850	77,807,289
Weighted average potential dilutive common shares (1)	70,146	59,437

Weighted average common shares outstanding - assuming dilution	75,017,996	77,866,726

Net income per share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.26	$0.24

Net income per share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.26	$0.24

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

On February 17, 2016, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 17, 2016 to stockholders of record as of the close of business on February 29, 2016.

Note 12 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for each of the three months ended March 31, 2016 and 2015 amounted to $2.0 million. Also, rent expense for telecommunications and other equipment for the three months ended March 31, 2016 and 2015 amounted to $1.5 million and $1.3 million, respectively.

In the ordinary course of business, the Company may enter into commercial commitments. As of March 31, 2016, EVERTEC has an outstanding letter of credit of $0.5 million with a maturity of less than three months.

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

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
(Dollar amounts in thousands)	2016	2015 (As Restated)
Total revenues (1)(2)	$43,153	$41,110

Cost of revenues	$259	$696

Selling, general and administrative expenses
Rent and other fees	$1,934	$1,993

Interest earned from and charged by affiliate
Interest income	$59	$44

(1)	Total revenues from Popular as a percentage of revenues were 45% and 44% for the three months ended March 31, 2016 and 2015, respectively.
(2)	Includes revenues generated from investee accounted for under the equity method of $0.5 million for both the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016 and December 31, 2015, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	March 31, 2016	December 31, 2015
Cash and restricted cash deposits in affiliated bank	$21,523	$23,872

Other due to/from affiliate
Accounts receivable	$19,699	$20,196

Prepaid expenses and other assets	$346	$867

Accounts payable(1)	$2,342	$2,687

Unearned income(2)	$12,775	$11,970

Other long-term liabilities(1)	$14	$14

(1)	Includes an account payable of $32,000 and a long-term liability of $14,000 for both March 31, 2016 and December 31, 2015, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.
(2)	Includes current and long term unearned income.

Note 14 – Segment Information

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their individual financial information to assess performance and to allocate resources.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Three months ended March 31, 2016
Revenues	$22,890	$34,539	$45,614	$(7,564	) (1)	$95,479
Income from operations	8,425	12,414	13,243	(7,516	) (2)	26,566
Three months ended March 31, 2015 (As Restated)
Revenues	$20,091	$33,100	$45,029	$(6,723	) (1)	$91,497
Income from operations	9,272	13,543	14,070	(9,869	) (2)	27,016

(1)	Represents the elimination of intersegment revenues for services provided by the payment processing segment to the merchant acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
(Dollar amounts in thousands)	2016	2015 (As Restated)
Segment income from operations
Merchant Acquiring	$8,425	$9,272
Payment Processing	12,414	13,543
Business Solutions	13,243	14,070

Total segment income from operations	34,082	36,885
Merger related depreciation and amortization and other unallocated expenses(1)	(7,516)	(9,869)

Income from operations	$26,566	$27,016

Interest expense, net	(5,791)	(6,097)
(Losses) earnings of equity method investment	(130)	115
Other income	398	285
Income tax expense	(1,876)	(2,775)

Net income	$19,167	$18,544

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 15 – Subsequent Events

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

On April 14, 2016, in connection with the Company’s Senior Secured Credit Facilities (see Note 7), EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver (the “Amendment”) to the outstanding Credit Agreement, with the purpose of extending the deadline for the Company to provide to the Agent the required financial statements and audit opinion for the fiscal year ended December 31, 2015 until September 15, 2016. In addition, the Amendment potentially extends the deadline for EVERTEC Group (the “Borrower”) to provide to the Agent the financial statements for the fiscal quarters ending March 31, 2016 and June 30, 2016. The Amendment correspondingly modifies the date of delivery and content of various certificates and other information that must be provided to the Agent in connection with delivery of the 2015

Financial Information and the Quarterly Information. The Amendment provides for an increase in the interest rate applicable to the loans under the Credit Agreement by 50 basis points in the event that the 2015 Financial Information and the First Quarter Financial Information is not provided to the Agent by May 30, 2016. The applicable interest rates will increase an additional 25 basis points if such information is not delivered to the Agent by July 15, 2016. Furthermore, until such materials are delivered to the Agent, no Restricted Payments (as defined in the Credit Agreement) can be made by the Borrower to the Company to fund any repurchases of the Company’s common stock or to fund any payment of dividends by the Company other than quarterly dividends on the outstanding common stock of the Company in an amount not to exceed $0.10 per share. The Borrower paid each lender that consented to the amendment a fee equal to 0.50% of the aggregate principal amount of outstanding term loans and revolving commitments held by such lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2016 and 2015, respectively; and (ii) the financial condition as of March 31, 2016. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements ( the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2015, included in the Company’s Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Condensed Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Restatement of Previously Issued Consolidated Financial Statements

Note 2 to the unaudited consolidated condensed financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the unaudited condensed consolidated financial statements for the interim period ended March 31, 2015, which is referred to as the Restatement.

The Restatement corrects material errors involved with the accounting for tax positions taken in the 2010 tax year. The Restatement corrects an error in the recognition of a deferred tax asset originating from 2010 tax deductions and the corresponding net operating loss for transaction costs that were based on an uncertain tax position and corrects an error related to the accounting for 2010 debt issuance cost tax deductions based on an uncertain tax position that affected book tax temporary differences and differences in the applicable tax rates over the affected period. These differences impacted deferred tax liability calculations over the affected period. The Restatement also establishes a liability for potential tax liabilities including penalties and interest related to these uncertain tax positions. In the third quarter of 2015, the liability for exposure to potential tax, interest and penalties with respect to the referenced 2010 debt issuance cost deductions was reversed in full as the related statute of limitations expired in such period. This tax liability reversal triggered recognition of a tax benefit of $11.8 million in the third quarter of 2015. The Restatement also corrects other miscellaneous insignificant accounting errors. These errors, individually and in the aggregate, would not have required a restatement. The adjustments required to correct the errors in the unaudited consolidated condensed financial statements as a result of completing the restatement process are described in Note 2, Restatement of Previously Issued Financial Information included in “Part I – Item 1 – Financial Statements.”

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Condensed Financial Statements for the three months period ended March 31, 2015. Refer to the Explanatory Note to this quarterly report and to Note 1 and Note 23 to the Audited Financial Statements included in the 2015 form 10-K for a description of the restatement adjustments and reclassifications.

Executive Summary

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

We sell and distribute our services primarily through a proprietary direct sales force with established customer relationships. We are also building a variety of indirect sales channels that enable us to leverage the distribution capabilities of partners in adjacent markets, including value-added resellers. Also, we continue to pursue joint ventures and merchant acquiring alliances.

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

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the unaudited consolidated condensed statements of income and comprehensive income. Descriptions of the revenue recognition policies are detailed in Note 2 of the Notes to Audited Consolidated Financial Statements included in our 2015 Form 10-K.

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

Merchant Acquiring accounted for $22.9 million or 24% of total revenues for the three months ended March 31, 2016, compared with $20.1 million, or 22%, for the same period in 2015; and $8.4 million or 25% of total segment income from operations for the three month period ended March 31, 2016 compared with $9.3 million, or 25%, for the same period in 2015.

Payment Processing. Payment Processing revenue primarily reflects ATH network and payment transaction processing, including related services such as authorization, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment Processing revenue also includes income from card processing services to debit or credit card issuers, such as credit and debit card processing, authorization and settlement and fraud monitoring and control services; payment processing services such as payment and billing products for merchants, businesses and financial institutions; and EBT, which principally consist of services to the Puerto Rico government for the delivery of government benefits to participants. Payment products include electronic check processing, automated clearing house (“ACH”), lockbox, interactive voice response and web-based payments through personalized websites, among others.

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

Payment Processing accounted for $27.0 million or 28% of total revenues for the three months ended March 31, 2016, compared with $26.4 million, or 29%, of total revenues for the same period in 2015; and $12.4 million or 36% of total segment income from operations for the three months ended March 31, 2016, compared with $13.5 million, or 37%, of total segment income from operations for the three months ended March 31, 2015. The majority of our Latin American revenues are reflected in the Payment Processing segment.

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

Business Solutions accounted for $45.6 million or 48% of total revenues for the three months ended March 31, 2016, compared with $45.0 million, or 49%, of total revenues for the comparable period in 2015; and $13.2 million or 39% of total segment income from operations for the three months ended March 31, 2016, compared with $14.1 million, or 38%, of total segment income from operations for the three months ended March 31, 2015. The majority of our revenues from Popular are reflected in this segment.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three months ended March 31, 2016 and 2015. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated condensed financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2016 and 2015

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the three months ended March 31, 2016 and 2015.

Revenues

	Three months ended March 31,
(Dollar amounts in thousands)	2016	2015 (As Restated)	Variance
Merchant Acquiring, net	$22,890	$20,091	$2,799	14%
Payment Processing	26,975	26,377	598	2%
Business Solutions	45,614	45,029	585	1%

Total revenues	$95,479	$91,497	$3,982	4%

Total revenues for the three months ended March 31, 2016 increased to $95.5 million when compared with $91.5 million for the comparable period in 2015.

Merchant Acquiring revenue for the three months ended March 31, 2016 increased $2.8 million or 14% compared with the corresponding 2015 period. The growth was primarily driven by higher sales volumes, driven primarily by the purchase of a merchant portfolio in the fourth quarter of 2015.

Payment Processing revenue for the three months ended March 31, 2016 increased $0.6 million or 2% compared with the corresponding 2015 period. Revenue growth was mainly driven by an increase in our ATH debit network and processing business as a result of an increase in the volume of transactions processed and higher accounts on file within our credit card business within the card products business.

Business Solutions revenue for the three months ended March 31, 2016 increased $0.6 million or 1% compared with the corresponding 2015 period. The growth is attributable to higher core banking service revenues and IT consulting services revenue, partially offset by lower hardware sales, item and cash processing revenues

Total revenue in Puerto Rico grew approximately 4% and revenue outside Puerto Rico grew approximately 10% for the quarter ended March 31, 2016, when compared with the same period in 2015.

Operating costs and expenses

	Three months ended March 31,
(Dollar amounts in thousands)	2016	2015 (As Restated)	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$43,408	$39,950	$3,458	9%
Selling, general and administrative expenses	10,835	7,703	3,132	41%
Depreciation and amortization	14,670	16,828	(2,158)	-13%

Total operating costs and expenses	$68,913	$64,481	$4,432	7%

Total operating costs and expenses for the three months ended March 31, 2016 increased $4.4 million or 7% when compared with the same period in 2015.

Cost of revenues for the three months ended March 31, 2016 increased $3.5 million or 9% compared with the corresponding 2015 period. The increase was mainly related to an increase in salaries and benefits as a result of a $1.6 million increase in share-based compensation and $2.1 million severance payments made during the quarter, primarily related to accepted voluntary termination offers extended to certain employees, that included special termination benefits.

Selling, general and administrative expenses for the three months ended March 31, 2016 increased $3.1 million or 41% compared with the corresponding 2015 period. The variance was mainly due to an increase in professional fees related to corporate development expenses as well as an increase in share-based compensation.

Depreciation and amortization expense for the three months ended March 31, 2016 decreased $2.2 million or 13% compared with the corresponding 2015 period. The decrease is mainly related to certain electronic equipment and software, which were fully amortized during the third and fourth quarter of 2015, partially offset by an increase in amortization of customer relationships as a result of a purchase of a merchant portfolio in the fourth quarter of 2015.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended March 31,
(Dollar amounts in thousands)	2016	2015 (As Restated)	Variance
Segment income from operations
Merchant Acquiring, net	$8,425	$9,272	$(847)	-9%
Payment Processing	12,414	13,543	(1,129)	-8%
Business Solutions	13,243	14,070	(827)	-6%

Total segment income from operations	34,082	36,885	(2,803)	-8%
Merger related depreciation and amortization and other unallocated expenses (1)	(7,516)	(9,869)	2,353	24%

Income from operations	$26,566	$27,016	$(450)	-2%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended March 31, 2016 was $26.6 million, representing a decrease of $0.5 million or 2% compared with the corresponding 2015 period. The decrease in income from operations was the result of the aforementioned factors affecting our operating costs and expenses.

See Note 14 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of the income from operations to net income.

Non-operating expenses

	Three months ended March 31,
(Dollar amounts in thousands)	2016	2015 (As Restated)	Variance
Non-operating expenses
Interest income	$87	$104	$(17)	-16%
Interest expense	(5,878)	(6,201)	323	5%
Earnings (losses) of equity method investment	(130)	115	(245)	-213%
Other income	398	285	113	40%

Total non-operating expenses	$(5,523)	$(5,697)	174	3%

Total non-operating expenses for the three months ended March 31, 2016 decreased $0.2 million or 3% when compared with the same period in 2015. The decrease is mostly driven by the decrease in interest expense driven by lower outstanding loan balances as well as lower average interest rates in 2016 when compared to the same period in 2015. These decreases were partially offset by a decrease in earnings from our equity method investment, Contado.

Income tax expense

Income tax expense for the three months ended March 31, 2016 amounted to $1.9 million compared with an income tax expense of $2.8 million in the prior year period and an effective tax rate of approximately 9% compared to approximately 13% in the prior year. The decrease was driven by lower foreign taxable income and related tax expense.

See Note 10 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $85.0 million was available as of March 31, 2016.

At March 31, 2016, we had cash of $36.0 million, of which $19.3 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, including mergers and acquisitions, dividend payments and debt service.

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

	Three months ended March 31,
(Dollar amounts in thousands)	2016	2015 (As Restated)
Cash provided by operating activities	$30,231	$30,098
Cash used in investing activities	(5,669)	(4,244)
Cash used in financing activities	(17,270)	(25,538)

Increase in cash	$7,292	$316

Net cash provided by operating activities for the three months ended March 31, 2016 was approximately $30.2 million as compared to $30.1 million for the corresponding 2015 period. The slight increase was mainly driven by higher net income in 2015.

Net cash used in investing activities for the three months ended March 31, 2016 was $5.7 million compared with $4.2 million for the corresponding period in 2015. The increase is mainly attributable to the consideration paid in the acquisition of Processa, offset by a decrease in restricted cash.

Net cash used in financing activities for the three months ended March 31, 2016 was $ 17.3 million compared with $25.5 million for the corresponding period in 2015. The decrease in cash used in financing activities is primarily related to less cash used to repurchase common stock, $2.5 million in 2016 compared to $10.0 million in 2015.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $3.0 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility. We currently expect capital expenditures to be in a range of $35 million to $40 million in 2016,

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 17, 2016, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 17, 2016 to stockholders of record as of February 29, 2016. On May 11, 2016, our Board declared a quarterly cash dividend of $0.10 per share per common stock. The cash dividend of $0.10 per share will be paid on June 10, 2016 to stockholders of record as of close of business on May 23, 2016.

Stock Repurchase

During the first quarter of 2016, the Company repurchased shares of the Company’s common stock at a cost of $2.5 million. The Company funded such repurchase with cash on hand.

As described in Note 15 to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q, EVERTEC Group entered into a second amendment and waiver to the Credit Agreement, which extends the deadline for the Company to provide to the Agent the required financial statements and audit opinion for the fiscal year ended December 31, 2015 and this Form 10-Q until September 15, 2016. Until such materials are delivered to the Agent, no Restricted Payments (as defined in the Credit Agreement) can be made by the Borrower to the Company to fund any repurchases of the Company’s common stock.

Financial Obligations

Senior Secured Credit Facilities

Term A Loan

As of March 31, 2016, the unpaid principal balance of the Term A Loan was $258.6 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. For the three months ended March 31, 2016, the Company made principal payments amounting to $3.8 million on Term A Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR rate plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate, as defined in our 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR Rate or Base Rate minimum or floor.

Term B Loan

As of March 31, 2016, the unpaid principal balance of the Term B Loan was $385.4 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. For the three months ended March 31, 2016, the Company made principal payments amounting to $1.0 million on the Term B Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has a balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a commitment fee payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of March 31, 2016, the outstanding balance of the revolving credit facility was $15.0 million. For the three months ended March 31, 2016, the Company made a paydown amounting to $2.0 million on the revolving credit facility.

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

See Note 6 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

Notes payable

In December 2014 and June 2015, EVERTEC entered into non-interest bearing financing agreements to purchase software of $4.6 million and $1.1 million, respectively. The notes are being repaid over a 36-month term. As of March 31, 2016, the outstanding principal balance of these notes payable is $3.5 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

In December 2015, the Company entered into a plain-vanilla floored interest-rate swap agreement (the “Swap”) with a leading US bank. Prior to executing the Swap, 100% of EVERTEC’s outstanding debt is at a variable interest rate. With the Swap, the Company will fix the interest rate on $200 million of the Company’s Term B loan beginning in January of 2017, which represents approximately 30% of the Company’s outstanding debt. The Swap agreement has a notional amount of $200 million, matures in April of 2020, a fixed rate of 1.9225%, which hedges the variable portion of the debt, the same payment dates as the underlying loan agreement and a floor equal to 75 basis points. The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instruments is determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable exchange rates, forward rates, interest rates, and discount rates. The standard valuation model for options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit, U.S. Treasury rates, LIBOR rates, and LIBOR Swap rates, and the implied volatility specific to options is based on quoted rates from financial institutions.

As of March 31, 2016, the Company has a derivative liability included in other long-term liabilities amounting to $3.6 million, and a corresponding cash flow hedge loss included in other comprehensive income (loss). The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would limit the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of March 31, 2016, the senior secured leverage ratio was 3.4 to 1.0.

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

Net Income Reconciliation to EBITDA, Adjusted EBITDA and Adjusted Net Income (Non-GAAP Measures)

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted to exclude unusual items and other adjustments described below. We define “Adjusted Net Income” as net income adjusted to exclude unusual items and other adjustments described below.

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in the senior secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the senior secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because it better reflects our cash flows generation by excluding the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands, except per share data)	Three months ended March 31, 2016	Twelve months ended March 31, 2016	Three months ended March 31, 2015 (As Restated)
Net income	$19,167	$82,665	$18,544
Income tax expense (benefit)	1,876	$(4,235)	2,775
Interest expense, net	5,791	23,465	6,097
Depreciation and amortization	14,670	62,815	16,828

EBITDA	41,504	164,710	44,244

Software maintenance reimbursement and other costs (1)	312	1,740	474
Equity (income) loss (2)	130	174	(190)
Compensation and benefits (3)	3,681	15,085	833
Transaction, refinancing and other non-recurring fees (4)	359	1,354	321
Purchase Accounting (5)	—	85	(3)
Restatement related expenses	59	—	—

Adjusted EBITDA	$46,045	$183,148	$45,679

Operating depreciation and amortization (6)	(7,006)	(28,846)	(7,461)
Cash interest expense (7)	(5,037)	(20,369)	(5,333)
Income tax expense (8)	(3,032)	(12,504)	(4,281)
Non-controlling interest (9)	(19)	(19)	—

Adjusted Net Income	$30,951	$121,410	$28,604

Adjusted Net Income per common share
Basic	$0.41		$0.37
Diluted	$0.41		$0.37
Shares used in computing Adjusted Net Income per common share
Basic	74,947,850		77,807,289
Diluted	75,017,996		77,866,726

(1)	Primarily represents reimbursements received for certain software maintenance expenses as part of the Merger.
(2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
(3)	Primarily represents non-cash equity based compensation expense.
(4)	Represents fees and expenses associated with non-recurring fees and corporate transactions.
(5)	Represents the elimination of the effects of purchase accounting in connection with certain software related arrangements where EVERTEC receives reimbursements from Popular.
(6)	Represents operating depreciation and amortization expense which excludes amortization generated as a result of the Merger.
(7)	Represents interest expense, less interest income, as they appear on our consolidated statement of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issuance costs, premium and accretion of discount and other adjustments related to interest expense.
(8)	Represents income tax expense calculated on adjusted pre-tax income using applicable GAAP tax rate. For the twelve months ended March 31, 2016, the applicable tax rate used excludes the effect of the $11.8 million tax benefit recognized in the third quarter of 2015. (See Note 2).
(9)	Represents the non-controlling interest associated with the acquisition of the 65% of the share capital of Processa S.A.S. on March 1, 2016.

Off Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. As of March 31, 2016, we had an outstanding letter of credit of $0.5 million with a maturity of less than three months. Also, we had an off balance sheet item of $10.8 million related to the unused amount of windfall tax benefit that is available to offset future taxable income.

See Note 12 of the Unaudited Consolidated Condensed Financial Statements within Item I of this Form 10-Q for additional information related to this off balance sheet item.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of March 31, 2016, under the senior secured credit facilities would increase our annual interest expense by approximately $6.5 million, excluding the revolving credit facility. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive loss. At March 31, 2016, the Company had $6.6 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $7.1 million at December 31, 2015.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, the Company’s disclosure controls and procedures are not effective because of the material weakness in our internal control over financial reporting identified in our Annual Report on Form 10K for the year ended December 31, 2015, as described below.

In our Annual Report on Form 10-K for the year ended December 31, 2015, Management has determined that the Company’s controls related to the completeness and robustness of its assessment and monitoring of uncertain tax positions and the appropriate accounting related to the potential obligations were not operating effectively. Management concluded that this control deficiency is a material weakness. As a result of the material weakness, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015. The foregoing control deficiency contributed to the restatement of our consolidated financial statements for 2014 and 2013. Additionally, the foregoing control deficiency could result in material misstatements of the consolidated financial statements that would not be prevented or detected.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described below, management has begun to develop plans to remediate the material weakness identified in our Annual Report on Form 10K for the year ended December 31, 2015.

Remediation Actions

In response to the material weakness identified in the Annual Report on Form 10-K for the year ended December 31, 2015, management has begun to develop plans to remediate the underlying cause of the material weakness and improve the design of controls. Those plans include the following:

•	Enhance control procedures to ensure completeness of documented analyses supporting material tax positions taken by the company.

•	Enhanced monitoring activities over highly technical tax related aspects of material transactions, including the implementation of formal periodic meetings attended by the Chief Financial Officer, Financial Director, legal and tax departments to ensure that material tax positions, including uncertain tax positions, are vetted fully and continuously monitored for appropriate income tax accounting and disclosure purposes.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under Item 1A. of the Company’s 2015 Form 10-K.

The risks described in our 2015 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the quarter ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
1/1/2016 - 3/31/2016 (1)	212,863	$11.555	212,863	$117,500,000

Total	212,863	$11.555	212,863

(1)	On September 24, 2014, the Company announced a stock repurchase program authorizing the purchase of up to $75 million of the Company’s common stock over the next twelve months. On February 17, 2016, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.41*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 19, 2016, by and between EVERTEC, Inc. and Carlos J. Ramírez

10.42*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 19, 2016 by and between EVERTEC, Inc. and Mariana Lischner Goldvarg

10.43*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 19, 2016 by and between EVERTEC, Inc. and Philip E. Steurer

10.44*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of February 19, 2016, by and between EVERTEC Group, LLC and Miguel Vizcarrondo

10.45*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of February 19, 2016, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr.

10.46*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of February 19, 2016, by and between EVERTEC Group, LLC and Peter J.S. Smith.

10.47*+	Separation Agreement and General Release, dated as of April 1, 2016, by and between EVERTEC Group, LLC and Alan Cohen.

10.48*+	Employment Agreement, dated as of April 4, 2016, by and between EVERTEC Group, LLC and Guillermo Rospigliosi.

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL***	Instance document

101.SCH XBRL***	Taxonomy Extension Schema

101.CAL XBRL***	Taxonomy Extension Calculation Linkbase

101.DEF XBRL***	Taxonomy Extension Definition Linkbase

101.LAB XBRL***	Taxonomy Extension Label Linkbase

101.PRE XBRL***	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
+	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc.
(Registrant)

Date: May 26, 2016	By:	/s/ Morgan Schuessler
Morgan Schuessler
Chief Executive Officer

Date: May 26, 2016	By:	/s/ Peter J.S. Smith
Peter J.S. Smith
Chief Financial Officer