Form 10-Q
period 2016-06-30
EVERTEC, Inc.
filed 2016-08-02
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

At July 28, 2016, there were 74,030,415 outstanding shares of common stock of EVERTEC, Inc.

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended June 30, 2016 (this “Form 10-Q”) is being filed by EVERTEC, Inc. (“EVERTEC”, “we,” “us”, “our”, “our Company” and the “Company”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2016 (the “2015 Form 10-K”), to meet the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On March 17, 2016, Management and the Audit Committee of our Board of Directors concluded that our Consolidated Financial Statements for the years ended December 31, 2014 and 2013 and for each of the three years ended December 31, 2014, and as of the end of and for each quarterly period in 2014 and 2015 should no longer be relied upon and should be restated.

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

The interim unaudited financial information for the three and six month periods ended June 30, 2015 contained herein are presented on a restated basis, consistent with the restated financial statements for the years ended December 31, 2014 and 2013 contained in the 2015 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	the effect of the Restatement of our previously issued financial results for the years ended December 31, 2014 and 2013 as described in Note 2 to the quarterly unaudited consolidated condensed financial statements, and any claims, investigations or proceedings arising as a result;

•	the effectiveness of our efforts to remediate the material weakness in our internal controls over financial reporting described in Item 4 of this Quarterly Report and our ability to maintain effective internal controls and procedures in the future;

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

•	For as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities will be limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we most likely will be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition;

•	our ability to renew our client contracts on terms favorable to us;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network;

•	a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico, which is facing severe fiscal challenges and fiscal and regulatory oversight uncertainties;

•	additional adverse changes in the general economic conditions in Puerto Rico, including the continued migration of Puerto Ricans to the U.S. mainland, which could negatively affect our customer base, general consumer spending, our cost of operations and our ability to hire and retain qualified employees;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our exposure to climate risks in Puerto Rico;

•	our ability to refinance our debt;

•	the risk that the counterparty to our interest rate swap agreement fails to satisfy its obligations under the agreement, and

•	other factors discussed in this Report, included in the section titled “Risk Factors.”

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws. Investors should refer to the Company’s Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and to Part II, Item 1A, of this Form 10-Q for a discussion of factors that could cause events to differ from those suggested by the forward-looking statements, including factors set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Balance Sheets

(Dollar amounts in thousands, except for share information)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash	$35,728	$28,747
Restricted cash	7,601	11,818
Accounts receivable, net	72,164	73,715
Deferred tax asset	—	1,685
Prepaid expenses and other assets	21,976	18,758

Total current assets	137,469	134,723
Investment in equity investee	12,193	12,264
Property and equipment, net	35,358	34,128
Goodwill	372,001	368,133
Other intangible assets, net	302,356	312,059
Long-term deferred tax asset	531	—
Other long-term assets	4,544	2,347

Total assets	$864,452	$863,654

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$34,365	$37,308
Accounts payable	18,122	21,216
Unearned income	3,703	2,877
Income tax payable	2,903	1,350
Current portion of long-term debt	26,500	22,750
Short-term borrowings	20,000	17,000

Total current liabilities	105,593	102,501
Long-term debt	604,676	619,297
Long-term deferred tax liability	17,415	20,614
Unearned income - long term	12,690	10,939
Other long-term liabilities	16,632	12,089

Total liabilities	757,006	765,440

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 74,027,206 shares issued and outstanding at June 30, 2016 (December 31, 2015 - 74,988,210)	741	750
Additional paid-in capital	—	9,718
Accumulated earnings	116,986	95,328
Accumulated other comprehensive loss, net of tax	(13,708)	(7,582)

Total EVERTEC, Inc’s stockholders’ equity	104,019	98,214
Non-controlling interest	3,427	—

Total equity	107,446	98,214

Total liabilities and equity	$864,452	$863,654

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Statements of Income and Comprehensive Income

(Dollar amounts in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
		(As restated)		(As restated)
Revenues
Merchant acquiring, net	$23,277	$21,165	$46,167	$41,256
Payment processing (from affiliates: $7,951, $7,644, $15,806 and $15,016)	28,157	26,759	55,132	53,136
Business solutions (from affiliates: $35,660, $35,617, $70,958 and $69,355)	46,238	45,481	91,852	90,510

Total revenues	97,672	93,405	193,151	184,902

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	41,966	41,004	85,374	80,954
Selling, general and administrative expenses	12,573	8,948	23,408	16,651
Depreciation and amortization	14,941	16,006	29,611	32,834

Total operating costs and expenses	69,480	65,958	138,393	130,439

Income from operations	28,192	27,447	54,758	54,463

Non-operating income (expenses)
Interest income	92	127	179	231
Interest expense	(6,138)	(6,210)	(12,016)	(12,411)
Earnings (losses) of equity method investment	29	84	(101)	199
Other income	860	764	1,258	1,049

Total non-operating expenses	(5,157)	(5,235)	(10,680)	(10,932)

Income before income taxes	23,035	22,212	44,078	43,531
Income tax expense	2,801	2,645	4,677	5,420

Net income	20,234	19,567	39,401	38,111
Less: Net (loss) income attributable to non-controlling interest	(1)	—	18	—

Net income attributable to EVERTEC, Inc.’s common stockholders’	20,235	19,567	39,383	38,111
Other comprehensive (loss) income, net of tax of $442, $26, $445 and $33
Foreign currency translation adjustments	(2,047)	(87)	(1,579)	802
Loss on cash flow hedge	(1,475)	—	(4,547)	—

Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$16,712	$19,480	$33,257	$38,913

Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.27	$0.25	$0.53	$0.49

Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.27	$0.25	$0.53	$0.49

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2015	74,988,210	$750	$9,718	$95,328	$(7,582)	$—	$98,214
Share-based compensation recognized		—	3,403	—	—	—	3,403
Repurchase of common stock	(1,043,379)	(10)	(12,831)	(2,761)	—	—	(15,602)
Restricted stock units delivered, net of cashless	82,375	1	(290)	—	—	—	(289)
Net income		—	—	39,383	—	18	39,401
Cash dividends declared on common stock		—	—	(14,964)	—	—	(14,964)
Non-controlling interest on acquisition		—	—	—	—	3,409	3,409
Other comprehensive loss		—	—	—	(6,126)	—	(6,126)

Balance at June 30, 2016	74,027,206	$741	$—	$116,986	$(13,708)	$3,427	$107,446

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. (Unaudited) Consolidated Condensed Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended June 30,
	2016	2015
		(As restated)
Cash flows from operating activities
Net income	$39,401	$38,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,611	32,834
Amortization of debt issue costs and accretion of discount	1,939	1,621
Provision for doubtful accounts and sundry losses	858	622
Deferred tax benefit	(1,537)	(1,740)
Share-based compensation	3,403	2,191
Unrealized gain of indemnification assets	—	(12)
Loss on disposition of property and equipment and other intangibles	122	1
Losses (earnings) of equity method investment	101	(199)
Decrease (increase) in assets:
Accounts receivable, net	2,776	1,998
Prepaid expenses and other assets	(2,972)	(1,691)
Other long-term assets	(1,826)	(50)
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(6,793)	1,263
Income tax payable	1,553	(1,875)
Unearned income	2,578	1,580
Other long-term liabilities	210	2,027

Total adjustments	30,023	38,570

Net cash provided by operating activities	69,424	76,681

Cash flows from investing activities
Net decrease (increase) in restricted cash	4,217	(543)
Additions to software	(10,015)	(6,713)
Acquisitions, net of cash acquired	(5,947)	—
Property and equipment acquired	(9,017)	(8,649)
Proceeds from sales of property and equipment	40	11

Net cash used in investing activities	(20,722)	(15,894)

Cash flows from financing activities
Statutory minimum withholding taxes paid on share-based compensation	(290)	(31)
Net increase (decrease) in short-term borrowings	3,000	(19,000)
Repayment of short-term borrowing for purchase of equipment and software	(778)	—
Dividends paid	(14,964)	(15,542)
Credit amendment fees	(3,587)	—
Repurchase of common stock	(15,602)	(9,991)
Repayment of long-term debt	(9,500)	(9,500)

Net cash used in financing activities	(41,721)	(54,064)

Net increase in cash	6,981	6,723
Cash at beginning of the period	28,747	32,114

Cash at end of the period	$35,728	$38,837

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,225	$10,950
Cash paid for income taxes	4,815	3,601
Supplemental disclosure of non-cash activities:
Foreign currency translation adjustments	$(1,579)	$802
Payable due to vendor related to software acquired	3,556	1,125

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

Note 2 – Restatement of Previously Issued Financial Information

This Note 2 to the unaudited consolidated condensed financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the quarter and six month period ended June 30, 2015, which is referred to as the Restatement.

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

Other Insignificant Corrective Adjustments

1.	Revenue recognition—The Company corrected errors related to revenue recognition of certain multiple element arrangements, by deferring certain revenues and recognizing such revenues over the expected customer life in accordance with ASC 605-25, Revenue Recognition-Multiple Element Arrangements.

2.	Cost of revenues and deferred costs—The Company corrected the timing of expense recognition pertaining to certain completed projects for which costs had been previously deferred and not timely recognized on the income statement at completion.

3.	Compensation expense—The Company corrected an error related to the timing of recognition of certain termination agreements with former employees.

4.	Cost of revenues and intangible assets—The Company corrected certain errors related to the timing of capitalization of internally developed software.

The table below summarizes the effects of the Restatement adjustments and reclassifications on the unaudited consolidated condensed statement of income for the quarter and six-month period ended June 30, 2015:

	Three month period ended June 30, 2015
	As previously reported	Restatement Adjustment	Other immaterial corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$21,165	$—	$—	$21,165
Payment Processing	26,759	—	—	26,759
Business Solutions	45,317	—	164	45,481	1

Total revenues	93,241	—	164	93,405

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	40,665	—	339	41,004	2, 3
Selling, general and administrative expenses	8,948	—	—	8,948
Depreciation and amortization	16,006	—	—	16,006

Total operating costs and expenses	65,619	—	339	65,958

Income from operations	27,622	—	(175)	27,447

Non-operating income (expenses)
Interest income	127	—	—	127
Interest expense	(6,210)	—	—	(6,210)
Earnings of equity method investment	84	—	—	84
Other income	764	—	—	764

Total non-operating expenses	(5,235)	—	—	(5,235)

Income before income taxes	22,387	—	(175)	22,212
Income tax expense	2,120	525	—	2,645	a

Net income	20,267	(525)	(175)	19,567
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(87)	—	—	(87)

Total comprehensive income	$20,180	$(525)	$(175)	$19,480

Net income per common share - basic	$0.26	$(0.01)	$—	$0.25

Net income per common share - diluted	$0.26	$(0.01)	$—	$0.25

	Six month period ended June 30, 2015
	As previously reported	Restatement Adjustment	Other immaterial corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$41,256	$—	$—	$41,256
Payment Processing	53,136	—	—	53,136
Business Solutions	90,181	—	329	90,510	1

Total revenues	184,573	—	329	184,902

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	80,460	—	494	80,954	2, 3, 4
Selling, general and administrative expenses	16,651	—	—	16,651
Depreciation and amortization	32,834	—	—	32,834

Total operating costs and expenses	129,945	—	494	130,439

Income from operations	54,628	—	(165)	54,463

Non-operating income (expenses)
Interest income	231	—	—	231
Interest expense	(12,411)	—	—	(12,411)
Earnings of equity method investment	199	—	—	199
Other income	1,049	—	—	1,049

Total non-operating expenses	(10,932)	—	—	(10,932)

Income before income taxes	43,696	—	(165)	43,531
Income tax expense	4,366	1,054	—	5,420	a

Net income	39,330	(1,054)	(165)	38,111
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	802	—	—	802

Total comprehensive income	$40,132	$(1,054)	$(165)	$38,913

Net income per common share - basic	$0.51	$(0.02)	$—	$0.49

Net income per common share - diluted	$0.51	$(0.02)	$—	$0.49

The Restatement adjustments affecting the unaudited consolidated condensed statement of cash flows for the six-month period ended June 30, 2015 are insignificant and predominantly included in the Company’s net income from operations, offset by non-cash adjustments to net income and changes in operating assets and liabilities. The non-cash adjustments include adjustments to deferred taxes and the reclassification corrections described in the table above and in Note 1 to the Audited Consolidated Financial Statements included in the 2015 Form 10-K. There were no significant adjustments, related to cash used in investing and financing activities.

Note 3 – Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance to simplify the classification of deferred income taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company adopted this guidance on its Balance Sheet for June 30, 2016. The Company applied this guidance prospectively and the guidance was not retrospectively adjusted in the December 31, 2015 balance sheet. This guidance was adopted to simplify the presentation of deferred tax assets and liabilities. Please refer to the accompanying balance sheet for presentation.

Recent Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In June 2016, the FASB issued updated guidance for the measurement of credit losses on financial instruments. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset or assets to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2016	December 31, 2015
Buildings	30	$1,578	$1,606
Data processing equipment	3 - 5	102,302	94,523
Furniture and equipment	3 -20	7,942	8,170
Leasehold improvements	5 -10	3,789	3,649

		115,611	107,948

Less - accumulated depreciation and amortization		(81,652)	(75,244)

Depreciable assets, net		33,959	32,704
Land		1,399	1,424

Property and equipment, net		$35,358	$34,128

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2016 amounted to $3.4 million and $6.8 million, respectively, compared to $3.3 million and $7.4 million, respectively, for the same periods in 2015.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 13):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total
Balance at December 31, 2015	$138,121	$183,496	$46,516	$368,133
Goodwill attributable to acquisition	—	4,991	—	4,991
Foreign currency translation adjustments	—	(912)	(211)	(1,123)

Balance at June 30, 2016	$138,121	$187,575	$46,305	$372,001

Goodwill is tested for impairment on an annual basis, or more often if events or changes in circumstances indicate there may be impairment. The goodwill impairment test is a two-step process at each reporting unit level. The first step (“Step 1”) compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If needed, the second step (“Step 2”) consists of comparing the implied fair value of the reporting units with the carrying amount of that goodwill. There were no triggering events or changes in circumstances that, subsequent to the impairment test, would have required an additional impairment evaluation. No impairment losses were reconized for the six months ended June 30, 2016 or 2015.

The carrying amount of other intangible assets at June 30, 2016 and December 31, 2015 consisted of the following:

(Dollar amounts in thousands)		June 30, 2016
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	10 - 14	$325,510	$(129,870)	$195,640
Trademark	10 - 15	39,950	(19,918)	20,032
Software packages	3 - 10	165,790	(113,972)	51,818
Non-compete agreement	15	56,539	(21,673)	34,866

Other intangible assets, net		$587,789	$(285,433)	$302,356

(Dollar amounts in thousands)		December 31, 2015
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	10 - 14	$322,632	$(117,963)	$204,669
Trademark	10 - 15	39,950	(18,186)	21,764
Software packages	3 - 10	155,611	(106,735)	48,876
Non-compete agreement	15	56,539	(19,789)	36,750

Other intangible assets, net		$574,732	$(262,673)	$312,059

For the three and six months ended June 30, 2016, the Company recorded amortization expense related to other intangibles of $11.4 million and $22.7 million, respectively, compared to $12.7 million and $25.4 million for the corresponding 2015 periods.

The estimated amortization expense of the balances outstanding at June 30, 2016 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2016	$21,706
2017	41,419
2018	37,872
2019	35,403
2020	32,991

Note 6 – Debt and Short-Term Borrowings

Total debt as of June 30, 2016 and December 31, 2015 was as follows:

(Dollar amounts in thousands)	June 30, 2016	December 31, 2015
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$252,251	$260,324
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR Rate plus applicable margin(2)(3))	378,925	381,723
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	20,000	17,000
Note Payable due on October 1, 2017(3)	2,255	2,967
Note Payable due on July 31, 2017(3)	714	685
Note Payable due on April 30, 2021(3)	587	—

Total debt	$654,732	$662,699

(1)	Applicable margin of 2.25% at June 30, 2016 and December 31, 2015.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at June 30, 2016 and December 31, 2015.
(3)	Net of unaccreted discount.

Senior Secured Credit Facilities

Term A Loan

As of June 30, 2016, the unpaid principal balance of the Term A Loan was $255.0 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group LLC’s (“EVERTEC Group”) first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate, as defined in the 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of June 30, 2016, the unpaid principal balance of the Term B Loan was $388.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio. As of June 30, 2016, the outstanding balance of the revolving credit facility was $20.0 million.

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

Credit Amendment fees

During the second quarter of 2016, in connection with the Company’s Senior Secured Credit Facilities, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding Credit Agreement. The Company paid each lender that consented to the amendment a fee equal to 0.50% of the aggregate principal amount of outstanding term loans and revolving commitments held by such lender. The credit amendment fees paid during the second quarter of 2016 amounted to $3.6 million.

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, to purchase software. As of June 30, 2016, the outstanding principal balance of the notes payable is $3.8 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of June 30, 2016, the Company has entered into the following interest rate swap transaction converting a portion of the interest rate exposure on our Term B loan from variable to fixed:

Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
January 2017	April 2020	$200 million	1-month LIBOR	1.9225%

The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instruments is determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable forward rates and discount rates.

As of June 30, 2016 and December 31, 2015 the carrying amount of the derivative instruments on the Company’s balance sheet is as follows:

	June 30, 2016	December 31, 2015
Other long-term liabilities	$5,061	$515

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

The following table summarizes fair value measurements by level at June 30, 2016 and December 31, 2015 for assets measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2016
Financial liabilities:
Interest rate swap	$—	$5,061	$—	$5,061

December 31, 2015
Financial liabilities:
Interest rate swap	$—	$515	$—	$515

The fair value of financial instruments is price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions.

For those financial instruments with no quoted market prices available, fair values have been estimated using present value calculations or other valuation techniques, as well as management’s best judgment with respect to current economic conditions, including discount rates and estimates of future cash flows.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$5,061	$5,061	$515	$515
Senior secured term loan A	252,251	242,888	262,323	250,688
Senior secured term loan B	378,925	376,360	386,172	373,749

The fair value of the senior secured term loan at June 30, 2016 and December 31, 2015 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The senior secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 8 – Equity

Accumulated Other Comprehensive loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the six month period ended June 30, 2016:

	Foreign Currency Translation Adjustments	Cash Flow Hedge
Balance - December 31, 2015	$(7,067)	$(515)
Additions	(1,579)	(4,547)

Balance - June 30, 2016	$(8,646)	$(5,062)

Note 9 – Share-based Compensation

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

The following table summarizes the stock options activity for the six months ended June 30, 2016:

	Shares	Weighted-Average exercise price
Outstanding December 31, 2015	140,000	$18.88
Outstanding June 30, 2016	140,000	$18.88
Exercisable at June 30, 2016	66,667	$24.01

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

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the start of the fiscal year during which the RSUs were granted or on the grant dateand ending on January 1st of each year for the 2015 LTIP and on mid-February of each year for 2016 LTIP. Employees that received awards with market conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Company’s total shareholder return (“TSR”) target relative to a specified group of industry peer companies is achieved. Employees that received awards with performance conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Compound Annual Growth Rate (“CAGR”) of Diluted EPS target is achieved. Performance and market-based awards vest at the end of the performance period which commenced on the start of the fiscal year during which the RSUs were granted or on the grant date and ends on January 1, 2018 for 2015 LTIP and on February 19, 2019 for the 2016 LTIP. Awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested restricted shares and RSUs activity for the six months ended June 30, 2016:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2015	491,726	$22.32
Forfeited	(17,040)	22.23
Vested	(103,548)	21.91
Granted	816,139	11.78

Nonvested at June 30, 2016	1,187,277	$15.11

For the three and six months ended June 30, 2016 and 2015, the Company recognized $1.8 million and $3.4 million and $1.5 million and $2.2 million of share-based compensation expense, respectively.

As of June 30, 2016, the unrecognized share-based compensation expense related to stock options amounting to $0.2 million is expected to be recognized over a weighted average period of 0.69 year. For the same period, the maximum unrecognized cost for restricted stocks and RSU’s was $13.8 million. The cost is expected to be recognized over a weighted average period of 2.27 years.

Note 10 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
		(As restated)		(As restated)
Current tax provision	$3,534	$3,618	$6,214	$7,160
Deferred tax benefit	(733)	(973)	(1,537)	(1,740)

Income tax expense	$2,801	$2,645	$4,677	$5,420

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2016 and 2015 and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
		(As restated)		(As restated)
Current tax provision
Puerto Rico	$1,795	$2,678	$3,561	$5,327
United States	72	159	236	301
Foreign countries	1,667	781	2,417	1,532

Total currrent tax provision	$3,534	$3,618	$6,214	$7,160

Deferred tax (benefit) provision
Puerto Rico	$(431)	$(672)	$(910)	$(1,340)
United States	(26)	(33)	(51)	(59)
Foreign countries	(276)	(268)	(576)	(341)

Total deferred tax (benefit) provision	$(733)	$(973)	$(1,537)	$(1,740)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30 2016, the gross deferred tax asset amounted to $4.6 million and the gross deferred tax liability amounted to $21.5 million, compared to $3.5 million and $22.4 million as of December 31, 2015.

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for AMT. At June 30, 2016, the Company has $7.1 million of NOL carryforwards for tax return purposes available to offset future taxable income. As a result of certain realization requirements of ASC 718, gross deferred tax assets do not include the windfall tax benefit as of June 30, 2016, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $4.2 million if and when such windfall tax benefits are ultimately realized. The Company uses tax law ordering when determining when windfall tax benefits have been realized.

Note 11 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands, except per share information)	2016	2015	2016	2015
		(As restated)		(As restated)
Net income attributable to EVERTEC, Inc.	$20,235	$19,567	$39,383	$38,111
Less: non-forfeitable dividends on restricted stock	3	3	15	3

Net income available to EVERTEC, Inc.’s common shareholders	$20,232	$19,564	$39,368	$38,108

Weighted average common shares outstanding	74,706,042	77,457,322	74,826,946	77,631,339
Weighted average potential dilutive common shares (1)	313,443	240,539	131,180	148,863

Weighted average common shares outstanding - assuming dilution	75,019,485	77,697,861	74,958,126	77,780,202

Net income per common share - basic	$0.27	$0.25	$0.53	$0.49

Net income per common share - diluted	$0.27	$0.25	$0.53	$0.49

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

On February 17, 2016, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 17, 2016 to stockholders of record as of the close of business on February 29, 2016. On May 11, 2016, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 10, 2016 to stockholders of record as of the close of business on May 23, 2016.

Note 12 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for both the three and six months ended June 30, 2016 and 2015 amounted to $2.0 million and $4.0 million, and $2.1 million and $4.1 million, respectively. Rent expense for telecommunications and other equipment for the three and six months ended June 30, 2016 amounted to $1.5 million and $3.0 million, respectively, compared to $1.3 million and $2.6 million for the corresponding 2015 periods.

In the ordinary course of business, the Company may enter into commercial commitments. As of June 30, 2016, EVERTEC has outstanding letters of credit of $4.2 million with a maturity of twelve months and $0.3 million with a maturity of less than three months.

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

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
		(As restated)		(As restated)
Total revenues (1)(2)	$43,611	$43,261	$86,764	$84,371

Cost of revenues	$539	$426	$798	$1,122

Rent and other fees	$2,029	$1,974	$3,963	$3,967

Interest earned from and charged by affiliate
Interest income	$55	$43	$114	$87

(1)	Total revenues from Popular as a percentage of revenues were 44%, 46%, 44% and 45% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively, and $0.5 million and $1.1 million for the corresponding 2015 periods.

At June 30, 2016 and December 31, 2015, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	June 30, 2016	December 31, 2015
Cash and restricted cash deposits in affiliated bank	$15,954	$23,872

Other due/to from affiliate
Accounts receivable	$18,803	$20,196

Prepaid expenses and other assets	$65	$867

Accounts payable(1)	$2,759	$2,687

Unearned income(2)	$12,936	$11,970

Other long-term liabilities (1)	$14	$14

(1)	Includes an account payable and a long-term liability of $13,700 for June 30, 2016 and an account payable of $32,000 and a long-term liability of $13,700 for December 31, 2015, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options.
(2)	Includes current and long-term unearned income.

Note 14 – Segment Information

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their individual financial information to assess performance and to allocate resources.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Three months ended June 30, 2016
Revenues	23,277	36,289	46,238	(8,132	) (1)	97,672
Income from operations	8,786	14,276	15,126	(9,996	) (2)	28,192
Three months ended June 30, 2015 - As restated
Revenues	21,165	33,702	45,481	(6,943	) (1)	93,405
Income from operations	9,626	14,515	13,288	(9,982	) (2)	27,447

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Six months ended June 30, 2016
Revenues	46,167	70,828	91,852	(15,696	) (1)	193,151
Income from operations	17,212	26,690	28,369	(17,513	) (2)	54,758
Six months ended June 30, 2015 - As restated
Revenues	41,256	66,802	90,510	(13,666	) (1)	184,902
Income from operations	18,901	28,058	27,356	(19,852	) (2)	54,463

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
		(As restated)		(As restated)
Segment income from operations
Merchant Acquiring	$8,786	$9,626	$17,212	$18,901
Payment Processing	14,276	14,515	26,690	28,058
Business Solutions	15,126	13,288	28,369	27,356

Total segment income from operations	38,188	37,429	72,271	74,315
Merger related depreciation and amortization and other unallocated expenses(1)	(9,996)	(9,982)	(17,513)	(19,852)

Income from operations	$28,192	$27,447	$54,758	$54,463

Interest expense, net	(6,046)	(6,083)	(11,837)	(12,180)
Earnings (losses) of equity method investment	29	84	(101)	199
Other income	860	764	1,258	1,049
Income tax expense	(2,801)	(2,645)	(4,677)	(5,420)

Net income	$20,234	$19,567	$39,401	$38,111

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 15 – Subsequent Events

On July 28, 2016, the Company’s Board of Directors (the “Board”) declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to board of director approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on September 2, 2016 to stockholders of record as of the close of business on August 9, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2016 and 2015, respectively; and (ii) the financial condition as of June 30, 2016. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2015, included in the Company’s Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Restatement of Previously Issued Consolidated Financial Statements

Note 2 to the unaudited consolidated condensed financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the unaudited consolidated condensed financial statements for the interim period ended June 30, 2015, which is referred to as the Restatement.

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

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Condensed Financial Statements for the three and six months period ended June 30, 2015. Refer to the Explanatory Note to this quarterly report and to Note 1 and Note 23 to the Audited Financial Statements included in the 2015 Form 10-K for a description of the restatement adjustments and reclassifications.

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

We sell and distribute our services primarily through a proprietary direct sales force with strong customer relationships. We are also building a variety of indirect sales channels that enable us to leverage the distribution capabilities of partners in adjacent markets, including value-added resellers. We also continue to pursue joint ventures and merchant acquiring alliances.

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

Corporate Background

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) is a Puerto Rico corporation organized in April 2012. Holdings, a wholly-owned subsidiary of EVERTEC, Inc, is the sole owner of our main operating subsidiary, EVERTEC Group, LLC (formerly known as EVERTEC, LLC and EVERTEC, Inc., hereinafter “EVERTEC Group”). EVERTEC Group was organized in Puerto Rico in 1988 and was formerly a wholly-owned subsidiary of Popular. On September 30, 2010, pursuant to an Agreement and Plan of Merger (as amended, the “Merger Agreement”), AP Carib Holdings, Ltd. (“Apollo”) acquired a 51% indirect ownership interest in EVERTEC Group as part of a merger (the “Merger”).

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

Our results of operations may be affected by regulatory changes that occur as the payments industry has come under increased scrutiny from lawmakers and regulators.

As described in the risk factors in our 2015 Form 10-K and in Part II, Item 1A below, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate.

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

Merchant Acquiring accounted for $23.3 million, or 23.8% of total revenues, and $8.8 million or 23.0% of total segment income from operations for the three months ended June 30, 2016, compared with $21.2 million, or 22.7%, of total revenues and $9.6 million, or 25.7% of total segment income from operations for the comparable period in 2015. For the six months ended June 30, 2016, our Merchant Acquiring business accounted for $46.2 million, or 23.9% of total revenues and $17.2 million or 23.8% of total segment income from operations compared with $41.3 million, or 22.3%, of total revenues and $18.9 million, or 25.4%, of total segment income from operations for the six months ended June 30, 2015.

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

Payment Processing accounted for $28.2 million, or 28.8%, of total revenues and $14.3 million, or 37.4%, of total segment income from operations for the three months ended June 30, 2016, compared with $26.8 million, or 28.6%, of total revenues and $14.5 million, or 38.8%, of total segment income from operations for the three months ended June 30, 2015. For the six months ended June 30, 2016, our Payment Processing business accounted for $55.1 million, or 28.5%, of total revenues and $26.7 million, or 36.9%, of total segment income from operations, compared with $53.1 million, or 28.7%, of total revenues and $28.1 million, or 37.8%, of total segment income from operations for the six months ended June 30, 2015.

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

Business Solutions accounted for $46.2 million, or 47.3%, of total revenues and $15.1 million, or 39.6%, of total segment income from operations for the three months ended June 30, 2016, compared with $45.5 million, or 48.7%, of total revenues and $13.3 million, or 35.5%, of total segment income from operations for the three months ended June 30, 2015. For the six months ended June 30, 2016, Business Solutions accounted for $91.9 million, or 47.6%, of total revenues and $28.4 million, or 39.3%, of total segment income from operations, compared with $90.5 million, or 49.0%, of total revenues and $27.4 million, or 36.8%, of total segment income from operations for the six months ended June 30, 2015.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and six months ended June 30, 2016 and 2015. The following tables and discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended June 30, 2016 and 2015

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the three months ended June 30, 2016 and 2015.

Revenues

	Three months ended June 30,
	2014	2015	Variance
	(As restated)
Merchant Acquiring, net	$23,277	$21,165	$2,112	10%
Payment Processing	28,157	26,759	1,398	5%
Business Solutions	46,238	45,481	757	2%

Total revenues	$97,672	$93,405	$4,267	5%

Total revenues for the three months ended June 30, 2016 increased by $4.3 million or 5% as compared to the corresponding 2015 period, driven by the impact of the expanded FirstBank of Puerto Rico (“FirstBank”) relationship, as well as, a full quarter of revenues from our Colombian subsidiary Processa S.A.S (“Processa”).

Merchant Acquiring, net revenue grew by $2.1 million or 10% driven by the expanded merchant relationship with FirstBank, partially offset by the shift of revenue from another bank in Puerto Rico which, due to contractual agreement changes, effective in 2016 will be recognized as part of Payment Processing. In addition, payment transaction volumes continued to grow at approximately 5% but sales volume was impacted by average ticket declines primarily related to changes in gas prices, higher spending in the prior year in anticipation of the sales tax increase as well as other merchant mix shifts and pricing changes that reduced net revenue.

Payment Processing revenue in the second quarter amounted to $28.2 million, an increase of approximately 5% when compared with the prior year. Revenue growth was driven by increases in the ATH® debit network and card processing volume and a full quarter of revenue contribution from Processa. Payment processing revenue also benefited from the shift of revenue from merchant acquiring related to the above mentioned contractual changes with another bank in Puerto Rico. These increases were partially offset by the revenue shift associated with the FirstBank agreement where revenue was reclassified to merchant acquiring in the fourth quarter of 2015 and revenue reductions related to government programs. In addition, payment transaction volumes continued to grow in Puerto Rico, increasing approximately 5% during the second quarter of 2016.

Business Solutions revenue increased 2% to $46.2 million primarily driven by growth in core banking and hardware sales, partially offset by a decreases in item and cash processing and reduced IT services. Prior year business solution revenue includes non-recurring revenue related to IT services for the Doral conversion, which was completed in the prior year period.

Operating costs and expenses

	Three months ended June 30,
(Dollar amounts in thousands)	2016	2015	Variance
	(As restated)
Cost of revenues, exclusive of depreciation and amortization shown below	$41,966	$41,004	$962	2%
Selling, general and administrative expenses	12,573	8,948	3,625	41%
Depreciation and amortization	14,941	16,006	(1,065)	-7%

Total operating costs and expenses	$69,480	$65,958	$3,522	5%

Total operating costs and expenses for the three months ended June 30, 2016 increased $3.5 million as compared to the corresponding 2015 period.

Cost of revenues increased by approximately $1.0 million or 2% when compared with the 2015 quarterly period mainly as a result of an increase in cost of sales driven by the revenue sharing agreement with FirstBank as part of the expanded merchant acquiring relationship, coupled with costs incurred in relation to the increase in hardware sales. In addition, there was a slight increase in professional fees as a result of the development of a new data warehouse and an increase in programming services. These increases were partially offset by a decrease in salaries due to higher capitalized hours for the development of new software coupled with lower medical insurance expense.

Selling, general and administrative expenses increased by $3.6 million as a result of an increase in professional fees mainly driven by audit and consulting fees incurred as part of the restatement. In addition, there was a slight increase in compensation expense, mainly reflecting an increase in share-based compensation.

Depreciation and amortization expense decreased by $1.1 million or 7% primarily related to lower software amortization expense related to software that became fully amortized in the prior year.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended June 30,
(Dollar amounts in thousands)	2016	2015	Variance
	(As restated)
Segment income from operations
Merchant Acquiring, net	$8,786	$9,626	$(840)	-9%
Payment Processing	14,276	14,515	(239)	-2%
Business Solutions	15,126	13,288	1,838	14%

Total segment income from operations	38,188	37,429	759	2%
Merger related depreciation and amortization and other unallocated expenses (1)	(9,996)	(9,982)	(14)	0%

Income from operations	$28,192	$27,447	$745	3%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended June 30, 2016 increased $0.7 million or 3% compared with the corresponding 2015 period. The increase in income from operations was the result of the aforementioned factors affecting our revenues and operating costs and expenses.

See Note 14 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Three months ended June 30,
(Dollar amounts in thousands)	2016	2015	Variance
	(As restated)
Non-operating income (expenses)
Interest income	$92	$127	$(35)	-28%
Interest expense	(6,138)	(6,210)	72	1%
Earnings of equity method investment	29	84	(55)	-65%
Other income	860	764	96	13%

Total non-operating expenses	$(5,157)	$(5,235)	$78	1%

Total non-operating expenses for the three months ended June 30, 2016 remained flat when compared with the corresponding 2015 period.

Income tax expense

Income tax expense for the three months ended June 30, 2016 amounted to $2.8 million compared with an income tax expense of $2.6 million in the prior year period, mainly as a result of an increase in taxable income and the effect of discreet tax items in the quarter.

See Note 10 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the six months ended June 30, 2016 and 2015

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the six months ended June 30, 2016 and 2015.

Revenues

	Six months ended June 30,
(Dollar amounts in thousands)	2016	2015	Variance
	(As restated)
Merchant Acquiring, net	$46,167	$41,256	$4,911	12%
Payment Processing	55,132	53,136	1,996	4%
Business Solutions	91,852	90,510	1,342	1%

Total revenues	$193,151	$184,902	$8,249	4%

Total revenues for the six months ended June 30, 2016 increased $8.3 million or 4% compared with the corresponding 2015 period, driven by revenue growth across all our lines of business.

Merchant Acquiring revenue increased by 12% to $46.2 million primarily driven by the expanded FirstBank relationship.

Payment Processing increased by 4% to $55.1 million driven by increases in the ATH® debit network and card processing volume and a full quarter of revenue contribution from Processa. Payment processing revenue also benefited from the of revenue from merchant acquiring as a result of contractual changes with another bank in Puerto Rico, partially offset by lower revenues from government programs.

Business Solutions revenue increased by $1.3 million to $91.9 million as a result of increased revenues from core banking services partially offset by lower item and cash processing as well as lower IT services revenue.

Operating costs and expenses

	Six months ended June 30,
(Dollar amounts in thousands)	2016	2015	Variance
	(As restated)
Cost of revenues, exclusive of depreciation and amortization shown below	$85,374	$80,954	$4,420	5%
Selling, general and administrative expenses	23,408	16,651	6,757	41%
Depreciation and amortization	29,611	32,834	(3,223)	-10%

Total operating costs and expenses	$138,393	$130,439	$7,954	6%

Total operating costs and expenses for the six months ended June 30, 2016 increased $8.0 million or 6% as compared with the corresponding 2015 period.

Cost of revenue increased by $4.4 million or 5% primarily related to the revenue sharing agreement with FirstBank and an increase in professional fees as described above.

Selling, general and administrative expenses increased by $6.8 million primarily driven by an increase in salaries and benefits mainly related to an increase in share based compensation and severance recorded in the first quarter. In addition, professional fees increased as a result of costs incurred in connection with the restatement.

Depreciation and amortization expense for the six months ended June 30, 2016 decreased by 10% or $3.2 million driven by lower software amortization expense as explained above.

Income from operations

The following table presents income from operations by reportable segments.

	Six months ended June 30,
(Dollar amounts in thousands)	2016	2015	Variance
	(As restated)
Segment income from operations
Merchant Acquiring, net	$17,212	$18,901	$(1,689)	-9%
Payment Processing	26,690	28,058	(1,368)	-5%
Business Solutions	28,369	27,356	1,013	4%

Total segment income from operations	72,271	74,315	(2,044)	-3%
Merger related depreciation and amortization and other unallocated expenses (1)	(17,513)	(19,852)	2,339	12%

Income from operations	$54,758	$54,463	$295	1%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the six months ended June 30, 2016 increased $0.3 million or 1% as compared to the corresponding 2015 period. The slight increase in income from operations was the result of the aforementioned factors affecting revenues and operating costs and expenses.

See Note 14 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Six months ended June 30,
(Dollar amounts in thousands)	2016	2015	Variance
	(As restated)
Non-operating income (expenses)
Interest income	$179	$231	$(52)	-23%
Interest expense	(12,016)	(12,411)	395	3%
Earnings of equity method investment	(101)	199	(300)	-151%
Other income	1,258	1,049	209	20%

Total non-operating expenses	$(10,680)	$(10,932)	$252	2%

Total non-operating expenses for the six months ended June 30, 2015 decreased $0.3 million compared with the corresponding 2015 period. The decrease is related to a decrease in interest expense mainly as a result of lower rates coupled with an increase in other income related to foreign currency exchange gains. These variances were partially offset by a decrease in earnings from the equity method investment.

Income tax expense

Income tax expense for the six months ended June 30, 2016 amounted to $4.7 million compared with an income tax expense of $5.4 million for the corresponding 2015 period. The decrease is related to lower taxable income from our foreign subsidiaries.

See Note 10 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $80.0 million was available as of June 30, 2016.

At June 30, 2016, we had cash of $35.7 million, of which $24.6 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

	Six months ended June 30,
(Dollar amounts in thousands)	2016	2015
		(As restated)
Cash provided by operating activities	$69,424	$76,681
Cash used in investing activities	(20,722)	(15,894)
Cash used in financing activities	(41,721)	(54,064)

Increase in cash	$6,981	$6,723

Net cash provided by operating activities for the six months ended June 30, 2016 was $69.4 million compared with cash provided by operating activities of $76.7 million for the corresponding 2015 period. The decrease of $7.3 million was mainly driven by a decrease in accounts payable and accrued liabilities as more cash was used to pay down these obligations coupled with settlement activity and working capital timing.

Net cash used in investing activities for the six months ended June 30, 2016 was $20.7 million compared with $15.9 million for the corresponding period in 2015. The $4.8 million increase was mainly attributable to the consideration paid in the acquisition of Processa and higher additions to software, offset by a decrease in restricted cash.

Net cash used in financing activities for the six months ended June 30, 2016 was $41.7 million as compared with $54.1 million for the corresponding 2015 period. The decrease in cash used in financing activities is due to an increase in short term borrowings partially offset by cash used for stock repurchases, cash dividends on common stock and principal repayments on long-term debt and the payment of the credit amendment fees.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $19.0 million and $15.4 million for the six months ended June 30, 2016 and 2015, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 17, 2016, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 17, 2016 to stockholders of record as of February 29, 2016. On May 11, 2016, our Board declared a quarterly cash dividend of $0.10 per share of common stock that was paid on June 10, 2016 to stockholders of record as of close of business on May 23, 2016. On July 28, 2016, our Board declared a quarterly cash dividend of $0.10 per share that will be paid on September 2, 2016 to stockholders of record on August 9, 2016.

Financial Obligations

Senior Secured Credit Facilities

Term A Loan

As of June 30, 2016, the unpaid principal balance of the Term A Loan was $255.0 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. For the six months ended June 30, 2016, the Company made principal payments amounting to $7.5 million on the Term A Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.00% to 2.50% or (b) Base Rate, as defined in our 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of June 30, 2016, the unpaid principal balance of the Term B Loan was $388.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. For the six months ended June 30, 2016, the Company made principal payments amounting to $2.0 million on the Term B Loan. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has a balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% based on EVERTEC Group’s first lien secured net leverage ratio. As of June 30, 2016, the outstanding balance of the revolving credit facility was $20.0 million.

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

Note payable

In December 2014, June 2015 and May 2016, EVERTEC entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, to purchase software. As of June 30, 2016, the outstanding principal balance of the notes payable is $3.8 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

In December 2015, the Company entered into a plain-vanilla floored interest-rate swap agreement (the “Swap”) with a leading US bank. Prior to executing the Swap, 100% of EVERTEC’s outstanding debt was at a variable interest rate. With the Swap, the Company will fix the interest rate on $200 million of the Company’s Term B loan beginning in January of 2017, which represents approximately 30% of the Company’s outstanding debt. The Swap agreement has a notional amount of $200 million, matures in April of 2020, a fixed rate of 1.9225%, which hedges the variable portion of the debt, the same payment dates as the underlying loan agreement and a floor equal to 75 basis points. The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instruments is determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable forward rates and discount rates.

As of June 30, 2016, the Company has a derivative liability included in other long-term liabilities amounting to $5.1 million, and a corresponding cash flow hedge loss included in other comprehensive income (loss). The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would limit the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of June 30, 2016, the senior secured leverage ratio was 3.3 to 1.00 and we were in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands)	Three months ended June 30, 2016	Six months ended June 30, 2016	Twelve months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2015
Net income	$20,234	$39,401	$86,667	$19,567	$38,111
Income tax expense (benefit)	2,801	4,677	(4,078)	2,645	5,420
Interest expense, net	6,046	11,837	23,428	6,083	12,180
Depreciation and amortization	14,941	29,611	61,751	16,006	32,834

EBITDA	44,022	85,526	167,768	44,301	88,545

Software maintenance reimbursement and other costs(1)	149	461	1,434	455	929
Equity income (2)	(29)	101	153	(9)	(199)
Compensation and benefits (3)	2,349	6,030	15,603	1,831	2,664
Transaction, refinancing and other non-recurring fees (4)	611	970	1,554	411	732
Purchase accounting (5)	—	—	94	(9)	(12)
Restatement related expenses (6)	1,737	1,796	1,796	—	—

Adjusted EBITDA	48,839	94,884	208,511	46,980	92,659

Operating depreciation and amortization(7)	(7,081)	(14,087)	(29,289)	(6,638)	(14,099)
Cash interest expense, net (8)	(5,264)	(10,301)	(20,324)	(5,309)	(10,642)
Income tax expense (9)	(4,438)	(7,470)	(12,229)	(4,171)	(8,452)
Non-controlling interest (10)	(69)	(88)	(88)	—	—

Adjusted net income	$31,987	$62,938	$146,581	$30,862	$59,466

Net income per common share (GAAP):
Basic	$0.27	$0.53		$0.25	$0.49
Diluted	$0.27	$0.53		$0.25	$0.49
Adjusted net income per common share (Non-GAAP):
Basic	$0.43	$0.84		$0.40	$0.77
Diluted	$0.43	$0.84		$0.40	$0.76
Shares used in computing adjusted net income per common share:
Basic	74,706,042	74,826,946		77,457,322	77,631,339
Diluted	75,019,485	74,958,126		77,697,861	77,780,202

1)	Predominantly represents reimbursements received for certain software maintenance expenses as part of the Merger.
2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
3)	Primarily represents share-based compensation expense of $1.9 million and $1.5 million for the quarters ended June 30, 2016 and 2015 and severance payments of $0.4 million and $0.2 million for the quarters ended June 30, 2016 and 2015 and share-based compensation expense of $3.5 million and $2.3 million for the six-month period ended June 30, 2016 and 2015 and severance payments of $2.5 million and $0.2 million for the six month period ended June 30, 2016 and 2015
4)	Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement.
5)	Represents the elimination of the effects of purchase accounting in connection with certain customer service and software-related arrangements whereby EVERTEC receives reimbursements from Popular.
6)	Represents consulting, audit and legal expenses incurred as part of the restatement.
7)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of the Merger.
8)	Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
9)	Represents income tax expense calculated on adjusted pre-tax income using GAAP tax rate.
10)	Represents the 35% non-controlling equity interest in Processa, net of amortization for intangibles created as part of the purchase.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of June 30, 2016, we had outstanding letters of credit of $4.2 million, with a maturity of twelve months, and $0.3 million, with a maturity of less than three months. Also, as of June 30, 2016 we had an off balance sheet item of $4.2 million related to the unused amount of the windfall tax benefit that is available to offset future taxable income. See Note 10 of the Unaudited Consolidated Condensed Financial Statements within Item I of this Quarterly Report on Form 10-Q for additional information related to this off balance sheet item.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2016 under the senior secured credit facilities would increase our annual interest expense by approximately $6.4 million, excluding the revolving credit facility. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive (loss) income in the unaudited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in Other operating income in the consolidated statements of income and comprehensive (loss) income. For the six month period ended June 30, 2016, the Company had $1.6 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income compared with an unfavorable foreign currency translation adjustment of $0.5 million for the year ended December 31, 2015.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, the Company’s disclosure controls and procedures are not effective because of the material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2015, as described below.

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

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described below, Management implemented and enhanced control activities to remediate the material weakness identified in our Annual Report on Form 10K for the year ended December 31, 2015.

Remediation Actions

In response to the material weakness identified in the Annual Report on Form 10-K for the year ended December 31, 2015, Management implemented new and redesigned controls to remediate the underlying cause of the material weakness and improve the design of controls. Those actions include the following:

•	Developed an Uncertain Tax Positions Control Procedures Manual to enhance control procedures to ensure completeness of documented analyses supporting material tax positions taken by the Company. The control enhancements include the implementation of quarterly tools, such as:

a.	Identification of Tax Positions Quarterly Checklist

b.	Inventory of Tax Positions

c.	Internal Control Checklists for Uncertain Tax Positions

•	Enhanced monitoring activities over highly technical tax related aspects of material transactions, including the implementation of formal quarterly meetings attended by the Chief Financial Officer, Financial Director, General Counsel and tax department to ensure that material tax positions, including uncertain tax positions, are vetted fully and continuously monitored for appropriate income tax accounting and disclosure purposes.

Given that the remedial actions we have taken are very recent, Management has determined that the material weakness exists until such controls are successfully operated for a longer period and tested to confirm them as effective and sustainable.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed under Item 1A. of the Company’s 2015 Form 10-K, investors should consider the following updated risk:

Our business concentration in Puerto Rico and business with the Government of Puerto Rico impose risks.

For the fiscal years ended December 31, 2015 and 2014, approximately 86% and 87%, respectively, of our total revenues were generated from our operations in Puerto Rico. In addition, some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly adversely impacted by adverse economic or political developments in Puerto Rico. In 2015, the government of Puerto Rico was our second largest customer representing approximately 9% of our total revenues. Revenues from the government of Puerto Rico come from numerous agencies and public corporations. A substantial portion of the services we provide to the government of Puerto Rico is considered mission-critical. Some of the government-sponsored initiatives we provide are indirectly funded in part by U.S. federal government programs. On June 30, 2016, the U.S. President signed into law the Puerto Rico Oversight, Management and Economic Stability Act (PROMESA). PROMESA establishes a fiscal oversight and management board (the “Oversight Board”) comprised of seven voting members appointed by the President. The Oversight Board has broad budgetary and financial powers over Puerto Rico’s budget, laws, financial plans and regulations, including the power to approve restructuring agreements with creditors, file petitions for restructuring and reform the electronic system for the tax collection. The Oversight Board will have ultimate authority in preparing the Puerto Rico government’s budget and any issuance of future debt by the government and its instrumentalities. In addition, PROMESA imposes an automatic stay on all litigation against Puerto Rico and its instrumentalities, as well as any other judicial or administrative actions or proceedings to enforce or collect claims against the Puerto Rico government. This stay will remain in effect until February 15, 2017 and can be extended by the Oversight Board or U.S. District Court of Puerto Rico.

If the Puerto Rico government defaults in payment, delays or withholds payment to us, we will not be able to enforce our claims against the government until the stay is lifted and may not be able to recover the full amount on the receivables due to us. In addition, the Puerto Rico government may elect not to renew contracts for our services, or the Oversight Board may decide not to approve the budget for them. While we believe that the government of Puerto Rico will continue to engage our services despite the challenging financial situation it is currently facing, a failure of the government to do so or the Oversight Board to approve the required budget could have a material adverse impact on our financial condition and results of operations. Further, it is uncertain what the impact of PROMESA will have on the future business and economic conditions of Puerto Rico. Such uncertainty and any further deterioration in local economic conditions may materially adversely affect our customers, results of operations and financial condition.

The foregoing risk and the risks described in our 2015 Form 10-K and elsewhere in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the six month period ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
2/1/2016-2/29/2016	212,863	11.555	212,863
6/1/2016-6/30/2016	830,516	15.827	830,516

Total	1,043,379	$13.691	1,043,379	$104,355,296

(1)	On February 17, 2016, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December 31, 2017.

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

EVERTEC, Inc. (Registrant)

Date: August 2, 2016	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: August 2, 2016	By:	/s/ Peter J.S. Smith
Peter J.S. Smith Chief Financial Officer