Form 10-Q
period 2016-09-30
EVERTEC, Inc.
filed 2016-11-03
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

At October 28, 2016, there were 73,256,772 outstanding shares of common stock of EVERTEC, Inc.

Explanatory Note

This Quarterly Report on Form 10-Q for the period ended September 30, 2016 (this “Form 10-Q”) is being filed by EVERTEC, Inc. (“EVERTEC”, “we,” “us”, “our”, “our Company” and the “Company”) subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2016 (the “2015 Form 10-K”), to meet the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The interim unaudited financial information for the three and nine month periods ended September 30, 2015 contained herein are presented on a restated basis, consistent with the restated financial statements for the years ended December 31, 2014 and 2013 contained in the 2015 Form 10-K, and reflects corrections that were made during the Restatement process impacting such periods.

For more information on the matters that led to the Restatement and data previously reported, see Note 2 “Restatement of Previously Reported Financial Information” to our unaudited consolidated condensed financial statements contained herein.

		Page
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2016 and December 31, 2015	1

	Unaudited Consolidated Condensed Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (As restated)	2

	Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2016	3

	Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (As restated)	4

	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

Part II. OTHER INFORMATION		35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	the effect of the Restatement of our previously issued financial results for the years ended December 31, 2014 and 2013 as described in Note 2 to the quarterly unaudited financial statements, and any claims, investigations or proceedings arising as a result;

•	the effectiveness of our efforts to remediate the material weakness in our internal controls over financial reporting described in Item 4 of this Quarterly Report and our ability to maintain effective internal controls and procedures in the future;

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

•	for as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities will be limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we most likely will be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition;

•	our ability to renew our client contracts on terms favorable to us;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network;

•	a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico, which is facing severe fiscal challenges;

•	additional adverse changes in the general economic conditions in Puerto Rico, including the continued migration of Puerto Ricans to the U.S. mainland, which could negatively affect our customer base, general consumer spending, our cost of operations and our ability to hire and retain qualified employees;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our ability to refinance our debt;

•	our exposure to climate risks in Puerto Rico;

•	the risk that the counterparty to our interest rate swap agreement fails to satisfy its obligations under the agreement, and

•	other factors discussed in this Report, included in the section titled “Risk Factors.”

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

EVERTEC, Inc. Unaudited Consolidated Condensed Balance Sheets

(Dollar amounts in thousands, except for share information)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash	$44,985	$28,747
Restricted cash	8,281	11,818
Accounts receivable, net	67,453	73,715
Deferred tax asset	—	1,685
Prepaid expenses and other assets	22,625	18,758

Total current assets	143,344	134,723
Investment in equity investee	12,247	12,264
Property and equipment, net	37,697	34,128
Goodwill	371,385	368,133
Other intangible assets, net	297,870	312,059
Long-term deferred tax asset	615	—
Other long-term assets	3,883	2,347

Total assets	$867,041	$863,654

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$37,447	$37,308
Accounts payable	27,169	21,216
Unearned income	6,404	2,877
Income tax payable	2,851	1,350
Current portion of long-term debt	28,375	22,750
Short-term borrowings	16,000	17,000

Total current liabilities	118,246	102,501
Long-term debt	597,155	619,297
Long-term deferred tax liability	16,648	20,614
Unearned income - long term	13,952	10,939
Other long-term liabilities	15,393	12,089

Total liabilities	761,394	765,440

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 73,256,772 shares issued and outstanding at September 30, 2016 (December 31, 2015 - 74,988,210)	732	750
Additional paid-in capital	—	9,718
Accumulated earnings	116,123	95,328
Accumulated other comprehensive loss, net of tax	(14,666)	(7,582)

Total EVERTEC, Inc stockholders’ equity	102,189	98,214
Non-controlling interest	3,458	—

Total equity	105,647	98,214

Total liabilities and equity	$867,041	$863,654

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Income and Comprehensive Income

(Dollar amounts in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
		(As restated)		(As restated)
Revenues
Merchant acquiring, net	$21,970	$20,784	$68,137	$62,041
Payment processing (from affiliates: $7,913, $7,664, $23,718 and $22,680)	27,584	27,502	82,716	80,638
Business solutions (from affiliates: $35,109, $34,440, $106,068 and $103,795)	44,913	44,655	136,765	135,165

Total revenues	94,467	92,941	287,618	277,844

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	41,753	44,141	127,127	125,095
Selling, general and administrative expenses	10,818	10,392	34,226	27,043
Depreciation and amortization	14,889	16,934	44,500	49,767

Total operating costs and expenses	67,460	71,467	205,853	201,905

Income from operations	27,007	21,474	81,765	75,939

Non-operating income (expenses)
Interest income	87	140	266	371
Interest expense	(6,276)	(6,003)	(18,292)	(18,414)
Earnings (losses) of equity method investment	43	(3)	(58)	196
Other income	489	381	1,747	1,430

Total non-operating expenses	(5,657)	(5,485)	(16,337)	(16,417)

Income before income taxes	21,350	15,989	65,428	59,522
Income tax expense (benefit)	1,639	(9,347)	6,316	(3,926)

Net income	19,711	25,336	59,112	63,448
Less: Net income attributable to non-controlling interest	31	—	49	—

Net income attributable to EVERTEC, Inc.’s common stockholders’	19,680	25,336	59,063	63,448
Other comprehensive (loss) income, net of tax of $(6), $3, $439 and $37
Foreign currency translation adjustments	(1,041)	84	(2,620)	473
Gain (loss) on cash flow hedge	83	—	(4,464)	—

Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$18,722	$25,420	$51,979	$63,921

Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.27	$0.33	$0.79	$0.82

Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.26	$0.33	$0.79	$0.82

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share information)

	Number of		Additional		Accumulated Other		Total
	Shares of		Paid-in	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Common Stock	Common Stock	Capital	Earnings	Loss	Interest	Equity
Balance at December 31, 2015	74,988,210	$750	$9,718	$95,328	$(7,582)	$—	$98,214
Share-based compensation recognized		—	4,569	—	—	—	4,569
Repurchase of common stock	(1,878,664)	(19)	(13,781)	(15,896)	—	—	(29,696)
Restricted stock units delivered, net of cashless	138,833	1	(445)	—	—	—	(444)
Stock options exercised , net of cashless	8,393	—	(79)	—	—	—	(79)
Net income		—	—	59,063	—	49	59,112
Cash dividends declared on common stock		—	—	(22,372)	—	—	(22,372)
Non-controlling interest on acquisition		—	—	—	—	3,409	3,409
Dividend reversal for forfeited options		—	18	—	—	—	18
Other comprehensive loss		—	—	—	(7,084)	—	(7,084)

Balance at September 30, 2016	73,256,772	732	—	116,123	(14,666)	$3,458	$105,647

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Cash Flows

(Dollar amounts in thousands)

	Nine months ended September 30,
	2016	2015
		(As restated)
Cash flows from operating activities
Net income	$59,112	$63,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,500	49,767
Amortization of debt issue costs and accretion of discount	2,965	2,488
Provision for doubtful accounts and sundry losses	1,525	1,302
Deferred tax benefit	(2,458)	(2,166)
Share-based compensation	4,569	3,748
Unrealized gain on indemnification assets	—	(14)
Loss on disposition of property and equipment and other intangibles	112	124
Losses (earnings) of equity method investment	58	(196)
Decrease (increase) in assets:
Accounts receivable, net	7,358	3,745
Prepaid expenses and other assets	(3,623)	2,630
Other long-term assets	(1,163)	199
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	3,686	8,982
Income tax payable	1,501	(1,894)
Unearned income	6,541	1,364
Other long-term liabilities	(82)	(9,203)

Total adjustments	65,489	60,876

Net cash provided by operating activities	124,601	124,324

Cash flows from investing activities
Net decrease (increase) in restricted cash	3,536	(7,828)
Additions to software	(17,469)	(13,462)
Acquisitions, net of cash acquired	(5,947)	—
Property and equipment acquired	(14,016)	(15,643)
Proceeds from sales of property and equipment	44	14

Net cash used in investing activities	(33,852)	(36,919)

Cash flows from financing activities
Statutory minimum withholding taxes paid on share-based compensation	(522)	(31)
Net decrease in short-term borrowings	(1,000)	(5,000)
Repayment of short-term borrowing for purchase of equipment and software	(1,209)	(1,542)
Dividends paid	(22,372)	(23,322)
Credit amendment fees	(3,587)	—
Repurchase of common stock	(29,696)	(34,973)
Repayment of long-term debt	(16,125)	(14,250)

Net cash used in financing activities	(74,511)	(79,118)

Net increase in cash	16,238	8,287
Cash at beginning of the period	28,747	32,114

Cash at end of the period	$44,985	$40,401

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,014	$16,838
Cash paid for income taxes	4,855	4,600
Supplemental disclosure of non-cash activities:
Foreign currency translation adjustments	$(2,620)	$473
Payable due to vendor related to software acquired	2,800	1,125

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

Note 2 – Restatement of Previously Issued Financial Information

This Note 2 to the unaudited consolidated condensed financial statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the quarter and nine month period ended September 30, 2015, which is referred to as the Restatement.

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

Other insignificant corrective adjustments

1.	Revenue recognition—The Company corrected errors related to revenue recognition of certain multiple element arrangements, by deferring certain revenues and recognizing such revenues over the expected customer life in accordance with ASC 605-25, Revenue Recognition-Multiple Element Arrangements.

2.	Cost of revenues and intangible assets—The Company corrected certain errors related to the timing of capitalization of internally developed software.

3.	Cost of revenues and deferred costs—The Company corrected the timing of expense recognition pertaining to certain completed projects for which costs had been previously deferred and not timely recognized on the income statement at completion.

4.	Compensation expense—The Company corrected an error related to the timing of recognition of certain termination agreements with former employees.

5.	Selling, general and administrative expenses and Cost of revenues—The Company corrected the timing of recognition of certain adjustments to loss exposure for medical insurance.

The table below summarizes the effects of the Restatement adjustments and reclassifications on the unaudited consolidated condensed statement of income for the quarter and nine month period ended September 30, 2015:

	Three month period ended September 30, 2015
(Dollar amounts in thousands)	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$20,784	$—	$—	$20,784
Payment Processing	27,502	—	—	27,502
Business Solutions	44,492	—	163	44,655	1

Total revenues	92,778	—	163	92,941

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	44,821	—	(680)	44,141	3, 4, 5
Selling, general and administrative expenses	10,428	—	(36)	10,392	5
Depreciation and amortization	16,934	—	—	16,934

Total operating costs and expenses	72,183	—	(716)	71,467

Income from operations	20,595	—	879	21,474

Non-operating income (expenses)
Interest income	140	—	—	140
Interest expense	(6,003)	—	—	(6,003)
Losses of equity method investment	(3)	—	—	(3)
Other income	381	—	—	381

Total non-operating expenses	(5,485)	—	—	(5,485)

Income before income taxes	15,110	—	879	15,989
Income tax expense (benefit)	1,687	(11,034)	—	(9,347)	a

Net income	13,423	11,034	879	25,336
Other comprehensive income, net of tax
Foreign currency translation adjustments	84	—	—	84

Total comprehensive income	$13,507	$11,034	$879	$25,420

Net income per common share - basic	$0.17	$0.15	$0.01	$0.33

Net income per common share - diluted	$0.17	$0.15	$0.01	$0.33

	Nine month period ended September 30, 2015
(Dollar amounts in thousands)	As previously reported	Restatement Adjustment	Other insignificant corrective adjustments	As restated	Reference
Revenues
Merchant Acquiring, net	$62,041	$—	$—	$62,041
Payment Processing	80,638	—	—	80,638
Business Solutions	134,672	—	493	135,165	1

Total revenues	277,351	—	493	277,844

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	125,280	—	(185)	125,095	2, 3, 4, 5
Selling, general and administrative expenses	27,079	—	(36)	27,043	5
Depreciation and amortization	49,767	—	—	49,767

Total operating costs and expenses	202,126	—	(221)	201,905

Income from operations	75,225	—	714	75,939

Non-operating income (expenses)
Interest income	371	—	—	371
Interest expense	(18,414)	—	—	(18,414)
Earnings of equity method investment	196	—	—	196
Other income	1,430	—	—	1,430

Total non-operating expenses	(16,417)	—	—	(16,417)

Income before income taxes	58,808	—	714	59,522
Income tax expense	6,053	(9,979)	—	(3,926)	a

Net income	52,755	9,979	714	63,448
Other comprehensive income, net of tax
Foreign currency translation adjustments	473	—	—	473

Total comprehensive income	$53,228	$9,979	$714	$63,921

Net income per common share - basic	$0.68	$0.13	$0.01	$0.82

Net income per common share - diluted	$0.68	$0.13	$0.01	$0.82

The Restatement adjustments affecting the unaudited consolidated condensed statement of cash flows for the nine month period ended September 30, 2015 are insignificant and predominantly included in the Company’s net income from operations, offset by non-cash adjustments to net income and changes in operating assets and liabilities. The non-cash adjustments include adjustments to deferred taxes and the other corrective adjustments described in the table above and in Note 1 to the Audited Consolidated Financial Statements included in the 2015 Form 10-K. There were no significant adjustments related to cash used in investing and financing activities.

Note 3 – Recent Accounting Pronouncements

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In August 2016, the FASB issued updated guidance for the classification of certain cash receipts and cash payments on the statement of cash flows. The amendments in this update provide specific guidance for the classification of eight issues: debt prepayment or extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of an insurance claim; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and applications of the predominance principle. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

In October 2016, the FASB issued updated guidance for tax treatment of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. For public business entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In October 2016, the FASB issued updated guidance for the consolidation of variable interest entities (“VIEs”) for which interests are held through related parties that are under common control. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate a VIE within the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2016	December 31, 2015
Buildings	30	$1,564	$1,606
Data processing equipment	3 - 5	107,969	94,523
Furniture and equipment	3 - 20	7,989	8,170
Leasehold improvements	5 -10	3,937	3,649

		121,459	107,948
Less - accumulated depreciation and amortization		(85,149)	(75,244)

Depreciable assets, net		36,310	32,704
Land		1,387	1,424

Property and equipment, net		$37,697	$34,128

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2016 amounted to $3.7 million and $10.5 million, respectively, compared to $3.9 million and $11.3 million, respectively, for the same periods in 2015.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 13):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total
Balance at December 31, 2015	$138,121	$183,496	$46,516	$368,133
Goodwill attributable to acquisition	—	4,991	—	4,991
Foreign currency translation adjustments	—	(1,438)	(301)	(1,739)

Balance at September 30, 2016	$138,121	$187,049	$46,215	$371,385

Goodwill is tested for impairment on an annual basis, or more often if events or changes in circumstances indicate there may be impairment. The goodwill impairment test is a two-step process at each reporting unit level. The first step (“Step 1”) compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If needed, the second step (“Step 2”) consists of comparing the implied fair value of the reporting units with the carrying amount of that goodwill. There were no triggering events or changes in circumstances that, subsequent to the impairment test, would have required an additional impairment evaluation. No impairment losses were recognized for the nine months ended September 30, 2016 or 2015.

The carrying amount of other intangible assets at September 30, 2016 and December 31, 2015 was as follows:

		September 30, 2016
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	10 - 14	$325,384	$(135,855)	$189,529
Trademark	10 - 15	39,950	(20,784)	19,166
Software packages	3 -10	172,628	(117,376)	55,252
Non-compete agreement	15	56,539	(22,616)	33,923

Other intangible assets, net		$594,501	$(296,631)	$297,870

		December 31, 2015
		Gross	Accumulated	Net carrying
(Dollar amounts in thousands)	Useful life in years	amount	amortization	amount
Customer relationships	10 - 14	$322,632	$(117,963)	$204,669
Trademark	10 - 15	39,950	(18,186)	21,764
Software packages	3 - 10	155,611	(106,735)	48,876
Non-compete agreement	15	56,539	(19,789)	36,750

Other intangible assets, net		$574,732	$(262,673)	$312,059

For the three and nine months ended September 30, 2016, the Company recorded amortization expense related to other intangibles of $11.3 million and $34.0 million, respectively, compared to $13.0 million and $38.4 million for the corresponding 2015 periods.

The estimated amortization expense of the balances outstanding at September 30, 2016 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2016	$12,105
2017	42,635
2018	39,125
2019	36,060
2020	33,140

Note 6 – Debt and Short-Term Borrowings

Total debt at September 30, 2016 and December 31, 2015 follows:

(Dollar amounts in thousands)	September 30, 2016	December 31, 2015
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3) )	$247,032	$260,324
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR Rate plus applicable margin(2)(3) )	378,498	381,723
Senior Secured Revolving Credit Facility expiring on April 17, 2018 paying interest at a variable interest rate	16,000	17,000
Note Payable due on October 1, 2017(3)	1,892	2,967
Note Payable due on July 31, 2017(3)	349	685
Note Payable due on April 30, 2021(3)	559	—

Total debt	$644,330	$662,699

(1)	Applicable margin of 2.25% at September 30, 2016 and December 31, 2015.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at September 30, 2016 and December 31, 2015.
(3)	Net of unaccreted discount and unamortized debt issue costs.

Senior Secured Credit Facilities

Term A Loan

As of September 30, 2016, the unpaid principal balance of the Term A Loan was $249.4 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group LLC’s (“EVERTEC Group”) first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate, as defined in the 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of September 30, 2016, the unpaid principal balance of the Term B Loan was $387.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio. As of September 30, 2016, the outstanding balance of the revolving credit facility was $16.0 million.

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

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, to purchase software. As of September 30, 2016, the outstanding principal balance of the notes payable is $2.9 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of September 30, 2016, the Company has entered into the following interest rate swap transaction converting a portion of the interest rate exposure on our Term B loan from variable to fixed:

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

As of September 30, 2016 and December 31, 2015, the carrying amount of the derivative on the Company’s balance sheet is as follows:

(Dollar amounts in thousands)	September 30, 2016	December 31, 2015
Other long-term liabilities	$4,979	$515

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

The following table summarizes the fair value measurement by level at September 30, 2016 and December 31, 2015 for the liability measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2016
Financial liabilities:
Interest rate swap	$—	$4,979	$—	$4,979
December 31, 2015
Financial liabilities:
Interest rate swap	$—	$515	$—	$515

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

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$4,979	$4,979	$515	$515
Senior secured term loan A	247,032	246,051	260,324	250,688
Senior secured term loan B	378,498	382,646	381,723	373,749

The fair value of the senior secured term loans at September 30, 2016 and December 31, 2015 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants. The unpaid principal balance of Term Loan A as of September 30, 2016 and December 31, 2015 was $249.4 million and $262.5 million, respectively, while the unpaid principal balance of the Term Loan B was $387.0 million and $390.0 million for the same periods, respectively.

The senior secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 8 – Equity

Accumulated Other Comprehensive loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the nine month period ended September 30, 2016:

(Dollar amounts in thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedge
Balance - December 31, 2015	$(7,067)	$(515)
Additions	(2,620)	(4,464)

Balance - September 30, 2016	$(9,687)	$(4,979)

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

In the first quarter of 2016, the Compensation Committee of the Board of Directors approved grants of RSUs to executives and certain employees pursuant to the 2016 Long-Term Incentive Program (“2016 LTIP”) under the terms of our 2013 Equity Incentive Plan. Under the 2016 LTIP, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the start of the fiscal year during which the RSUs were granted or on the grant date and ending on January 1st of each year for the 2015 LTIP and on mid-February of each year for the 2016 LTIP. Employees that received awards with market conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Company’s total shareholder return (“TSR”) target relative to a specified group of industry peer companies is achieved. Employees that received awards with performance conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Compound Annual Growth Rate (“CAGR”) of Diluted EPS target is achieved. Performance and market-based awards vest at the end of the performance period which commenced on the start of the fiscal year during which the RSUs were granted or on the grant date and ends on January 1, 2018 for the 2015 LTIP and on February 19, 2019 for the 2016 LTIP. Awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes the stock options activity for the nine months ended September 30, 2016:

	Shares	Weighted-Average exercise price
Outstanding December 31, 2015	140,000	$18.88
Outstanding September 30, 2016	86,667	$19.86
Exercisable at September 30, 2016	66,667	$24.01

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

The following table summarizes nonvested restricted shares and RSUs activity for the nine months ended September 30, 2016:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2015	491,726	$22.32
Forfeited	(30,983)	18.81
Vested	(149,995)	21.06
Granted	858,197	12.06

Nonvested at September 30, 2016	1,168,945	$15.04

For the three and nine months ended September 30, 2016 and 2015, the Company recognized $1.2 million and $4.6 million and $1.6 million and $3.7 million of share-based compensation expense, respectively.

As of September 30, 2016, the maximum unrecognized cost for restricted stocks and RSU’s was $11.4 million. The cost is expected to be recognized over a weighted average period of 2.01 years. Unrecognized share-based compensation expense related to stock options for the same period is minor and is expected to be recognized over the next year.

Note 10 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
		(As restated)		(As restated)
Current tax provision	$2,560	$(8,920)	$8,774	$(1,760)
Deferred tax benefit	(921)	(427)	(2,458)	(2,166)

Income tax expense (benefit)	$1,639	$(9,347)	$6,316	$(3,926)

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2016 and 2015 and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
		(As restated)		(As restated)
Current tax provision (benefit)
Puerto Rico	$1,150	$(9,910)	$4,711	$(4,583)
United States	86	118	322	419
Foreign countries	1,324	872	3,741	2,404

Total currrent tax provision (benefit)	$2,560	$(8,920)	$8,774	$(1,760)

Deferred tax benefit
Puerto Rico	$(558)	$(169)	$(1,468)	$(1,509)
United States	(93)	(23)	(144)	(82)
Foreign countries	(270)	(235)	(846)	(575)

Total deferred tax benefit	$(921)	$(427)	$(2,458)	$(2,166)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2016, the gross deferred tax asset amounted to $5.0 million and the gross deferred tax liability amounted to $21.1 million, compared to $3.5 million and $22.4 million as of December 31, 2015.

The Company estimates that it is reasonably possible that the liability for uncertain tax position relating to the net operating loss created by transaction costs will decrease by no more than $4.5 million in the next twelve months as a result of the expiration of the statute of limitations.

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for AMT. At September 30, 2016, the Company has $7.0 million NOL carryforwards for tax purposes available to offset future taxable income. As a result of certain realization requirements of ASC 718, gross deferred tax assets do not include the windfall tax benefit as of September 30, 2016, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $4.2 million if and when such windfall tax benefits are ultimately realized. The Company uses tax law ordering when determining when windfall tax benefits have been realized.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Nine month period ended September 30,
(Dollar amounts in thousands)	2016	2015
		(As restated)
Computed income tax at statutory rates	$25,517	$22,935
Benefit of net tax-exempt interest income	(41)	—
Differences in tax rates due to multiple jurisdictions	(111)	(471)
Tax expense due to a change in estimate	228	—
Effect of income subject to tax-exemption grant	(19,139)	(16,412)
Unrecognized tax benefit	(140)	(9,978)
Other	2	—

Income tax expense (benefit)	$6,316	$(3,926)

Note 11 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands, except per share information)	2016	2015	2016	2015
		(As restated)		(As restated)
Net income attributable to EVERTEC, Inc.	$19,680	$25,336	$59,063	$63,448
Less: non-forfeitable dividends on restricted stock	3	3	6	6

Net income available to EVERTEC, Inc.’s common shareholders	$19,677	$25,333	$59,057	$63,442

Weighted average common shares outstanding	73,872,048	77,160,514	74,506,323	77,472,673
Weighted average potential dilutive common shares (1)	418,685	132,299	245,571	104,722

Weighted average common shares outstanding - assuming dilution	74,290,733	77,292,813	74,751,894	77,577,395

Net income per common share - basic	$0.27	$0.33	$0.79	$0.82

Net income per common share - diluted	$0.26	$0.33	$0.79	$0.82

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

On February 17, 2016, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 17, 2016 to stockholders of record as of the close of business on February 29, 2016. On May 11, 2016, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 10, 2016 to stockholders of record as of the close of business on May 23, 2016. On July 28, 2016, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on September 2, 2016 to stockholders of record as of the close of business on August 9, 2016.

Note 12 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for both the three and nine months ended September 30, 2016 and 2015 amounted to $2.2 million and $6.2 million, and $1.9 million and $6.0 million, respectively. Rent expense for telecommunications and other equipment for the three and nine months ended September 30, 2016 amounted to $1.5 million and $4.6 million, respectively, compared to $1.4 million and $4.0 million for the corresponding 2015 periods.

In the ordinary course of business, the Company may enter into commercial commitments. As of September 30, 2016, EVERTEC has an outstanding letter of credit of $0.3 million with a maturity of less than three months.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, Management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss would be insignificant. For other claims regarding for which proceedings are in an initial phase, the Company is unable to estimate the range of possible loss, if any, but at this time believes that any loss related to such claims will not be material.

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
		(As restated)		(As restated)
Total revenues (1)(2)	$43,022	$42,104	$129,786	$126,475

Cost of revenues	$381	$389	$1,179	$1,511

Rent and other fees	$2,088	$1,831	$6,051	$5,798

Interest earned from affiliate
Interest income	$51	$59	$165	$146

(1)	Total revenues from Popular as a percentage of revenues were 45% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $0.5 million and $1.6 million for the three and nine months ended September 30, 2016, respectively, and $0.5 million and $1.6 million for the corresponding 2015 periods.

At September 30, 2016 and December 31, 2015, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	September 30, 2016	December 31, 2015
Cash and restricted cash deposits in affiliated bank	$21,948	$23,872

Other due/to from affiliate
Accounts receivable	$19,652	$20,196

Prepaid expenses and other assets	$630	$867

Accounts payable(1)	$5,152	$2,687

Unearned income(2)	$14,743	$11,970

Other long-term liabilities (1)	$—	$14

(1)	Includes an account payable of $32,000 and a long-term liability of $13,700 for December 31, 2015, related to the unvested portion of stock options as a result of the equitable adjustment approved by our Board of Directors on December 18, 2012 that will be payable to executive officers and employees upon vesting of stock options. As of September 30, 2016, there is no remaining liability.
(2)	Includes current and long-term unearned income.

Note 14 – Segment Information

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.

The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their individual financial information to assess performance and to allocate resources.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Three months ended September 30, 2016
Revenues	21,970	35,969	44,913	(8,385	)(1)	94,467
Income from operations	6,728	12,803	14,930	(7,454	)(2)	27,007
Three months ended September 30, 2015 - As restated
Revenues	20,784	34,299	44,655	(6,797	)(1)	92,941
Income from operations	8,566	12,859	11,058	(11,009	)(2)	21,474

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Nine months ended September 30, 2016
Revenues	68,137	106,797	136,765	(24,081	)(1)	287,618
Income from operations	23,940	39,493	43,299	(24,967	)(2)	81,765
Nine months ended September 30, 2015 - As restated
Revenues	62,041	101,100	135,165	(20,462	)(1)	277,844
Income from operations	27,467	40,917	38,414	(30,859	)(2)	75,939

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015	2016	2015
		(As restated)		(As restated)
Segment income from operations
Merchant Acquiring	$6,728	$8,566	$23,940	$27,467
Payment Processing	12,803	12,859	39,493	40,917
Business Solutions	14,930	11,058	43,299	38,414

Total segment income from operations	34,461	32,483	106,732	106,798
Merger related depreciation and amortization and other unallocated expenses (1)	(7,454)	(11,009)	(24,967)	(30,859)

Income from operations	27,007	21,474	81,765	75,939

Interest expense, net	(6,189)	(5,863)	(18,026)	(18,043)
Earnings (losses) of equity method investment	43	(3)	(58)	196
Other income	489	381	1,747	1,430
Income tax (expense) benefit	(1,639)	9,347	(6,316)	3,926

Net income	$19,711	$25,336	$59,112	$63,448

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 15 – Subsequent Events

On October 27, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board of Director approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on December 2, 2016 to stockholders of record as of the close of business on November 14, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2016 and 2015, respectively; and (ii) the financial condition as of September 30, 2016. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2015, included in the Company’s Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Restatement of Previously Issued Consolidated Financial Statements

Note 2 to the Unaudited Consolidated Condensed Financial Statements discloses the nature of the restatement matters and adjustments and shows the impact of the restatement for the unaudited condensed consolidated financial statements for the interim period ended September 30, 2015, which is referred to as the Restatement.

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

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported Consolidated Condensed Financial Statements for the three and nine months period ended September 30, 2015. Refer to the Explanatory Note to this quarterly report and to Note 1 and Note 23 to the Audited Financial Statements included in the 2015 Form 10-K for a description of the restatement adjustments and reclassifications.

Executive Summary

EVERTEC is a leading full-service transaction processing business in Latin America (which includes Central America and the Caribbean, unless otherwise specified), providing a broad range of merchant acquiring, payment processing and business process management services. According to the September 2016 Nilson Report, we are the largest merchant acquirer in the Caribbean and Central America and one of the largest in Latin America, based on total number of transactions. We serve 18 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

As described in the risk factors in our 2015 Form 10-K, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate. The Puerto Rico fiscal crisis continues to negatively impact the economy, however, to date, our operations and our business with the government of Puerto Rico have not been significantly impacted. We continue to closely monitor the Puerto Rico fiscal situation.

In addition to the macroeconomic trends described above, Management currently estimates that we will experience a revenue attrition in Latin America of approximately $7 million to $10 million in 2017 related to client migrations anticipated to occur throughout 2017. The client decisions for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Even though Management has been able to improve services in Latin America in the current year, Management believes that these customer decisions are unlikely to change.

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

Merchant Acquiring accounted for $22.0 million, or 23.3% of total revenues, and $6.7 million or 19.5% of total segment income from operations for the three months ended September 30, 2016, compared with $20.8 million, or 22.4%, of total revenues and $8.6 million, or 26.4% of total segment income from operations for the comparable period in 2015. For the nine months ended September 30, 2016, our Merchant Acquiring business accounted for $68.1 million, or 23.7% of total revenues and $23.9 million or 22.4% of total segment income from operations compared with $62.0 million, or 22.3%, of total revenues and $27.5 million, or 25.7%, of total segment income from operations for the nine months ended September 30, 2015.

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

Payment Processing accounted for $27.6 million, or 29.2%, of total revenues and $12.8 million, or 37.2%, of total segment income from operations for the three months ended September 30, 2016, compared with $27.5 million, or 29.6%, of total revenues and $12.9 million, or 39.6%, of total segment income from operations for the three months ended September 30, 2015. For the nine months ended September 30, 2016, our Payment Processing business accounted for $82.7 million, or 28.8%, of total revenues and $39.5 million, or 37.0%, of total segment income from operations, compared with $80.6 million, or 29.0%, of total revenues and $40.9 million, or 38.3%, of total segment income from operations for the nine months ended September 30, 2015.

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

Business Solutions accounted for $44.9 million, or 47.5%, of total revenues and $14.9 million, or 43.3%, of total segment income from operations for the three months ended September 30, 2016, compared with $44.7 million, or 48.0%, of total revenues and $11.1 million, or 34.0%, of total segment income from operations for the three months ended September 30, 2015. For the nine months ended September 30, 2016, Business Solutions accounted for $136.8 million, or 47.6%, of total revenues and $43.3 million, or 40.6%, of total segment income from operations, compared with $135.2 million, or 48.6%, of total revenues and $38.4 million, or 36.0%, of total segment income from operations for the nine months ended September 30, 2015.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and nine months ended September 30, 2016 and 2015. The following tables and discussion should be read in conjunction with the information contained in our Unaudited Consolidated Condensed Financial Statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2016 and 2015

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the three months ended September 30, 2016 and 2015.

Revenues

	Three months ended September 30,
(Dollar amounts in thousands)	2016	2015	Variance
		(As restated)
Merchant Acquiring, net	$21,970	$20,784	$1,186	6%
Payment Processing	27,584	27,502	82	0%
Business Solutions	44,913	44,655	258	1%

Total revenues	$94,467	$92,941	$1,526	2%

Total revenues for the three months ended September 30, 2016 increased by $1.5 million or 2% as compared to the corresponding 2015 period.

Merchant Acquiring, net revenue grew by $1.2 million or 6% driven by the expanded merchant relationship with FirstBank, partially offset by revenue from another bank in Puerto Rico which, due to contractual agreement changes, is now being recognized as part of Payment Processing as well as other revenue mix shifts.

Payment Processing revenue in the third quarter amounted to $27.6 million, relatively flat to the prior year. Revenue in the quarter primarily reflected increases in transactions processed over the ATH® debit network and card processing volume, revenue related to the Processa acquisition, and the previously referenced revenue shift from merchant acquiring to payment processing. These increases were partially offset by a reduction related to the shift in revenue from FirstBank from payment processing to merchant acquiring in 2016, as well as a decrease in revenues due to a delayed project which impacted the quarter by approximately $2.0 million.

Business Solutions revenue amounted to $44.9 million, relatively flat when compared to $44.7 million in the prior year quarter. Business Solutions revenue in the quarter reflects increased revenue from hardware sales and IT consulting, partially offset by a decrease in cash and item processing revenue.

Operating costs and expenses

	Three months ended September 30,
(Dollar amounts in thousands)	2016	2015	Variance
		(As restated)
Cost of revenues, exclusive of depreciation and amortization shown below	$41,753	$44,141	$(2,388)	-5%
Selling, general and administrative expenses	10,818	10,392	426	4%
Depreciation and amortization	14,889	16,934	(2,045)	-12%

Total operating costs and expenses	$67,460	$71,467	$(4,007)	-6%

Total operating costs and expenses for the three months ended September 30, 2016 decreased $4.0 million as compared to the corresponding 2015 period.

Cost of revenues decreased by approximately $2.4 million or 5% when compared with the 2015 quarterly period mainly as a result of $4.2 million decrease in salaries and benefits as the prior year period includes severance payments as part of voluntary termination offers extended to certain employees which included special termination benefits. This decrease was partially offset by an increase in cost of sales driven by the revenue sharing agreement with FirstBank as part of the expanded merchant relationship.

Selling, general and administrative expenses increased slightly by $0.4 million or 4% mainly due to multiple insignificant variances, partially offset by a decrease in salaries and benefits as a result of severance payments in the prior year.

Depreciation and amortization expense decreased by $2.0 million or 12% primarily related to lower software amortization expense related to software acquired as part of the Merger that became fully amortized during the third quarter of 2015.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended September 30,
(Dollar amounts in thousands)	2016	2015	Variance
		(As restated)
Segment income from operations
Merchant Acquiring, net	$6,728	$8,566	$(1,838)	-21%
Payment Processing	12,803	12,859	(56)	0%
Business Solutions	14,930	11,058	3,872	35%

Total segment income from operations	34,461	32,483	1,978	6%
Merger related depreciation and amortization
and other unallocated expenses (1)	(7,454)	(11,009)	3,555	32%

Income from operations	$27,007	$21,474	$5,533	26%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended September 30, 2016 increased $5.5 million or 26% compared with to the corresponding 2015 period. The increase in income from operations was the result of the aforementioned factors affecting our revenues and operating costs and expenses coupled with a decrease in merger related depreciation and amortization as a group of assets became fully amortized during the third quarter of 2015.

See Note 14 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Three months ended September 30,
(Dollar amounts in thousands)	2016	2015	Variance
		(As restated)
Non-operating income (expenses)
Interest income	$87	$140	$(53)	-38%
Interest expense	(6,276)	(6,003)	(273)	-5%
Earnings (losses) of equity method investment	43	(3)	46	-1533%
Other income	489	381	108	28%

Total non-operating expenses	$(5,657)	$(5,485)	$(172)	-3%

Total non-operating expenses for the three months ended September 30, 2016 remained relatively equal to the corresponding 2015 period.

Income tax expense

Income tax expense for the three months ended September 30, 2016 amounted to $1.6 million compared with an income tax benefit of $9.3 million in the prior year period. The prior year income tax benefit is entirely driven by the reversal of the liability for exposure to potential tax, interest and penalties with respect to certain 2010 debt issuance cost deductions, where the related statute of limitations expired in the third quarter of 2015.

See Note 10 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the nine months ended September 30, 2016 and 2015

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the nine months ended September 30, 2016 and 2015.

Revenues

	Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015	Variance
		(As restated)
Merchant Acquiring, net	$68,137	$62,041	$6,096	10%
Payment Processing	82,716	80,638	2,078	3%
Business Solutions	136,765	135,165	1,600	1%

Total revenues	$287,618	$277,844	$9,774	4%

Total revenues for the nine months ended September 30, 2016 increased $9.8 million or 4% compared with the corresponding 2015 period, driven by revenue growth across all our lines of business.

Merchant Acquiring revenue increased by 10% to $68.1 million mainly as a result of the FirstBank contract portfolio acquired in November of 2015.

Payment Processing increased by 3% to $82.7 million driven by the same factors explained above for the quarter, partially offset by lower revenues from the government lottery tax contract that terminated in the fourth quarter of 2015.

Business Solutions revenue increased by $1.6 million to $136.8 million and is almost entirely related to an increase in revenues from core banking services, primarily driven by the conversion of Doral in May of 2015.

Operating costs and expenses

	Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015	Variance
		(As restated)
Cost of revenues, exclusive of depreciation and amortization shown below	$127,127	$125,095	$2,032	2%
Selling, general and administrative expenses	34,226	27,043	7,183	27%
Depreciation and amortization	44,500	49,767	(5,267)	-11%

Total operating costs and expenses	$205,853	$201,905	$3,948	2%

Total operating costs and expenses for the nine months ended September 30, 2016 increased $3.9 million or 2% as compared with the corresponding 2015 period.

Cost of revenue increased by $2.0 million or 2% as a result of an increase in cost of sales driven by the revenue sharing agreement with FirstBank as part of the expanded merchant acquiring relationship, coupled with costs incurred in relation to the increase in hardware sales. In addition, other operating taxes increased as a result of the business to business services tax. Professional fees increased as a result of the development of a new data warehouse and an increase in programming services. These increases were partially offset by a decrease in salaries and benefits primarily due to severance payments in the prior year, as described above, and an increase in deferred salaries.

Selling, general and administrative expenses increased by $7.2 million or 27% as a result of an increase in professional fees as a result of costs incurred in connection with the restatement coupled with an increase in salaries and benefits primarily driven by higher share-based compensation and a slight increase in general other operating expenses.

Depreciation and amortization expense for the nine months ended September 30, 2016 decreased by 11% or $5.3 million driven by lower software amortization expense as explained above.

Income from operations

The following table presents income from operations by reportable segments.

	Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015	Variance
		(As restated)
Segment income from operations
Merchant Acquiring, net	$23,940	$27,467	$(3,527)	-13%
Payment Processing	39,493	40,917	(1,424)	-3%
Business Solutions	43,299	38,414	4,885	13%

Total segment income from operations	106,732	106,798	(66)	0%
Merger related depreciation and amortization and other unallocated expenses (1)	(24,967)	(30,859)	5,892	19%

Income from operations	$81,765	$75,939	$5,826	8%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the nine months ended September 30, 2016 increased $5.8 million or 8% as compared to the corresponding 2015 period. The increase in income from operations is driven by a decrease in merger related depreciation and amortization expense as a group of assets became fully amortized during the third quarter of 2015.

See Note 14 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015	Variance
		(As restated)
Non-operating income (expenses)
Interest income	$266	$371	$(105)	-28%
Interest expense	(18,292)	(18,414)	122	1%
Earnings of equity method investment	(58)	196	(254)	-130%
Other income	1,747	1,430	317	22%

Total non-operating expenses	$(16,337)	$(16,417)	$80	0%

Total non-operating expenses for the nine months ended September 30, 2016 remained flat at $16.3 million compared with the corresponding 2015 period.

Income tax expense

Income tax expense for the nine months ended September 30, 2016 amounted to $6.3 million compared with an income tax benefit of $3.9 million for the corresponding 2015 period. The prior year benefit is related to the aforementioned deferred tax liability reversal in the third quarter of 2015.

See Note 10 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form
10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $84.0 million was available as of September 30, 2016.

At September 30, 2016, we had cash of $45.0 million, of which $31.9 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments, share repurchases and debt service.

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

	Nine months ended September 30,
(Dollar amounts in thousands)	2016	2015
		(As restated)
Cash provided by operating activities	$124,601	$124,324
Cash used in investing activities	(33,852)	(36,919)
Cash used in financing activities	(74,511)	(79,118)

Increase in cash	$16,238	$8,287

Net cash provided by operating activities for the nine months ended September 30, 2016 was $124.6 million compared with cash provided by operating activities of $124.3 million for the corresponding 2015 period.

Net cash used in investing activities for the nine months ended September 30, 2016 was $33.9 million compared with $36.9 million for the corresponding period in 2015. The $3.1 million decrease was mainly attributable to a $3.5 million decrease in restricted cash during the nine month period ended September 30, 2016, compared with a $7.8 million increase in the prior year period. During the nine months ended September 30, 2016, purchases of property and equipment and software amounted to $31.5 million, compared with $29.1 million in the prior year.

Net cash used in financing activities for the nine months ended September 30, 2016 was $74.5 million as compared with $79.1 million for the corresponding 2015 period. Cash used in financing activities was primarily related to stock repurchases and cash dividends on common stock and cash used for principal repayments on long-term debt and the payment of the credit amendment fees. The decrease in cash used in financing activities is due to less cash used for common stock repurchases and less cash used to pay down short term borrowings.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $31.5 million and $29.1 million for the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 17, 2016, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 17, 2016 to stockholders of record as of February 29, 2016. On May 11, 2016, our Board declared a quarterly cash dividend of $0.10 per share per common stock that was paid on June 10, 2016 to stockholders of record as of close of business on May 23, 2016. On July 28, 2016, our Board declared a quarterly cash dividend of $0.10 per share that was paid on September 2, 2016 to stockholders of record on August 9, 2016. On October 27, 2016, our Board declared a regular quarterly cash dividend of $0.10 per share of common stock which will be paid on December 2, 2016 to stockholders of record as of the close of business on November 14, 2016.

Financial Obligations

Senior Secured Credit Facilities

Term A Loan

As of September 30, 2016, the unpaid principal balance of the Term A Loan was $249.4 million. The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group LLC’s (“EVERTEC Group”) first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Base Rate, as defined in the 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. Term A Loan has no LIBOR or Base Rate minimum or floor.

Term B Loan

As of September 30, 2016, the unpaid principal balance of the Term B Loan was $387.0 million. The Term B Loan requires principal payments on the last business day of each quarter equal to 0.250% of the original principal amount commencing on September 30, 2013 and the remaining outstanding principal amount on the maturity of the Term B Loan on April 17, 2020. Interest is based on EVERTEC Group’s first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.50% to 2.75%, or (b) Base Rate plus an applicable margin ranging from 1.50% to 1.75%. The LIBOR Rate and Base Rate are subject to floors of 0.75% and 1.75%, respectively.

Revolving Credit Facility

The revolving credit facility has an available balance up to $100.0 million, with an interest rate on loans calculated the same as the applicable Term A Loan rate. The facility matures on April 17, 2018 and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio. As of September 30, 2016, the outstanding balance of the revolving credit facility was $16.0 million.

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

Pending Refinance

The Company’s main operating subsidiary, Evertec Group, LLC, together with certain other subsidiaries of the Company, has received commitments from a syndicate of lenders in connection with a refinancing to extend the maturity of $219 million of its existing $250 million of Term A Loan and $65 million of its existing $100 million of Revolving Credit Facility to January 2020. The remaining $31 million of the Term A Loan and the $35 million of Revolving Credit Facility that will not be extended will remain in place and mature as originally scheduled in April 2018. Entering into the amended credit agreement is subject to completion of final documentation which is expected to occur in November 2016.

In connection with these transactions, the interest rate applicable to the Term A Loan maturing in January 2020 and the Revolving Credit Facility is to be fixed at LIBOR + 250 bps, or a 25 bps increase from the interest rate currently applicable to the Term A Loan and the Revolving Credit Facility due in April 2018. In addition, the maximum senior secured leverage ratio applicable to Term A Loan and Revolving Credit Facility due in January 2020 is to be 4.75 times and stepping down to 4.25 times after 24 months. The maximum senior secured leverage ratio applicable to Term A Loan and Revolving Credit Facility due in April 2018 is to be amended and reduced from 6.6 times down to 4.75 times.

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

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, to purchase software. As of September 30, 2016, the outstanding principal balance of the notes payable is $2.9 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

In December 2015, the Company entered into a plain-vanilla floored interest-rate swap agreement (the “Swap”) with a leading US bank. Prior to executing the Swap, 100% of EVERTEC’s outstanding debt was at a variable interest rate. With the Swap, the Company will fix the interest rate on $200 million of the Company’s Term B loan beginning in January of 2017, which represents approximately 30% of the Company’s outstanding debt. The Swap agreement has a notional amount of $200 million, matures in April of 2020, a fixed rate of 1.9225%, which hedges the variable portion of the debt, and maintains the same payment dates as the underlying loan agreement and a floor equal to 75 basis points. The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instruments is determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable forward rates, and discount rates.

As of September 30, 2016, the Company has a derivative liability included in other long-term liabilities amounting to $5.0 million, and a corresponding cash flow hedge loss included in accumulated other comprehensive loss. The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 6.60 to 1.00 as defined in the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA). In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would limit the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of September 30, 2016, the senior secured leverage ratio was 3.26 to 1.00 and we were in compliance with the applicable restrictive covenants under the 2013 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

	Three months ended	Nine months ended	Twelve months ended	Three months ended	Nine months ended
(Dollar amounts in thousands)	September 30, 2016	September 30, 2016	September 30, 2016	September 30, 2015	September 30, 2015
Net income	$19,711	$59,112	$81,041	$25,336	$63,448
Income tax expense (benefit)	1,639	6,316	6,907	(9,347)	(3,926)
Interest expense, net	6,189	18,026	23,754	5,863	18,043
Depreciation and amortization	14,889	44,500	59,707	16,934	49,767

EBITDA	42,428	127,954	171,409	38,786	127,332
Software maintenance reimbursement and other costs(1)	60	521	1,015	479	1,408
Equity income (2)	(114)	(13)	36	3	(196)
Compensation and benefits (3)	2,003	8,033	10,335	7,271	9,935
Transaction, refinancing and other fees (4)	727	1,697	2,021	260	992
Purchase accounting (5)	—	—	—	94	82
Restatement related expenses (6)	41	1,837	1,837	—	—

Adjusted EBITDA	45,145	140,029	186,653	46,893	139,553
Operating depreciation and amortization(7)	(7,079)	(21,166)	(28,800)	(7,568)	(21,667)
Cash interest expense, net (8)	(5,030)	(15,331)	(20,273)	(5,081)	(15,723)
Income tax expense (9)	(2,534)	(10,004)	(10,896)	(3,867)	(12,319)
Non-controlling interest (10)	(81)	(169)	(169)	—	—

Adjusted net income	$30,421	$93,359	$126,515	$30,377	$89,844

Net income per common share (GAAP):
Basic	$0.27	$0.79		$0.33	$0.82
Diluted	$0.26	$0.79		$0.33	$0.82
Adjusted net income per common share (Non-GAAP):
Basic	$0.41	$1.25		$0.39	$1.16
Diluted	$0.41	$1.25		$0.39	$1.16
Shares used in computing adjusted net income per common share:
Basic	73,872,048	74,506,323		77,160,514	77,472,673
Diluted	74,290,733	74,751,894		77,292,813	77,577,395

1)	Predominantly represents reimbursements received for certain software maintenance expenses as part of the Merger.
2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
3)	Primarily represents share-based compensation and other compensation expense of $1.4 million and $1.6 million for the quarters ended September 30, 2016 and 2015 and severance payments of $0.6 million and $5.7 million for the quarters ended September 30, 2016 and 2015 and share-based compensation and other compensation expense of $4.9 million and $3.7 million for the nine-month period ended September 30, 2016 and 2015 and severance payments of $3.1 million and $6.2 million for the nine month period ended September 30, 2016 and 2015.

4)	Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement.
5)	Represents the elimination of the effects of purchase accounting in connection with certain customer service and software-related arrangements whereby EVERTEC receives reimbursements from Popular.
6)	Represents consulting, audit and legal expenses incurred as part of the restatement.
7)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of the Merger.
8)	Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
9)	Represents income tax expense calculated on adjusted pre-tax income using GAAP tax rate.
10)	Represents the 35% non-controlling equity interest in Processa, net of amortization for intangibles created as part of the purchase.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of September 30, 2016, we had an outstanding letter of credit of $0.3 million with a maturity of less than three months. Also, as of September 30, 2016 we had an off balance sheet item of $4.2 million related to the unused amount of the windfall tax benefit that is available to offset future taxable income.

See Note 10 of the Notes to Unaudited Consolidated Condensed Financial Statements within Item I of this Quarterly Report on Form 10-Q for additional information related to this off balance sheet item.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2016 under the senior secured credit facilities would increase our annual interest expense by approximately $6.4 million, excluding the revolving credit facility. The impact on future interest expense as a result of future changes in interest rates will depend largely on the outstanding balance of our borrowings at that time.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated condensed statements of income and comprehensive (loss) income. At September 30, 2016, the Company had $9.7 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $7.1 million at December 31, 2015.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, the Company’s disclosure controls and procedures are not effective because of the material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2015, as described below.

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

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described below, Management implemented and enhanced control activities to remediate the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2015.

Remediation Actions

In response to the material weakness identified in the Annual Report on Form 10-K for the year ended December 31, 2015, Management implemented new and redesigned controls to remediate the underlying cause of the material weakness and improve the design of controls. Those actions include the following:

•	Developed an Uncertain Tax Positions Control Procedures Manual to enhance control procedures to ensure completeness of documented analyses supporting material tax positions taken by the Company. The control enhancements include the implementation of quarterly tools, such as:

a.	Identification of Tax Positions Quarterly Checklist

b.	Inventory of Tax Positions

c.	Internal Control Checklists for Uncertain Tax Positions

•	Enhanced monitoring activities over highly technical tax related aspects of material transactions, including the implementation of formal quarterly meetings attended by the Chief Financial Officer, Finance Director, General Counsel and tax department to ensure that material tax positions, including uncertain tax positions, are vetted fully and continuously monitored for appropriate income tax accounting and disclosure purposes.

Given that the remedial actions we have taken are very recent, Management has determined that the material weakness exists until such controls have operated for a longer period and confirmed by testing as effective and sustainable.

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

Item 1A. Risk Factors

Among the risk factors previously disclosed under Item 1A. of the Company’s 2015 Form 10-K, was a risk factor entitled “The Department of Justice of the Commonwealth of Puerto Rico has announced that it has initiated an investigation into whether we have engaged in conduct that interferes with free competition in violation of the Puerto Rico Anti-Monopoly Act”.

As indicated in our Current Report on Form 8-K filed with the SEC on August 9, 2016, on that date we received official confirmation that the Puerto Rico Department of Justice has formally closed its investigation of the Company and has concluded that the Company has not engaged in conduct that interferes with free competition with respect to the products and services, including merchant acquiring and payment processing, it provides within the Commonwealth of Puerto Rico and has not violated the Puerto Rico Anti-Monopoly Act, Law 77 of June 25, 1964. Accordingly, the risk factor in our Annual Report on Form 10-K relating to the investigation is no longer applicable and is deemed deleted.

The risks described in our 2015 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the nine month period ended September 30, 2016:

	Total number of		Total number of shares	Approximate dollar value of
	shares	Average price paid	purchased as part of a publicly	shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
2/1/2016-2/29/2016	212,863	11.555	212,863
6/1/2016-6/30/2016	830,516	15.827	830,516
8/1/2016-8/31/2016	210,000	16.980	210,000
9/1/2016-9/30/2016	625,285	16.836	625,285

Total	1,878,664	$15.807	1,878,664	$90,262,456

(1)	On February 17, 2016, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.49*+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Frank D’Angelo.

10.50*+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Thomas W. Swidarski.

10.51*+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Jorge Junquera.

10.52*+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Alan H. Schumacher.

10.53*+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Olga Botero.

10.54*+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Brian J. Smith.

10.55*+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Teresita Loubriel.

10.56*+	Separation Agreement and General Release, dated as of September 9, 2016, by and between EVERTEC Group, LLC and Arturo Díaz-Abramo.

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Label Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
+	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: November 3, 2016	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: November 3, 2016	By:	/s/ Peter J.S. Smith
Peter J.S. Smith Chief Financial Officer