Form 10-K
period 2016-12-31
EVERTEC, Inc.
filed 2017-02-24
CIK 1559865

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc.  was approximately $959,986,017 based on the closing price of $15.54 as of the close of business on June 30, 2016.

As of February 17, 2017, there were 72,635,032 outstanding shares of common stock of EVERTEC, Inc.

Documents Incorporated by Reference:

Part III incorporates certain information by reference to the Proxy Statement for the 2017 Annual Meeting of Shareholders

EVERTEC, Inc.

2016 Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, or Report, contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•	our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues and with Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

•	as a regulated institution, we most likely will be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition, and may be unable to obtain such approval on a timely basis or at all, which may make transactions more expensive or impossible to complete, or make us less attractive to potential sellers;

•	our ability to renew our client contracts on terms favorable to us, including our contract with Popular;

•	our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;

•	our ability to develop, install and adopt new software, technology and computing systems;

•	a decreased client base due to consolidations and failures in the financial services industry;

•	the credit risk of our merchant clients, for which we may also be liable;

•	the continuing market position of the ATH network;

•	a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;

•	our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;

•	changes in the regulatory environment and changes in international, legal, tax, political, administrative or economic conditions;

•	the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico and its instrumentalities, which are facing severe fiscal challenges;

•	additional adverse changes in the general economic conditions in Puerto Rico, whether as a result of the government’s debt crisis or otherwise, including the continued migration of Puerto Ricans to the U.S. mainland, which could negatively affect our customer base, general consumer spending, our cost of operations and our ability to hire and retain qualified employees;

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our ability to refinance our debt;

•	the possibility that we could lose our preferential tax rate in Puerto Rico;

•	the risk that the counterparty to our interest rate swap agreement fails to satisfy its obligations under the agreement; and

•	other risks and uncertainties detailed in Part I, Item IA “Risk Factors” in this Report.

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

INDUSTRY AND MARKET DATA

This Form 10-K includes industry data that we obtained from periodic industry publications, including the July 2015 and the September 2016 Nilson Report and the 2015 and 2016 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Form 10-K also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analyses and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Part I

Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis, including the operations of its predecessor entities prior to the Merger (as defined below). EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Processa, SAS, EVERTEC USA, LLC and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Company Overview

EVERTEC is a leading full-service transaction processing business in Latin America (which includes Central America and the Caribbean, unless otherwise specified), providing a broad range of merchant acquiring, payment processing and business process management services. According to the September 2016 Nilson Report we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 18 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Our broad suite of services spans the entire transaction processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through a scalable, end-to-end technology platforms that we manage and operate in-house and that generates significant operating efficiencies that enable us to maximize profitability.

We sell and distribute our services primarily through a proprietary direct sales force with established customer relationships. We are also building a variety of indirect sales channels that enable us to leverage the distribution capabilities of partners in adjacent markets, including value-added resellers. We continue to pursue joint ventures and merchant acquiring alliances.

We benefit from an attractive business model, the hallmarks of which are recurring revenue, scalability, significant operating margins and moderate capital expenditure requirements. Our revenue is predominantly recurring in nature because of the mission-critical and embedded nature of the services we provide. In addition, we generally negotiate multi-year contracts with our customers. Our business model enables us to continue to grow our business organically in the primary markets we serve without significant incremental capital expenditures.

We generate revenues based primarily on transaction or discount fees paid by our merchants and financial institutions in our merchant acquiring and payment processing segments and on transaction fees or fees based on number of accounts on file in our business solutions segment. Our total revenues increased from $358.4 million for the year ended December 31, 2013 to $389.5 million for the year ended December 31, 2016, representing a compound annual growth rate (“CAGR”) of 2.81%. Our Adjusted EBITDA (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per common share”) increased from $177.7 million for the year ended December 31, 2013 to $187.6 million for the year ended December 31, 2016, representing a CAGR of 1.82%. Our Adjusted Net Income (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per common share”) increased from $116.0 million for the year ended December 31, 2013 to $124.7 million for the year ended December 31, 2016, representing a CAGR of 2.41%.

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

History

We have over a 25 year operating history in the transaction processing industry. Prior to the Merger, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. As mentioned above, following the Merger, Apollo, which is an affiliate of the leading private equity investor Apollo Global Management, LLC, owned a 51% interest in us and shortly thereafter, we began the transition to a separate, stand-alone entity. As a stand-alone company, we have made substantial investments in our technology and infrastructure, recruited various senior executives with significant transaction processing experience in Latin America, enhanced our profitability through targeted productivity and cost savings actions and broadened our footprint beyond the markets historically served.

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

On April 17, 2013, the Company completed its initial public offering of 28,789,943 shares of common stock at a price to the public of $20.00 per share. On September 18, 2013 and December 13, 2013, the Company completed public offerings of 23,000,000 and 15,233,273 shares, respectively, of the Company’s common stock by Apollo Global Management, LLC (“Apollo”), Popular, Inc. (“Popular”), and current and former employees. After the completion of these offerings, Popular owned approximately 11.7 million shares of EVERTEC’s common stock, or 16.05% as of December 31, 2016, and Apollo no longer owns any of the Company’s common stock.

Principal Stockholder

Popular, Inc. (NASDAQ: BPOP), whose principal banking subsidiary’s history dates back to 1893, is the No. 1 bank holding company by both assets and deposits based in Puerto Rico, and, as of September 30, 2016, ranks 49 by total asset balance among U.S. bank holding companies. As of December 31, 2016, Popular owned approximately 16.05% of our common stock.

Industry Trends

Shift to Electronic Payments

The ongoing migration from cash, check and other paper methods of payment to electronic payments continues to benefit the transaction processing industry globally. This migration is driven by factors including customer convenience, marketing efforts by financial institutions, card issuer rewards and the development of new forms of payment. We believe that the penetration of electronic payments in the markets where we principally operate is significantly lower relative to more mature U.S. and European markets and that this ongoing shift will continue to generate important growth opportunities for our business. In addition, in an effort to better capture taxes over generated revenue, recent legislation in Puerto Rico has required most licensed professionals to provide an electronic payment option to their customers, and that all consumer businesses that generate revenues in excess of $50,000 provide an electronic payment option to their customers, with the exception of certain businesses, further expanding the need for an electronic payment network in Puerto Rico.

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

Currently, the penetration of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. As these markets continue to grow, and financial inclusion increases, the emergence of a larger and more sophisticated consumer base will influence and drive an increase in card (like debit, credit, prepayment, and EBT) and electronic payments usage. According to the July 2015 Nilson Report, Latin American purchase transactions on cards are projected to increase by 46% from 14.37 billion in 2013 to 21.02 billion in 2018. According to the 2015 World Payments Report, non-cash payment volumes in Latin America grew by 8.6%, while in North America, non-cash payments outperformed GDP growth by 4.6%. While there was a slight decline in growth in non-cash payment transactions in Latin America, the growth rate remains at a higher rate than any market considered mature. The CAGR of non-cash transactions in Latin America from 2010 to 2014 was 10.6%. While in the past mature markets have dominated non-cash transaction volumes, a shift in balance is occurring as the developing markets’ share of global non-cash transaction volumes have increased from 12% to 27%. Latin America’s share of non-cash transaction volumes grew from 25.6 billion in 2010 to 38.3 billion in 2014. If current trends continue, developing markets’ share of global non-cash volumes is expected to increase from 27% in 2013 to 33% by 2020. We believe that the attractive characteristics of our markets and our leadership positions across multiple services and sectors will continue to drive growth and profitability in our businesses.

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

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to U.S. competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technological needs, language and culture. We have built leadership positions across the transaction processing value chain in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new markets. According to the September 2016 Nilson Report we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network and processing businesses processed over two billion transactions in 2016, which according to management estimates, makes ATH branded products the most frequently used electronic method of payment in Puerto Rico. We offer compelling value to our merchants, as noted in the most recent report published by the Federal Reserve Board regarding debit network fees, the ATH network ranked as one of the most economical networks for merchants. Given our scale and customer base of top tier financial institutions and government entities, we believe we are the leading card issuer and core bank processor in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Diversified Business Model across the Transaction Processing Value Chain

Our leadership position in the region is driven in part by our diversified business model which provides a range of merchant acquiring, payment processing and business solutions services to financial institutions, merchants, corporations and government agencies across different geographies. We offer end-to-end technology solutions through a single provider and we have the ability to tailor and customize the features and functionality of our products and services to the specific requirements of our customers in various industries and across geographic markets. We believe the breadth of our offerings enables us to penetrate our customer base from a variety of perspectives and positions us favorably to cross-sell our other offerings over time. For example, we may host a client’s electronic cash register software (part of the business solutions segment), acquire transactions that originate at that electronic cash register (part of the merchant acquiring segment), route the transaction through the ATH network (part of the payment processing segment), and finally settle the transaction between the client and the issuer bank (part of the payment processing segment). In addition, we can serve customers with disparate operations in several geographies with a single integrated technology solution that enables them to access one processing platform and manage their business as one enterprise. We believe these services are becoming increasingly complementary and integrated as our customers seek to capture, analyze and monetize the vast amounts of data that they process across their enterprises. As a result, we are able to capture significant value across the transaction processing value chain and believe that this combination of attributes represents a differentiated value proposition vis-à-vis our competitors who have a limited product and service offering.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of financial institution, merchant, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Our Payment Processing and Merchant Acquiring segments, as well as certain business lines representing the majority of our business solutions segment, generate recurring revenues that collectively accounted for approximately 89% of our total revenues in 2016. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment such as IT consulting for a specific project or integration. Additionally, we entered into a 15-year Master Services Agreement with Popular on September 30, 2010. We provide a number of critical payment processing and business solutions products and services to Popular and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we are able to gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with revenue and earnings stability.

Highly Scalable, End-to-End Technology Platforms

Our diversified business model is supported by our scalable, end-to-end technology platforms which allows us to provide a broad range of transaction processing services and develop and deploy technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $160 million over the last five years on technology investments, including POS, to continue to build the capacity and functionality of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

Experienced Management Team with a Strong Track Record of Execution

We have grown our revenue organically by introducing new products and services and expanding our geographic footprint throughout Latin America. We have a proven track record of creating value from operational and technology improvements and capitalizing on cross-selling opportunities. We have combined new leadership at EVERTEC, bringing many years of industry experience, with long-standing leadership at the operating business level. In April 2015, Morgan M. Schuessler, Jr., former President of International for Global Payments, Inc., joined our management team as President and Chief Executive Officer. In May 2015, Mariana Lischner Goldvarg joined the Company as President for our Latin America operations. Prior to joining the Company, she served as President of Equifax Latin America. In September 2015, Peter J.S. Smith, former Chief Accounting Officer of Fidelity National Information Services, joined our management team as Chief Financial Officer. In 2012, Philip Steurer, former Senior Vice President of Latin America for First Data Corporation, joined our management team as our Chief Operating Officer. Our management has extensive experience managing and growing transaction processing businesses in Latin America as well as North America, Asia and Europe. Collectively our management team benefits from an average of over 20 years of industry experience and we believe they are well positioned to continue to drive growth across business lines and regions. In 2016, Guillermo Rospigliosi, former Managing Director for Latin America at CyberSource, a Visa subsidiary, joined the company as the Executive Vice President of Product Management & Marketing of EVERTEC, with 20 years of experience in the Payments, Financial Services, Innovation, and Technology sectors.

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

Expand in the Latin American Region

We believe there is substantial opportunity to expand our businesses in the Latin American region. We believe that we have a competitive advantage relative to U.S. competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technological needs, language and culture. We believe significant growth opportunities exist in a number of large markets such as Colombia, México, and Chile, among others. We also believe that there is an opportunity to provide our services to existing financial institution customers in other regions where they operate. Additionally, we continually evaluate our strategic plans for geographic expansion, which can be achieved through joint ventures, partnerships, alliances or strategic acquisitions. For a description of risks associated with obtaining regulatory approvals and other risks associated with strategic transactions, see “Item 1A. Risk Factors—Risks Related to Our Business—Our expansion and selective acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses.”

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

Merchant Acquiring

According to the September 2016 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. Our merchant acquiring business provides services to merchants that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant acquiring services includes, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, the settlement of funds with the participating financial institution, detailed sales reports and customer support. In 2016, our merchant acquiring business processed over 370 million transactions.

Our Merchant Acquiring business generated $91.2 million, or 23.4%, of total revenues and $31.1 million, or 22.2%, of total segment income from operations for the year ended December 31, 2016.

Payment Processing

We are the largest card processor and card network service provider in the Caribbean. We provide a diversified suite of payment processing products and services to blue chip regional and global corporate customers, government agencies, and financial institutions across Latin America and the Caribbean. These services provide the infrastructure technology necessary to facilitate the processing and routing of payments across the transaction processing value chain.

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

To connect the POS terminals to card issuers, we own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. The ATH network and processing businesses processed over two billion transactions in 2016.

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

We have been the main provider of EBT services to the Puerto Rican government since 1998. Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system and serves over 806,000 active participants.

Our Payment Processing business accounted for $111.5 million, or 28.6%, of total revenues and $52.1 million, or 37.2%, of total segment income from operations for the year ended December 31, 2016.

Business Solutions

We provide our financial institutions, corporate and government customers with a wide suite of business process management solutions including specifically core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. In addition, we believe we are the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean.

Our Business Solutions business accounted for $186.8 million, or 47.9%, of total revenues and $56.8 million, or 40.6%, of total segment income from operations for the year ended December 31, 2016.

For additional information regarding the Company’s segments refer to Note 22 of the Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Competition

Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance, and support the applications or services, and price. We believe that we compete well in each of these categories. In addition, we believe that our relationship with Popular, scale and expertise, and financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings and helps us compete with large global competitors with similar assets to ours.

In merchant acquiring, we compete with several other service providers and financial institutions, including Vantiv, Inc., First Data Corporation, Global Payments Inc., Elavon, Inc., Sage Payment Solutions, independent sales organizations and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, brand awareness, strength of the relationship with financial institutions, system functionality, integration service capabilities and innovation. Our business is also impacted by the expansion of new payments methods and devices, card association business model expansion, and bank consolidation.

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

Intellectual Property

We own numerous registrations for several trademarks in different jurisdictions and own or have licenses to use certain software and technology, which are critical to our business and future success. For example, we own the ATH and EVERTEC trademarks in several jurisdictions, which are associated by the public, financial institutions and merchants with high quality and reliable electronic commerce, payments, and debit network solutions and services. Such goodwill allows us to be competitive, retain our customers, and expand our business. Further, we also use a combination of (i) proprietary software, and (ii) duly licensed third party software to operate our business and deliver secure and reliable products and services to our customers. The licensed software is subject to terms and conditions that we considered within the industry standards. Most are perpetual licenses and the rest are term licenses with renewable terms. In addition, we monitor these license agreements and maintain close contact with our suppliers to ensure their continuity of service.

We seek to protect our intellectual property rights by securing appropriate statutory intellectual property protection in the relevant jurisdictions, including patents. We also protect proprietary know-how and trade secrets through company confidentiality policies, licenses, programs, and contractual agreements.

Employees

As of December 31, 2016, we employed approximately 1,650 persons across 8 countries in the United States, Latin America and the Caribbean. None of our employees are subject to collective bargaining agreements, and we consider our relationships with our employees to be good. We have not experienced any work stoppages.

Government Regulation and Payment Network Rules

Oversight by the Federal Reserve

Popular is a bank holding company that has elected to be treated as a financial holding company under the provisions of the Gramm-Leach-Bliley Act of 1999. As long as we are deemed to be a “subsidiary” of Popular for purposes of the Bank Holding Company (“BHC”) Act, we will be subject to regulation and oversight by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and our activities will be subject to several related significant restrictions, the more significant of which are discussed below.

Transactions with Affiliates

As long as we are deemed to be an affiliate of Popular for purpose of the affiliate transaction rules found in Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, we will be subject to various restrictions on our ability to borrow from, and engage in certain other transactions with Popular’s bank subsidiaries, Banco Popular and Banco Popular North America (“BPNA”). In general these rules require that any “covered transaction” that we enter into with Banco Popular or BPNA (or any of their respective operating subsidiaries), as the case may be, must be secured by designated amounts of specified collateral and must be limited to 10% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. In addition, all “covered transactions” between Banco Popular or BPNA, on the one hand, and Popular and all of its subsidiaries and affiliates on the other hand, must be limited to 20% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Permissible Activities

As long as we are deemed to be controlled by Popular for bank regulatory purposes, we may conduct only those activities that are authorized for a bank holding company or a financial holding company under the BHC Act, the Federal Reserve Board’s Regulation K and other relevant U.S. federal banking laws. These activities generally include activities that are related to banking, financial in nature or incidental to financial activities. In addition, restrictions placed on Popular as a result of supervisory or enforcement actions may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. For as long as we are deemed to be a foreign subsidiary of a bank holding company under the Federal Reserve Board’s regulations, we will rely on the authority granted under the Federal Reserve Board’s Regulation K to conduct our data processing, management consulting and related activities outside the United States. The Federal Reserve Board’s Regulation K generally limits activities of a bank holding company outside the United States that are not banking or financial in nature, specifically permitted under Regulation K to foreign subsidiaries or necessary to carry on such activities that are not otherwise permissible for a foreign subsidiary under the banking regulations. We continue to engage in certain activities outside the scope of such permissible activities pursuant to authority under the Federal Reserve Board’s Regulation K, which allows a bank holding company to retain, in the context of an acquisition of a going concern, such otherwise impermissible activities if they account for not more than 5% of either the consolidated assets or consolidated revenues of the acquired organization.

New lines of business, other new activities, divestitures or acquisitions that we may wish to commence in the future may not be permissible for us under the BHC Act, Regulation K or other relevant U.S. federal banking laws. Further, as a result of being subject to regulation and supervision by the Federal Reserve Board, we may be required to obtain the approval of the Federal Reserve Board before engaging in certain new activities or businesses, whether organically or by acquisition, unless such activities are considered financial in nature. More generally, the Federal Reserve Board has broad power to approve, deny or refuse to act upon applications or notices for us to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. If we are unable to obtain approval on a timely basis, are delayed in receiving approval or do not receive approval, this may make transactions more expensive or may make us less attractive to potential sellers.

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

The regulations (a) limit debit transaction interchange fees to $.21 + (5 bps times the value of the transactions) + $.01 (as a fraud adjustment for issuers that have in place policies and measures to address fraud); (b) require that issuers must enable at least two unaffiliated payment card networks on their debit cards without regard to authentication method; and (c) prohibit card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and restrict card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. The Dodd-Frank Act also allows merchants to set minimum dollar amounts (currently, not to exceed $10) for the acceptance of a credit card and provide discounts or incentives to entice consumers to pay with various payment methods, such as cash, checks, debit cards or credit cards, as the merchant prefers.

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

The Dodd-Frank Act assigned most of the regulatory responsibilities previously exercised by the federal banking regulators and other agencies with respect to consumer financial products and services and other additional powers to the CFPB. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service, and has authority to enforce consumer financial protection laws and CFPB rules. We are subject to regulation and enforcement by the CFPB because we are an affiliate of Banco Popular (which is an insured depository institution with greater than $10 billion in assets) for bank regulatory purposes and because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. Various proposals have been made to either eliminate or restructure the CFPB. It is possible that during the current administration one or more of the various proposals could become law. It is unclear whether or how any such change could affect the manner in which our consumer product and service activities in which we engage. One possibility is that regulatory responsibility would be reallocated to the various bank regulatory agencies.

Other Government Regulations

In addition to oversight by the Federal Reserve Board, our services are subject to a broad range of complex federal, state, Puerto Rico and foreign regulation, including privacy laws, international trade regulations, the Bank Secrecy Act and other anti-money laundering laws, anti-trust and competition laws, the U.S. Internal Revenue Code, the PR Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and other Puerto Rico laws and regulations. Failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide such services, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation (in addition to oversight by the Federal Reserve Board) that impact our business are described below.

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

Anti-trust and Competition Laws

We are required to comply with various federal, local and foreign competition and anti-trust laws, including the Sherman Act, Clayton Act, Hart-Scott-Rodino Antitrust Improvements Act, Robinson-Patman Act, Federal Trade Commission Act and Puerto Rico Anti-Monopoly Act. In general, competition laws are designed to protect businesses and consumers from anti-competitive behavior. Competition and anti-trust law investigations can be lengthy and violations are subject to civil and/or criminal fines and other sanctions for both corporations and individuals that participate in the prohibited conduct. Class action civil anti-trust lawsuits can result in significant judgments, including in some cases, payment of treble damages and/or attorneys’ fees to the successful plaintiff. See “Item 1A. Risk Factors—Risks Related to Our Business—Failure to comply with U.S. state and federal antitrust requirements, or the Puerto Rico Anti-Monopoly Act, and government investigations into our compliance, could adversely affect our business.”

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

Geographic Concentration

Our revenue composition by geographical area is based in Latin America and Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala, Colombia and Panamá. The Caribbean includes Puerto Rico, the Dominican Republic and Virgin Islands, among others. See Note 22 of Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to geographic areas.

Seasonality

Our payment businesses generally experience increased activity during the traditional holiday shopping periods and around other nationally recognized holidays.

Available Information

EVERTEC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to such reports (if applicable) filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, through our website, http://www.evertecinc.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, we make available on our website under the heading of “Corporate Information” our: (i) Code of Ethics; (ii) Code of Ethics for Service Providers; (iii) Corporate Governance Guidelines; (iv) the charters of the Audit, Compensation and Nominating and Corporate Governance committees, and also we intend to disclose any amendments to the Code of Ethics. The aforementioned reports and materials can also be obtained free of charge upon written request or telephoning to the following address or telephone number:

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

Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. In 2016, products and services billed to Popular accounted for approximately 45% of our total revenues, of which approximately 83% (or approximately 37% of total revenues) are derived from core bank processing and related services for Popular and approximately 17% (or approximately 8% of total revenues) are transaction processing activities driven by third parties. The majority of Popular’s business is presented in the Business Solutions segment. If Popular were to terminate, fail to perform under, or fail to renew the Master Services Agreement (“MSA”), which currently expires in 2025, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced which, in turn, could potentially limit our ability to renegotiate our debt.

We depend, in part, on our merchant relationships and our alliance with Banco Popular, a wholly-owned subsidiary of Popular, to grow our merchant acquiring business. If we are unable to maintain these relationships and this alliance, our business may be adversely affected.

Growth in our merchant acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our relationship with Banco Popular. A substantial portion of our business is generated from our Independent Sales Organization Sponsorship and Services Agreement with Banco Popular.

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

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with private clients generally run for a period of one to five years, except for the Master Services Agreement with Popular, which has a term of 15 years, and approximately 9 years remaining on the contract, and provide for termination fees upon early termination. Our government contracts generally run for one year without automatic renewal periods due to requirements of the government procurement rules and related fiscal funding requirements. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and senior secured credit facilities.

We are highly leveraged. As of December 31, 2016, the total principal amount of our indebtedness was approximately $659.5 million. Our high degree of leverage could have important consequences for you, including:

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

For the year ended December 31, 2016, our cash interest expense on the senior secured credit facilities amounted to $22.5 million. Our interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at a variable rate. At December 31, 2016, we had approximately $659.5 million aggregate principal amount of variable rate indebtedness under the senior secured credit facilities of which $200 million is fixed with an interest rate swap. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2016 under the senior secured credit facilities would increase our annual interest expense by approximately $4.6 million when taking into consideration the referenced fixed interest rate swap.

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

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other unanticipated damage to property or physical assets. Such an incident occurred on January 9, 2016, when our payments network suffered a two hour interruption of service. Such disruptions may give rise to losses in service to customers and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations, damage our reputation and materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, by causing a loss of confidence in our services that leads to a decrease in use of our services, and by exposing us to litigation, regulatory fines, penalties or other sanctions or losses not covered by insurance.

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

For 2016, the Company used a “qualitative assessment” option or “step zero” for the goodwill impairment test for all of its reporting units. With this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If the answer is no, then the fair value of the reporting unit does not need to be measured, and step one and step two are bypassed. In assessing the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, the Company uses a combination of factors such as general macroeconomic conditions, industry and market conditions, overall financial performance and the entity and reporting unit specific events. In 2016, step one and step two were bypassed for all reporting units.

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

Additionally, as a provider of services to financial institutions, such as card processing services, we are subject directly (or indirectly through our clients) to the same laws, regulations, industry standards and limitations on disclosure of the information we receive from our customers that apply to the customers themselves. If we fail to comply with these regulations, standards and limitations, we could be exposed to claims for breach of contract, fines, governmental proceedings, or prohibitions on card processing services. In addition, as more restrictive privacy laws, rules or industry security requirements are adopted in the future on the federal or local level or by a specific industry body, the change could have an adverse impact on us through increased costs or restrictions on business processes. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standards or contracts.

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

Regulation of the electronic payment card industry, including regulations applicable to us and our customers, has increased significantly in recent years. There is also increasing scrutiny by the U.S. Congress of the manner in which payment card networks and card issuers set various fees, from which some of our customers derive significant revenue. For example, on July 21, 2010, the Dodd-Frank Act was signed into law in the United States. The Durbin Amendment contains requirements relating to payment card networks. To implement this provision, the Federal Reserve adopted rules which took effect on October 1, 2011 and April 1, 2012. These rules, among other things, place certain restrictions on the interchange transaction fees that a card issuer can receive for an electronic debit transaction originated at a merchant and also places various exclusivity prohibitions and routing requirements on such transactions. To date, the Durbin Amendment has had mixed implications for our business, but the overall net impact has been positive due to lower interchange costs improving the overall margins of the business. However, we cannot assure you that this trend will continue, and we believe that any future impact (positive or negative) resulting from the Durbin Amendment and subsequent developments is uncertain due to the competitive landscape in which we operate. Further, banking regulators have been strengthening their examination guidelines with respect to relationships between banks and their third-party service providers, such as EVERTEC. Any such heightened supervision of our relationship with Popular could have an effect on our contractual relationship with Popular as well as on the standards applied in the evaluation of our services. See “Item 1. Business—Government Regulation and Payment Network Rules—Regulatory Reform and Other Legislative Initiatives.”

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

Our business concentration in Puerto Rico and our business with the government of Puerto Rico expose us to significant risks.

For the fiscal years ended December 31, 2016 and 2015, approximately 84% and 86%, respectively, of our total revenues were generated from our operations in Puerto Rico. In addition, some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly adversely impacted by adverse economic or political developments in Puerto Rico.

In 2016, the government of Puerto Rico was our second largest customer representing approximately 7% of our total revenues. Revenues from the government of Puerto Rico come from numerous agencies and public corporations. We believe a substantial portion of the services we provide to the government of Puerto Rico are mission-critical or essential. Some of the government-sponsored initiatives we provide are indirectly funded in part by U.S. federal government programs. The government of Puerto Rico is currently experiencing a fiscal crisis (as described further in the following risk factor). A federal law adopted in June 2016 creates an Oversight Board with broad budgetary and financial powers over Puerto Rico’s budget, laws, financial plans and regulation, and imposes an automatic temporary stay on all litigation against Puerto Rico and its instrumentalities to enforce or collect claims against the Puerto Rico government. If the Puerto Rico government defaults in payment, delays or withholds payment to us, we may not be able to enforce our claims against the government until the stay is lifted and may not be able to recover the full amount on the receivables due to us. In addition, the Puerto Rico government may elect not to renew contracts for our services, or the Oversight Board may decide not to approve the budget for them. While we believe that the government of Puerto Rico will continue to engage our services despite the challenging financial situation it is currently facing, a failure of the government to do so or the Oversight Board to approve the required budget could have a material adverse impact on our financial condition and results of operations.

In addition, severe weather conditions that are prevalent in tropical climates and other natural disasters, could negatively affect, among other things, our ability to provide services, as well as our physical locations, property and equipment, and could have a material adverse effect on our financial condition and results of operations.

A prolongation of the Government of Puerto Rico’s fiscal crisis, or worsening of the crisis, could slow the Puerto Rico economy, delay Government payments and negatively affect consumer spending.

The Commonwealth of Puerto Rico has been in economic recession since 2006. In August 2015, the government defaulted for the first time on the Public Finance Corporation bonds. In April 2016, the Puerto Rico governor signed a debt moratorium law that gave the governor emergency powers to deal with the fiscal crisis, including the ability to declare a moratorium on any debt payment. On June 30, 2016, the U.S. President signed into law the Puerto Rico Oversight, Management and Economic Stability Act (PROMESA). PROMESA establishes a fiscal oversight and management board (the “Oversight Board”) comprised of seven voting members appointed by the President. The Oversight Board was constituted in September of 2016, has broad budgetary and financial powers over Puerto Rico’s budget, laws, financial plans and regulations, including the power to approve restructuring agreements with creditors, file petitions for restructuring and reform the electronic system for the tax collection. The Oversight Board also has ultimate authority in preparing the Puerto Rico government’s budget and any issuance of future debt by the government and its instrumentalities. In addition, PROMESA imposes an automatic stay on all litigation against Puerto Rico and its instrumentalities, as well as any other judicial or administrative actions or proceedings to enforce or collect claims against the Puerto Rico government. This stay is currently in effect up to May 2017 and can be extended by the Oversight Board or U.S. District Court of Puerto Rico.

As long as the fiscal crisis endures, the Commonwealth of Puerto Rico and its instrumentalities, subject to the oversight of the Oversight Board (collectively the “Government”), may be unable to access the capital markets to place new debt or roll its upcoming maturities, and the Government may reduce spending, impose new taxes, and take other actions which could slow the economy. A prolonged recession or future fiscal measures may negatively impact our business. The continuing challenging economic environment could affect our customer base, depress general consumer spending, and lengthen the Government’s payments, thus increasing our Government accounts receivables; these outcomes, if realized, could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2016, the Company has no direct exposure to the Government’s debt obligations, including those of its instrumentalities or municipalities. The Company has accounts receivable with the Puerto Rico government and its agencies amounting to $18.0 million as of December 31, 2016 down from $18.4 million as of December 31, 2015.

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

Our trademarks, proprietary software, and other intellectual property, including technology/software licenses, are important to our future success. For example, the ATH trademark and trade name is recognized in Latin America and the Caribbean. Therefore, such marks represent substantial intangible assets and are important to our business. Limitations or restrictions on our ability to use such marks or a diminution in the perceived quality associated therewith could have an adverse impact on the growth of our businesses. We also rely on proprietary software and technology, including third party software that is used under licenses. It is possible that others will independently develop the same or similar software or technology, which would permit them to compete with us more efficiently. Furthermore, if any of the third party software or technology licenses are terminated or otherwise determined to be unenforceable, then we would have to obtain a comparable license, which may involve increased license fees and other costs.

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

Failure to comply with U.S. state and federal antitrust requirements, or the Puerto Rico Anti-Monopoly Act, and government investigations into our compliance, could adversely affect our business.

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

In February 2016, the Department of Justice of the Commonwealth of Puerto Rico announced that it initiated a formal investigation into whether we had engaged in conduct that interferes with free competition with respect to the products and services we provide within the Commonwealth of Puerto Rico and which conduct could constitute a violation of the Puerto Rico Anti-Monopoly Act, Law 77 of June 25, 1964. In August 2016, we received official confirmation that the Puerto Rico Department of Justice had formally closed its investigation and concluded that we had not engaged in such conduct. However, there can be no assurance that another such investigation will not be initiated in the future. If there is another such investigation, an adverse finding could lead to restrictions on our business, or our being required to take action, that has a materially adverse effect on our financial condition and results of operations. Any such effect, or the perception by investors as to the likelihood of such an effect, could have a material adverse effect on our stock price.

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

Our subsidiary, EVERTEC Group, benefits from a preferential tax exemption grant from the Puerto Rico Government under the Tax Incentive Act No. 73 of 2008 that imposes certain commitments, conditions and representations on EVERTEC Group. If EVERTEC Group does not comply with the terms of the grant, EVERTEC Group may be subject to reduction of the benefits of the grant, tax penalties, other payment obligations or full revocation of the grant, which could have a material adverse effect on our financial condition, results of operations and our stock price.

EVERTEC Group has a tax exemption grant under the Tax Incentive Act No. 73 of 2008 from the Government of Puerto Rico. Under this grant, EVERTEC Group will benefit from a preferential income tax rate of 4% on industrial development income, as well as from tax exemptions with respect to its municipal and property tax obligations for certain activities derived from its data processing operations in Puerto Rico. The grant has a term of 15 years effective as of January 1, 2012 with respect to income tax obligations and July 1, 2013 and January 1, 2013 with respect to municipal and property tax obligations, respectively.

The grant contains customary commitments, conditions and representations that EVERTEC Group will be required to comply with in order to maintain the grant. The more significant commitments include: (i) maintaining at least 750 employees in EVERTEC Group’s Puerto Rico data processing operations during 2012 and at least 700 employees for the remaining years of the grant, (ii) investing at least $200.0 million in building, machinery, equipment or computer programs to be used in Puerto Rico during the effective term of the grant (to be made over four year capital investment cycles in $50.0 million increments), (iii) an additional best efforts capital investments requirement of $75.0 million by December 31, 2026 (to be made over four year capital investment cycles in $20.0 million the first three increments and $15.0 million the last increment); and (iv) 80% of EVERTEC Group employees must be residents of Puerto Rico. Failure to meet the requirements could result, among other things, in reductions in the benefits of the grant, tax penalties, other payment obligations or revocation of the grant in its entirety, which could have a material adverse effect on our financial condition, results of operations and our stock price.

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

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. These requirements may place a strain on our systems and resources. Under Section 404 of the Sarbanes-Oxley Act, we are required to include a report of management on our internal control over financial reporting in this Annual Report on Form 10-K for the year ended December 31, 2016. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report on our internal control over financial reporting in future years, investors may lose confidence in our financial reports and our stock price may decline. In addition, a material weakness in our internal controls over financial reporting could lead to the occurrence of material misstatements in our financial statements and we could be required to restate our financial results. Our failure to file timely and file materially complete and accurate financial information in our reports with the SEC could lead to a number of adverse consequences, including a loss of confidence by our investors, a default under our credit facility, or a violation of NYSE’s listing rules that could lead to our delisting. Any of these results could have a material adverse effect on our business and results of operations and on the trading price of our common stock.

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

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 72,635,032 are outstanding as of January 31, 2017. All of these shares, other than the 11,654,803 shares held by Popular and the shares held by our officers and directors, are freely transferable without restriction or further registration under the Securities Act.

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

In addition to the $72 million which was available for borrowing under our revolving credit facility as of December 31, 2016, the terms of the senior secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

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

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the covenants in the senior secured credit facilities require us to maintain a maximum senior secured leverage ratio and also limit our capital expenditures. In addition, we are required to comply with certain non-monetary covenants, including the timely delivery of financial statements that fairly present, in all material respects in accordance with GAAP, our financial condition and results of operations.

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

Item 3. Legal Proceedings

We are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel and other factors, that the aggregate liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition, results of operations and the cash flows of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE under the symbol “EVTC”. The following table sets forth the high and low sales prices of our common stock as reported by the NYSE, for each full quarterly period within the two most recent fiscal years. As of February 17, 2017, the approximate number of record holders of our common stock was 202. The closing price as reported on the NYSE of our common stock on such date was $17.20 per share.

	Price Range
	High	Low
2016
First Quarter	$16.63	$11.27
Second Quarter	16.32	12.98
Third Quarter	17.62	15.13
Fourth Quarter	18.60	14.15
2015
First Quarter	22.87	19.36
Second Quarter	23.12	20.13
Third Quarter	21.71	17.42
Fourth Quarter	19.66	14.93

Dividends

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof each quarter by our Board. The following table provides a detail of dividend information for 2016 and 2015:

Declaration Date	Record Date	Payment Date	Dividend per share
February 18, 2015	March 2, 2015	March 19, 2015	0.10
May 6, 2015	May 18, 2015	June 5, 2015	0.10
August 5, 2015	August 17, 2015	September 3, 2015	0.10
November 4, 2015	November 16, 2015	December 4, 2015	0.10
February 17, 2016	February 29, 2016	March 17, 2016	0.10
May 11, 2016	May 23, 2016	June 10, 2016	0.10
July 28, 2016	August 9, 2016	September 2, 2016	0.10
October 27, 2016	November 14, 2016	December 2, 2016	0.10

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

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of a publicly announced program	Aproximate dollar value of shares that may yet be purchased under the program (1)
2/1/2016 - 2/29/2016	212,863	11.555	212,863
6/1/2016 - 6/30/2016	830,516	15.827	830,516
8/1/2016 - 8/31/2016	210,000	16.980	210,000
9/1/2016 - 9/30/2016	625,285	16.836	625,285
11/1/2016 - 11/30/2016	428,863	15.701	428,863
12/1/2016 - 12/31/2016	196,900	17.861	196,900

	2,504,427	$15.950	2,504,427	$80,012,223

(1)	On September 24, 2014, the Company announced a stock repurchase program authorizing the purchase of up to $75 million of the Company’s common stock over the next twelve months. On February 17, 2016, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December, 31 2017.

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

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	20,000	$6.04	6,648,508

Stock Performance Graph

The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act of 1933 or the Exchange Act.

The following graph shows a comparison from April 12, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2016 of the cumulative total return for our common stock, the S&P 500 Index and the S&P Technology Index. The graph assumes that $100 was invested on April 12, 2013 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of forty-five months cumulative total return of EVERTEC Inc.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2016, 2015 and 2014 have been derived from the audited consolidated financial statements of EVERTEC, included in this Annual Report on Form 10-K.

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

	Year ended December 31,
(Dollar amounts in thousands, except per share data)	2016	2015	2014	2013	2012
Statements of Income Data:
Revenues:
Merchant Acquiring, net	$91,248	$85,411	$79,136	$73,616	$69,591
Payment Processing	111,507	108,320	104,713	100,104	95,607
Business Solutions	186,752	179,797	177,939	184,682	175,437

Total revenues	389,507	373,528	361,788	358,402	340,635

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	175,809	167,916	157,537	162,980	159,183
Selling, general and administrative expenses	46,986	37,278	41,276	38,810	31,686
Depreciation and amortization	59,567	64,974	65,988	70,366	71,492

Total operating costs and expenses	282,362	270,168	264,801	272,156	262,361

Income from operations	107,145	103,360	96,987	86,246	78,274

Interest income	377	495	328	236	320
Interest expense	(24,617)	(24,266)	(25,772)	(37,417)	(54,721)
(Losses) earnings of equity method investment	(52)	147	1,140	935	564
Other income (expenses)	544	2,306	2,375	(75,682)	(8,491)

Income (loss) before income taxes	83,397	82,042	75,058	(25,682)	15,946
Income tax expense (benefit)	8,271	(3,335)	8,901	1,435	(59,136)

Net income (loss)	75,126	85,377	66,157	(27,117)	75,082
Less: Net income attributable to non-controlling interest	90	—	—	—	—

Net income (loss) attributable to EVERTEC Inc.’s common stockholders	$75,036	$85,377	$66,157	$(27,117)	$75,082

Net income (loss) per common share—basic	$1.01	$1.11	$0.84	$(0.34)	$1.03

Net income (loss) per common share—diluted	$1.01	$1.11	$0.84	$(0.34)	$0.98

Cash dividends declared per common share (1)	$0.40	$0.40	$0.40	$0.20	$4.39

(1)	Adjusted to reflect the two for one stock split effective April 1, 2013.

	December 31,
(Dollar amounts in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash	$51,920	$28,747	$32,114	$22,275	$25,634
Total assets	885,662	863,654	885,321	918,863	978,525
Total long-term liabilities	648,324	662,939	691,085	705,872	759,387
Total debt	650,759	662,699	681,240	725,648	746,787
Total equity	108,175	98,214	94,840	87,972	101,593

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the years ended December 31, 2016, 2015 and 2014; and (ii) the financial condition as of December 31, 2016 and 2015. See Note 1 of the Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is a leading full-service transaction processing business in Latin America, providing a broad range of merchant acquiring, payment processing and business process management services. According to the September 2016 Nilson Report we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 18 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Our broad suite of services spans the transaction processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through a highly scalable, end-to-end technology platform that we manage and operate in-house and that generates significant operating efficiencies that enable us to maximize profitability.

We sell and distribute our services primarily through a proprietary direct sales force with established customer relationships. We are also building a variety of indirect sales channels that enable us to leverage the distribution capabilities of partners in adjacent markets, including value-added resellers. We continue to pursue joint ventures and merchant acquiring alliances.

We benefit from an attractive business model, the hallmarks of which are recurring revenue, scalability, significant operating margins and low capital expenditure requirements. Our revenue is predominantly recurring in nature because of the mission-critical and embedded nature of the services we provide. In addition, we generally negotiate multi-year contracts with our customers. Our business model enables us to continue to grow our business organically without significant incremental capital expenditures.

Separation from and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of, the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, and several related agreements with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to use EVERTEC services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with those of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement. As of December 31, 2016, Popular retained a 16.05% interest in EVERTEC.

2016 Developments

The Company’s Board of Directors approved regular quarterly dividends of $0.10 per common share in February, May, July and October of 2016.

On March 1, 2016, the Company completed the purchase of 65% of the share capital of Processa SAS.

On November 4, 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment to the Credit Agreement, dated as of April 17, 2013. Among other things, the amendment to the Credit Agreement extends the maturity of (a) approximately $219 million of the Borrower’s existing approximately $250 million of term loan A facility to January 17, 2020 and (b) $65 million of the Borrower’s existing $100 million of revolving credit facility to January 17, 2020. The remaining approximately $30 million of term loan A facility and the $35 million of revolving credit facility that were not extended will remain in place and mature as originally scheduled on April 17, 2018.

On December 14, 2016, the Company completed the purchase of certain assets, including the customer relationship, of Accuprint, Inc., a data management and printing services company in Puerto Rico.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, and that this ongoing shift will continue to generate substantial growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. We also benefit from the trend for financial institutions and government agencies to outsource technology systems and processes. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate.

The Puerto Rico government is experiencing a debt crisis and has defaulted on several of its debt payments, stating that it is unable to both service its debt and continue to provide essential services to its citizens. An emergency moratorium on debt payments was implemented by the Puerto Rico government to ensure continuity of essential services to Puerto Rico citizens. The Puerto Rican government is a large customer of ours and many Puerto Rican businesses and if it is unable to pay its obligations as they become due or at all, this will likely have an adverse impact on the island’s economy.

On June 30, 2016, the U.S. President signed into law PROMESA. PROMESA establishes a fiscal oversight and the Oversight Board comprised of seven voting members appointed by the President. The Oversight Board has broad budgetary and financial powers over Puerto Rico’s budget, laws, financial plans and regulations, including the power to approve restructuring agreements with creditors, file petitions for restructuring and reform the electronic system for the tax collection. The Oversight Board will have ultimate authority in preparing the Puerto Rico government’s budget and any issuance of future debt by the government and its instrumentalities. In addition, PROMESA imposes an automatic stay on all litigation against Puerto Rico and its instrumentalities, as well as any other judicial or administrative actions or proceedings to enforce or collect claims against the Puerto Rico government. This stay is currently in effect up to May 2017 and can be extended by the Oversight Board or U.S. District Court of Puerto Rico.

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

We are also concerned that the crisis could further accelerate the ongoing emigration trend of Puerto Rico residents to the United States, which has a negative impact on the island’s economy and our business.

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

We base our assumptions, estimates, and judgments on historical experience, current events and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. A summary of significant accounting policies is included in Note 1 of the Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical; require the most difficult, subjective or complex judgments; and thus result in estimates that are inherently uncertain.

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 605 Revenue Recognition; ASC 605-25, Revenue Recognition-Multiple Element Arrangements; and; ASC 985, Software, which provide guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements.

The Company recognizes revenue when the following four criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery and acceptance has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collection is reasonably assured. For multiple deliverable arrangements, EVERTEC evaluates each arrangement to determine if the elements or deliverables within the arrangement represent separate units of accounting pursuant to ASC 605-25. If the deliverables are determined to be separate units of accounting, revenues are recognized as units of accounting are delivered and the revenue recognition criteria are met. If the deliverables are not determined to be separate units of accounting, revenues for the delivered services are combined into one unit of accounting and recognized (i) over the life of the arrangement if all services are consistently delivered over such term, or if otherwise, (ii) at the time that all services and deliverables have been delivered. The selling price for each deliverable is based on vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or Management’s best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. EVERTEC establishes VSOE of selling price using the price charged when the same element is sold separately. EVERTEC bifurcates or allocates the arrangement consideration to each of the deliverables based on the relative selling price of each unit of accounting.

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

Revenues from business contracts in the Company’s Merchant Acquiring segment are primarily comprised of discount fees charged to the merchants based on the sales amount of transactions processed. Revenues include a discount fee and membership fees charged to merchants and debit network fees as well as point-of-sale (“POS”) rental fees. Pursuant to the guidance from ASC 605-45-45, Revenue Recognition–Principal Agent Considerations, EVERTEC records Merchant Acquiring revenues net of interchange and assessments charged by the credit and debit card network associations and recognizes such revenues at the time of the sale (when a transaction is processed).

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

For 2016, the Company used a “qualitative assessment” option or “step zero” for the goodwill impairment test for all of its reporting units. With this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If the answer is no, then the fair value of the reporting unit does not need to be measured, and step one and step two, as explained below, are bypassed. In assessing the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, the Company uses a combination of factors such as industry and market conditions, overall financial performance and the entity and reporting unit specific events.

In the past, the goodwill impairment test used was a two-step process at each reporting unit level. The first step used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds the fair value, there is an indication of potential impairment and the second step of the goodwill impairment analysis is required. The second step consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

For the years ended December 31, 2016, 2015 and 2014, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with a definitive useful life are amortized using the straight-line method or an accelerated method. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Other identifiable intangible assets with a definitive useful life include a customer relationship, trademark, software packages and a non-compete agreement acquired during September 2010 when Apollo acquired a 51% indirect ownership interest in EVERTEC as part of a merger (the “Merger”); a customer relationship asset acquired in 2015 from a local bank in Puerto Rico, and customer relationship assets acquired as part of business combination transactions in 2016.

The customer relationship assets were valued using the excess earnings method under the income approach. Trademark assets were valued using the relief-from-royalty method under the income approach. Software packages, which include capitalized software development costs, were recorded at cost. The non-compete agreement was valued based on the estimated impact that theoretical competition would have on revenues and expenses.

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

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the consolidated financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income taxes on its consolidated statements of income and comprehensive income. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.

All companies within EVERTEC are legal entities which file separate income tax returns.

Share-based Compensation

The Company estimates the fair value of stock-based awards, on a contemporaneous basis, at the date they are granted using the Black-Scholes-Merton option pricing model for Tranche A options and the Monte Carlo simulation analysis for Tranche B and Tranche C options and market based restricted stock units (“RSUs”) using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date or the yield of a 2-year or 3-year Treasury bond, as applicable. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in the Company’s industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date and, in certain cases, assumes that those dividends will be reinvested over the performance period. The expected term for stock options granted under the 2010 Plan was based on the vesting time of the options. For the stock options granted under the 2013 Plan, the simplified method was used to estimate the expected term, given that the Company did not have appropriate exercise data on which to base the estimate nor is exercise data relating to employees of comparable companies easily obtainable. Performance and time based RSUs and restricted stock are valued based on the market price of the Company’s stock at the grant date.

Upon option exercise or restricted stock or RSUs release, participants may elect to “net share settle”. Rather than requiring the participant to deliver cash to satisfy the exercise price, for options exercise, and statutory minimum tax withholdings, the Company withholds a sufficient number of shares to cover these amounts and delivers the net shares to the participant. The Company recognizes the associated tax withholding obligation as a reduction of additional paid-in capital.

As compensation expense is recognized, a deferred tax asset is established. At the time stock options are exercised, restricted stock or RSUs are released, a current tax deduction arises based on the value at the time of exercise or release. This deduction may exceed the associated deferred tax asset, resulting in a “windfall tax benefit”. The windfall is recognized in the consolidated balance sheets as an increase to additional paid-in capital, and is included in the consolidated statements of cash flows as a financing inflow.

In determining the amount of cash tax savings realized from the excess share-based compensation deductions, the Company follows the tax law ordering approach. Under this approach, the utilization of excess tax deductions associated with share-based awards is dictated by provision in the tax law that identify the sequence in which such benefits are utilized for tax purposes.

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 2 of the Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the Consolidated Statements of Income and Comprehensive Income. Descriptions of the revenue recognition policies are detailed in Note 1 of the Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Results of Operations

The following tables set forth certain consolidated financial information for the years ended December 31, 2016, 2015 and 2014. These tables and the related discussion should be read in conjunction with the information contained in our Audited Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Comparison of the years ended December 31, 2016 and 2015

The following tables present the components of our audited consolidated statements of income and comprehensive income by business segment and the change in those amounts for the years ended December 31, 2016 and 2015.

Revenues

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	Variance
Merchant Acquiring, net	$91,248	$85,411	$5,837	7%
Payment Processing	111,507	108,320	3,187	3%
Business Solutions	186,752	179,797	6,955	4%

Total revenues	$389,507	$373,528	$15,979	4%

Total revenues increased by $16.0 million to $389.5 million when compared with 2015.

Merchant Acquiring revenue increased $5.8 million or 7% when compared with the prior year. The revenue growth was driven by the addition of the FirstBank of Puerto Rico (“FirstBank”) merchant portfolio in the fourth quarter of 2015, partially offset by a contract change for a merchant acquiring customer to payment processing, lower average ticket as well as other merchant mix shifts.

Payment Processing revenue increased by $3.2 million or 3% primarily driven by an increase in transactions processed over the ATH® debit network and revenue related to the Processa acquisition. These increases were partially offset by a reduction related to the shift in revenue from FirstBank from payment processing to merchant acquiring in 2016, as well as a decrease in revenues due to a delayed project amounting to approximately $4.5 million and lower revenues from the government lottery tax contract terminated in the fourth quarter of 2015.

Business Solutions revenue increased approximately $7.0 million or 4% when compared with 2015. The increase is primarily driven by revenues from core banking activities related to an increase in volume and new services provided. In addition, revenues grew modestly in network services, business process outsourcing and IT Consulting. This growth was partially offset by a decrease in revenue from cash and item processing services.

Operating costs and expenses

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	Variance
Cost of revenues, exclusive of depreciation and amortization shown below	$175,809	$167,916	$7,893	5%
Selling, general and administrative expenses	46,986	37,278	9,708	26%
Depreciation and amortization	59,567	64,974	(5,407)	-8%

Total operating costs and expenses	$282,362	$270,168	$12,194	5%

Operating costs and expenses increased by $12.2 million or 5% to $282.4 million for the year ended December 31, 2016. The increase is primarily driven by a $17.6 million increase in cost of revenues and selling general and administrative expenses, partially offset by a decrease of $5.4 million in depreciation and amortization.

Cost of revenues increased 5% to $175.8 million and was primarily driven by a $4.9 million increase in expenses for revenue sharing referral agreements with certain banks in Puerto Rico and increases in equipment expenses, professional fees and other operating taxes. These increases were partially offset by a $4.5 million decrease in compensation expense as the prior year period includes severance payments as part of voluntary termination offers extended to certain employees which included special termination benefits.

Selling, general and administrative expenses increased by $9.7 million primarily driven by a $4.5 million increase in salaries and benefits including higher share based compensation, coupled with a $3.0 million increase in professional fees mostly due to costs incurred in connection with the restatement.

Depreciation and amortization expense decreased by $5.4 million or 8% compared with 2015. The decrease resulted from lower amortization of software packages primarily related to software acquired as part of the Merger that became fully amortized during the third quarter of 2015.

Income from operations

The following table presents income from operations by reportable segments.

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	Variance
Segment income from operations
Merchant Acquiring, net	$31,051	$36,466	$(5,415)	-15%
Payment Processing	52,071	55,429	(3,358)	-6%
Business Solutions	56,794	50,200	6,594	13%

Total segment income from operations	139,916	142,095	(2,179)	-2%
Merger related depreciation and amortization and other unallocated expenses (1)	(32,771)	(38,735)	5,964	-15%

Income from operations	$107,145	$103,360	$3,785	4%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations increased $3.8 million or 4% compared with 2015. The increase was primarily driven by Business Solutions as revenues in the segment increased year over year while maintaining operating expenses relatively stable and reducing depreciation and amortization expenses. In addition, Merger related depreciation and amortization decreased as some assets were fully amortized towards the end of the prior year. These positive variances were partially offset by a decrease in income from operations in our Merchant Acquiring segments as a result of the aforementioned contract change for a merchant acquiring customer to payment processing coupled with revenues at lower margins from FirstBank. The FirstBank relationship also resulted in increased amortization expense from the customer relationship intangible asset recognized as part of the acquisition. In addition, we experience reduced margin contribution due to increased transactions at a lower ticket price and merchant mix shifts that reduced net revenue. The Payment Processing segment was impacted by the aforementioned project delay which decreased revenues by approximately $4.5 million coupled with an increase in depreciation and amortization expense.

See Note 22 of the Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating expenses

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	Variance
Non-operating income (expenses)
Interest income	$377	$495	$(118)	-24%
Interest expense	(24,617)	(24,266)	(351)	1%
(Losses) earnings of equity method investment	(52)	147	(199)	-135%
Other income, net	544	2,306	(1,762)	-76%

Total non-operating expenses	$(23,748)	$(21,318)	$(2,430)	11%

Total non-operating expenses increased $2.4 million when compared with the prior year. The increase is driven by the $1.5 million loss on extinguishment recorded as part of the debt refinancing transaction completed in the fourth quarter of 2016, which is included in Other income, net, coupled with a $0.4 million increase in interest expense and a $0.2 million decrease in earnings from our equity method investment in the Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”).

Income tax expense (benefit)

Income tax expense for the year ended December 31, 2016 amounted to approximately $8.3 million compared with an income tax benefit of $3.3 million in 2015. The effective tax rate in 2016 was approximately 10%. The prior year tax benefit reflects the reversal of tax liability related to an uncertain tax position for which the statute of limitations expired during the third quarter of 2015.

See Note 18 of the Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding income taxes.

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

Income from operations

The following table presents income from operations by reportable segments.

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	Variance
Segment income from operations
Merchant Acquiring, net	$36,466	$34,362	$2,104	6%
Payment Processing	55,429	58,796	(3,367)	-6%
Business Solutions	50,200	48,299	1,901	4%

Total segment income from operations	142,095	141,457	638	0%
Merger related depreciation and amortization and other unallocated expenses (1)	(38,735)	(44,470)	5,735	-13%

Income from operations	$103,360	$96,987	$6,373	7%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations increased $6.4 million or 7% compared with 2014. The increase in income from operations was primarily driven by an increase in income from Merchant Acquiring and Business Solutions, coupled with a decrease in Merger related depreciation and amortization and other unallocated expenses, partially offset by a decrease in income from Payment Processing. Merchant Acquiring income increased by $2.1 million, primarily driven by an increase in sales volume and spread coupled with increased business from the FirstBank merchant portfolio purchased during the fourth quarter of 2015. Business Solutions income increased by $1.9 million as a result of an increase in Core Banking revenues primarily from the Doral Bank consolidation as well as new projects with Popular. Payment Processing income decreased by $3.4 million as a result of certain repricings that occurred during the fourth quarter of 2014 and reduced revenues from contracts with the Puerto Rico government.

See Note 22 of the Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating expenses

	Years ended December 31,
(Dollar amounts in thousands)	2015	2014	Variance
Non-operating income (expenses)
Interest income	$495	$328	$167	51%
Interest expense	(24,266)	(25,772)	1,506	-6%
Earnings of equity method investment	147	1,140	(993)	-87%
Other income (expenses)	2,306	2,375	(69)	-3%

Total non-operating expenses	$(21,318)	$(21,929)	$611	-3%

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

Income tax (benefit) expense

Income tax benefit for the year ended December 31, 2015 amounted to approximately $3.3 million compared with an income tax expense of $8.9 million in 2014. The $12.6 million increase in tax benefit is primarily driven by the reversal of liabilities related to an uncertain tax position for which the statute of limitations expired during the third quarter of 2015.

See Note 18 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding income taxes.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations and our primary liquidity requirements are the funding of capital expenditures, principal debt repayments and working capital needs. We also have a $100.0 million revolving credit facility, of which $72 million was available as of December 31, 2016.

At December 31, 2016, we had cash of $51.9 million, of which $35.5 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund our Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico are likely subject to tax withholding and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments, share repurchases, debt service, acquisitions and other transactions as opportunities present themselves.

Based on our current level of operations, we believe our cash flows from operations and the available senior secured revolving credit facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses, dividend payments, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.

Comparison of the years ended December 31, 2016 and 2015

The following table presents our cash flows from operations, investing and financing activities for the years ended December 31, 2016 and 2015:

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015
Cash provided by operating activities	$168,054	$162,419
Cash used in investing activities	(54,083)	(53,068)
Cash used in financing activities	(90,798)	(112,718)

Increase (decrease) in cash	$23,173	$(3,367)

Net cash provided by operating activities for the year ended December 31, 2016 was $168.1 million, an increase of $5.6 million compared with 2015. The increase was driven by less cash used to pay accounts payable and accrued liabilities and an increase in unearned income.

Net cash used in investing activities amounted to $54.1 million, primarily driven by additions to software amounting to $23.8 million, acquisitions of property and equipment of $18.5 million and the completion of the Processa and the Accuprint purchase transactions for $15.6 million in cash.

Net cash used in financing activities for the year ended December 31, 2016 amounted to $90.8 million, a decrease of $21.9 million when compared with the prior year. The decrease is driven by less cash used in the repurchase of common stock, coupled with an increase in cash provided by short-term borrowings partially offset by cash paid during the year for amendments made to the Company’s debt agreement, credit amendment fees of $3.6 million and debt issue costs of $4.8 million.

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

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed), additions to property and equipment and business combination transactions, including the purchase of Processa and Accuprint during 2016 for $15.6 million. In connection with the Accuprint acquisition, we have recorded a $1.1 million contingent liability to be settled in two years. We invested approximately $57.9 million, $47.0 million, and $25.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof each quarter by our Board. Refer to the table below for details regarding our dividends in 2016 and 2015:

Declaration Date	Record Date	Payment Date	Dividend per share
February 18, 2015	March 2, 2015	March 19, 2015	0.10
May 6, 2015	May 18, 2015	June 5, 2015	0.10
August 5, 2015	August 17, 2015	September 3, 2015	0.10
November 4, 2015	November 16, 2015	December 4, 2015	0.10
February 17, 2016	February 29, 2016	March 17, 2016	0.10
May 11, 2016	May 23, 2016	June 10, 2016	0.10
July 28, 2016	August 9, 2016	September 2, 2016	0.10
October 27, 2016	November 14, 2016	December 2, 2016	0.10

Stock Repurchase

During 2016, the Company repurchased 2,504,427 shares of the Company’s common stock at a cost of $39.9 million. The Company funded such repurchase with cash on hand and borrowings under the existing revolving credit facility.

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

Financial Obligations

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”), a $400.0 million term loan B facility (the “Term B Loan”) and a $100.0 million revolving credit facility.

Term A Loan

The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group LLC’s (“EVERTEC Group”) first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Alternate Base Rate (“ABR”), as defined in the 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR or Base Rate minimum or floor.

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

The senior secured credit facilities contain various restrictive covenants. As a result of the Third Amendment (as defined below), the Term A Loan and the revolving credit facility (subject to certain exceptions) require the Company to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, the 2013 Credit Agreement, among other things: (a) limits the Company’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, as all net assets are restricted, and enter into certain transactions with affiliates; (b) restricts the Company’s ability to enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends or make certain payments to EVERTEC; and (c) places restrictions on the Company’s ability and the ability of the Company’s subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of the Company’s assets.

Amendments to the 2013 Credit Agreement

During the second quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding Credit Agreement (the “Second Amendment”). The Company paid each lender that consented to the amendment a fee equal to 0.50% of the aggregate principal amount of outstanding term loans and revolving commitments held by such lender. The credit amendment fees paid during the second quarter of 2016 amounted to $3.6 million.

During the fourth quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment (the “Third Amendment”) to the 2013 Credit Agreement. The Third Amendment extends the maturity of (a) approximately $219 million of EVERTEC Group’s existing approximately $250 million of Term A loan facility to January 17, 2020 (the “2020 Term A loan”) and (b) $65 million of EVERTEC Group’s existing $100 million of revolving credit facility to January 17, 2020. The remaining approximately $30 million of Term A loan (the “2018 Term A loan”) and the $35 million of revolving credit facility that were not extended will remain in place and mature as originally scheduled on April 17, 2018. The Term B loan facility will remain in place and mature as originally scheduled on April 17, 2020 (collectively, the “Senior Secured term loans”).

Under the terms of the Third Amendment, the 2018 Term A Loan amortizes on a basis of 1.875% of the original principal amount beginning in the third quarter of 2016 and during each of the next three quarters, and 2.50% of the original principal amount during each of the final three quarters, with the balance payable on the final maturity date. The 2020 Term A Loan amortizes on a basis of 1.50% of the original principal amount beginning in the fourth quarter of 2016 and during each of the next five quarters, 1.875% of the original principal amount during each of the four subsequent quarters, and 2.50% of the original principal amount during each of the final three quarters, with the balance payable on the final maturity date.

The applicable margin under the 2013 Credit Agreement is based on, at EVERTEC Group’s option, (i) with respect to any 2018 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any ABR Loan subject to reduction based on achievement of specific first lien secured leverage ratios, (ii) with respect to any 2020 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any ABR Loan, (iii) with respect to any Term B Loan, 2.75% per annum in the case of any LIBOR Loan and 1.75% per annum in the case of any ABR Loan subject to reduction based on achievement of specific first lien secured leverage ratios, and (iv) with respect to any Revolving Facility Loan, (A) 2.50% per annum in the case of any LIBOR Loan and (B) 1.50% per annum in the case of any ABR Loan.

The unpaid principal balance at December 31, 2016 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $29.5 million, $216.0 million and $386.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at December 31, 2016 was $72.0 million.

See Note 11 of the Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information.

Note payable

In December 2014, June 2015, and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of December 31, 2016 and 2015, the outstanding principal balance of the notes payable was $3.4 million and $4.2 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of December 31, 2016 and 2015, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company’s Term B loan from variable to fixed:

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

As of December 31, 2016 and 2015, the carrying amount of the derivative on the Company’s balance sheet is as follows:

(Dollar amounts in thousands)	December 31, 2016	December 31, 2015
Other long-term liabilities	$1,964	$515

The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the third amendment to the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of December 31, 2016, the senior secured leverage ratio was 3.38 to 1.00. As of the date of filing of this Form 10-K, except as otherwise disclosed to the Administrative Agent (and for which corrective action has been taken and publicly disclosed by the Company in its Form 8-K filed with the SEC on April 14, 2016), no event has occurred that constitutes an Event of Default or Default.

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

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in the senior secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the senior secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because it better reflects our operating performance by excluding the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA and Adjusted Net Income, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share are not measurements of liquidity or financial performance under GAAP. You should not consider EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share as alternatives to cash flows from operating activities or any other performance measures determined in accordance with GAAP, as an indicator of cash flows, as a measure of liquidity or as an alternative to operating or net income determined in accordance with GAAP.

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

(Dollar amounts in thousands, except per share data)	Year ended December 31, 2016
Net Income	$75,126
Income tax expense	8,271
Interest expense, net	24,240
Depreciation and amortization	59,567

EBITDA	167,204
Software maintenance reimbursement and other costs (1)	521
Equity income (2)	(19)
Compensation and benefits (3)	10,482
Transaction, refinancing and other non-recurring fees (4)	7,579
Restatement related expenses (5)	1,837

Adjusted EBITDA	187,604
Operating depreciation and amortization (6)	(28,468)
Cash interest expense, net (7)	(20,468)
Income tax expense (8)	(13,752)
Non-controlling interest (9)	(258)

Adjusted Net Income	$124,658
Net Income per common share (GAAP):
Diluted	$1.01
Adjusted Earnings per common share (Non-GAAP):
Diluted	$1.67
Shares used in computing Adjusted Net Income per common share:
Diluted	74,473,369

1)	Predominantly represents reimbursements received for certain software maintenance expenses as part of the Merger.
2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.
3)	Primarily represents share-based compensation and other compensation expense of $6.4 million and severance payments of $3.7 million for the year ended December 31, 2016.
4)	Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, certain fees paid to resolve a software maintenance contract matter, fees paid in connection with the debt refinancing and a software impairment charge.
5)	Represents consulting, audit and legal expenses incurred as part of the restatement.
6)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of the Merger.
7)	Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
8)	Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate.
9)	Represents the 35% non-controlling equity interest in Processa, net of amortization for intangibles created as part of the purchase.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2016 are as follows:

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$692,604	$39,932	$108,098	$544,574	$—
Operating leases (2)	23,472	6,971	13,953	2,144	404
Short-term borrowings (3)	28,277	28,277	—	—	—
Other long-term liabilities	4,448	3,204	1,055	189	—

Total	$748,801	$78,384	$123,106	$546,907	$404

(1)	Long-term debt includes the payments of cash interest (based on interest rates as of December 31, 2016 for variable rate debt) and aggregate principal amount of the senior secured term loan facilities, as well as commitments fees related to the unused portion of our senior secured revolving credit facility, as required under the terms of the long-term debt agreements.
(2)	Includes certain facilities and equipment under operating leases. See Note 21 of the Audited Consolidated Financial Statements for additional information regarding operating lease obligations.
(3)	Excludes the payments of cash interest related to the outstanding portion of the senior secured revolving credit facility as of December 31, 2016.

The table above excludes other obligations that we may have classified as other long term liabilities in our consolidated balance sheet, because the timing of the related payments is not determinable or because there is no contractual obligation associated with the underlying obligations.

Off Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. As of December 31, 2016, we had an off balance sheet item of $4.2 million related to the unused amount of windfall that is available to offset future taxable income.

See Note 18 of the Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information related to this off balance sheet item.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2016, under the senior secured credit facilities would increase our annual interest expense by approximately $4.6 million in 2017. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015, we entered into an interest rate swap agreement with a notional amount of $200 million, which represents approximately 30% of our outstanding debt. Under this agreement, commencing January 1, 2017, we will receive a rate equal to the LIBOR rate applicable to our Term B loan, and pay a fixed rate equal to 1.9225%. The net effect of the swap agreement is to fix the interest rate on $200 million of our Term B loan at 4.4225%, beginning January 1, 2017 and ending when the Term B loan matures, in April 2020.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 11 of the Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information related to the senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the audited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At December 31, 2016, the Company had $10.4 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared to an unfavorable foreign currency translation adjustment of $7.1 million at December 31, 2015.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firms reports, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$95,479	$97,672	$94,467	$101,889
Operating costs and expenses	68,913	69,480	67,460	76,509

Income from operations	26,566	28,192	27,007	25,380
Non-operating expenses	(5,523)	(5,157)	(5,657)	(7,411)

Income before income taxes	21,043	23,035	21,350	17,969
Income tax expense	1,876	2,801	1,639	1,955

Net income	$19,167	$20,234	$19,711	$16,014

Net income attributable to EVERTEC, Inc.’s common stockholders	$19,148	$20,235	$19,680	$15,972

Net income per common share—basic	$0.26	$0.27	$0.27	$0.22

Net income per common share—diluted	$0.26	$0.27	$0.26	$0.22

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$91,497	$93,405	$92,941	$95,685
Operating costs and expenses	64,481	65,958	71,467	68,262

Income from operations	27,016	27,447	21,474	27,423
Non-operating expenses	(5,697)	(5,236)	(5,485)	(4,900)

Income before income taxes	21,319	22,211	15,989	22,523
Income tax expense (benefit)	2,775	2,645	(9,347)	592

Net income	$18,544	$19,566	$25,336	$21,931

Net income per common share—basic	$0.24	$0.25	$0.33	$0.29

Net income per common share—diluted	$0.24	$0.25	$0.33	$0.29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of December 31, 2016 was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes, except as provided below, in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our Annual Report on Form 10-K for the year ended December 31, 2015, management identified a material weakness in our internal control over financial reporting. In response to this material weakness, management implemented the following remediation actions to address the control deficiency identified in 2015.

•	Enhanced control procedures to ensure completeness of documented analyses supporting material tax positions taken by the company.

•	Enhanced monitoring activities over highly technical tax related aspects of material transactions, including the implementation of formal periodic meetings attended by the Chief Financial Officer, Finance Director, legal and tax departments to ensure that material tax positions, including uncertain tax positions, are vetted fully and continuously monitored for appropriate income tax accounting and disclosure purposes.

Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the 2015 material weakness regarding its internal controls associated with the assessment and monitoring of uncertain tax positions and potential obligations has been remediated as of December 31, 2016.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the firm; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the firm’s assets that could have a material effect on our financial statements.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2016, included in this Form 10-K and, as part of the audit, has issued a report, included as part of Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2016 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2016 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2016 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions

The information required by this Item 13 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2016 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in EVERTEC’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2016 fiscal year, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firms, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Notes to Audited Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule I- Parent Company Only Financial Statements

(3) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated June 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisitions, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File No. 001-34084)

2.2	Amendment to the Agreement and Plan of Merger, dated August 5, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.2 of Registration Statement on Form S-4 of EVERTEC Group, LLC, filed on April 14, 2011, File No. 333-173504)

2.3	Second Amendment to the Agreement and Plan of Merger, dated August 8, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on August 12, 2010, File No. 001-34084)

2.4	Third Amendment to the Agreement and Plan of Merger, dated September 15, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on September 21, 2010, File No. 001-34084)

2.5	Fourth Amendment to the Agreement and Plan of Merger, dated September 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 2.1 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

2.6	Letter Agreement re: amendment to Merger Agreement, dated as of July 31, 2013, by and among Popular, Inc., EVERTEC Group, LLC (on behalf of itself and as successor in interest to Carib Acquisition, Inc.) and AP Carib Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on August 6, 2013, File No. 001-35872)

3.1	Amended and Restated Certificate of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

3.2	Amended and Restated Bylaws of EVERTEC, Inc. (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

4.1	Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.9 of EVERTEC, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1 filed on March 28, 2013, File No. 333-186487)

4.2	Stockholder Agreement, dated April 17, 2012, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K filed on April 23, 2012, File No. 001-34084)

4.3	First Amendment to the Stockholder Agreement, dated March 27, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.10 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

4.4	Second Amendment to the Stockholder Agreement, dated June 30, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2013, File No. 001-35872)

4.5	Third Amendment to the Stockholder Agreement, dated November 13, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.5 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 17, 2014, File No. 001-35872)

10.1	Credit Agreement, dated April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent swingline lender and L/C issuer, J.P. Morgan Securities LLC and Goldman Sachs Bank USA, as joint lead arrangers, J.P. Morgan Securities LLC, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as joint bookrunners, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Morgan Stanley Senior Funding, Inc., as co-syndication agents, and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.2	Amendment No. 1, dated as of May 14, 2013, to the Credit Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2013, File No. 001-35872)

10.3	Guarantee Agreement, dated as of April 17, 2013, by and among EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.4	Collateral Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC and each subsidiary of EVERTEC Group, LLC identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.5++	Amended and Restated Master Service Agreement, dated as of September 30, 2010, by and among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.6	Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

10.7	Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4 of EVERTEC Group, LLC, filed on April 14, 2011, File No. 333-173504)

10.8	IP Purchase and Sale Agreement, dated June 30, 2010, by and between Popular, Inc. (and Affiliates and Subsidiaries) and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File. No. 001-34084)

10.9+	EVERTEC, Inc. Amended and Restated 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K of EVERTEC Group, LLC, filed on April 18, 2012, File No. 333-173504)

10.10+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Carlos J. Ramírez (incorporated by reference to Exhibit 10.7 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.11+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.9 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.12+	EVERTEC, Inc. Amended and Restated Stock Option Agreement, dated as of May 9, 2012, by and between EVERTEC, Inc. and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.10 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on May 15, 2012, File No. 333-173504)

10.13	Tax Payment Agreement, dated as of April 17, 2012, by and among EVERTEC, Inc., EVERTEC Intermediate Holdings, LLC and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K of EVERTEC Group, LLC, filed on April 18, 2012, File No. 333-173504)

10.14	Stock Contribution and Exchange Agreement, dated as of April 17, 2012, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC, Inc., and the holders shares of common stock of EVERTEC Intermediate Holdings, LLC (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.15+	Stock Option Agreement, dated as of August 1, 2012, by and between EVERTEC, Inc. and Philip E. Steurer (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q of EVERTEC Group, LLC, filed on August 14, 2012, File No. 333-173504)

10.16++	Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.17++	ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)[1]

10.18	Virgin Islands Services Agreement, dated as of September 15, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.19	Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.20	First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.21	Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.22	Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.23+	EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.24	Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.25+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Juan J. Román Jiménez (incorporated by reference to Exhibit 10.63 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

10.26+	Amended and Restated Employment agreement dated July 1, 2014, by and between EVERTEC Group, LLC and Phil Steurer (incorporated by reference to Exhibit 10.66 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2014, File No. 001-35872)

10.27+	Form of Restricted Stock Unit Award Agreement for grants of restricted stock units to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.67 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2014, File No. 001-35872)

10.28+	Employment Agreement, dated as of October 13, 2014, by and between EVERTEC Group, LLC and Alan I. Cohen (incorporated by reference to Exhibit 10.68 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2014, File No. 001-35872)

10.29+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated October 15, 2014, by and between EVERTEC, Inc. and Alan I. Cohen (incorporated by reference to Exhibit 10.69 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2014, File No. 001-35872)

10.30+

Separation Agreement and General Release, dated as of November 20, 2014, by and between EVERTEC Group, LLC and Peter Harrington (incorporated by reference to Exhibit 10.36 of EVERTEC, Inc.’s Form 10-K filed on March 2, 2015, File No. 001-35872)

10.31+

Amended and Restated Employment Agreement, dated as of December 17, 2014, by and between EVERTEC Group, LLC, and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.37 of EVERTEC, Inc.’s Form 10-K filed on March 2, 2015, File No. 001-35872)

10.32+

Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of December 17, 2014, by and between EVERTEC, Inc. and Thomas W. Swidarski (incorporated by reference to Exhibit 10.38 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-35872)

10.33+

Agreement, dated as of December 17, 2014, by and between EVERTEC, Inc. and Frank G. D’Angelo, relating to terms of appointment as Interim CEO (incorporated by reference to Exhibit 10.39 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-35872)

10.34+

Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of January 1, 2015, by and between EVERTEC, Inc. and Frank G. D’Angelo (incorporated by reference to Exhibit 10.40 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-35872)

10.35+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 6, 2015, by and between EVERTEC, Inc. and Brian J. Smith. (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.36+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 6, 2015, by and between EVERTEC, Inc. and Jorge Junquera. (incorporated by reference to Exhibit 10.42 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.37+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Alan I. Cohen (incorporated by reference to Exhibit 10.44 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.38+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Philip E. Steurer. (incorporated by reference to Exhibit 10.45 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.39+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.47 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.40+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of March 13, 2015, by and between EVERTEC, Inc. and Carlos J. Ramírez (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2015, File No. 001-35872)

10.41+	Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of April 1, 2015, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.42+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of April 1, 2015, by and between EVERTEC, Inc. and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.50 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.43+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of April 1, 2015, by and between EVERTEC, Inc. and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.51 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.44+	Employment Agreement, dated as of May 25, 2015, by and between EVERTEC Group, LLC and Mariana Lischner Goldvarg (incorporated by reference to Exhibit 10.52 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.45+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Mariana Lischner Goldvarg (incorporated by reference to Exhibit 10.53 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)
10.46+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Frank G. D’Angelo (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.47+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Alan H. Schumacher (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.48+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Brian J. Smith (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.49+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Jorge Junquera (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.50+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Olga Botero (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.51+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Teresita Loubriel (incorporated by reference to Exhibit 10.59 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.52+	Restricted Stock Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Thomas W. Swidarski (incorporated by reference to Exhibit 10.60 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.53+	Employment Agreement, dated as of September 1, 2015, by and between EVERTEC Group, LLC and Peter J. S. Smith (incorporated by reference to Exhibit 10.61 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2015, File No. 001-35872)

10.54+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of September 1, 2015, by and between EVERTEC, Inc. and Peter J. S. Smith (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2015, File No. 001-35872)

10.55+	Separation Agreement and General Release, dated as of September 1, 2015, by and between EVERTEC Group, LLC and Eduardo Franco de Camargo (incorporated by reference to Exhibit 10.63 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2015, File No. 001-35872)

10.56+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of February 19, 2016, by and between EVERTEC Group, LLC and Miguel Vizcarrondo (incorporated by reference to Exhibit 10.44 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 26, 2016, File No. 001-35872)

10.57+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of February 19, 2016, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.45 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 26, 2016, File No. 001-35872)
10.58+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of February 19, 2016, by and between EVERTEC Group, LLC and Peter J.S. Smith. (incorporated by reference to Exhibit 10.46 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 26, 2016, File No. 001-35872)

10.59+	Separation Agreement and General Release, dated as of April 1, 2016, by and between EVERTEC Group, LLC and Alan Cohen. (incorporated by reference to Exhibit 10.47 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 26, 2016, File No. 001-35872)

10.60+	Employment Agreement, dated as of April 4, 2016, by and between EVERTEC Group, LLC and Guillermo Rospigliosi. (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 26, 2016, File No. 001-35872)

10.61+	Amendment No. 2, dated as of April 14, 2016, to the Credit Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of EVERTEC Group, LLC, filed on April 15, 2016, File No. 001-35872)

10.62+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Frank D’Angelo. (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)

10.63+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Thomas W. Swidarski. (incorporated by reference to Exhibit 10.50 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)

10.64+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Jorge Junquera. (incorporated by reference to Exhibit 10.51 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)

10.65+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Alan H. Schumacher. (incorporated by reference to Exhibit 10.52 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)

10.66+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Olga Botero. (incorporated by reference to Exhibit 10.53 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)

10.67+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Brian J. Smith. (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)

10.68+	Restricted Stock Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016 by and between EVERTEC Inc. and Teresita Loubriel. (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)

10.69+	Separation Agreement and General Release, dated as of September 9, 2016, by and between EVERTEC Group, LLC and Arturo Díaz-Abramo. (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)
10.70+	Amendment No. 3, dated as of November 4, 2016, to the Credit Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of EVERTEC, Inc., filed on November 8, 2016, File No. 001-35872)

10.71+

Form of Restricted Stock Unit Award Agreement for grant of Restricted Stock Units to Executive Officers with Employment Agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on May 26, 2016, File No. 001-35872)

10.72+

Form of Restricted Stock Unit Award Agreement for grant of Restricted Stock Units to Executive Officers without Employment Agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on May 26, 2016, File No. 001-35872)

10.73	Share Purchase Promise Agreement (Contrato de Promesa de Compraventa de Acciones), dated as of February 17, 2017, by and among EVERTEC Group, LLC, Fondo de Inversión Privado Mater, Inversiones San Bernardo, SpA, Inversiones Supernova SpA, Inversiones y Asesonás Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedorn Hitschfeld and Inversiones Viaimaca Limitada [English Translation] (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of EVERTEC, Inc., filed on February 22, 2017, File No. 001-35872)

16.1	Letter from PricewaterhouseCoopers LLP dated March 26, 2015, to the Securities and Exchange Commission regarding change in certifying accountant (incorporated by reference to Exhibit 16 of EVERTEC, Inc.’s Current Report on Form 8-K filed on March 26, 2015, File No. 001-35872)

21.1*	Subsidiaries of EVERTEC, Inc.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accountants

23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accountants

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Label Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
+	This exhibit is a management contract or a compensatory plan or arrangement.
++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC, Inc.

Date: February 24, 2017	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr. Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive Officer)	February 24, 2017

/s/ Peter J.S. Smith Peter J.S. Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2017

/s/ Frank G. D’Angelo Frank G. D’Angelo	Chairman of the Board	February 24, 2017

/s/ Teresita Loubriel Teresita Loubriel	Director	February 24, 2017

/s/ Alan H. Schumacher Alan H. Schumacher	Director	February 24, 2017

/s/ Thomas W. Swidarski Thomas W. Swidarski	Director	February 24, 2017

/s/ Jorge A. Junquera Jorge A. Junquera	Director	February 24, 2017

/s/ Nestor O. Rivera Nestor O. Rivera	Director	February 24, 2017

/s/ Olga M. Botero Olga M. Botero	Director	February 24, 2017

/s/ Brian J. Smith Brian J. Smith	Director	February 24, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EVERTEC, Inc.

We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EVERTEC, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico

February 24, 2017

Stamp No. E242693

affixed to original

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of EVERTEC, Inc.

In our opinion, the consolidated statement of income and comprehensive income, of changes in stockholders’ equity and of cash flows for the year ended December 31, 2014, present fairly, in all material respects, the results of operations and cash flows of EVERTEC, INC. and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) for the year ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 2, 2015, except for the effects of the restatement discussed in Note 1 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2015 annual report on Form 10-K and the effect of the restatement discussed in Note 1 (not presented herein) to the financial statement schedule appearing under Item 15 (a) (2) of the Company’s 2015 annual report on Form 10-K, as to which the date is May 26, 2016

CERTIFIED PUBLIC ACCOUNTANTS (OF PUERTO RICO)

License No. LLP-216 Expires Dec. 1, 2019

Stamp E257025 of the Puerto Rico Society of Certified Public Accountants has been affixed to the file copy of this report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EVERTEC, Inc.

We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico

February 24, 2017

Stamp No. E242694

affixed to Original

EVERTEC, Inc. Consolidated Balance Sheets

(Dollar amounts in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current Assets:
Cash	$51,920	$28,747
Restricted cash	8,112	11,818
Accounts receivable, net	77,803	73,715
Deferred tax asset	—	1,685
Prepaid expenses and other assets	20,430	18,758

Total current assets	158,265	134,723
Investment in equity investee	12,252	12,264
Property and equipment, net	38,930	34,128
Goodwill	370,986	368,133
Other intangible assets, net	299,119	312,059
Long-term deferred tax asset	805	—
Other long-term assets	5,305	2,347

Total assets	$885,662	$863,654

Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$34,243	$37,308
Accounts payable	40,845	21,216
Unearned income	4,531	2,877
Income tax payable	1,755	1,350
Current portion of long-term debt	19,789	22,750
Short-term borrowings	28,000	17,000

Total current liabilities	129,163	102,501
Long-term debt	599,667	619,297
Long-term deferred tax liability	14,978	20,614
Unearned income—long-term	17,303	10,939
Other long-term liabilities	16,376	12,089

Total liabilities	777,487	765,440

Commitments and contingencies (Notes 18 and 21)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,635,032 shares issued and outstanding at December 31, 2016 (December 31, 2015—74,988,210)	726	750
Additional paid-in capital	—	9,718
Accumulated earnings	116,341	95,328
Accumulated other comprehensive loss, net of tax	(12,391)	(7,582)

Total EVERTEC, Inc stockholders’ equity	104,676	98,214
Non-controlling interest	3,499	—

Total equity	108,175	98,214

Total liabilities and stockholders’ equity	$885,662	$863,654

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive Income

(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenues
Merchant Acquiring, net	$91,248	$85,411	$79,136
Payment Processing (from affiliates: $32,485, $30,504 and $27,094)	111,507	108,320	104,713
Business Solutions (from affiliates: $143,988, $138,929 and $137,242)	186,752	179,797	177,939

Total revenues	389,507	373,528	361,788

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	175,809	167,916	157,537
Selling, general and administrative expenses	46,986	37,278	41,276
Depreciation and amortization	59,567	64,974	65,988

Total operating costs and expenses	282,362	270,168	264,801

Income from operations	107,145	103,360	96,987

Non-operating income (expenses)
Interest income	377	495	328
Interest expense	(24,617)	(24,266)	(25,772)
(Losses) earnings of equity method investment	(52)	147	1,140
Other income, net	544	2,306	2,375

Total non-operating expenses	(23,748)	(21,318)	(21,929)

Income before income taxes	83,397	82,042	75,058
Income tax expense (benefit)	8,271	(3,335)	8,901

Net income	75,126	85,377	66,157
Less: Net income attributable to non-controlling interest	90	—	—

Net income attributable to EVERTEC, Inc.’s common stockholders	75,036	85,377	66,157
Other comprehensive (loss) income, net of tax of $176, $8 and $4	.
Foreign currency translation adjustments	(3,360)	(545)	(6,948)
Loss on cash flow hedge	(1,449)	(515)	—

Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$70,227	$84,317	$59,209

Net income per common share—basic attributable to EVERTEC, Inc.’s common stockholders	$1.01	$1.11	$0.84

Net income per common share—diluted attributable to EVERTEC, Inc.’s common stockholders	$1.01	$1.11	$0.84

Cash dividends declared per share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity

(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2013	78,286,465	$783	$80,718	$6,045	$426	$—	$87,972

Share-based compensation recognized	—	—	4,587	—	—	—	4,587
Tax windfall benefit on share-based compensation	—	—	3,669	—	—	—	3,669
Stock options exercised, net of cashless exercise	799,885	8	(1,440)	—	—	—	(1,432)
Restricted stock units delivered	7,988	—	(26)	—	—	—	(26)
Repurchase of common stock	(1,201,194)	(12)	(26,185)	—	—	—	(26,197)
Net income	—	—	—	66,157	—	—	66,157
Dividend (1)	—	—	21	—	—	—	21
Cash dividends paid on common stock	—	—	—	(31,359)	—	—	(31,359)
Cash settlement of stock options	—	—	(1,604)	—	—	—	(1,604)
Other comprehensive loss	—	—	—	—	(6,948)	—	(6,948)

Balance at December 31, 2014	77,893,144	779	59,740	40,843	(6,522)	—	94,840

Share-based compensation recognized	—	—	5,204	—	—	—	5,204
Repurchase of common stock	(3,012,826)	(30)	(54,919)	—	—	—	(54,949)
Restricted stock grants and units delivered, net of cashless exercise	107,892	1	(307)	—	—	—	(306)
Net income	—	—	—	85,377	—	—	85,377
Cash dividends declared on common stock	—	—	—	(30,892)	—	—	(30,892)
Other comprehensive loss	—	—	—	—	(1,060)	—	(1,060)

Balance at December 31, 2015	74,988,210	750	9,718	95,328	(7,582)	—	98,214

Share-based compensation recognized	—	—	6,408	—	—	—	6,408
Repurchase of common stock	(2,504,427)	(25)	(15,594)	(24,327)	—	—	(39,946)
Stock options exercised, net of cashless exercise	8,393	—	(79)	—	—	—	(79)
Restricted stock grants and units delivered, net of cashless	142,856	1	(471)	—	—	—	(470)
Net income	—	—	—	75,036	—	90	75,126
Non-controlling interest on acquisition	—	—	—	—	—	3,409	3,409
Cash dividends declared on common stock	—	—	—	(29,696)	—	—	(29,696)
Dividend reversal for forfeited options	—	—	18	—	—	—	18
Other comprehensive loss	—	—	—	—	(4,809)	—	(4,809)

Balance at December 31, 2016	72,635,032	$726	$—	$116,341	$(12,391)	$3,499	$108,175

(1)	Related to dividend declared in 2012 and accrued upon vesting of stock options. Such options were forfeited during 2014.

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$75,126	$85,377	$66,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,567	64,974	65,988
Amortization of debt issue costs and accretion of discount	4,334	3,329	3,094
Loss on extinguishment of debt	1,476	—	—
Provision for doubtful accounts and sundry losses	1,990	2,130	1,360
Deferred tax benefit	(4,594)	(3,090)	(3,701)
Share-based compensation	6,408	5,204	4,587
Loss on disposal of property and equipment and other intangibles	453	143	734
Loss on impairment of software	2,277	—	—
Losses (earnings) of equity method investment	52	(147)	(1,140)
Dividend received from equity method investment	—	—	326
(Increase) decrease in assets:
Accounts receivable, net	(2,583)	(4,482)	(5,587)
Prepaid expenses and other assets	(1,426)	(146)	65
Other long-term assets	(1,790)	(70)	3,365
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	14,594	15,947	(3,925)
Income tax payable	405	(606)	1,697
Unearned income	8,018	2,207	3,571
Other long-term liabilities	3,747	(8,351)	3,228

Total adjustments	92,928	77,042	73,662

Net cash provided by operating activities	168,054	162,419	139,819

Cash flows from investing activities
Net decrease (increase) in restricted cash	3,705	(6,100)	(285)
Additions to software and purchase of customer relationship	(23,819)	(25,960)	(14,707)
Acquisitions, net of cash acquired	(15,600)	—	—
Property and equipment acquired	(18,450)	(21,022)	(10,898)
Proceeds from sales of property and equipment	81	14	59

Net cash used in investing activities	(54,083)	(53,068)	(25,831)

Cash flows from financing activities
Proceeds from issuance of long-term debt	75,763	—	—
Debt issuance costs	(4,830)	—	—
Net increase (decrease) in short-term borrowings	11,000	(6,000)	(27,000)
Repayments of borrowings for purchase of equipment and software	(2,213)	(1,542)	(1,200)
Dividends paid	(29,696)	(30,921)	(31,359)
Statutory minimum withholding taxes paid on share-based compensation	(548)	(306)	(2,001)
Tax windfall benefits on share-based compensation	—	—	3,669
Issuance of common stock	—	—	543
Repurchase of common stock	(39,946)	(54,949)	(26,197)
Settlement of stock options	—	—	(1,604)
Repayment of long-term debt	(96,741)	(19,000)	(19,000)
Credit amendment fees	(3,587)	—	—

Net cash used in financing activities	(90,798)	(112,718)	(104,149)

Net increase (decrease) in cash	23,173	(3,367)	9,839
Cash at beginning of the period	28,747	32,114	22,275

Cash at end of the period	$51,920	$28,747	$32,114

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,535	$21,497	$24,280
Cash paid for income taxes	8,697	5,682	976
Supplemental disclosure of non-cash activities:
Payable due to vendor related to property and equipment and software acquired	3,302	3,638	6,115

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

Initial Public Offering and Other Public Offerings

On April 17, 2013, the Company completed its initial public offering of 28,789,943 shares of common stock at a price to the public of $20.00 per share. On September 18, 2013 and December 13, 2013, the Company completed public offerings of 23,000,000 and 15,233,273 shares, respectively, of the Company’s common stock by Apollo Global Management, LLC (“Apollo”), Popular, Inc. (“Popular”), and current and former employees. After the completion of these offerings, Popular owned approximately 11.7 million shares of EVERTEC’s common stock, or 16.05% as of December 31, 2016, and Apollo no longer owns any of the Company’s common stock.

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

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 605 Revenue Recognition; ASC 605-25, Revenue Recognition—Multiple Element Arrangements; and; ASC 985, Software, which provide guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements.

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Payment processing revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, and related services. Payment processing revenues also include revenues from card issuer processing services (such as credit and debit card processing, authorization and settlement, and fraud monitoring and control to debit or credit card issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefit transfer (“EBT”) (which principally consists of services to the Puerto Rico government for the delivery of government benefits to participants). Revenues in EVERTEC’s Payment Processing segment are primarily comprised of fees per transaction processed or per account on file, or a combination of both, and are recognized at the time transactions are processed or on a monthly basis for accounts on file.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

services. The SLA performance obligation is committed on a monthly basis, thus SLA performance is monitored and assessed for compliance with arrangements on a monthly basis, including determination and accounting for its economic impact, if any.

Investment in Equity Investee

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net income or losses as they occur. The Company’s share of investee earnings or losses is recorded, net of taxes, within earnings of equity method investment caption in the consolidated statements of income and comprehensive income. The Company’s consolidated revenues include fees for services provided to an investee accounted for under the equity method. Additionally, the Company’s interest in the net asset of its equity method investee is reflected in the consolidated balance sheets. On the acquisition of the investment any difference between the cost of the investment and the amount of the underlying equity in net assets of an investee is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered to be goodwill.

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

Capitalization of Software

EVERTEC Group LLC’s (“EVERTEC Group”), EVERTEC’s main operating subsidiary, develops software that is used in providing processing services to customers. Capitalized software includes purchased software and internally-developed software and is recognized as software packages within the other intangible assets line item in the consolidated balance sheets. Capitalization of internally developed software occurs only after the preliminary project stage is complete and technological feasibility has been achieved, and management’s

EVERTEC, Inc. Notes to Consolidated Financial Statements

estimation that the likelihood of successful development and implementation reaches a provable level. Tasks that are generally capitalized are as follows: (a) system design of a chosen path including software configuration and software interfaces; (b) employee costs directly associated with the internal-use computer software project; (c) software development (coding) and software and system testing and verification; (d) system installation; and (e) enhancements that add function and are considered permanent. These tasks are capitalized and amortized using the straight line method over its estimated useful life, which range from three to ten years and is included in depreciation and amortization in the consolidated statements of income and comprehensive income.

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2016, 2015 and 2014, interest cost capitalized amounted to approximately $0.4 million, $0.3 million and $0.3 million, respectively.

Software and Maintenance Contracts

Software and maintenance contracts are recorded at cost. Amortization of software and maintenance contracts is computed using the straight-line method and expensed over their estimated useful lives which range from one to five years and are recognized in cost of revenues in the consolidated statements of income and comprehensive income.

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

For 2016, the Company used a “qualitative assessment” option or “step zero” for the goodwill impairment test for all of its reporting units. With this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. If the answer is no, then the fair value of the reporting unit does not need to be measured, and step one and step two, as explained below, are bypassed. In assessing the fair value of a reporting unit, which is based on the nature of the business and reporting unit’s current and expected financial performance, the Company uses a combination of factors such as industry and market conditions, overall financial performance and the entity and reporting unit specific events.

In the past, the goodwill impairment test used was a two-step process at each reporting unit level. The first step used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds the fair value, there is an indication of potential impairment and the second step of the goodwill impairment analysis is required. The second step consists of comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

For the years ended December 31, 2016, 2015 and 2014, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with a definitive useful life are amortized using the straight-line method or an accelerated method. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Other identifiable intangible assets with a definitive useful life include a customer relationship, trademark, software packages and a non-compete agreement acquired during September 2010 when Apollo acquired a 51% indirect ownership interest in EVERTEC as part of a merger (the “Merger”); a customer relationship asset acquired in 2015 from a local bank in Puerto Rico, and customer relationship assets acquired as part of business combination transactions in 2016.

The customer relationship assets were valued using the excess earnings method under the income approach. Trademark assets were valued using the relief-from-royalty method under the income approach. Software packages, which include capitalized software development costs, were recorded at cost. The non-compete agreement was valued based on the estimated impact that theoretical competition would have on revenues and expenses.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to enhance its ability to manage its exposure to certain financial and market risks, primarily those related to changes in interest rates. On the date the derivative instrument contract is entered into, the Company may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) as a “standalone” derivative instrument, including economic hedges that the Company has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative that qualifies for cash flow hedge accounting are recognized in Other Comprehensive Income (Loss). Amounts accumulated in other comprehensive income (loss) are reclassified to earnings when the related cash outflow affects earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings. Similarly, the changes in the fair value of stand-alone derivative instruments or derivatives not qualifying or designated for hedge accounting are reported in current-period earnings. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. The Company does not enter into derivative financial instruments for speculative purposes.

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

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the consolidated

EVERTEC, Inc. Notes to Consolidated Financial Statements

financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income taxes on its consolidated statements of income and comprehensive income. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using weighted average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive loss. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change.

Share-based Compensation

The Company estimates the fair value of stock-based awards, on a contemporaneous basis, at the date they are granted using the Black-Scholes-Merton option pricing model for Tranche A options and the Monte Carlo simulation analysis for Tranche B and Tranche C options and market based restricted stock units (“RSUs”) using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date or the yield of a 2-year or 3-year Treasury bond, as applicable. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in the Company’s industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date and, in certain cases, assumes that those dividends will be reinvested over the performance period. The expected term for stock options granted under the 2010 Plan was based on the vesting time of the options. For the stock options granted under the 2013 Plan, the simplified method was used to estimate the expected term,

EVERTEC, Inc. Notes to Consolidated Financial Statements

given that the Company did not have appropriate exercise data on which to base the estimate nor is exercise data relating to employees of comparable companies easily obtainable. Performance and time based RSUs and restricted stock are valued based on the market price of the Company’s stock at the grant date.

Upon option exercise or restricted stock or RSUs release, participants may elect to “net share settle”. Rather than requiring the participant to deliver cash to satisfy the exercise price, for options exercise, and statutory minimum tax withholdings, the Company withholds a sufficient number of shares to cover these amounts and delivers the net shares to the participant. The Company recognizes the associated tax withholding obligation as a reduction of additional paid-in capital.

As compensation expense is recognized, a deferred tax asset is established. At the time stock options are exercised, restricted stock or RSUs are released, a current tax deduction arises based on the value at the time of exercise or release. This deduction may exceed the associated deferred tax asset, resulting in a “windfall tax benefit”. The windfall is recognized in the consolidated balance sheets as an increase to additional paid-in capital, and is included in the consolidated statements of cash flows as a financing inflow.

In determining the amount of cash tax savings realized from the excess share-based compensation deductions, the Company follows the tax law ordering approach. Under this approach, the utilization of excess tax deductions associated with share-based awards is dictated by provision in the tax law that identify the sequence in which such benefits are utilized for tax purposes.

Net Income per Common Share

Basic net income per common share is determined by dividing net income by the weighted-average number of common shares outstanding during the period.

Diluted net income per common share assumes the issuance of all potentially dilutive share equivalents using the treasury stock method. For stock options and RSUs it is assumed that the proceeds will be used to buy back shares. For stock options, such proceeds equal the average unrecognized compensation plus exercise price and windfall tax benefits. For unvested restricted share units, the proceeds equal the average unrecognized compensation plus windfall tax benefits.

Note 2—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In April, 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance for accounting for fees paid in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. For public companies, the amendments in this Update were effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016. Its adoption did not have a material impact on our results from operations or financial position.

In April 2015, the FASB issued guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt liability, consistent with debt discounts. This guidance was effective for fiscal years beginning after December 15, 2015 and interim

EVERTEC, Inc. Notes to Consolidated Financial Statements

periods within those fiscal years. The Company adopted the guidance on January 1, 2016 and applied the standard retrospectively. The balance sheet presented has been adjusted to reflect the period specific effects of the adoption of the guidance. Specifically, debt issue costs of $6.0 million and $6.4 million for March 31, 2016, the adoption date, and December 31, 2015, respectively, were reclassified from other long-term assets to long-term debt within our unaudited Consolidated Condensed Balance Sheets.

In September 2015, the FASB issued updated guidance for Business Combinations and eliminated the requirement to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. This guidance was effective for annual periods and interim periods within that period beginning after December 15, 2015. The Company adopted this guidance on January 1, 2016 with no impact.

In November 2015, the FASB issued updated guidance to simplify the classification of deferred income taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The Company adopted this guidance on its balance sheet at June 30, 2016. The Company applied this guidance prospectively and the guidance was not retrospectively adjusted on the December 31, 2015 balance sheets. This guidance was adopted to simplify the presentation of deferred tax assets and liabilities.

Recently issued accounting pronouncements

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

In November 2016, the FASB issued guidance regarding the classification of transactions involving restricted cash on the statement of cash flows. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company will adopt this guidance on its consolidated statement of cash flows.

In January 2017, the FASB issued guidance clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively on or after the effective date. Early application of the amendments in this Update is allowed in specific circumstances. The Company will adopt this guidance on future acquisitions.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. The amendments in this Update are effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of the adoption of this guidance on future goodwill impairment tests.

Accounting pronouncements issued prior to 2016 and not yet adopted

During 2014, the FASB issued new guidance for revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and also includes changes in the accounting for customer contract acquisition costs and fulfilment costs. During 2016, the FASB issued several additional updates that amended the proposed guidance. These new standards will replace most existing revenue recognition guidance in U.S. GAAP, and are effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standards permit two methods of adoption: retrospectively to each prior reporting period presented (retrospective method),

EVERTEC, Inc. Notes to Consolidated Financial Statements

or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The effective date for the Company is January 1, 2018. Management has not yet determined what transition method will be used.

Management is currently in the process of evaluating the potential impact this new guidance will have on the Company’s financial statements. Management has not completed this evaluation and therefore, cannot conclude whether the guidance will have a significant impact on the financial statements at this time. However, based on preliminary work completed at this time, Management is considering the implications that the new standard may have in the following areas:

•	Under the new standards, certain implementation costs and other fulfilment costs, such as direct labor for contract set-up activities, that are expensed as incurred under current policies, will be capitalized and amortized over the contract term and anticipated renewal periods.

•	The period of amortization of contract acquisition costs (e.g., sales commissions) may change. Under current policies, sales commissions are expensed over the initial term of a contract. Under the new standards, these are required to be amortized over the initial contract term plus any anticipated renewal periods if there is no commensurate commission paid for the renewal periods.

•	Under current policies, upfront activities (such as setup activities) are not generally analyzed to determine whether they have standalone value because the contingent revenue cap under the existing revenue guidance would prohibit allocation of hosting revenue to that upfront activity. Under the new standards, the contingent revenue cap no longer exists, so certain upfront activities included in the implementation process will need to be evaluated to determine whether they qualify as separate units of accounting. If they are separate units of accounting, then revenue would be allocated to the upfront activity, recognized as those activities are performed, rather than over the hosting period.

•	Where the Company charges upfront fees for implementation or set-up activities, including fees charged in pre-production periods, the period over which these fees will be recognized may in some cases be shorter than our current practice.

•	For certain software license arrangements, the Company currently uses a ratable, or over time, revenue recognition method for software licensing arrangements where vendor specific objective evidence (VSOE) of the maintenance portion of the arrangement does not exist. Under the new standards, Management expects the timing of revenue recognition to be accelerated because Management anticipates that the license revenue portion will be recognized at a point in time upon software license delivery.

At this time, Management is not able to reasonably estimate the impact that adoption is expected to have.

The Company’s implementation process is ongoing. Significant activities that are in process are the calculation of the transition adjustment, drafting and approval of new accounting policies, and design and implementation of new processes and systems to accommodate the new policies and to compile the information for the enhanced disclosures under the new standards.

Note 3—Cash

At December 31, 2016 and 2015, the Company’s cash amounted to $51.9 million and $28.7 million, respectively, which is mostly deposited in interest bearing deposit accounts within financial institutions. As of December 31, 2016 and 2015, total cash from subsidiaries located outside of Puerto Rico amounted to $35.5 million and $16.4 million, respectively. Cash deposited in an affiliate financial institution amounted to $7.8 million and $12.1 million as of December 31, 2016 and 2015, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 4—Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
(Dollar amounts in thousands)	2016	2015
Trade	$52,663	$52,652
Due from affiliates, net	20,971	16,886
Settlement assets	5,938	6,304
Other	144	123
Less: allowance for doubtful accounts	(1,913)	(2,250)

Accounts receivable, net	$77,803	$73,715

At December 31, 2016 and 2015, the Company had receivables from the government of Puerto Rico amounting to $18.0 million and $18.4 million, respectively, included as part of Trade receivables.

The Company records settlement assets that result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing. The amounts are generally collected or paid the following business day.

Note 5—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(Dollar amounts in thousands)	2016	2015
Software licenses and maintenance contracts	$8,302	$6,526
Deferred project costs	3,113	4,067
Guarantee deposits	3,396	2,404
Insurance	1,272	1,313
Prepaid income taxes	1,362	1,259
Taxes other than income	1,358	1,042
Postage	296	751
Other	1,331	1,396

Prepaid expenses and other assets	$20,430	$18,758

Note 6—Investment in Equity Investee

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is the largest merchant acquirer and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for each of the years ended December 31, 2016, 2015 and 2014 amounted to approximately $0.3 million, and was recorded within earnings (losses) of equity method investment in the consolidated statements of income and comprehensive income. The Company recognized a loss of $0.1 million for December 31, 2016 and earnings of $0.1 million and $1.1 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income and comprehensive

EVERTEC, Inc. Notes to Consolidated Financial Statements

income for the years ended 2015 and 2014, respectively. For the year ended December 31, 2014, the Company received $0.3 million in dividends from CONTADO. No dividends were received during 2015 or 2016.

CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income and comprehensive income for the period subsequent to the acquisition date on a one month lag. No significant events occurred in CONTADO’s operations subsequent to November 30, 2016 that would have materially affected the Company’s reported results.

Note 7—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2016	2015
Buildings	30	$1,559	$1,606
Data processing equipment	3 - 5	105,052	94,523
Furniture and equipment	3 - 20	7,311	8,170
Leasehold improvements	5 - 10	3,057	3,649

		116,979	107,948
Less—accumulated depreciation and amortization		(79,431)	(75,244)

Depreciable assets, net		37,548	32,704
Land		1,382	1,424

Property and equipment, net		$38,930	$34,128

Depreciation and amortization expense related to property and equipment was $14.2 million, $15.1 million and $15.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 8—Goodwill

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 22):

(Dollar amounts in thousands)	Merchant acquiring, net	Payment processing	Business solutions	Total
Balance at December 31, 2014	$138,121	$184,228	$46,488	$368,837
Foreign currency translation adjustments	—	(732)	28	(704)

Balance at December 31, 2015	138,121	183,496	46,516	368,133
Goodwill attributable to acquisition	—	4,991	—	4,991
Foreign currency translation adjustments	—	(1,799)	(339)	(2,138)

Balance at December 31, 2016	$138,121	$186,688	$46,177	$370,986

Goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. For 2016, the Company used the qualitative assessment option or step zero process. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. For 2015, the Company used a two-step process at each reporting unit level. The first step (“Step 1”) compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. If needed, the second step

EVERTEC, Inc. Notes to Consolidated Financial Statements

(“Step 2”) consists of comparing the implied fair value of the reporting units with the carrying amount of that goodwill.

The Company conducted a qualitative assessment of each reporting unit’s fair value, or step zero process, as of August 31, 2016. As part of the Company’s qualitative assessment, EVERTEC considered the results for the Company’s 2015 impairment test (which indicated that the fair value of each reporting unit was in excess of it carrying amount by 120.9%—145.5%) as well as current market conditions and changes in the carrying amount of the Company’s reporting units that occurred subsequent to the 2015 impairment test. Based on the results of this qualitative assessment, EVERTEC believes the fair value of goodwill for each of the Company’s reporting units continues to exceed their respective carrying amounts and concluded that it was not necessary to conduct the two-step goodwill impairment test. Accordingly, no impairment losses for the period were recognized.

Note 9—Other Intangible Assets, Net

The carrying amount of other intangible assets consisted of the following:

(Dollar amounts in thousands)		December 31, 2016
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$334,455	$(141,829)	$192,626
Trademark	10 - 15	39,950	(21,650)	18,300
Software packages	3 - 10	176,267	(121,055)	55,212
Non-compete agreement	15	56,539	(23,558)	32,981

Other intangible assets, net		$607,211	$(308,092)	$299,119

(Dollar amounts in thousands)		December 31, 2015
	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	10 - 14	$322,632	$(117,963)	$204,669
Trademark	10 - 15	39,950	(18,186)	21,764
Software packages	3 - 10	155,611	(106,735)	48,876
Non-compete agreement	15	56,539	(19,789)	36,750

Other intangible assets, net		$574,732	$(262,673)	$312,059

The Company completed two acquisitions in 2016 that were not significant, individually or in the aggregate, a 65% equity interest in Processa, S.A.S, a Colombian payment processing company for $6.4 million, including a customer relationship of $3.1 million, and Accuprint, Inc, a data management and printing services company for $9.7 million, including a customer relationship of $9.1 million. In connection with the Accurpint, Inc purchase, the Company has recorded a contingent liability of $1.1 million. The results of operations and financial position of these entities are included in the Consolidated Financial Statements from and after the date of acquisition. During 2015, the Company acquired a customer relationship amounting to $10.0 million.

Amortization expense related to intangibles, including software packages, was $45.4 million, $49.9 million and $50.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense related to software packages was $14.3 million, $20.1 million and $21.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, the Company recognized an impairment

EVERTEC, Inc. Notes to Consolidated Financial Statements

loss of $2.3 million related to software. The estimated amortization expenses of balances outstanding at December 31, 2016 for the next five years are as follows:

(Dollar amounts in thousands)
2017	$43,723
2018	39,516
2019	36,247
2020	33,621
2021	32,465

Note 10—Other Long-Term Assets

As of December 31, 2016, other long-term assets included $1.9 million related to deferred debt-issuance costs related to the revolving credit facility, $2.3 million related to the long-term portion of certain software and maintenance contracts and $1.1 million relating to the long-term portion of certain lease receivables.

As of December 31, 2015, other long-term assets included $1.3 million related to deferred debt-issuance costs related to the revolving credit facility and $1.7 million related to the long-term portion of certain software and maintenance contracts.

Note 11—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(Dollar amounts in thousands)	2016	2015
Senior Secured Credit Facility (Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin (1)(3))	$—	$260,324
Senior Secured Credit Facility (2018 Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin (1)(3))	28,721	—
Senior Secured Credit Facility (2020 Term A) due on January 17, 2020 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin (3)(4))	212,661	—
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin (2)(3))	378,074	381,723
Senior Secured Revolving Credit Facility (6)	28,000	17,000
Note Payable due on October 1, 2017 (3)	1,524	2,967
Note Payable due on July 31, 2017 (3)	357	685
Note Payable due on August 31, 2019 (5)	890	—
Note Payable due on April 30, 2021 (3)	532	—

Total debt	$650,759	$662,699

(1)	Applicable margin of 2.25% at December 31, 2016 and 2015.
(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% applicable margin of 2.50% at December 31, 2016 and 2015, respectively.
(3)	Net of unaccreted discount and unamortized debt issue costs, as applicable.
(4)	Applicable margin of 2.50% at December 31, 2016.
(5)	Fixed interest rate of 7.50%.
(6)	Applicable margin of 2.50% and 2.25% at December 31, 2016 and 2015, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table presents contractual principal payments for the next five years:

(Dollar amounts in thousands)
2017	$50,162
2018	46,953
2019	24,924
2020	540,820
2021	45

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”), a $400.0 million term loan B facility (the “Term B Loan”) and a $100.0 million revolving credit facility.

Term A Loan

The Term A Loan requires principal payments on the last business day of each quarter equal to (a) 1.250% of the original principal amount commencing on September 30, 2013 through June 30, 2016; (b) 1.875% of the original principal amount from September 30, 2016 through June 30, 2017; (c) 2.50% of the original principal amount from September 30, 2017 through March 31, 2018; and (d) the remaining outstanding principal amount on the maturity of the Term A Loan on April 17, 2018. Interest is based on EVERTEC Group first lien secured net leverage ratio and payable at a rate equal to, at the Company’s option, either (a) LIBOR Rate plus an applicable margin ranging from 2.00% to 2.50%, or (b) Alternate Base Rate (“ABR”), as defined in the 2013 Credit Agreement, plus an applicable margin ranging from 1.00% to 1.50%. The Term A Loan has no LIBOR or Base Rate minimum or floor.

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

The senior secured credit facilities contain various restrictive covenants. As a result of the Third Amendment (as defined below), the Term A Loan and the revolving credit facility (subject to certain exceptions) require the Company to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA) until

EVERTEC, Inc. Notes to Consolidated Financial Statements

September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, substantially all of the Company’s assets are pledged to secure the Company’s obligations under the 2013 Credit agreement and, among other things, the 2013 Credit Agreement: (a) limits the Company’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, as all net assets are restricted, and enter into certain transactions with affiliates; (b) restricts the Company’s ability to enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends or make certain payments to EVERTEC; and (c) places restrictions on the Company’s ability and the ability of the Company’s subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of the Company’s assets.

Amendments to the 2013 Credit Agreement

During the second quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding Credit Agreement (the “Second Amendment”). The Company paid each lender that consented to the amendment a fee equal to 0.50% of the aggregate principal amount of outstanding term loans and revolving commitments held by such lender. The credit amendment fees paid during the second quarter of 2016 amounted to $3.6 million.

During the fourth quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment (the “Third Amendment”) to the 2013 Credit Agreement. The Third Amendment extends the maturity of (a) approximately $219 million of EVERTEC Group’s existing approximately $250 million of Term A loan facility to January 17, 2020 (the “2020 Term A loan”) and (b) $65 million of EVERTEC Group’s existing $100 million of revolving credit facility to January 17, 2020. The remaining approximately $30 million of Term A loan (the “2018 Term A loan”) and the $35 million of revolving credit facility that were not extended will remain in place and mature as originally scheduled on April 17, 2018. The Term B loan facility will remain in place and mature as originally scheduled on April 17, 2020 (collectively, the “Senior Secured term loans”).

Under the terms of the Third Amendment, the 2018 Term A Loan amortizes on a basis of 1.875% of the original principal amount beginning in the third quarter of 2016 and during each of the next three quarters, and 2.50% of the original principal amount during each of the final three quarters, with the balance payable on the final maturity date. The 2020 Term A Loan amortizes on a basis of 1.50% of the original principal amount beginning in the fourth quarter of 2016 and during each of the next five quarters, 1.875% of the original principal amount during each of the four subsequent quarters, and 2.50% of the original principal amount during each of the final three quarters, with the balance payable on the final maturity date.

The applicable margin under the 2013 Credit Agreement is based on, at EVERTEC Group’s option, (i) with respect to any 2018 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any ABR Loan subject to reduction based on achievement of specific first lien secured leverage ratios, (ii) with respect to any 2020 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any ABR Loan, (iii) with respect to any Term B Loan, 2.75% per annum in the case of any LIBOR Loan and 1.75% per annum in the case of any ABR Loan subject to reduction based on achievement of specific first lien secured leverage ratios, and (iv) with respect to any Revolving Facility Loan, (A) 2.50% per annum in the case of any LIBOR Loan and (B) 1.50% per annum in the case of any ABR Loan.

The unpaid principal balance at December 31, 2016 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $29.5 million, $216.0 million and $386.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at December 31, 2016 was $72.0 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Notes payable

In December 2014, June 2015, and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of December 31, 2016 and 2015, the outstanding principal balance of the notes payable was $3.4 million and $4.2 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of December 31, 2016 and 2015, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company’s Term B loan from variable to fixed:

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

As of December 31, 2016 and 2015, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	December 31, 2016	December 31, 2015
Other long-term liabilities	$1,964	$515

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

The Company uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Company may employ models that mostly use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Company limits

EVERTEC, Inc. Notes to Consolidated Financial Statements

valuation adjustments to those deemed necessary to ensure that the financial instrument’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria. The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the results. The fair value measurement levels are not indicative of risk of investment.

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes fair value measurements by level at December 31, 2016 and 2015, for assets and liabilities measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Financial liabilities:
Interest rate swap	$—	$1,964	$—	$1,964
December 31, 2015
Financial liabilities:
Interest rate swap	—	515	—	515

Derivative Instruments

The fair value of the Company’s derivative instrument is determined using a standard valuation model. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable forward rates and discount rates. The discount rates are based on the historical LIBOR Swap rates.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2016 and 2015:

	December 31,
	2016		2015
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$1,964	$1,964	$515	$515
Senior secured Term A Loan	—	—	260,324	250,688
Senior secured Term B Loan	378,074	383,491	381,723	373,749
2018 Term A Loan	28,721	29,268	—	—
2020 Term A Loan	212,661	213,872	—	—

The fair value of the senior secured term loans at December 31, 2016 and 2015 was obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, would be categorized as Level 3 in the fair value hierarchy.

EVERTEC, Inc. Notes to Consolidated Financial Statements

There were no transfers in or out of Level 3 during the years ended December 31, 2016, 2015 and 2014.

Note 13—Other Long Term Liabilities

As of December 31, 2016, other long-term liabilities mainly consists of unrecognized tax benefit liabilities and the long-term portion of notes payables of $14.4 million and derivative liability of $2.0 million.

As of December 31, 2015, other long-term liabilities mainly consists of unrecognized tax benefit liabilities and the long-term portion of notes payables of $11.6 million and derivative liability of $0.5 million.

Note 14—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2016 and 2015, the Company had 72,635,032 and 74,988,210 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2016, no shares of preferred stock have been issued.

Stock Repurchase

In 2016, 2015 and 2014, the Company repurchased a total of 2.5 million, 3.0 million and 1.2 million shares, respectively, at a cost of $39.9 million, $54.9 million and $26.2 million, respectively. The Company funded such repurchases with cash on hand and borrowings to the existing revolving credit facility. As of December 31, 2016, 2015 and 2014, the repurchased shares were permanently retired.

Dividends

EVERTEC pays a regular quarterly dividend on the Company’s common stock, subject to the declaration thereof each quarter by the Company’s Board of Directors. The Company’s dividend activity in 2016 and 2015 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 18, 2015	March 2, 2015	March 19, 2015	0.10
May 6, 2015	May 18, 2015	June 5, 2015	0.10
August 5, 2015	August 17, 2015	September 3, 2015	0.10
November 4, 2015	November 16, 2015	December 4, 2015	0.10
February 17, 2016	February 29, 2016	March 17, 2016	0.10
May 11, 2016	May 23, 2016	June 10, 2016	0.10
July 28, 2016	August 9, 2016	September 2, 2016	0.10
October 27, 2016	November 14, 2016	December 2, 2016	0.10

EVERTEC, Inc. Notes to Consolidated Financial Statements

Accumulated Other Comprehensive loss

The following tables provides a summary of the changes in the balances of accumulated other comprehensive loss for the years ended December 31, 2016 and 2015:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance—December 31, 2014	$(6,522)	$—	$(6,522)
Additions:	(545)	(515)	(1,060)

Balance—December 31, 2015	(7,067)	(515)	(7,582)
Additions:	(3,360)	(1,449)	(4,809)

Balance—December 31, 2016	$(10,427)	$(1,964)	$(12,391)

Note 15—Share-based Compensation

Equity Incentive Plans

On September 30, 2010, Holdings Board of Directors adopted the Carib Holdings, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) to grant stock options, rights to purchase shares, restricted stock units and other stock-based rights to employees, directors, consultants and advisors. On April 17, 2012, in connection with the Company’s reorganization, EVERTEC, Inc. assumed the 2010 Plan and all of the outstanding equity awards issued thereunder or subject thereto. EVERTEC, Inc. reserved 5,843,208 shares of its common stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards under the 2010 Plan.

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

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the start of the fiscal year during which the RSUs were granted or on the grant date and ending on January 1st of each year for the 2015 LTIP and in mid-February of each year for the 2016 LTIP.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Employees that received awards with market conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Company’s total shareholder return (“TSR”) target relative to a specified group of industry peer companies is achieved. Employees that received awards with performance conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Cumulative Annual Growth Rate (“CAGR”) of Diluted EPS target is achieved. Performance and market-based awards vest at the end of the performance period which commenced on the start of the fiscal year during which the RSUs were granted and ends on January 1, 2018 for 2015 LTIP and February 2019 for 2016 LTIP. Awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes the stock options activity for the years ended December 31, 2016, 2015 and 2014:

	Shares	Weighted-average exercise prices
Outstanding at December 31, 2013	1,285,536	$4.77
Granted	100,000	24.01
Forfeitures	(31,164)	1.30
Exercised(1)	(945,040)	1.96
Repurchased	(93,332)	4.83

Outstanding at December 31, 2014	316,000	$19.56
Expired	(50,000)	23.36
Forfeitures	(126,000)	18.81

Outstanding at December 31, 2015	140,000	$18.88
Forfeitures	(33,333)	24.01
Exercised	(20,000)	6.04
Expired	(66,667)	24.01

Outstanding at December 31, 2016	20,000	$6.04

Exercisable at December 31, 2016	—	$—

(1)	As of December 31, 2016 and 2014, the total intrinsic value of options exercised amounted to $0.2 million and $19.3 million, respectively.

The following table presents information about fully vested stock options for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016		2015		2014
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Vested stock options (1)(2)(3)	—	$—	33,333	$24.01	766,995	$3.75

(1)	At December 31, 2015, there is no intrinsic value for vested stock options as the options are out-of-the-money. For December 31, 2014, the aggregate intrinsic value amounted to $14.0 million.
(2)	The weighted average contractual term of fully vested options is 8.16 years and 6.06 years as of December 31, 2015 and 2014, respectively.
(3)	The fair value of vested stock options at December 31, 2015 and 2014 amounted to $1.4 million and $17.0 million, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718. No stock options were granted in 2016 and 2015. The fair value of stock options granted during 2014, was estimated using the Black-Scholes-Merton (“BSM”) option pricing model, with the following assumptions:

Year ended December 31, 2014
Stock options granted under the 2013 Plan
Stock Price	$24.01 per share
Risk-free rate	1.80%
Expected volatility	36.98%
Expected annual dividend yield	1.63%
Expected term	6 years

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

The following table summarizes the nonvested restricted shares and RSUs activity for the years ended December 31, 2016, 2015 and 2014:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2013	9,133	$26.64
Granted	23,252	22.04
Vested	(9,133)	24.64

Nonvested at December 31, 2014	23,252	$22.04
Granted	596,238	22.24
Vested	(94,550)	21.33
Forfeited	(33,214)	23.61

Nonvested at December 31, 2015	491,726	$22.32
Granted	907,320	12.02
Vested	(154,820)	20.97
Forfeited	(31,862)	18.61

Nonvested at December 31, 2016	1,212,364	$14.88

Share-based compensation recognized was as follows:

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Share-based compensation recognized, net Stock options	$60	$192	$4,305
Restricted shares and RSUs	6,355	5,010	282

Pursuant to the terms of the 2010 Plan, Tranche A stock options will generally vest in five equal installments, except for some grants as specified in the stock agreement, Tranche B options granted to employees and certain

EVERTEC, Inc. Notes to Consolidated Financial Statements

directors would vest at such time as the Investor Internal Rate of Return (“IRR”) equals or exceeds 25%, except for one grant that vests upon a 20% IRR, based on cash proceeds received by Apollo Investment Fund VII, L.P. (the “Investor”), and Tranche C options would vest at such time as the IRR equals or exceeds 30% based on cash proceeds received by the Investor.

The unrecognized share-based compensation expense related to the stock options was not significant at December 31, 2016.

At December 31, 2016, the maximum unrecognized cost for restricted stock and RSUs was $11.3 million. The cost is expected to be recognized over a weighted average period of 1.79 years.

Note 16—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2016, 2015 and 2014, the costs incurred under the plan amounted to approximately $0.7 million, $0.8 million and $0.6 million, respectively.

Note 17—Total Other Income, Net

For the year ended December 31, 2016, other income (expenses) is primarily comprised of $1.9 million in foreign currency transaction gains and $1.5 million loss on the extinguishment of debt (Note 11).

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

The components of income tax expense (benefit) consisted of the following:

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Current tax provision (benefit)	$12,865	$(245)	$12,602
Deferred tax benefit	(4,594)	(3,090)	(3,701)

Income tax expense (benefit)	$8,271	$(3,335)	$8,901

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense (benefit) includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the segregation of income tax expense (benefit) based on location of operations:

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Income before income tax provision (benefit)
Puerto Rico	$70,899	$73,327	$61,759
United States	2,670	1,879	2,131
Foreign countries	9,828	6,836	11,168

Total income before income tax provision (benefit)	$83,397	$82,042	$75,058

Current tax provision (benefit)
Puerto Rico	7,072	(3,500)	8,090
United States	567	413	(517)
Foreign countries	5,226	2,842	5,029

Total current tax provision (benefit)	$12,865	$(245)	$12,602

Deferred tax benefit
Puerto Rico	(2,874)	(2,169)	(1,933)
United States	(259)	(114)	(124)
Foreign countries	(1,461)	(807)	(1,644)

Total deferred tax benefit	$(4,594)	$(3,090)	$(3,701)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

On June 30, 2013, the Governor of Puerto Rico signed into law Act 40, effective as of January 1, 2013, which increased the maximum corporate income tax rate from 30% to 39%. This rate increase is only applicable to the

EVERTEC, Inc. Notes to Consolidated Financial Statements

fully taxable operations of EVERTEC in Puerto Rico. In addition, Act 40 established a national gross receipts tax based on gross revenues that is included as part of the alternative minimum tax (“AMT”) calculation. On July 1, 2014, the Governor enacted Act 77 introducing a number of substantial amendments, including a deduction for the national gross receipts tax instead of including it as part of the computation of the AMT as previously required by Act 40 . On December 22, 2014 the Governor enacted law Act 238 providing a number of technical amendments to Act 77 including the elimination the national gross receipts tax for years 2015 and forward.

As of December 31, 2016, the Company has $34.0 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions, therefore, EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

On October 19, 2012, EVERTEC Group was granted an additional tax exemption under the Tax Incentive Act No. 73 of 2008. Under this grant, EVERTEC Group will benefit from a preferential income tax rate on industrial development income, as well as from tax exemptions with respect to its municipal and property tax obligations for certain activities derived from its data processing operations in Puerto Rico. The grant has a term of 15 years effective as of January 1, 2012 with respect to income tax obligations and July 1, 2013 and January 1, 2013 with respect to municipal and property tax obligations, respectively.

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

On October 11, 2011, the Puerto Rico Government approved a grant under Tax Incentive Law No. 73 of 2008, retroactively to December 1, 2009. Under this grant, activities derived from consulting and data processing services provided outside Puerto Rico are subject to a preferred rate that declines gradually from 7% to 4% by December 1, 2013. After this date, the rate remains at 4% until its expiration in November 30, 2024.

In addition, EVERTEC Group has a base tax rate of 7% on income derived from certain development and installation service in excess of a determined income for a 10-year period from January 1, 2008.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(Dollar amounts in thousands)	2016	2015
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$265	$420
Unearned Income	2,023	1,315
Investment in equity investee	385	292
Alternative minimum tax	176	400
Share based compensation	697	379
Debt Issuance Costs	127	—
General Reserves	474	87
Derivative liability	172	—
Other temporary assets	704	592

Total gross deferred tax assets	5,023	3,485

Deferred tax liabilities (“DTL”)
Deferred compensation	$1,458	$1,270
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase	17,738	21,144

Total gross deferred tax liabilities	19,196	22,414

Deferred tax liability, net	$(14,173)	$(18,929)

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. The Company incurred NOLs during 2010, which will expire in 2022, and in 2013, that will expire in 2023. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for AMT for the taxable year ended December 31, 2016. At December 31, 2016, the Company has $4.4 million NOL carryforwards for tax purposes available to offset future taxable income. As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain windfall tax benefit as of December 31, 2016, and December 31, 2015, that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $4.2 million if and when such windfall tax benefit is ultimately realized. The Company uses tax law ordering when determining when windfall tax benefits have been realized.

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

The following is a tabular reconciliation of the total amounts of UTBs:

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Balance, beginning of year	$12,847	$19,859	$20,616
Gross increases—tax positions in prior period	—	53	—
Gross decreases—tax positions in prior period	(345)	—	(757)
Lapse of statute of limitations	(283)	(7,065)	—

Balance, end of year	12,219	12,847	19,859

EVERTEC, Inc. Notes to Consolidated Financial Statements

As of December 31, 2016, 2015 and 2014, approximately $12.2 million for all years would affect the Company’s effective income tax rate, if recognized.

The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recognized an income tax expense of $0.7 million, an income tax benefit of $2.0 million and an income tax expense of $1.2 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2016 and 2015 was $2.0 million, and $1.3 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax position relating to the net operating loss created by transaction costs will decrease by no more than $4.5 million in the next twelve months as a result of the expiration of the statute of limitations. The Company believes it has sufficient accruals for contingent tax liabilities.

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

The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico with a statute of limitations of four years after filing the income tax returns; therefore, the income tax returns for 2012, 2013, 2014, and 2015 are currently open for examination.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Computed income tax at statutory rates	$32,525	$31,996	$29,435
Benefit of net tax-exempt interest income	(52)	(284)	—
Differences in tax rates due to multiple jurisdictions	32	37	(942)
Tax (benefit) expense due to a change in estimate	258	(201)	(916)
Adjustment to deferred taxes due to changes in enacted tax rate and tax grant	—	—	(731)
Effect of net disallowed operating losses in foreign entities	—	103	83
Effect of income subject to tax-exemption grant	(24,866)	(23,375)	(19,858)
Unrecognized tax benefit	373	(11,626)	1,830
Other	1	15	—

Income tax expense (benefit)	$8,271	$(3,335)	$8,901

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 19—Net Income Per Common Share

The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except per share data)	2016	2015	2014
Net income attributable to EVERTEC, Inc.’s common stockholders	$75,036	$85,377	$66,157
Less: non-forfeitable dividends on restricted stock	12	9	—

Net income available to common shareholders	$75,024	$85,368	$66,157

Weighted average common shares outstanding	74,132,863	77,066,459	78,337,152
Weighted average potential dilutive common shares (1)	340,506	114,664	553,987

Weighted average common shares outstanding—assuming dilution	74,473,369	77,181,123	78,891,139

Net income per common share—basic	$1.01	$1.11	$0.84

Net income per common share—diluted	$1.01	$1.11	$0.84

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options, restricted stock and RSUs awards using the treasury stock method.

Refer to Note 14 for a detail of dividends declared and paid during 2016 and 2015.

Note 20—Related Party Transactions

The following table presents the Company’s transactions with related parties for each of the periods presented below:

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Total revenues (1)(2)	$176,473	$169,433	$164,336

Cost of revenues	$2,180	$1,701	$1,946

Rent and other fees	$8,110	$7,880	$7,928

Interest earned from and charged by affiliate Interest income	$211	$206	$197

(1)	Total revenues from Popular as a percentage of revenues were 45% for each of the periods presented above.
(2)	Includes revenues generated from investee accounted for under the equity method of $2.1 million, $2.1 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

At December 31, 2016 and 2015, the Company had the following balances arising from transactions with related parties:

	December 31,
(Dollar amounts in thousands)	2016	2015
Cash and restricted cash deposits in affiliated bank	$15,918	$23,872

Other due/to from affiliate
Accounts receivable	$21,461	$20,196

Prepaid expenses and other assets	$699	$867

Other long-term assets	$554	$—

Accounts payable	$6,300	$2,687

Unearned income	$14,383	$11,970

Other long-term liabilities	$—	$14

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

Note 21—Commitments and Contingencies

The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on such operating leases at December 31, 2016 are as follows:

(Dollar amounts in thousands)	Unrelated parties	Related party	Minimum future rentals to related parties and unrelated parties
2017	$402	$6,569	$6,971
2018	124	6,775	6,899
2019	67	6,987	7,054
2020	—	2,144	2,144
2021 and thereafter	—	404	404

	$593	$22,879	$23,472

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation. There was no deferred rent obligation as of December 31, 2016.

Rent expense of office facilities and real estate for the years ended December 31, 2016, 2015 and 2014 amounted to $8.2 million, $8.1 million and $8.2 million, respectively. Also, rent expense for telecommunications and other equipment for the years ended December 31, 2016, 2015 and 2014 amounted to $6.2 million, $5.4 million and $6.1 million, respectively.

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

Note 22—Segment Information

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.

The Merchant Acquiring segment consists of revenues from services that allow merchants to accept electronic methods of payment. In the Merchant Acquiring segment, revenues include a discount fee and membership fees charged to merchants, debit network fees and rental fees from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks. The discount fee is generally a percentage of the transaction value. EVERTEC also charges merchants for other services that are unrelated to the number of transactions or the transaction value.

The Payment Processing segment revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. Payment Processing revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants).

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

The Company’s business segments are organized based on the nature of products and services. The CODM reviews their separate financial information to assess performance and to allocate resources.

Management evaluates the operating results of each of its reportable segments based upon revenues and operating income. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by earnings. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Year ended December 31, 2016
Revenues	$91,248	$144,366	$186,752	$(32,859	) (1)	$389,507
Income from operations	31,051	52,071	56,794	(32,771	) (2)	107,145
Year ended December 31, 2015
Revenues	85,411	136,566	179,797	(28,246	) (1)	373,528
Income from operations	36,466	55,429	50,200	(38,735	) (2)	103,360
Year ended December 31, 2014
Revenues	79,136	131,381	177,939	(26,668	) (1)	361,788
Income from operations	34,362	58,796	48,299	(44,470	) (2)	96,987

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.
(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income is as follows:

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Segment income from operations
Merchant Acquiring	$31,051	$36,466	$34,362
Payment Processing	52,071	55,429	58,796
Business Solutions	56,794	50,200	48,299

Total segment income from operations	139,916	142,095	141,457
Merger related depreciation and amortization and other unallocated expenses (1)	(32,771)	(38,735)	(44,470)

Income from operations	$107,145	$103,360	$96,987

Interest expense, net	(24,240)	(23,771)	(25,444)
Earnings of equity method investment	(52)	147	1,140
Other income (expenses)	544	2,306	2,375
Income tax (expense) benefit	(8,271)	3,335	(8,901)

Net income	$75,126	$85,377	$66,157

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Revenues (1)
Puerto Rico	$326,073	$322,319	$313,228
Caribbean	16,272	12,154	13,752
Latin America	47,162	39,055	34,808

Total revenues	$389,507	$373,528	$361,788

(1)	Revenues are based on subsidiaries’ country of domicile.

Major customers

For the years ended December 31, 2016, 2015 and 2014, the Company had one major customer which accounted for approximately $174.4 million or 45%, $167.3 million or 45% and $161.8 million or 45%, respectively, of total revenues. See Note 20.

The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 7%, 9% and 10% of the Company’s total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 23—Subsequent Events

On February 17, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to board of directors’ approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on March 20, 2017 to stockholders of record as of the close of business on March 1, 2017.

On the same day, EVERTEC Group entered into a share purchase promise agreement (Contrato de Promesa de Compraventa de Acciones) by and among Fondo de Inversión Privado Mater, Inversiones San Bernardo SpA, Inversiones Supernova SpA, Inversiones y Asesorías Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedorn Hitschfeld and Inversiones Vaimaca Limitada (the “Selling Shareholder”) to purchase directly or indirectly 100% of the share capital of EFT Group S.A., a Chilean-based company known commercially as PayGroup at a purchase price of approximately CLP 26,918 million, or approximately US $42 million at current exchange rates, subject to customary adjustments. PayGroup is a payment processing and software company serving primarily financial institutions throughout Latin America.

The transaction is subject to customary closing conditions, including receipt of US federal bank regulatory approval, and a special provision that allows the selling shareholders to terminate the transaction if US federal bank regulatory approval has not been secured by June 12, 2017, in which case EVERTEC must pay a penalty of approximately US $2 million. Receipt of US federal bank regulatory approval is dependent on factors outside the control of EVERTEC. There is no assurance that such approval will be obtained by June 12, 2017 or at all.

Schedule I

EVERTEC, Inc. Condensed Financial Statements

Parent Company Only

Condensed Balance Sheets

	December 31,
(Dollar amounts in thousands)	2016	2015
Assets
Current assets:
Cash	$3,278	$1,673
Accounts receivable, net	—	2,068
Prepaid expenses and other assets	377	109
Prepaid income tax	21	—
Deferred tax asset	—	849

Total current assets	3,676	4,699
Investment in subsidiaries, at equity	126,227	119,605

Total assets	$129,903	$124,304

Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$1,697	$221
Accounts payable	79	47
Income tax payable	—	1,111

Total current liabilities	1,776	1,379
Long-term deferred tax liability, net	11,641	15,484
Other long-term liabilities	11,810	9,227

Total liabilities	25,227	26,090

Stockholders’ equity:
Common stock	726	750
Additional paid-in capital	—	9,718
Accumulated earnings	116,341	95,328
Accumulated other comprehensive loss, net of tax	(12,391)	(7,582)

Total equity	104,676	—

Total liabilities and stockholders’ equity	$129,903	$124,304

Schedule I

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Non-operating income (expenses)
Equity in earnings of subsidiaries	$75,373	$81,161	$74,081
Interest income	244	232	227
Other expenses	(1,351)	(1,686)	(1,994)

Income before income taxes	74,266	79,707	72,314
Income tax (benefit) expense	(770)	(5,670)	6,157

Net income	75,036	85,377	66,157

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(3,360)	(545)	(6,948)
Loss on cash flow hedge	(1,449)	(515)	—

Total comprehensive income	$70,227	$84,317	$59,209

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollar amounts in thousands)	2016	2015	2014
Cash flows from operating activities	$71,795	$86,237	$57,276

Cash flows from financing activities
Dividends paid	(29,696)	(30,921)	(31,359)
Repurchase of common stock	(39,946)	(54,949)	(26,197)
Statutory minimum withholding taxes paid on share-based compensation	(548)	(306)	(2,001)
Tax windfall benefits on share-based compensation	—	—	3,669
Issuance of common stock	—	—	543
Settlement of stock options	—	—	(1,604)

Net cash used in financing activities	(70,190)	(86,176)	(56,949)

Net increase in cash	1,605	61	327
Cash at beginning of the period	1,673	1,612	1,285

Cash at end of the period	$3,278	$1,673	$1,612