Form 10-Q
period 2017-03-31
EVERTEC, Inc.
filed 2017-05-05
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017 or

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At April 28, 2017, there were 72,569,623 outstanding shares of common stock of EVERTEC, Inc.

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

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our ability to refinance our debt;

•	the possibility that we could lose our preferential tax rate in Puerto Rico;

•	the risk that the counterparty to our interest rate swap agreement fails to satisfy its obligations under the agreement

•	the nature, timing and amount of any restatement; and

•	other factors discussed in this Report, included in the section titled “Risk Factors.”
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws. Investors should refer to the Company’s Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) for a discussion of factors that could cause events to differ from those suggested by the forward-looking statements, including factors set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

EVERTEC, Inc. Unaudited Consolidated Condensed Balance Sheets
(Dollar amounts in thousands, except for share information)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$52,074	$51,920
Restricted cash	8,254	8,112
Accounts receivable, net	76,655	77,803
Prepaid expenses and other assets	26,337	20,430
Total current assets	163,320	158,265
Investment in equity investee	12,491	12,252
Property and equipment, net	37,218	38,930
Goodwill	371,986	370,986
Other intangible assets, net	291,219	299,119
Long-term deferred tax asset	996	805
Other long-term assets	5,332	5,305
Total assets	$882,562	$885,662
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$32,622	$34,243
Accounts payable	27,155	40,845
Unearned income	6,062	4,531
Income tax payable	3,413	1,755
Current portion of long-term debt	19,977	19,789
Short-term borrowings	27,000	28,000
Total current liabilities	116,229	129,163
Long-term debt	595,631	599,667
Long-term deferred tax liability	14,731	14,978
Unearned income - long term	18,836	17,303
Other long-term liabilities	11,765	16,376
Total liabilities	757,192	777,487
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,548,942 shares issued and outstanding at March 31, 2017 (December 31, 2016 - 72,635,032)	725	726
Additional paid-in capital	—	—
Accumulated earnings	133,455	116,341
Accumulated other comprehensive loss, net of tax	(12,418)	(12,391)
Total EVERTEC, Inc. stockholders’ equity	121,762	104,676
Non-controlling interest	3,608	3,499
Total equity	125,370	108,175
Total liabilities and equity	$882,562	$885,662
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended March 31,
	2017	2016
Revenues
Merchant acquiring, net	$22,485	$22,890
Payment processing (from affiliates: $8,123 and $7,855)	30,116	26,975
Business solutions (from affiliates: $36,890 and $35,298)	48,679	45,614
Total revenues	101,280	95,479
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	44,173	43,408
Selling, general and administrative expenses	10,831	10,835
Depreciation and amortization	15,684	14,670
Total operating costs and expenses	70,688	68,913
Income from operations	30,592	26,566
Non-operating income (expenses)
Interest income	185	87
Interest expense	(7,036)	(5,878)
Earnings (losses) of equity method investment	143	(130)
Other income	1,274	398
Total non-operating expenses	(5,434)	(5,523)
Income before income taxes	25,158	21,043
Income tax expense	2,020	1,876
Net income	23,138	19,167
Less: Net income attributable to non-controlling interest	109	19
Net income attributable to EVERTEC, Inc.’s common stockholders	23,029	19,148
Other comprehensive (loss) income, net of tax of $37 and $3
Foreign currency translation adjustments	(645)	468
Gain (loss) on cash flow hedge	618	(3,072)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$23,002	$16,544
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.32	$0.26
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.31	$0.26
Cash dividends declared per share	$0.10	$0.10
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	72,635,032	$726	$—	$116,341	$(12,391)	$3,499	$108,175
Cumulative adjustment from implementation of ASU 2016-09	—	—	—	4,203	—	—	4,203
Share-based compensation recognized		—	2,006	—	—	—	2,006
Repurchase of common stock	(228,289)	(2)	(909)	(2,854)	—	—	(3,765)
Restricted stock units delivered, net of cashless	142,199	1	(1,097)	—	—	—	(1,096)
Net income		—	—	23,029	—	109	23,138
Cash dividends declared on common stock		—	—	(7,264)	—	—	(7,264)
Other comprehensive loss		—	—	—	(27)	—	(27)
Balance at March 31, 2017	72,548,942	725	—	133,455	(12,418)	$3,608	$125,370
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Cash Flows
(Dollar amounts in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$23,138	$19,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,684	14,670
Amortization of debt issue costs and accretion of discount	1,265	754
Provision for doubtful accounts and sundry losses	96	224
Deferred tax benefit	(1,487)	(804)
Share-based compensation	2,006	1,604
Loss (gain) on disposition of property and equipment and other intangibles	117	(33)
(Earnings) losses of equity method investment	(143)	130
Decrease (increase) in assets:
Accounts receivable, net	1,119	(42)
Prepaid expenses and other assets	(5,909)	(835)
Other long-term assets	(237)	87
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(15,285)	(8,070)
Income tax payable	1,658	2,160
Unearned income	3,064	1,219
Other long-term liabilities	219	—
Total adjustments	2,167	11,064
Net cash provided by operating activities	25,305	30,231
Cash flows from investing activities
Net (increase) decrease in restricted cash	(142)	3,256
Additions to software	(3,860)	(1,837)
Acquisitions, net of cash acquired	—	(5,948)
Property and equipment acquired	(2,674)	(1,179)
Proceeds from sales of property and equipment	—	39
Net cash used in investing activities	(6,676)	(5,669)
Cash flows from financing activities
Statutory minimum withholding taxes paid on share-based compensation	(1,096)	(192)
Net decrease in short-term borrowings	(1,000)	(2,000)
Repayment of short-term borrowing for purchase of equipment and software	(497)	(389)
Dividends paid	(7,264)	(7,481)
Repurchase of common stock	(3,765)	(2,458)
Repayment of long-term debt	(4,853)	(4,750)
Net cash used in financing activities	(18,475)	(17,270)
Net increase in cash	154	7,292
Cash at beginning of the period	51,920	28,747
Cash at end of the period	$52,074	$36,039
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,991	$5,037
Cash paid for income taxes	1,366	660
Supplemental disclosure of non-cash activities:
Payable due to vendor related to software acquired	2,835	3,313
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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these consolidated condensed financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2016, included in the Company’s 2016 Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation.

Note 2 – Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance for accounting for employee share based payments. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has adopted this guidance with the following effects on its Consolidated Condensed Financial Statements:

- All excess tax benefits and tax deficiencies should be recognized as income tax expense. This guidance was adopted on a modified retrospective basis with a $4.2 million cumulative impact on retained earnings and will be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. Additionally, for purposes of the diluted share count calculation for the Company's earnings per share, which is performed under the treasury stock method, the Company is no longer including excess tax benefits.
- Excess tax benefits should be classified along with other income tax cash flows as an operating activity. This guidance was adopted with no impact on the Consolidated Condensed Statement of Cash Flow and will be applied prospectively to all excess tax benefits resulting from settlements after the date of adoption.
- An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur.
- The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company has adopted this guidance with no impact on its Consolidated Condensed Financial Statements given that withholdings are calculated using actual statutory withholding tables.
- Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The Company adopted this guidance with no impact on its Consolidated Condensed Statement of Cash Flows as the Company currently classifies statutory withholding taxes paid on share-based compensation as a financing activity.

Recently issued accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In February 2017, the FASB issued updated guidance clarifying the scope of asset derecognition guidance for accounting for partial sales of nonfinancial assets. The amendments in this Update clarify the scope of the FASB’s recently established guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. This Update conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

Accounting pronouncements issued prior to 2017 and not yet adopted

During 2014, the FASB issued new guidance for revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and also includes changes in the accounting for customer contract acquisition costs and fulfillment costs. During 2016, the FASB issued several additional updates that amended the proposed guidance. These new standards will replace most existing revenue recognition guidance in U.S. GAAP, and are effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standards permit two methods of adoption: retrospectively to each prior reporting period presented (retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The effective date for the Company is January 1, 2018. Management has not yet determined what transition method will be used.

Management is currently in the process of evaluating the potential impact this new guidance will have on the Company’s financial statements. Management has not completed this evaluation and therefore, cannot conclude whether the guidance will have a significant impact on the consolidated financial statements at this time. However, based on preliminary work completed at this time, Management is considering the implications that the new standard may have in the following areas:

- Under the new standards, certain implementation costs and other fulfillment costs, such as direct labor for contract set-up activities, that are expensed as incurred under current policies, will be capitalized and amortized over the contract term and anticipated renewal periods.
- The period of amortization of contract acquisition costs (e.g., sales commissions) may change. Under current policies, sales commissions are expensed over the initial term of a contract. Under the new standards, these are required to be amortized over the initial contract term plus any anticipated renewal periods if there is no commensurate commission paid for the renewal periods.
- Under current policies, upfront activities (such as setup activities) are not generally analyzed to determine whether they have standalone value because the contingent revenue cap under the existing revenue guidance would prohibit allocation of hosting revenue to that upfront activity. Under the new standards, the contingent revenue cap no longer exists, so certain upfront activities included in the implementation process will need to be evaluated to determine whether they qualify as separate units of accounting. If they are separate units of accounting, then revenue would be allocated to the upfront activity, recognized as those activities are performed, rather than over the hosting period.
- Where the Company charges upfront fees for implementation or set-up activities, including fees charged in pre-production periods, the period over which these fees will be recognized may in some cases be shorter than our current practice.
- For certain software license arrangements, the Company currently uses a ratable, or over time, revenue recognition method for software licensing arrangements where vendor specific objective evidence (VSOE) of the maintenance portion of the arrangement does not exist. Under the new standards, Management expects the timing of revenue recognition to be accelerated because Management anticipates that the license revenue portion will be recognized at a point in time upon software license delivery.
- Required enhancements to current disclosures around revenue recognition.

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

During 2016, the FASB issued updated guidance for financial reporting about leasing transactions. The amendments in this Update require a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. In addition, the Update requires that both financing and operating leases be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company expects to adopt this guidance in the period required by the Update and continues to evaluate the impact that this Update will have on its consolidated financial statements.

During 2016, the FASB issued updated guidance for the measurement of credit losses on financial instruments. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset or assets to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The Company expects to adopt this guidance in the fiscal period required by this Update and continues to evaluate if the adoption will have an impact on the consolidated financial statements.
Note 3 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2017	December 31, 2016
Buildings	30	$1,541	$1,559
Data processing equipment	3 - 5	107,518	105,052
Furniture and equipment	3 - 20	6,362	7,311
Leasehold improvements	5 -10	3,114	3,057
		118,535	116,979
Less - accumulated depreciation and amortization		(82,683)	(79,431)
Depreciable assets, net		35,852	37,548
Land		1,366	1,382
Property and equipment, net		$37,218	$38,930
Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2017 amounted to $3.7 million, compared to $3.4 million for the same period in 2016.
Note 4 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 13):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total
Balance at December 31, 2016	$138,121	$186,688	$46,177	$370,986
Adjustment to goodwill from prior year acquisition	—	1,099	—	1,099
Foreign currency translation adjustments	—	16	(115)	(99)
Balance at March 31, 2017	$138,121	$187,803	$46,062	$371,986
Goodwill is tested for impairment on an annual basis, or more often if events or changes in circumstances indicate there may be impairment. For 2016, the Company used the qualitative assessment option or step zero process. Using this process, the Company first assessed whether it was “more likely than not” that the fair value of a reporting unit was less than its carrying amount. The Company conducted a qualitative assessment of each reporting unit’s fair value, or step zero process, as of August 31, 2016. As part of the Company’s qualitative assessment, EVERTEC considered the results of the Company’s 2015 impairment test (which indicated that the fair value of each reporting unit was in excess of it carrying amount by 120.9%—145.5%) as well as current market conditions and changes in the carrying amount of the Company’s reporting units that occurred subsequent to the 2015 impairment test. Based on the results of this qualitative assessment, EVERTEC believes the fair value of goodwill for each of the Company’s reporting units continues to exceed their respective carrying amounts and concluded that it was not necessary to conduct the two-step goodwill impairment test. There were no triggering events or changes in circumstances that, subsequent to the impairment test, would have required an additional impairment evaluation. No impairment losses were recognized for the three months ended March 31, 2017 or 2016.

The carrying amount of other intangible assets at March 31, 2017 and December 31, 2016 was as follows:

		March 31, 2017
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$334,455	$(148,295)	$186,160
Trademark	10 - 15	39,950	(22,516)	17,434
Software packages	3 -10	180,429	(124,843)	55,586
Non-compete agreement	15	56,539	(24,500)	32,039
Other intangible assets, net		$611,373	$(320,154)	$291,219

		December 31, 2016
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$334,455	$(141,829)	$192,626
Trademark	10 - 15	39,950	(21,650)	18,300
Software packages	3 - 10	176,267	(121,055)	55,212
Non-compete agreement	15	56,539	(23,558)	32,981
Other intangible assets, net		$607,211	$(308,092)	$299,119
For the three months ended March 31, 2017, the Company recorded amortization expense related to other intangibles of $12.0 million, compared to $11.3 million for the corresponding 2016 period.
The estimated amortization expense of the balances outstanding at March 31, 2017 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2017	$29,842
2018	42,667
2019	39,211
2020	34,665
2021	31,514

Note 5 – Debt and Short-Term Borrowings

Total debt at March 31, 2017 and December 31, 2016 follows:

(Dollar amounts in thousands)	March 31, 2017	December 31, 2016
Senior Secured Credit Facility (2018 Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$28,307	$28,721
Senior Secured Credit Facility (2020 Term A) due on January 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(4))	209,659	212,661
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	377,642	378,074
Senior Secured Revolving Credit Facility(6)	27,000	28,000
Note Payable due on October 1, 2017(3)	1,151	1,524
Note Payable due on July 31, 2017(3)	365	357
Note Payable due on August 31, 2019(5)	815	890
Note Payable due on April 30, 2021(3)	504	532
Total debt	$645,443	$650,759

(1)	Applicable margin of 2.25% at March 31, 2017 and December 31, 2016.

(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at March 31, 2017 and December 31, 2016.

(3)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(4)	Applicable margin of 2.50% at March 31, 2017 and December 31, 2016.

(5)	Fixed interest rate of 7.50%.

(6)	Applicable margin of 2.50% at March 31, 2017 and December 31, 2016.

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”), a $400.0 million term loan B facility (the “Term B Loan”, together with the Term A Loan, the “Senior Secured term loans”) and a $100.0 million revolving credit facility (the "Revolving Facility").

During 2016, the Company entered into two separate amendments to the 2013 Credit Agreement. In the second quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding Credit Agreement (the “Second Amendment”). The Company paid each lender that consented to the amendment a fee equal to 0.50% of the aggregate principal amount of outstanding term loans and revolving commitments held by such lender. The credit amendment fees paid during the second quarter of 2016 amounted to $3.6 million. In the fourth quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment (the “Third Amendment”) to the 2013 Credit Agreement. The Third Amendment extends the maturity of (a) approximately $219 million of EVERTEC Group’s existing approximately $250 million of Term A loan facility to January 17, 2020 (the “2020 Term A loan”) and (b) $65 million of EVERTEC Group’s existing $100 million of revolving credit facility to January 17, 2020. The remaining approximately $30 million of Term A loan (the “2018 Term A loan”) and the $35 million of revolving credit facility that were not extended will remain in place and mature as originally scheduled on April 17, 2018. The Term B loan facility will remain in place and mature as originally scheduled on April 17, 2020.

Under the terms of the Third Amendment, the 2018 Term A Loan amortizes on a basis of 1.875% of the original principal amount beginning in the third quarter of 2016 and during each of the next three quarters, and 2.50% of the original principal amount during each of the final three quarters, with the balance payable on the final maturity date. The 2020 Term A Loan amortizes on a basis of 1.50% of the original principal amount beginning in the fourth quarter of 2016 and during each of the next five quarters, 1.875% of the original principal amount during each of the four subsequent quarters, and 2.50% of the original principal amount during each of the final three quarters, with the balance payable on the final maturity date. Principal payments for the Term B Loan were not changed by the Third Amendment and continues to require payments on the last business day of each quarter equal to 0.250% of the original principal amount and the remaining outstanding principal amount on the maturity of the Term B Loan.

The applicable margin under the 2013 Credit Agreement is based on, at EVERTEC Group’s option, (i) with respect to any 2018 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any Alternate Base Rate (“ABR”), as defined in the 2013 Credit Agreement, subject to reduction based on achievement of specific first lien secured leverage ratios, (ii) with respect to any 2020 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any ABR Loan, (iii) with respect to any Term B Loan, 2.75% per annum in the case of any LIBOR Loan and 1.75% per annum in the case of any ABR Loan subject to reduction based on achievement of specific first lien secured leverage ratios, and (iv) with respect to any revolving credit facility, (A) 2.50% per annum in the case of any LIBOR Loan and (B) 1.50% per annum in the case of any ABR Loan.

The revolving credit facility interest rate is calculated the same as the 2020 Term A Loan rate and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio.

All loans may be prepaid without premium or penalty.

The senior secured credit facilities contain various restrictive covenants. As a result of the Third Amendment, the Term A Loan and the revolving credit facility (subject to certain exceptions) require the Company to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the 2013 Credit Agreement (total first lien secured debt to adjusted EBITDA per the 2013 Credit Agreement) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, substantially all of the Company’s assets are pledged to secure the Company’s obligations under the 2013 Credit Agreement and, among other things, the 2013 Credit Agreement: (a) limits the Company’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, as all net assets are restricted, and enter into certain transactions with affiliates; (b) restricts the Company’s ability to enter into agreements that would restrict the ability of the Company’s subsidiaries to pay dividends or make certain payments to EVERTEC; and (c) places restrictions on the Company’s ability and the ability of the Company’s subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of the Company’s assets.

The unpaid principal balance at March 31, 2017 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $28.9 million, $212.7 million and $385.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at March 31, 2017 was $73.0 million.

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of March 31, 2017 and December 31, 2016, the outstanding principal balance of the notes payable is $2.9 million and $3.4 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of March 31, 2017, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B loan from variable to fixed:

Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instrument is determined using a standard valuation model. The significant inputs used in this model are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in this standard valuation model for derivative instruments include the applicable forward rates and discount rates. The discount rates are based on the historical LIBOR Swap rates.

As of March 31, 2017 and December 31, 2016, the carrying amount of the derivative on the Company’s balance sheet is as follows:

(Dollar amounts in thousands)	March 31, 2017	December 31, 2016
Other long-term liabilities	$1,421	$1,964
During the three months ended March 31, 2017, the Company reclassified losses of $0.3 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $1.8 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of gains recorded on cash flow hedging activities.
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

Level 1: Inputs are unadjusted, quoted prices for identical assets or liabilities in an active market at the measurement date.
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

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes the fair value measurement by level at March 31, 2017 and December 31, 2016 for the liability measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2017
Financial liabilities:
Interest rate swap	$—	$1,421	$—	$1,421
December 31, 2016
Financial liabilities:
Interest rate swap	$—	$1,964	$—	$1,964

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$1,421	$1,421	$1,964	$1,964
Senior secured Term B loan	377,642	383,318	378,074	383,491
2018 Term A loan	28,307	28,727	28,721	29,268
2020 Term A loan	209,659	211,280	212,661	213,872

The fair value of the term loans at March 31, 2017 and December 31, 2016 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants. The unpaid principal balance of the 2018 Term A Loan as of March 31, 2017 and December 31, 2016 was $28.9 million and $29.5 million, respectively, and the unpaid principal balance of the 2020 Term A Loan was $212.7 million and $216.0 million for the same periods, respectively. The unpaid principal balance of the Term B Loan was $385.0 million and $386.0 million as of March 31, 2017 and December 31, 2016, respectively.
The Senior Secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 7 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three month period ended March 31, 2017:

(Dollar amounts in thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2016	$(10,427)	$(1,964)	$(12,391)
Other comprehensive (loss) income before reclassifications	(645)	363	(282)
Effective portion reclassified to Net Income	—	255	255
Balance - March 31, 2017, net of tax	$(11,072)	$(1,346)	$(12,418)

Note 8 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

In the first quarter of 2015, 2016 and 2017, the Compensation Committee of the Board of Directors approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2015 LTIP, 2016 LTIP and 2017 LTIP, respectively, all under the terms of our 2013 Equity Incentive Plan. Under the LTIPs, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the start of the fiscal year during which the RSUs were granted or on the grant date and ending on January 1 of each year for the 2015 LTIP, on February 19 of each year for the 2016 LTIP and on February 24 of each year for the 2017 LTIP.

Employees that received awards with market conditions under the 2015 and 2016 LTIPs are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Company’s total shareholder return (“TSR”) target relative to a specified group of industry peer companies is achieved. Employees that received awards with performance conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Cumulative Annual Growth Rate (“CAGR”) of Diluted EPS target over three years is achieved for the 2015 LTIP. For the 2016

LTIP, the CAGR EPS RSUs was based on the Company’s actual one-year diluted EPS measured over the period commencing on January 1, 2016 and ending on December 31, 2016, relative to the goals set by the Compensation Committee. The shares earned according to the plan are further subject to a two-year service vesting period. For the performance-based awards under the 2017 LTIP, the Compensation Committee established Adjusted EBITDA as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based TSR performance modifier. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1, 2017 and ending on December 31, 2017, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to a further two-year service vesting period.

Performance and market-based awards vest at the end of the performance period that commenced on January 1, 2015 for the 2015 LTIP, February 19, 2016 for the 2016 LTIP and February 24, 2017 for the 2017 LTIP. The periods end respectively on January 1, 2018 for the 2015 LTIP, February 19, 2019 for the 2016 LTIP and February 24, 2020 for the 2017 LTIP. Awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes the stock options activity for the three months ended March 31, 2017:

	Shares	Weighted-Average exercise price
Outstanding December 31, 2016	20,000	$6.04
Outstanding March 31, 2017	20,000	$6.04
Exercisable at March 31, 2017	—	$—

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

The following table summarizes nonvested restricted shares and RSUs activity for the three months ended March 31, 2017:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2016	1,212,364	$14.88
Forfeited	176	11.40
Vested	207,256	13.75
Granted	565,025	17.98
Nonvested at March 31, 2017	1,569,957	$16.13

For the three months ended March 31, 2017 and 2016, the Company recognized $2.0 million and $1.6 million of share-based compensation expense, respectively.

As of March 31, 2017, the maximum unrecognized cost for restricted stocks and RSU’s was $18.8 million. The cost is expected to be recognized over a weighted average period of 2.28 years. Unrecognized share-based compensation expense related to stock options for the same period is minor and is expected to be recognized during the current year.

Note 9 – Income Tax

The components of income tax expense for the three months ended March 31, 2017 and 2016, respectively, consisted of the following:

	Three months ended March 31,
(Dollar amounts in thousands)	2017	2016
Current tax provision	$3,507	$2,680
Deferred tax benefit	(1,487)	(804)
Income tax expense	$2,020	$1,876

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2017 and 2016, respectively, and its segregation based on location of operations:

	Three months ended March 31,
(Dollar amounts in thousands)	2017	2016
Current tax provision (benefit)
Puerto Rico	$1,806	$1,766
United States	(186)	164
Foreign countries	1,887	750
Total current tax provision	$3,507	$2,680
Deferred tax benefit
Puerto Rico	$(589)	$(479)
United States	(103)	(25)
Foreign countries	(795)	(300)
Total deferred tax benefit	$(1,487)	$(804)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2017, the gross deferred tax asset amounted to $5.7 million and the gross deferred tax liability amounted to $19.4 million, compared to $5.0 million and $19.2 million as of December 31, 2016.

The Company estimates that it is reasonably possible that the potential liability for uncertain tax positions relating to the net operating loss created by previously deducted transaction costs will decrease by no more than $4.5 million in the next twelve months as a result of the expiration of the statute of limitations.

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of a NOL deduction to 80% for regular tax and 70% for AMT. At March 31, 2017, the Company has $13.2 million in NOL carryforwards for tax purposes available to offset future taxable income.

Note 10 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended March 31,
(Dollar amounts in thousands, except per share information)	2017	2016
Net income attributable to EVERTEC, Inc.	$23,029	$19,148
Less: non-forfeitable dividends on restricted stock	16	12
Net income available to EVERTEC, Inc.’s common shareholders	$23,013	$19,136
Weighted average common shares outstanding	72,636,166	74,947,850
Weighted average potential dilutive common shares (1)	518,527	70,146
Weighted average common shares outstanding - assuming dilution	73,154,693	75,017,996
Net income per common share - basic	$0.32	$0.26
Net income per common share - diluted	$0.31	$0.26

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

On February 17, 2017, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 20, 2017 to stockholders of record as of the close of business on March 1, 2017.

Note 11 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for both the three months ended March 31, 2017 and 2016 amounted $2.0 million. Rent expense for telecommunications and other equipment for both the three months ended March 31, 2017 and 2016 amounted to $1.5 million.

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, Management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss would be insignificant. For other claims regarding proceedings that are in an initial phase, the Company is unable to estimate the range of possible loss, if any, but at this time believes that any loss related to such claims will not be material.

Note 12 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
(Dollar amounts in thousands)	2017	2016
Total revenues (1)(2)	$45,013	$43,153
Cost of revenues	$486	$259
Rent and other fees	$2,036	$1,934
Interest earned from affiliate
Interest income	$39	$59

(1)	Total revenues from Popular as a percentage of revenues were 44% and 45% for the periods presented above, respectively.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.5 million for both the three months ended March 31, 2017, and 2016.

At March 31, 2017 and December 31, 2016, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	March 31, 2017	December 31, 2016
Cash and restricted cash deposits in affiliated bank	$13,376	$15,918
Other due/to from affiliate
Accounts receivable	$21,739	$21,461
Prepaid expenses and other assets	$839	$699
Other long-term assets	$500	$554
Accounts payable	$3,977	$6,300
Unearned income	$16,541	$14,383

Note 13 – Segment Information

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.
The Company’s business segments are organized based on the nature of products and services. The Chief Operating Decision Maker (“CODM”) reviews their individual financial information to assess performance and to allocate resources.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Three months ended March 31, 2017
Revenues	$22,485	$38,733	$48,679	$(8,617)	(1)	$101,280
Income from operations	6,908	17,233	13,651	(7,200)	(2)	30,592
Three months ended March 31, 2016
Revenues	$22,890	$34,539	$45,614	$(7,564)	(1)	$95,479
Income from operations	8,425	12,414	13,243	(7,516)	(2)	26,566

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.

(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
(Dollar amounts in thousands)	2017	2016
Segment income from operations
Merchant Acquiring	$6,908	$8,425
Payment Processing	17,233	12,414
Business Solutions	13,651	13,243
Total segment income from operations	37,792	34,082
Merger related depreciation and amortization and other unallocated expenses (1)	(7,200)	(7,516)
Income from operations	30,592	26,566
Interest expense, net	(6,851)	(5,791)
Earnings (losses) of equity method investment	143	(130)
Other income	1,274	398
Income tax expense	(2,020)	(1,876)
Net income	$23,138	$19,167

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 14 – Subsequent Events

On April 27, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board of Director's approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on June 9, 2017 to stockholders of record as of the close of business on May 8, 2017.

On May 3, 2017, the Financial Oversight Board and Management for Puerto Rico filed a voluntary petition of relief on behalf of the Commonwealth of Puerto Rico (the ¨Commonwealth¨) pursuant to Title III of the Puerto Rico Oversight, Management and Economic Stability Act (¨PROMESA¨) for the restructuring of the Commonwealth’s debt. This petition covers the central government and does not include its public corporations, however, it has been announced that the public corporations will likely also file for relief under Title III of PROMESA in the near future. As of March 31, 2017, the Company had net receivables of $16.1 million with the Commonwealth and certain public corporations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2017 and 2016 and (ii) the financial condition as of March 31, 2017. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2016, included in the Company’s Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis, including the operations of its predecessor entities prior to the Merger (as defined below). EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Processa, SAS ("Processa"), EVERTEC USA, LLC and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

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

Our broad suite of services spans the transaction processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through scalable, end-to-end technology platforms that we manage and operate in-house, which generates operating efficiencies that enable us to maximize profitability.

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

Previously Announced Possible Acquisition

On February 17, 2017, the Company announced that EVERTEC Group, LLC had entered into a share purchase promise agreement by and among EVERTEC Group, LLC, and the selling shareholders to purchase directly or indirectly 100% of the share capital of EFT Group S.A., at a purchase price of approximately CLP 26,918 million, or approximately US$42 million at current exchange rates, subject to customary adjustments. EVERTEC expects to fund the purchase using a combination of cash on hand and funds borrowed under the existing revolving line of credit. EFT Group, S.A. is known commercially as PayGroup PayGroup and is a payment processing and software company serving primarily financial institutions throughout Latin America. The transaction is subject to customary closing conditions, including receipt of US federal bank regulatory approval, and a special provision that allows the selling shareholders to terminate the transaction if US federal bank regulatory approval has not been secured by June 12, 2017, in which case EVERTEC must pay a penalty of approximately US$2 million. Receipt of US federal bank regulatory approval is dependent on factors outside the control of EVERTEC. There is no assurance that such approval will be obtained by June 12, 2017 or at all.

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
As described in the risk factors in our 2016 Form 10-K, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate. The Puerto Rico fiscal crisis continues to negatively impact the economy. However, to date, our operations and our business with the government of Puerto Rico have not been significantly impacted. We continue to closely monitor the Puerto Rico fiscal situation.
In addition to the macroeconomic trends described above, Management currently estimates that we will experience a revenue attrition in Latin America of approximately $3 million to $6 million in 2017 related to client migrations anticipated to occur throughout 2017. The client decisions for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Management believes that these customer decisions are unlikely to change, however timing is subject to change based on customer's conversion schedules.

Overview of Results of Operations

The following briefly describes the components of revenues and expenses as presented in the unaudited consolidated condensed statements of income and comprehensive income. Descriptions of the revenue recognition policies are detailed in Note 1 of the Notes to Audited Consolidated Financial Statements included in our 2016 Form 10-K.

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

Merchant Acquiring accounted for $22.5 million, or 22% of total revenues, and $6.9 million or 18% of total segment income from operations for the three months ended March 31, 2017, compared with $22.9 million, or 24%, of total revenues and $8.4 million, or 25% of total segment income from operations for the comparable period in 2016.

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

Payment Processing accounted for $30.1 million, or 30%, of total revenues and $17.2 million, or 46%, of total segment income from operations for the three months ended March 31, 2017, compared with $27.0 million, or 28%, of total revenues and $12.4 million, or 36%, of total segment income from operations for the three months ended March 31, 2016.

Business Solutions. Business Solutions revenue consists of revenues from a full suite of business process management solutions including core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. We generally enter into one to five year contracts with our private Business Solutions clients and one year or multi year contracts. with annual fiscal funding clauses, for our government Business Solutions clients.

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

Business Solutions accounted for $48.7 million, or 48%, of total revenues and $13.7 million, or 36%, of total segment income from operations for the three months ended March 31, 2017, compared with $45.6 million, or 48%, of total revenues and $13.2 million, or 39%, of total segment income from operations for the three months ended March 31, 2016.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three months ended March 31, 2017 and 2016. The following tables and discussion should be read in conjunction with the information contained in our Unaudited Consolidated Condensed Financial Statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2017 and 2016

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the three months ended March 31, 2017 and 2016.

Revenues

	Three months ended March 31,
(Dollar amounts in thousands)	2017	2016	Variance

Merchant Acquiring, net	$22,485	$22,890	$(405)	(2)%
Payment Processing	30,116	26,975	3,141	12%
Business Solutions	48,679	45,614	3,065	7%
Total revenues	$101,280	$95,479	$5,801	6%

Total revenues for the three months ended March 31, 2017 increased by $5.8 million or 6% as compared to the corresponding 2016 period.

Merchant Acquiring, net revenue decreased slightly to $22.5 million from $22.9 million in the prior year. The decrease was primarily driven by a contractual agreement change in the second quarter of 2016 with a bank in Puerto Rico which resulted in revenue now being recognized as part of payment processing.

Payment Processing revenue in the quarter amounted to $30.1 million, an increase of $3.1 million or 12%. Revenue results in the quarter reflected the previously referenced client contract change from Merchant Acquiring to Payment Processing and increases in ATH® debit network transaction volumes, card processing volumes, POS rental income, revenue from the Processa acquisition completed in March 2016, as well as certain non-recurring revenue recognized in the quarter.

Business Solutions revenue amounted to $48.7 million, compared with $45.6 million in the prior year quarter, an increase of 7%. Business Solutions revenue growth in the quarter primarily reflects increased revenue related to the acquisition of a data processing and printing business in Puerto Rico, an increase in revenue from Popular and other service revenues.

Operating costs and expenses

	Three months ended March 31,
(Dollar amounts in thousands)	2017	2016	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$44,173	$43,408	$765	2%
Selling, general and administrative expenses	10,831	10,835	(4)	—%
Depreciation and amortization	15,684	14,670	1,014	7%
Total operating costs and expenses	$70,688	$68,913	$1,775	3%

Total operating costs and expenses for the three months ended March 31, 2017 increased $1.8 million or 3% as compared to the corresponding 2016 period.

Cost of revenues increased by $0.8 million or 2% when compared with the 2016 quarterly period mainly as a result of higher equipment expenses, driven by higher equipment and software maintenance, and an increase in professional fees. These increases were partially offset by a decrease in salaries and benefits mainly as a result of severance payments made in 2016.

Selling, general and administrative expenses remained flat at $10.8 million.

Depreciation and amortization expense increased by $1.0 million or 7% mainly related to an increase in amortization expense related to intangible assets acquired as part of business combinations completed in the prior year.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended March 31,
(Dollar amounts in thousands)	2017	2016	Variance

Segment income from operations
Merchant Acquiring, net	$6,908	$8,425	$(1,517)	(18)%
Payment Processing	17,233	12,414	4,819	39%
Business Solutions	13,651	13,243	408	3%
Total segment income from operations	37,792	34,082	3,710	11%

Merger related depreciation and amortization and other unallocated expenses (1)	(7,200)	(7,516)	316	(4)%
Income from operations	$30,592	$26,566	$4,026	15%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended March 31, 2017 increased $4.0 million or 15% compared with the corresponding 2016 period. The increase in income from operations was the result of an increase in income from our Payment Processing segment, partially offset by a decrease in income from our Merchant Acquiring segment. The increase in income from our Payment Processing segment was primarily driven by an increase in transactional volume coupled with income related to the Processa acquisition. In addition, a client contract change completed in the second quarter of 2016 shifted revenue and income from the Merchant Acquiring segment to the Payment Processing segment.

See Note 13 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Three months ended March 31,
(Dollar amounts in thousands)	2017	2016	Variance

Non-operating income (expenses)
Interest income	$185	$87	$98	113%
Interest expense	(7,036)	(5,878)	(1,158)	20%
Earnings (losses) of equity method investment	143	(130)	273	(210)%
Other income	1,274	398	876	220%
Total non-operating expenses	$(5,434)	$(5,523)	$89	(2)%

Total non-operating expenses for the three months ended March 31, 2017 remained relatively equal to the corresponding 2016 period. Interest expense increased by $1.2 million primarily as a result of the Third Amendment completed in the fourth quarter of 2016 coupled with an increased LIBOR Rate and increased interest expense from the commencement of the fixed interest rate swap. This increase was almost entirely offset by an increase in foreign exchange gains and an increase in earnings from our equity method investment.

Income tax expense

Income tax expense for the three months ended March 31, 2017 amounted to $2.0 million compared with an income tax expense of $1.9 million in the prior year period.

See Note 9 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $73.0 million was available as of March 31, 2017.

At March 31, 2017, we had cash and cash equivalents of $52.1 million, of which $34.9 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

	Three months ended March 31,
(Dollar amounts in thousands)	2017	2016

Cash provided by operating activities	$25,305	$30,231
Cash used in investing activities	(6,676)	(5,669)
Cash used in financing activities	(18,475)	(17,270)
Increase in cash	$154	$7,292

Net cash provided by operating activities for the three months ended March 31, 2017 was $25.3 million compared with cash provided by operating activities of $30.2 million for the corresponding 2016 period. The $4.9 million decrease in cash provided by operating activities is primarily driven by more cash used to pay down accounts payable and accrued liabilities and more cash used to prepay maintenance contracts.

Net cash used in investing activities for the three months ended March 31, 2017 was $6.7 million compared with $5.7 million for the corresponding period in 2016. The $1.0 million increase was mainly attributable to an increase in capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2017 was $18.5 million as compared with $17.3 million for the corresponding 2016 period. Cash used in financing activities was primarily related to stock repurchases, cash dividends on common stock and cash used for principal repayments on long-term debt. The increase in cash used in financing activities is due to an increase in cash used for common stock repurchases and an increase in statutory minimum withholding taxes paid on share-based compensation.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $6.5 million and $3.0 million for the three months ended March 31, 2017 and 2016, respectively. In addition, during the 2016 period, we completed the purchase of Processa for $5.9 million. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility. We expect capital expenditures to be in a range of $35 million to $45 million in 2017 and expect to spend approximately $42 million on the previously announced proposed acquisition of EFT Group S.A. in the second half of 2017, which remains subject to regulatory approval.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 17, 2017, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 20, 2017 to stockholders of record as of March 1, 2017.

Financial Obligations

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”), a $400.0 million term loan B facility (the “Term B Loan”) and a $100.0 million revolving credit facility.

During 2016, the Company entered into two separate amendments to the 2013 Credit Agreement. In the second quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding Credit Agreement (the “Second Amendment”). The Company paid each lender that consented to the amendment a fee equal to 0.50% of the aggregate principal amount of outstanding term loans and revolving commitments held by such lender. The credit amendment fees paid during the second quarter of 2016 amounted to $3.6 million. In the fourth quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment (the “Third Amendment”) to the 2013 Credit Agreement. The Third Amendment extends the maturity of (a) approximately $219 million of EVERTEC Group’s existing approximately $250 million of Term A loan facility to January 17, 2020 (the “2020 Term A loan”) and (b) $65 million of EVERTEC Group’s existing $100 million of revolving credit facility to January 17, 2020. The remaining approximately $30 million of Term A loan (the “2018 Term A loan”) and the $35 million of revolving credit facility that were not extended will remain in place and mature as originally scheduled on April 17, 2018. The Term B loan facility will remain in place and mature as originally scheduled on April 17, 2020 (collectively, the “Senior Secured term loans”).

Under the terms of the Third Amendment, the 2018 Term A Loan amortizes on a basis of 1.875% of the original principal amount beginning in the third quarter of 2016 and during each of the next three quarters, and 2.50% of the original principal amount during each of the final three quarters, with the balance payable on the final maturity date. The 2020 Term A Loan amortizes on a basis of 1.50% of the original principal amount beginning in the fourth quarter of 2016 and during each of the next five quarters, 1.875% of the original principal amount during each of the four subsequent quarters, and 2.50% of the original principal amount during each of the final three quarters, with the balance payable on the final maturity date. Principal payments for the Term B Loan were not changed by the Third Amendment and continues to require payments on the last business day of each quarter equal to 0.250% of the original principal amount and the remaining outstanding principal amount on the maturity of the Term B Loan.

The applicable margin under the 2013 Credit Agreement is based on, at EVERTEC Group’s option, (i) with respect to any 2018 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any Alternate Base Rate (“ABR”), as defined in the 2013 Credit Agreement, subject to reduction based on achievement of specific first lien secured leverage ratios, (ii) with respect to any 2020 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any ABR Loan, (iii) with respect to any Term B Loan, 2.75% per annum in the case of any LIBOR Loan and 1.75% per annum in the case of any ABR Loan subject to reduction based on achievement of specific first lien secured leverage ratios, and (iv) with respect to any revolving credit facility, (A) 2.50% per annum in the case of any LIBOR Loan and (B) 1.50% per annum in the case of any ABR Loan.

The revolving credit facility interest rate is calculated the same as the 2020 Term A Loan rate and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio.

All loans may be prepaid without premium or penalty.

The unpaid principal balance at March 31, 2017 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $28.9 million, $212.7 million and $385.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at March 31, 2017 was $73.0 million.

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of March 31, 2017 and December 31, 2016, the outstanding principal balance of the notes payable is $2.9 million and $3.4 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of March 31, 2017, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B loan from variable to fixed:

Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instrument is determined using a standard valuation model. The significant inputs used in this model are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in this standard valuation model for derivative instruments include the applicable forward rates and discount rates. The discount rates are based on the historical LIBOR Swap rates.

As of March 31, 2017 and December 31, 2016, the carrying amount of the derivative on the Company’s balance sheet is as follows:

(Dollar amounts in thousands)	March 31, 2017	December 31, 2016
Other long-term liabilities	$1,421	$1,964
During the three months ended March 31, 2017, the Company reclassified losses of $0.3 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $1.8 million from accumulated other comprehensive loss into income through interest expense over the next 12 months.
The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the Revolving Facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the Third Amendment (total first lien senior secured debt to Adjusted EBITDA per the 2013 Credit Agreement) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of March 31, 2017, the senior secured leverage ratio was 3.29 to 1.00. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default.

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

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of ourselves and other companies in our industry. In addition, our presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the senior secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the senior secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because we believe better reflects our comparable operating performance by excluding the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per share, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share are not measurements of liquidity or financial performance under GAAP. You should not consider EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per share as alternatives to cash flows from operating activities or any other performance measures determined in accordance with GAAP, as an indicator of cash flows, as a measure of liquidity or as an alternative to operating or net income determined in accordance with GAAP.

A reconciliation of net income to EBITDA, Adjusted EBITDA and Adjusted Net Income is provided below:

	Three months ended	Twelve months ended	Three months ended
(Dollar amounts in thousands)	March 31, 2017	March 31, 2017	March 31, 2016
Net income	$23,138	$79,097	$19,167
Income tax expense	2,020	8,415	1,876
Interest expense, net	6,851	25,300	5,791
Depreciation and amortization	15,684	60,581	14,670
EBITDA	47,693	173,393	41,504
Software maintenance reimbursement and other costs (1)	—	209	312
Equity income (2)	(143)	(292)	130
Compensation and benefits (3)	2,076	8,877	3,681
Transaction, refinancing and other fees (4)	(467)	6,753	359
Restatement related expenses (5)	—	1,778	59
Adjusted EBITDA	49,159	190,718	46,045
Operating depreciation and amortization(6)	(7,461)	(28,923)	(7,006)
Cash interest expense, net (7)	(5,702)	(21,133)	(5,037)
Income tax expense (8)	(2,891)	(13,611)	(3,032)
Non-controlling interest (9)	(155)	(394)	(19)
Adjusted net income	$32,950	$126,657	$30,951
Net income per common share (GAAP):
Diluted	$0.31		$0.26
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.45		$0.41
Shares used in computing adjusted earnings per common share:
Diluted	73,154,693		75,017,996

1)	Predominantly represents reimbursements received for certain software maintenance expenses as part of the Merger, recorded as part of cost of revenues.

2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in CONTADO, net of cash dividends received.

3)
Primarily represents share-based compensation and other compensation expense of $2.0 million and $1.6 million for the quarters ended March 31, 2017 and 2016 and severance payments of $0.1 million and $2.1 million for the same periods, respectively. For March 31, 2017 share-based compensation expense of $0.5 million and severance payments of $0.1 million were recorded as part of cost of revenues, while share-based compensation of $1.5 million was recorded as part of selling, general and administrative expenses. For March 31, 2016, , share-based compensation expense of $0.3 million and severance payments of $1.8 million were recorded as part of cost of revenues, while share-based compensation of $1.3 million and severance payments of $0.3 million were recorded as part of selling, general and administrative expenses.

4)	Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses and cost of revenues.

5)	Represents consulting, audit and legal expenses incurred as part of the restatement, recorded as part of selling, general and administrative expenses.

6)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of the Merger and other from intangibles generated from acquisitions.

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

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of March 31, 2017 the Company did not have any off balance sheet items.

Seasonality

Our payment businesses generally experience moderate increased activity during the traditional holiday shopping periods and around other nationally recognized holidays, which follow consumer spending patterns.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of March 31, 2017, after considering our interest rate swap, under the senior secured credit facilities would increase our annual interest expense by approximately $4.3 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major United States financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 5 of the Unaudited Consolidated Condensed Financial Statements for additional information related to the senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated condensed statements of income and comprehensive income. At March 31, 2017, the Company had $11.1 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $10.4 million at December 31, 2016.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the risk factors previously disclosed under Item 1A. of the Company’s 2016 Form 10-K, investors should consider the following risk:
The Government of Puerto Rico’s fiscal crisis continues. The expiration of the automatic stay on litigation to collect claims against the Government on May 1, 2017, the initiation of creditor litigation promptly thereafter and the Government’s filing for bankruptcy protection on May 3, 2017, are all potentially expected to further slow the Puerto Rico economy, increase emigration from Puerto Rico, increase the risk of non-payment of Government obligations and negatively affect the economy and consumer spending, which could potentially have a material adverse effect on our business and the trading price of our common stock.

The Commonwealth of Puerto Rico (the "Commonwealth") has been in economic recession since 2006. In August 2015, the Commonwealth defaulted for the first time on the Public Finance Corporation bonds. In April 2016, the Puerto Rico governor signed a debt moratorium law that gave the governor emergency powers to deal with the fiscal crisis, including the ability to declare a moratorium on any debt payment. On June 30, 2016, the U.S. President signed into law the Puerto Rico Oversight, Management and Economic Stability Act (PROMESA). PROMESA establishes a fiscal oversight and management board (the “Oversight Board”) comprised of seven voting members appointed by the President. PROMESA also imposed an automatic stay on all litigation against Puerto Rico and its instrumentalities, as well as any other judicial or administrative actions or proceedings to enforce or collect claims against the Puerto Rico government.

On May 1, 2017, the automatic stay expired. Promptly after the expiration of the stay, creditors of the Puerto Rico government filed various lawsuits involving defaults on more than $70 billion of bonds issued by Puerto Rico, having failed to reach a negotiated settlement on such defaults with the Puerto Rico government during the period of the automatic stay. On May 3, 2017, the Oversight Board filed a voluntary petition of relief on behalf of the Commonwealth pursuant to Title III of PROMESA for the restructuring of the Commonwealth’s debt. This petition covers the central government and does not include its public corporations, however, it has been announced that the public corporations will likely also file for relief under Title III of PROMESA in the near future. Title III is an in-court debt restructuring proceeding similar to protections afforded debtors under Chapter 11 of the United States Code (the “Bankruptcy Code”); the Bankruptcy Code is not available to the Commonwealth or its instrumentalities.

Additionally, it has been publicly reported that the Title III filings will also include approximately $50 billion of unfunded pension obligations of the Puerto Rico government and its instrumentalities. For perspective, when these unfunded pension obligations are aggregated with the $70 billion of bonds in default, the amounts far exceed the approximately $20 billion of outstanding obligations involved when Detroit filed for bankruptcy protection in 2013, which was the largest municipal bankruptcy at that time. Moreover, there is no precedent for a Title III filing, and there may be uncertainties as to the processes to be followed.

While the Title III processes do not foreclose negotiations between creditors and the Puerto Rico government toward a consensual restructuring agreement, there can be no assurance that meaningful negotiations will occur or that any consensual agreement will be reached or by what date. Importantly, there also can be no assurance as to the financial outcome or timing of the completion of the Title III processes. There also can be no assurance as to any favorable intervention by the U.S. Congress or the U.S. President, who publicly stated in April 2017 that there should be no bail-out of Puerto Rico.

In all events, the invocation of Title III is expected to potentially deepen Puerto Rico’s economic recession, and to further curtail the ability of the Commonwealth and its instrumentalities, subject to the oversight of the Oversight Board (collectively, the “Government”),  to access capital markets to place new debt or roll future maturities. Additionally, potential Government actions such as further reductions in spending or the imposition of new taxes may only further deepen the current economic crisis, including an increase in unemployment rates, and result in a continued decline in population and in the economy.

Consequently, such recent events could potentially adversely impact the trading price of our common stock, adversely impact our customer base, depress general consumer spending and delay the Government’s payments thus increasing our Government accounts receivables, and potentially impair the collectability of those accounts receivable, all of which, individually or in the aggregate, could potentially have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2017, we had no direct exposure to the Government’s debt obligations and had net receivables of $16.1 million with the Commonwealth and certain public corporations.

The risks described in our 2016 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three months period ended March 31, 2017:

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
3/1/2017-3/31/2017	228,289	$16.480	228,289
Total	228,289	$16.480	228,289	$76,249,959

(1)
On February 17, 2016, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Share Purchase Promise Agreement (Contrato de Promesa de Compraventa de Acciones), dated as of February 17, 2017, by and among EVERTEC Group, LLC, Fondo de Inversión Privado Mater, Inversiones San Bernardo SpA, Inversiones Supernova SpA, Inversiones y Asesorías Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedorn Hitschfeld and Inversiones Vaimaca Limitada [English Translation] (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 22, 2017, File No. 001-35872)

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

EVERTEC, Inc. (Registrant)

Date: May 5, 2017	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: May 5, 2017	By:	/s/ Peter J.S. Smith
Peter J.S. Smith Chief Financial Officer (Principal Accounting Officer)