Form 10-Q
period 2017-06-30
EVERTEC, Inc.
filed 2017-08-03
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017 or

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
At July 28, 2017, there were 72,381,305 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•
our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues pursuant to our master services agreement with them, and our reliance on Banco Popular de Puerto Rico (“Banco Popular”), Popular’s principal banking subsidiary, to grow our merchant acquiring business;

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

•	operating an international business in multiple regions with potential political and economic instability, including Latin America;

•	our ability to execute our geographic expansion and acquisition strategies, including challenges in successfully acquiring new businesses and integrating and growing acquired businesses;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our ability to refinance our debt;

•	the possibility that we could lose our preferential tax rate in Puerto Rico;

•	the risk that the counterparty to our interest rate swap agreement fails to satisfy its obligations under the agreement

•
uncertainty of the pending debt restructuring process under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), as well as actions taken by the Puerto Rico government or by the PROMESA Board to address the Puerto Rico fiscal crisis;

•	the nature, timing and amount of any restatement; and

•	other factors discussed in this Report.

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

EVERTEC, Inc. Unaudited Consolidated Condensed Balance Sheets
(Dollar amounts in thousands, except for share information)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$93,060	$51,920
Restricted cash	8,196	8,112
Accounts receivable, net	76,902	77,803
Prepaid expenses and other assets	26,500	20,430
Total current assets	204,658	158,265
Investment in equity investee	12,646	12,252
Property and equipment, net	36,095	38,930
Goodwill	371,204	370,986
Other intangible assets, net	284,316	299,119
Long-term deferred tax asset	988	805
Other long-term assets	4,720	5,305
Total assets	$914,627	$885,662
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$34,203	$34,243
Accounts payable	31,697	40,845
Unearned income	5,383	4,531
Income tax payable	2,687	1,755
Current portion of long-term debt	46,344	19,789
Short-term borrowings	48,000	28,000
Total current liabilities	168,314	129,163
Long-term debt	565,425	599,667
Long-term deferred tax liability	14,378	14,978
Unearned income - long term	20,577	17,303
Other long-term liabilities	11,918	16,376
Total liabilities	780,612	777,487
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,381,305 shares issued and outstanding at June 30, 2017 (December 31, 2016 - 72,635,032)	723	726
Additional paid-in capital	—	—
Accumulated earnings	144,175	116,341
Accumulated other comprehensive loss, net of tax	(14,616)	(12,391)
Total EVERTEC, Inc. stockholders’ equity	130,282	104,676
Non-controlling interest	3,733	3,499
Total equity	134,015	108,175
Total liabilities and equity	$914,627	$885,662
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Merchant acquiring, net	$23,506	$23,277	$45,991	$46,167
Payment processing (from affiliates: $8,526, $7,951, $16,649 and $15,806)	30,693	28,157	60,809	55,132
Business solutions (from affiliates: $36,416, $35,660, $73,306 and $70,958)	49,312	46,238	97,991	91,852
Total revenues	103,511	97,672	204,791	193,151
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	43,030	41,966	87,203	85,374
Selling, general and administrative expenses	14,588	12,573	25,419	23,408
Depreciation and amortization	15,899	14,941	31,583	29,611
Total operating costs and expenses	73,517	69,480	144,205	138,393
Income from operations	29,994	28,192	60,586	54,758
Non-operating income (expenses)
Interest income	216	92	401	179
Interest expense	(7,406)	(6,138)	(14,442)	(12,016)
Earnings (losses) of equity method investment	115	29	258	(101)
Other income	1,363	860	2,637	1,258
Total non-operating expenses	(5,712)	(5,157)	(11,146)	(10,680)
Income before income taxes	24,282	23,035	49,440	44,078
Income tax expense	4,068	2,801	6,088	4,677
Net income	20,214	20,234	43,352	39,401
Less: Net income (loss) attributable to non-controlling interest	125	(1)	234	18
Net income attributable to EVERTEC, Inc.’s common stockholders	20,089	20,235	43,118	39,383
Other comprehensive (loss) income, net of tax of $(18), $442, $19 and $446
Foreign currency translation adjustments	(1,956)	(2,047)	(2,601)	(1,579)
(Loss) gain on cash flow hedge	(242)	(1,475)	376	(4,547)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$17,891	$16,713	$40,893	$33,257
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.28	$0.27	$0.59	$0.53
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.27	$0.27	$0.59	$0.53
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	72,635,032	$726	$—	$116,341	$(12,391)	$3,499	$108,175
Cumulative adjustment from implementation of ASU 2016-09	—	—	—	4,203	—	—	4,203
Share-based compensation recognized	—	—	4,189	—	—	—	4,189
Repurchase of common stock	(465,240)	(5)	(2,702)	(4,964)	—	—	(7,671)
Restricted stock units delivered, net of cashless	211,513	2	(1,487)	—	—	—	(1,485)
Net income	—	—	—	43,118	—	234	43,352
Cash dividends declared on common stock	—	—	—	(14,523)	—	—	(14,523)
Other comprehensive loss	—	—	—	—	(2,225)	—	(2,225)
Balance at June 30, 2017	72,381,305	723	—	144,175	(14,616)	$3,733	$134,015
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Cash Flows
(Dollar amounts in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$43,352	$39,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,583	29,611
Amortization of debt issue costs and accretion of discount	2,490	1,939
Provision for doubtful accounts and sundry losses	107	858
Deferred tax benefit	(1,799)	(1,537)
Share-based compensation	4,189	3,403
Loss on disposition of property and equipment and other intangibles	176	122
(Earnings) losses of equity method investment	(258)	101
Decrease (increase) in assets:
Accounts receivable, net	953	2,776
Prepaid expenses and other assets	(6,067)	(2,972)
Other long-term assets	188	(1,826)
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(9,215)	(6,793)
Income tax payable	932	1,553
Unearned income	4,126	2,578
Other long-term liabilities	297	210
Total adjustments	27,702	30,023
Net cash provided by operating activities	71,054	69,424
Cash flows from investing activities
Net (increase) decrease in restricted cash	(83)	4,217
Additions to software	(9,989)	(10,015)
Acquisitions, net of cash acquired	—	(5,947)
Property and equipment acquired	(5,485)	(9,017)
Proceeds from sales of property and equipment	25	40
Net cash used in investing activities	(15,532)	(20,722)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(1,485)	(290)
Net increase in short-term borrowings	20,000	3,000
Repayment of short-term borrowing for purchase of equipment and software	(996)	(778)
Dividends paid	(14,523)	(14,964)
Credit amendment fees	—	(3,587)
Repurchase of common stock	(7,671)	(15,602)
Repayment of long-term debt	(9,707)	(9,500)
Net cash used in financing activities	(14,382)	(41,721)
Net increase in cash	41,140	6,981
Cash at beginning of the period	51,920	28,747
Cash at end of the period	$93,060	$35,728
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,280	$10,225
Cash paid for income taxes	5,116	4,815
Supplemental disclosure of non-cash activities:
Foreign currency translation adjustments	$(2,601)	$(1,579)
Payable due to vendor related to software acquired	2,360	3,556
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management. As of July 3, 2017, with the completion of the acquisition of 100% of the share capital of EFT Group S.A., a Chilean-based payment processing and software company known commercially as PayGroup (“PayGroup”), the Company provides services across 27 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

Note 2 – Recent Accounting Pronouncements

Recently issued accounting pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In May 2017, the FASB issued updated guidance to clarify the scope of modifications under share based compensation accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

Accounting pronouncements issued prior to 2017 and not yet adopted

During 2014, the FASB issued new guidance for revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and also includes changes in the accounting for customer contract acquisition costs and fulfillment costs. During 2016, the FASB issued several additional updates that amended the proposed guidance. These new standards will replace most existing revenue recognition guidance in U.S. GAAP, and are effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standards permit two methods of adoption: retrospectively to each prior reporting period presented (retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The effective date for the Company is January 1, 2018. Management has determined to apply the amendments in this update retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application.

Management is continuing to evaluate the potential impact this new guidance will have on the Company’s financial statements. Management has conducted initial analysis and is completing detailed contract reviews to determine necessary adjustments to accounting policies and to support an evaluation of the standard’s impact on the Company’s consolidated results of operations and financial condition. Based on work completed at this time, Management believes the new standard may have potentially significant impacts in the following areas:
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
- Revenue for certain professional services that are recognized upon completion of the services will be evaluated under the new standards to determine if revenue should be recognized over time.
- Required enhancements to current disclosures around revenue recognition.
At this time, Management is not able to reasonably estimate the impact that adoption is expected to have. The Company continues to implement appropriate changes to its business processes, systems and controls to support recognition and disclosures under the new standard. Significant activities that are in process are the calculation of the transition adjustment, drafting and approval of new accounting policies and the implementation of new processes, controls and systems to accommodate the new policies and to compile the information for the enhanced disclosures under the new standards. The implementation process is ongoing and Management expects to be in a position to report under the new accounting standard upon adoption in the first quarter of 2018.

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

During 2016, the FASB issued updated guidance for the classification of certain cash receipts and cash payments on the statement of cash flows. The amendments in this update provide specific guidance for the classification of eight issues: debt prepayment or extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of an insurance claim; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and applications of the predominance principle. The Company expects to adopt this guidance in the fiscal period required by this update and continues to evaluate if the adoption will have an impact on the consolidated financial statements.

During 2016, the FASB issued updated guidance for tax treatment of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The FASB decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The Company expects to adopt this guidance in the fiscal period required by this update and continues to evaluate if the adoption will have an impact on the consolidated financial statements.
Note 3 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2017	December 31, 2016
Buildings	30	$1,529	$1,559
Data processing equipment	3 - 5	106,482	105,052
Furniture and equipment	3 - 20	6,278	7,311
Leasehold improvements	5 -10	3,162	3,057
		117,451	116,979
Less - accumulated depreciation and amortization		(82,692)	(79,431)
Depreciable assets, net		34,759	37,548
Land		1,336	1,382
Property and equipment, net		$36,095	$38,930
Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2017 amounted to $3.7 million and $7.4 million, compared to $3.4 million and $6.8 million for the same period in 2016.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 13):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total
Balance at December 31, 2016	$138,121	$186,688	$46,177	$370,986
Adjustment to goodwill from prior year acquisition	—	1,099	—	1,099
Foreign currency translation adjustments	—	(516)	(365)	(881)
Balance at June 30, 2017	$138,121	$187,271	$45,812	$371,204
Goodwill is tested for impairment on an annual basis, or more often if events or changes in circumstances indicate there may be impairment. For 2016, the Company used the qualitative assessment option or step zero process. Using this process, the Company first assessed whether it was “more likely than not” that the fair value of a reporting unit was less than its carrying amount. The Company conducted a qualitative assessment of each reporting unit’s fair value, or step zero process, as of August 31, 2016. As part of the Company’s qualitative assessment, Management considered the results of the Company’s 2015 impairment test (which indicated that the fair value of each reporting unit was in excess of it carrying amount by 120.9%—145.5%) as well as current market conditions and changes in the carrying amount of the Company’s reporting units that occurred subsequent to the 2015 impairment test. Based on the results of this qualitative assessment, EVERTEC believes the fair value of goodwill for each of the Company’s reporting units continues to exceed their respective carrying amounts and concluded that it was not necessary to conduct the two-step goodwill impairment test. There were no triggering events or changes in circumstances that, subsequent to the impairment test, would have required an additional impairment evaluation. No impairment losses were recognized for the six months ended June 30, 2017 or 2016.

The carrying amount of other intangible assets at June 30, 2017 and December 31, 2016 was as follows:

		June 30, 2017
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$334,207	$(154,632)	$179,575
Trademark	10 - 15	39,950	(23,382)	16,568
Software packages	3 -10	185,892	(128,815)	57,077
Non-compete agreement	15	56,539	(25,443)	31,096
Other intangible assets, net		$616,588	$(332,272)	$284,316

		December 31, 2016
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$334,455	$(141,829)	$192,626
Trademark	10 - 15	39,950	(21,650)	18,300
Software packages	3 - 10	176,267	(121,055)	55,212
Non-compete agreement	15	56,539	(23,558)	32,981
Other intangible assets, net		$607,211	$(308,092)	$299,119
For the three and six months ended June 30, 2017, the Company recorded amortization expense related to other intangibles of $12.2 million and $24.2 million, respectively, compared to $11.4 million and $22.7 million for the corresponding 2016 period.
The estimated amortization expense of the balances outstanding at June 30, 2017 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2017	$23,689
2018	43,436
2019	39,943
2020	35,115
2021	31,845

Note 5 – Debt and Short-Term Borrowings

Total debt at June 30, 2017 and December 31, 2016 follows:

(Dollar amounts in thousands)	June 30, 2017	December 31, 2016
Senior Secured Credit Facility (2018 Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$27,894	$28,721
Senior Secured Credit Facility (2020 Term A) due on January 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(4))	206,657	212,661
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	377,218	378,074
Senior Secured Revolving Credit Facility(6)	48,000	28,000
Note Payable due on October 1, 2017(3)	772	1,524
Note Payable due on July 31, 2017(3)	372	357
Note Payable due on August 31, 2019(5)	740	890
Note Payable due on April 30, 2021(3)	476	532
Total debt	$662,129	$650,759

(1)	Applicable margin of 2.25% at June 30, 2017 and December 31, 2016.

(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at June 30, 2017 and December 31, 2016.

(3)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(4)	Applicable margin of 2.50% at June 30, 2017 and December 31, 2016.

(5)	Fixed interest rate of 7.50%.

(6)	Applicable margin of 2.50% at June 30, 2017 and December 31, 2016.

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”), a $400.0 million term loan B facility (the “Term B Loan”, together with the Term A Loan, the “Senior Secured term loans”) and a $100.0 million revolving credit facility (the "Revolving Facility"). During 2016, the Company entered into two separate amendments to the 2013 Credit Agreement. In the second quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding 2013 Credit Agreement (the “Second Amendment”). In the fourth quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment (the “Third Amendment”) to the 2013 Credit Agreement. The Third Amendment extends the maturity of (a) approximately $219 million of EVERTEC Group’s existing approximately $250 million of Term A loan facility to January 17, 2020 (the “2020 Term A Loan”) and (b) $65 million of EVERTEC Group’s existing $100 million of Revolving Facility to January 17, 2020. The remaining approximately $30 million of Term A loan (the “2018 Term A Loan”) and the $35 million of Revolving Facility that were not extended will remain in place and mature as originally scheduled on April 17, 2018. The Term B loan facility will remain in place and mature as originally scheduled on April 17, 2020.

The unpaid principal balance at June 30, 2017 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $28.4 million, $209.5 million and $384.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at June 30, 2017 was $52.0 million.

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of June 30, 2017 and December 31, 2016, the outstanding principal balance of the notes payable is $2.4 million and $3.4 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of June 30, 2017, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B loan from variable to fixed:

Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instrument is determined using a standard valuation model. The significant inputs used in this model are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2 within the fair value hierarchy. Inputs used in this standard valuation model for derivative instruments include the applicable forward rates and discount rates. The discount rates are based on the historical LIBOR Swap rates.
As of June 30, 2017 and December 31, 2016, the carrying amount of the derivative on the Company’s balance sheet is as follows:

(Dollar amounts in thousands)	June 30, 2017	December 31, 2016
Other long-term liabilities	$1,588	$1,964
During the three and six months ended June 30, 2017, the Company reclassified losses of $0.5 million and $0.9 million respectively, from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $1.7 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of gains recorded on cash flow hedging activities.
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

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes the fair value measurement by level at June 30, 2017 and December 31, 2016 for the liability measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2017
Financial liabilities:
Interest rate swap	$—	$1,588	$—	$1,588
December 31, 2016
Financial liabilities:
Interest rate swap	$—	$1,964	$—	$1,964

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$1,588	$1,588	$1,964	$1,964
Senior Secured Term B Loan	377,218	382,080	378,074	383,491
2018 Term A Loan	27,894	28,168	28,721	29,268
2020 Term A Loan	206,657	208,232	212,661	213,872

The fair value of the term loans at June 30, 2017 and December 31, 2016 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants. The unpaid principal balance of the 2018 Term A Loan as of June 30, 2017 and December 31, 2016 was $28.4 million and $29.5 million, respectively, and the unpaid principal balance of the 2020 Term A Loan was $209.5 million and $216.0 million for the same periods, respectively. The unpaid principal balance of the Term B Loan was $384.0 million and $386.0 million as of June 30, 2017 and December 31, 2016, respectively.
The Senior Secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 7 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the six months period ended June 30, 2017:

(Dollar amounts in thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2016	$(10,427)	$(1,964)	$(12,391)
Other comprehensive loss before reclassifications	(2,601)	(538)	(3,139)
Effective portion reclassified to Net Income	—	914	914
Balance - June 30, 2017, net of tax	$(13,028)	$(1,588)	$(14,616)

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

The following table summarizes the stock options activity for the six months ended June 30, 2017:

	Shares	Weighted-Average exercise price
Outstanding December 31, 2016	20,000	$6.04
Outstanding June 30, 2017	20,000	$6.04
Exercisable at June 30, 2017	—	$—

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

The following table summarizes nonvested restricted shares and RSUs activity for the six months ended June 30, 2017:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2016	1,212,364	$14.88
Forfeited	106,298	16.30
Vested	310,005	15.26
Granted	683,393	17.83
Nonvested at June 30, 2017	1,479,454	$16.06

For the three and six months ended June 30, 2017 and 2016, the Company recognized $2.0 million and $4.2 million, and $1.8 million and $3.4 million of share-based compensation expense, respectively.

As of June 30, 2017, the maximum unrecognized cost for restricted stocks and RSU’s was $16.8 million. The cost is expected to be recognized over a weighted average period of 2.05 years. Unrecognized share-based compensation expense related to stock options for the same period is minor and is expected to be recognized during the current year.

Note 9 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2017 and 2016, respectively, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Current tax provision	$4,380	$3,534	$7,887	$6,214
Deferred tax benefit	(312)	(733)	(1,799)	(1,537)
Income tax expense	$4,068	$2,801	$6,088	$4,677

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2017 and 2016, respectively, and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Current tax provision
Puerto Rico	$3,054	$1,795	$4,860	$3,561
United States	386	72	200	236
Foreign countries	940	1,667	2,827	2,417
Total current tax provision	$4,380	$3,534	$7,887	$6,214
Deferred tax (benefit) provision
Puerto Rico	$(463)	$(431)	$(1,052)	$(910)
United States	20	(26)	(83)	(51)
Foreign countries	131	(276)	(664)	(576)
Total deferred tax benefit	$(312)	$(733)	$(1,799)	$(1,537)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2017, the Company has $30.0 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

On June 27, 2017 the Company received a one-time repatriation of cash from a foreign subsidiary of $8.9 million to partially fund the acquisition of a Chilean based payment processing company. This distribution was subject to withholding at source of 15% in the country of origin and accordingly the Company recognized current income tax expense of $1.3 million. No income tax expense was recorded in the country that received the distribution because of the availability to credit foreign taxes paid both at the corporate level and the withholding at source on the distribution. The Company believes that this one time repatriation of existing funds from a foreign subsidiary does not prohibit applying the indefinite reinvestment exception to the remaining undistributed earnings because Management has sufficient evidence of specific plans to continue reinvesting the foreign subsidiary’s undistributed earnings.

As of June 30, 2017, the gross deferred tax asset amounted to $5.5 million and the gross deferred tax liability amounted to $19.0 million, compared to $5.0 million and $19.2 million as of December 31, 2016.

The Company estimates that it is reasonably possible that the potential liability for uncertain tax positions relating to the net operating loss created by previously deducted transaction costs will decrease by no more than $4.5 million in the next twelve months as a result of the expiration of the statute of limitations.

Pursuant to the applicable provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 enacted on May 29, 2015, limited the amount of a NOL deduction to 80% for regular tax and 70% for alternative minimum tax. At June 30, 2017, the Company has $11.8 million in NOL carryforwards for tax purposes available to offset future taxable income.

Note 10 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands, except per share information)	2017	2016	2017	2016
Net income attributable to EVERTEC, Inc.	$20,089	$20,235	$43,118	$39,383
Less: non-forfeitable dividends on restricted stock	3	3	3	15
Net income available to EVERTEC, Inc.’s common shareholders	$20,086	$20,232	$43,115	$39,368
Weighted average common shares outstanding	72,508,852	74,706,042	72,572,157	74,826,946
Weighted average potential dilutive common shares (1)	565,739	313,443	515,230	131,180
Weighted average common shares outstanding - assuming dilution	73,074,591	75,019,485	73,087,387	74,958,126
Net income per common share - basic	$0.28	$0.27	$0.59	$0.53
Net income per common share - diluted	$0.27	$0.27	$0.59	$0.53

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

On February 17, 2017, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 20, 2017 to stockholders of record as of the close of business on March 1, 2017. On April 27, 2017, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 9, 2017 to stockholders of record as of the close of business on May 8, 2017.

Note 11 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for the three and six months ended June 30, 2017 and 2016 amounted $1.8 million and $4.0 million, and $2.0 million and $4.0 million, respectively. Rent expense for telecommunications and other equipment for the three and six months ended June 30, 2017 and 2016 amounted to $1.6 million and $3.0 million, and $1.5 million and $3.0 million, respectively.

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

Note 12 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Total revenues (1)(2)	$44,942	$43,611	$89,955	$86,764
Cost of revenues	$349	$539	$835	$798
Rent and other fees	$1,812	$2,029	$3,848	$3,963
Interest earned from affiliate
Interest income	$39	$55	$78	$114

(1)	Total revenues from Popular as a percentage of revenues were 43%, 44%, 43% and 44% for the periods presented above, respectively.

(2)
Includes revenues generated from investee accounted for under the equity method of $0.6 million and $1.1 million, and $0.5 million and $1.0 million for the three and six months ended June 30, 2017, and 2016, respectively.

At June 30, 2017 and December 31, 2016, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	June 30, 2017	December 31, 2016
Cash and restricted cash deposits in affiliated bank	$24,661	$15,918
Other due/to from affiliate
Accounts receivable	$20,255	$21,461
Prepaid expenses and other assets	$1,962	$699
Other long-term assets	$416	$554
Accounts payable	$5,846	$6,300
Unearned income	$18,062	$14,383

Note 13 – Segment Information

During the periods presented, the Company operated its business in the segments described below. As a result of the acquisition of PayGroup discussed in Note 14, the Chief Operating Decision Maker (“CODM”) is evaluating the current structure of the Company and the information that he regularly reviews for purposes of allocating resources and assessing performance. The Company’s reportable segments will be re-evaluated for any changes that occur as a result of the acquisition.

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.
The Company’s business segments are organized based on the nature of products and services. The CODM reviews their individual financial information to assess performance and to allocate resources.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Three months ended June 30, 2017
Revenues	$23,506	$39,476	$49,312	$(8,783)	(1)	$103,511
Income from operations	7,192	16,566	13,521	(7,285)	(2)	29,994
Three months ended June 30, 2016
Revenues	$23,277	$36,289	$46,238	$(8,132)	(1)	$97,672
Income from operations	8,786	14,276	15,126	(9,996)	(2)	28,192

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Six months ended June 30, 2017
Revenues	$45,991	$78,209	$97,991	$(17,400)	(1)	$204,791
Income from operations	14,100	33,799	27,172	(14,485)	(2)	60,586
Six months ended June 30, 2016
Revenues	$46,167	$70,828	$91,852	$(15,696)	(1)	$193,151
Income from operations	17,212	26,690	28,369	(17,513)	(2)	54,758

(1)	Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment, and other miscellaneous intersegment revenues.

(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Segment income from operations
Merchant Acquiring	$7,192	$8,786	$14,100	$17,212
Payment Processing	16,566	14,276	33,799	26,690
Business Solutions	13,521	15,126	27,172	28,369
Total segment income from operations	37,279	38,188	75,071	72,271
Merger related depreciation and amortization and other unallocated expenses (1)	(7,285)	(9,996)	(14,485)	(17,513)
Income from operations	29,994	28,192	60,586	54,758
Interest expense, net	(7,190)	(6,046)	(14,041)	(11,837)
Earnings (losses) of equity method investment	115	29	258	(101)
Other income	1,363	860	2,637	1,258
Income tax expense	(4,068)	(2,801)	(6,088)	(4,677)
Net income	$20,214	$20,234	$43,352	$39,401

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 14 – Subsequent Events

On July 3, 2017, EVERTEC, Inc’s main operating subsidiary, EVERTEC Group, LLC, and EVERTEC Panama, S.A. closed on the direct and indirect acquisition of 100% of the share capital of PayGroup for approximately US $46 million, which comprises a cash payment of approximately US $38.5 million and the assumption of approximately US $7.5 million in debt and other liabilities. The acquisition was pursuant to a share purchase promise agreement entered into on February 17, 2017.

On July 25, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.10 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board of Director's approval and may be adjusted as business needs or market conditions change. The cash dividend of $0.10 per share will be paid on September 8, 2017 to stockholders of record as of the close of business on August 7, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2017 and 2016 and (ii) the financial condition as of June 30, 2017. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2016, included in the Company’s Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Executive Summary

EVERTEC is a leading full-service transaction processing business in Latin America (which includes Central America and the Caribbean, unless otherwise specified), providing a broad range of merchant acquiring, payment processing and business process management services. According to the September 2016 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. As of July 3, 2017, with the completion of the purchase of PayGroup, we serve 27 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

As described in the risk factors in our 2016 Form 10-K, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate. The Puerto Rico fiscal crisis continues to negatively impact the economy, while austerity measures pursuant to the fiscal plan are in the early stages of implementation. However, to date, our operations and our business with the government of Puerto Rico have not been significantly impacted. We continue to closely monitor the Puerto Rico fiscal situation and its impact on the economy and our business.
In addition to the macroeconomic trends described above, Management currently estimates that we will experience a revenue attrition in Latin America of approximately $1 million to $3 million in 2017 related to client migrations anticipated to occur throughout 2017 and approximately $5 million to $7 million for migrations anticipated in 2018. The client decisions for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Management believes that these customer decisions are unlikely to change, however timing is subject to change based on customer's conversion schedules.

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

Merchant Acquiring accounted for $23.5 million, or 23% of total revenues, and $7.2 million or 19% of total segment income from operations for the three months ended June 30, 2017, compared with $23.3 million, or 24%, of total revenues and $8.8 million, or 23% of total segment income from operations for the comparable period in 2016. For the six months ended June 30, 2017, our Merchant Acquiring business accounted for $46.0 million, or 22% of total revenues and $14.1 million or 19% of total segment income from operations compared with $46.2 million, or 24%, of total revenues and $17.2 million, or 24%, of total segment income from operations for the six months ended June 30, 2016.

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

Payment Processing accounted for $30.7 million, or 30%, of total revenues and $16.6 million, or 44%, of total segment income from operations for the three months ended June 30, 2017, compared with $28.2 million, or 29%, of total revenues and $14.3 million, or 37%, of total segment income from operations for the three months ended June 30, 2016. For the six months ended June 30, 2017, our Payment Processing business accounted for $60.8 million, or 30%, of total revenues and $33.8 million, or 45% of total segment income from operations compared with $55.1 million, or 29%, of total revenues and $26.7 million, or 37%, of total segment income from operations for the six months ended June 30, 2016.

Business Solutions. Business Solutions revenue consists of revenues from a full suite of business process management solutions including core bank processing, network hosting and management, IT consulting services, business process outsourcing, item and cash processing, and fulfillment. We generally enter into one to five year contracts with our private Business Solutions clients and one year or multi-year contracts, with annual fiscal funding clauses, for our government Business Solutions clients.

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

Business Solutions accounted for $49.3 million, or 48%, of total revenues and $13.5 million, or 36%, of total segment income from operations for the three months ended June 30, 2017, compared with $46.2 million, or 47%, of total revenues and $15.1 million, or 40%, of total segment income from operations for the three months ended June 30, 2016. For the six months ended June 30, 2017, Business Solutions accounted for $98.0 million, or 48%, of total revenues and $27.2 million, or 36%, of total segment income from operations compared with $91.9 million, or 48%, of total revenues and $28.4 million, or 39%, of total segment income from operations for the six months ended June 30, 2016.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and six months ended June 30, 2017 and 2016. The following tables and discussion should be read in conjunction with the information contained in our Unaudited Consolidated Condensed Financial Statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended June 30, 2017 and 2016

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the three months ended June 30, 2017 and 2016.

Revenues

	Three months ended June 30,
(Dollar amounts in thousands)	2017	2016	Variance

Merchant Acquiring, net	$23,506	$23,277	$229	1%
Payment Processing	30,693	28,157	2,536	9%
Business Solutions	49,312	46,238	3,074	7%
Total revenues	$103,511	$97,672	$5,839	6%

Total revenues for the three months ended June 30, 2017 increased by $5.8 million or 6% as compared to the corresponding 2016 period.

Merchant Acquiring, net revenue increased 1% to $23.5 million. Revenue growth in the quarter was driven by volume growth and increased fees partially offset by the shift of revenue from the Merchant Acquiring segment to the Payment Processing segment, related to a client contract change in the second quarter of 2016.

Payment Processing revenue in the quarter amounted to $30.7 million, an increase of $2.5 million or 9%. Revenue results in the quarter reflected the previously referenced client contract change from Merchant Acquiring to Payment Processing and increases in ATH® debit network transaction volumes, card processing volumes, POS rental income, as well as increased revenue related to government programs.

Business Solutions revenue amounted to $49.3 million, compared with $46.2 million in the prior year quarter, an increase of 7%. Business Solutions revenue growth in the quarter primarily reflects increased revenue related to the acquisition of Accuprint, a data processing and printing business in Puerto Rico completed in the fourth quarter of 2016, and increased core banking revenue.

Operating costs and expenses

	Three months ended June 30,
(Dollar amounts in thousands)	2017	2016	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$43,030	$41,966	$1,064	3%
Selling, general and administrative expenses	14,588	12,573	2,015	16%
Depreciation and amortization	15,899	14,941	958	6%
Total operating costs and expenses	$73,517	$69,480	$4,037	6%

Total operating costs and expenses for the three months ended June 30, 2017 increased $4.0 million or 6% as compared to the corresponding 2016 period.

Cost of revenues increased by $1.1 million or 3% when compared with the 2016 quarterly period mainly as a result of an increase in printing supplies expense and professional fees mainly due to incremental business as a result of the acquisition of Accuprint. These increases were partially offset by a decrease in the provision for bad debts and other miscellaneous operating expenses.

Selling, general and administrative expenses increased $2.0 million or 16% to $14.6 million when compared with the corresponding 2016 period. The increase is primarily related to an increase in salaries and other benefits associated with the separation of an officer of the Company, and an increase in withholding taxes in our Latin America operations, partially offset by a decrease in professional fees mainly related to fees paid in relation to the prior year restatement.

Depreciation and amortization expense increased by $1.0 million or 6%, as a result of an increase in property, plant and equipment depreciation and software and other intangibles amortization.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended June 30,
(Dollar amounts in thousands)	2017	2016	Variance

Segment income from operations
Merchant Acquiring, net	$7,192	$8,786	$(1,594)	(18)%
Payment Processing	16,566	14,276	2,290	16%
Business Solutions	13,521	15,126	(1,605)	(11)%
Total segment income from operations	37,279	38,188	(909)	(2)%

Merger related depreciation and amortization and other unallocated expenses (1)	(7,285)	(9,996)	2,711	(27)%
Income from operations	$29,994	$28,192	$1,802	6%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended June 30, 2017 increased $1.8 million or 6% compared with the corresponding 2016 period. The increase in income from operations was the result of an increase in income from our Payment Processing segment and a decrease in non-operating depreciation and amortization expense, partially offset by a decrease in income from our Business Solutions segment, mostly impacted by corporate expense allocations, which are mainly based on percentage of revenues.

See Note 13 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Three months ended June 30,
(Dollar amounts in thousands)	2017	2016	Variance

Non-operating income (expenses)
Interest income	$216	$92	$124	135%
Interest expense	(7,406)	(6,138)	(1,268)	21%
Earnings of equity method investment	115	29	86	297%
Other income	1,363	860	503	58%
Total non-operating expenses	$(5,712)	$(5,157)	$(555)	11%

Total non-operating expenses for the three months ended June 30, 2017 increased by $0.6 million when compared with the second quarter of 2016. The increase is driven by an increase in interest expense of $1.3 million primarily as a result of an increased LIBOR and increased interest expense from the commencement of the fixed interest rate swap in January 2017. This increase was partially offset by a $0.5 million in foreign exchange gains and an increase in earnings from our equity method investment.

Income tax expense

Income tax expense for the three months ended June 30, 2017 amounted to $4.1 million compared with an income tax expense of $2.8 million in the prior year period. The increase is primarily related to income tax expense associated with a one-time dividend declared to repatriate foreign earnings in order to fund the acquisition of PayGroup.

See Note 9 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the six months ended June 30, 2017 and 2016

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the six months ended June 30, 2017 and 2016.

Revenues

	Six months ended June 30,
(Dollar amounts in thousands)	2017	2016	Variance

Merchant Acquiring, net	$45,991	$46,167	$(176)	—%
Payment Processing	60,809	55,132	5,677	10%
Business Solutions	97,991	91,852	6,139	7%
Total revenues	$204,791	$193,151	$11,640	6%

Total revenues for the six months ended June 30, 2017 increased by $11.6 million or 6% as compared to the corresponding 2016 period.

Merchant Acquiring, net revenue decreased slightly to $46.0 million from $46.2 million in the prior year period. The decrease was primarily driven by the shift of revenue from the Merchant Acquiring segment to the Payment Processing segment, related to a client contract change in the second quarter of 2016.

Payment Processing revenue for the six months ended June 30, 2017 amounted to $60.8 million, an increase of $5.7 million or 10%. Revenue results in the period reflected the previously referenced client contract change from Merchant Acquiring to Payment Processing and increases in ATH® debit network transaction volumes, card processing volumes, POS rental income, as well as increased revenue related to government programs.

Business Solutions revenue amounted to $98.0 million, compared with $91.9 million in the prior year period, an increase of 7%. Business Solutions revenue growth in the six month period primarily reflects increased revenue related to the acquisition of Accuprint, an increase in core banking revenue and other service revenues.

Operating costs and expenses

	Six months ended June 30,
(Dollar amounts in thousands)	2017	2016	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$87,203	$85,374	$1,829	2%
Selling, general and administrative expenses	25,419	23,408	2,011	9%
Depreciation and amortization	31,583	29,611	1,972	7%
Total operating costs and expenses	$144,205	$138,393	$5,812	4%

Total operating costs and expenses for the six months ended June 30, 2017 increased $5.8 million or 4% as compared to the corresponding 2016 period.

Cost of revenues increased by $1.8 million or 2% when compared with the 2016 quarterly period mainly as a result of higher equipment expenses, driven by higher equipment and software maintenance, an increase in professional fees and an increase in printing supplies expense, as explained above. These increases were partially offset by a decrease in salaries and benefits mainly as a result of severance payments made in 2016.

Selling, general and administrative expenses for the six months ended June 30, 2017 amounted to $25.4 million, an increase of $2.0 million or 9%. The increase is primarily related to an increase in salaries and other benefits associated with the separation of an officer of the Company, and an increase in withholding taxes in our Latin America operations.

Depreciation and amortization expense increased by $2.0 million or 7% mainly related to an increase in amortization expense related to intangible assets acquired as part of business combinations completed in the prior year.

Income from operations

The following table presents income from operations by reportable segments.

	Six months ended June 30,
(Dollar amounts in thousands)	2017	2016	Variance

Segment income from operations
Merchant Acquiring, net	$14,100	$17,212	$(3,112)	(18)%
Payment Processing	33,799	26,690	7,109	27%
Business Solutions	27,172	28,369	(1,197)	(4)%
Total segment income from operations	75,071	72,271	2,800	4%

Merger related depreciation and amortization and other unallocated expenses (1)	(14,485)	(17,513)	3,028	(17)%
Income from operations	$60,586	$54,758	$5,828	11%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the six months ended June 30, 2017 increased $5.8 million or 11% compared with the corresponding 2016 period. The increase in income from operations was the result of an increase in income from our Payment Processing segment, partially offset by a decrease in income from our Merchant Acquiring segment. The increase in income from our Payment Processing segment was primarily driven by an increase in transactional volume coupled with income related to the Processa acquisition. In addition, a client contract change completed in the second quarter of 2016 shifted revenue and income from the Merchant Acquiring segment to the Payment Processing segment.

See Note 13 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Six months ended June 30,
(Dollar amounts in thousands)	2017	2016	Variance

Non-operating income (expenses)
Interest income	$401	$179	$222	124%
Interest expense	(14,442)	(12,016)	(2,426)	20%
Earnings (losses) of equity method investment	258	(101)	359	(355)%
Other income	2,637	1,258	1,379	110%
Total non-operating expenses	$(11,146)	$(10,680)	$(466)	4%

Total non-operating expenses for the six months ended June 30, 2017 increased $0.5 million or 4% when compared with the corresponding 2016 period. Interest expense increased by $2.4 million primarily as a result of the Third Amendment completed in the fourth quarter of 2016 coupled with an increased LIBOR and increased interest expense from the commencement of the fixed interest rate swap. This increase was almost entirely offset by an increase in foreign exchange gains and an increase in earnings from our equity method investment.

Income tax expense

Income tax expense for the six months ended June 30, 2017 amounted to $6.1 million compared with an income tax expense of $4.7 million in the prior year period. The increase is due to the same factors explained above for the second quarter.

See Note 9 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures, working capital needs and acquisitions. We also have a $100.0 million Revolving Facility, of which $52.0 million was available as of June 30, 2017.

At June 30, 2017, we had cash and cash equivalents of $93.1 million, of which $21.5 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. During the second quarter of 2017, the Company repatriated capital and earnings from foreign subsidiaries in order to partially fund the previously announced acquisition of PayGroup. This acquisition expands our Latin American operations and increases the Company's foreign operations. This transaction resulted in a one-time tax on dividends from foreign operations of approximately $1.3 million. This repatriation of earnings and capital is considered a one-time transaction specifically for the acquisition, and based on our liquidity forecast, we do not believe we will need to repatriate cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments, share repurchases, debt service, acquisitions and other transactions as opportunities present themselves.

Based on our current level of operations, we believe our cash flows from operations and the available senior secured Revolving Facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses, dividend payments, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.

	Six months ended June 30,
(Dollar amounts in thousands)	2017	2016

Cash provided by operating activities	$71,054	$69,424
Cash used in investing activities	(15,532)	(20,722)
Cash used in financing activities	(14,382)	(41,721)
Increase in cash	$41,140	$6,981

Net cash provided by operating activities for the six months ended June 30, 2017 was $71.1 million compared with cash provided by operating activities of $69.4 million for the corresponding 2016 period. The $1.6 million increase in cash provided by operating activities is primarily driven by an increase in net income coupled with more cash received and deferred from ongoing projects, these cash increases were partially offset by an increase in cash used to pay down accounts payable and accrued liabilities.

Net cash used in investing activities for the six months ended June 30, 2017 was $15.5 million compared with $20.7 million for the corresponding period in 2016. The $5.2 million decrease was mainly attributable to the completion of the purchase of Processa in 2016.

Net cash used in financing activities for the six months ended June 30, 2017 was $14.4 million as compared with $41.7 million for the corresponding 2016 period. Cash used in financing activities was primarily related to stock repurchases, cash dividends on common stock and cash used for principal repayments on long-term debt. The decrease in cash used in financing activities is due to an increase in short-term borrowings and cash used in the prior year to pay for the credit amendment fees.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $15.5 million and $19.0 million for the six months ended June 30, 2017 and 2016, respectively. In addition, during the 2016 period, we completed the purchase of Processa for $5.9 million. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our Revolving

Facility. We expect capital expenditures to be in a range of $35 million to $45 million in 2017 Additionally, approximately $39 million was used to fund the PayGroup acquisition completed during the third quarter of 2017.

Dividend Payments

We currently have a policy under which we pay a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 17, 2017, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 20, 2017 to stockholders of record as of March 1, 2017. On April 27, 2017, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 9, 2017 to stockholders of record as of the close of business on May 8, 2017.

Financial Obligations

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”), a $400.0 million term loan B facility (the “Term B Loan”) and a $100.0 million revolving credit facility (the "Revolving Facility").

During 2016, the Company entered into two separate amendments to the 2013 Credit Agreement. In the second quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding 2013 Credit Agreement (the “Second Amendment”). The Company paid each lender that consented to the amendment a fee equal to 0.50% of the aggregate principal amount of outstanding term loans and revolving commitments held by such lender. The credit amendment fees paid during the second quarter of 2016 amounted to $3.6 million. In the fourth quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment (the “Third Amendment”) to the 2013 Credit Agreement. The Third Amendment extends the maturity of (a) approximately $219 million of EVERTEC Group’s existing approximately $250 million of Term A loan facility to January 17, 2020 (the “2020 Term A loan”) and (b) $65 million of EVERTEC Group’s existing $100 million of Revolving Facility to January 17, 2020. The remaining approximately $30 million of Term A loan (the “2018 Term A loan”) and the $35 million of Revolving Facility that were not extended will remain in place and mature as originally scheduled on April 17, 2018. The Term B Loan will remain in place and mature as originally scheduled on April 17, 2020 (collectively, the “Senior Secured term loans”).

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

The applicable margin under the 2013 Credit Agreement is based on, at EVERTEC Group’s option, (i) with respect to any 2018 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any Alternate Base Rate (“ABR”), as defined in the 2013 Credit Agreement, subject to reduction based on achievement of specific first lien secured leverage ratios, (ii) with respect to any 2020 Term A Loan, 2.50% per annum in the case of any LIBOR Loan and 1.50% per annum in the case of any ABR Loan, (iii) with respect to any Term B Loan, 2.75% per annum in the case of any LIBOR Loan and 1.75% per annum in the case of any ABR Loan subject to reduction based on achievement of specific first lien secured leverage ratios, and (iv) with respect to any Revolving Facility, (A) 2.50% per annum in the case of any LIBOR Loan and (B) 1.50% per annum in the case of any ABR Loan.

The Revolving Facility interest rate is calculated the same as the 2020 Term A Loan rate and has a “commitment fee” payable one business day after the last business day of each quarter calculated based on the daily unused commitment during the preceding quarter. The commitment fee for the unused portion of this facility ranges from 0.125% to 0.375% and is based on EVERTEC Group’s first lien secured net leverage ratio.

All loans may be prepaid without premium or penalty.

The unpaid principal balance at June 30, 2017 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $28.4 million, $209.5 million and $384.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at June 30, 2017 was $52.0 million.

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of June 30, 2017 and December 31, 2016, the outstanding principal balance of the notes payable is $2.4 million and $3.4 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of June 30, 2017, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
The Company has accounted for this transaction as a cash flow hedge. The fair value of the Company’s derivative instrument is determined using a standard valuation model. The significant inputs used in this model are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2 in the fair value hierarchy. Inputs used in this standard valuation model for derivative instruments include the applicable forward rates and discount rates. The discount rates are based on the historical LIBOR Swap rates.
As of June 30, 2017 and December 31, 2016, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	June 30, 2017	December 31, 2016
Other long-term liabilities	$1,588	$1,964
During the three and six months ended June 30, 2017, the Company reclassified losses of $0.5 million and $0.9 million respectively, from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR, the Company expects to reclassify $1.7 million from accumulated other comprehensive loss into income through interest expense over the next 12 months.
The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the Revolving Facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the Third Amendment (total first lien senior secured debt to Adjusted EBITDA per the 2013 Credit Agreement) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of June 30, 2017, the senior secured leverage ratio was 3.35 to 1.00. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default.

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted to exclude unusual items and other adjustments described below. We define “Adjusted Net Income” as net income adjusted to exclude unusual items and other adjustments described below. We define “Adjusted Earnings per common share” as Adjusted Net Income divided by diluted shares outstanding.

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of ourselves and other companies in our industry. In addition, our presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the senior secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the senior secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because we believe better reflects our comparable operating performance by excluding the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

Some of the limitations of EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted earnings per common share are as follows:

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

•
other companies, including other companies in our industry, may not use EBITDA, Adjusted EBITDA, Adjusted Net Income, and Adjusted Earnings per common share or may calculate EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share differently than as presented in this Report, limiting their usefulness as a comparative measure.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended	Six months ended	Twelve months ended	Three months ended	Six months ended
(Dollar amounts in thousands)	June 30, 2017	June 30, 2017	June 30, 2017	June 30, 2016	June 30, 2016
Net income	$20,214	$43,352	$79,077	$20,234	$39,401
Income tax expense	4,068	6,088	9,682	2,801	4,677
Interest expense, net	7,190	14,041	26,444	6,046	11,837
Depreciation and amortization	15,899	31,583	61,539	14,941	29,611
EBITDA	47,371	95,064	176,742	44,022	85,526
Software maintenance reimbursement and other costs (1)	—	—	60	149	461
Equity (income) loss (2)	(115)	(258)	(378)	(29)	101
Compensation and benefits (3)	2,127	4,203	8,655	2,349	6,030
Transaction, refinancing and other fees (4)	747	280	6,889	611	970
Restatement related expenses (5)	—	—	41	1,737	1,796
Adjusted EBITDA	50,130	99,289	192,009	48,839	94,884
Operating depreciation and amortization(6)	(7,696)	(15,157)	(29,538)	(7,081)	(14,087)
Cash interest expense, net (7)	(6,036)	(11,738)	(21,905)	(5,264)	(10,301)
Income tax expense (8)	(4,072)	(6,969)	(13,251)	(4,438)	(7,470)
Non-controlling interest (9)	(170)	(325)	(495)	(69)	(88)
Adjusted net income	$32,156	$65,100	$126,820	$31,987	$62,938
Net income per common share (GAAP):
Diluted	$0.27	$0.59		$0.27	$0.53
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.44	$0.89		$0.43	$0.84
Shares used in computing adjusted earnings per common share:
Diluted	73,074,591	73,087,387		75,019,485	74,958,126

1)	Predominantly represents reimbursements received for certain software maintenance expenses as part of the Merger, recorded as part of cost of revenues.

2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”), net of cash dividends received.

3)
Primarily represents share-based compensation and other compensation expense of $2.2 million and $1.9 million for the quarters ended June 30, 2017 and 2016 and severance payments $0.4 million for the quarter ended June 30, 2016. For June 30, 2017 share-based compensation expense of $0.6 million was recorded as part of cost of revenues, while share-based compensation of $1.5 million was recorded as part of selling, general and administrative expenses. For June 30, 2016, share-based compensation expense of $0.4 million and severance payments of $0.4 million were recorded as part of cost of revenues, while share-based compensation of $1.4 million was recorded as part of selling, general and administrative expenses. For the six months ended June 30, 2017 and 2016 primarily represents share-based compensation and other compensation expense of $4.2 million and $3.4 million, respectively and severance payments $$0.1 million and $2.5 million for the same period, respectively. For June 30, 2017 share-based compensation expense of $1.1 million and severance payments of $.01 million were recorded as part of cost of revenues, while share-based compensation of $3.1 million was recorded as part of selling, general and administrative expenses. For June 30, 2016, share-based compensation expense of $0.7 million and severance payments of $2.2 million were recorded as part of cost of revenues, while share-based compensation of $2.8 million and severance payments of $0.3 million were recorded as part of selling, general and administrative expenses.

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

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of June 30, 2017 the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2017, after considering our interest rate swap, under the senior secured credit facilities would increase our annual interest expense by approximately $4.2 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015, we entered into an interest rate swap agreement with a notional amount of $200 million, which represents approximately 30% of our outstanding debt. Under this agreement, commencing January 1, 2017, we will receive a rate equal to the LIBOR applicable to our Term B loan, and pay a fixed rate equal to 1.9225%. The net effect of the swap agreement is to fix the interest rate on $200 million of our Term B loan at 4.4225%, beginning January 1, 2017 and ending when the Term B Loan matures, in April 2020.

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

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated condensed statements of income and comprehensive income. At June 30, 2017, the Company had $13.0 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $10.4 million at December 31, 2016.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as disclosed in Part II, Item 1A, of our quarterly report on Form 10-Q for the quarter ended March 31, 2017, there have been no material changes from the risk factors previously disclosed under Item 1A. of the Company’s 2016 Form 10-K

The risks described in our 2016 Form 10-K and in this report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the six months period ended June 30, 2017:

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
3/1/2017-3/31/2017	228,289	$16.480	228,289
5/1/2017-5/31/2017	77,257	16.592	77,257
6/1/2017-6/30/2017	159,694	16.423	159,694
Total	465,240	$16.479	465,240	$72,345,478

(1)
On February 17, 2016, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Separation Agreement and General Release, dated as of April 24, 2017, between EVERTEC Group, LLC, EVERTEC USA, LLC and Mariana Lischner Goldvarg (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 25, 2017, File No. 001-35872).

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

EVERTEC, Inc. (Registrant)

Date: August 3, 2017	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: August 3, 2017	By:	/s/ Peter J.S. Smith
Peter J.S. Smith Chief Financial Officer (Principal Accounting Officer)