Form 10-Q
period 2017-09-30
EVERTEC, Inc.
filed 2017-11-09
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017 or

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
At November 3, 2017, there were 72,390,103 outstanding shares of common stock of EVERTEC, Inc.

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

•	uncertainty related to Hurricanes Irma and Maria and their aftermaths’ impact on the economies of Puerto Rico and the Caribbean;

•	the nature, timing and amount of any restatement; and

•	other factors discussed in this Report.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws. Investors should refer to the Company’s Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), as updated in Item 1A, Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and of this Report, for a discussion of factors that could cause events to differ from those suggested by the forward-looking statements, including factors set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

EVERTEC, Inc. Unaudited Consolidated Condensed Balance Sheets
(Dollar amounts in thousands, except for share information)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$48,440	$51,920
Restricted cash	10,352	8,112
Accounts receivable, net	75,959	77,803
Prepaid expenses and other assets	24,778	20,430
Total current assets	159,529	158,265
Investment in equity investee	12,832	12,252
Property and equipment, net	36,520	38,930
Goodwill	402,103	370,986
Other intangible assets, net	289,095	299,119
Deferred tax asset	1,131	805
Other long-term assets	3,757	5,305
Total assets	$904,967	$885,662
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$40,509	$34,243
Accounts payable	27,845	40,845
Unearned income	6,566	4,531
Income tax payable	4,745	1,755
Current portion of long-term debt	46,415	19,789
Short-term borrowings	33,000	28,000
Total current liabilities	159,080	129,163
Long-term debt	561,898	599,667
Deferred tax liability	14,156	14,978
Unearned income - long term	20,783	17,303
Other long-term liabilities	11,369	16,376
Total liabilities	767,286	777,487
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,390,103 shares issued and outstanding at September 30, 2017 (December 31, 2016 - 72,635,032)	723	726
Additional paid-in capital	2,299	—
Accumulated earnings	143,038	116,341
Accumulated other comprehensive loss, net of tax	(12,152)	(12,391)
Total EVERTEC, Inc. stockholders’ equity	133,908	104,676
Non-controlling interest	3,773	3,499
Total equity	137,681	108,175
Total liabilities and equity	$904,967	$885,662
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Merchant acquiring, net	$21,555	$21,970	$67,546	$68,137
Payment processing (from affiliates: $8,004, $7,913, $24,653 and $23,718)	34,218	27,584	95,027	82,716
Business solutions (from affiliates: $36,086, $35,109, $109,392 and $106,068)	46,952	44,913	144,943	136,765
Total revenues	102,725	94,467	307,516	287,618
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	62,699	41,753	149,902	127,127
Selling, general and administrative expenses	14,612	10,818	40,031	34,226
Depreciation and amortization	16,606	14,889	48,189	44,500
Total operating costs and expenses	93,917	67,460	238,122	205,853
Income from operations	8,808	27,007	69,394	81,765
Non-operating income (expenses)
Interest income	159	87	560	266
Interest expense	(8,012)	(6,276)	(22,454)	(18,292)
Earnings (losses) of equity method investment	155	43	413	(58)
Other income	192	489	2,829	1,747
Total non-operating expenses	(7,506)	(5,657)	(18,652)	(16,337)
Income before income taxes	1,302	21,350	50,742	65,428
Income tax (benefit) expense	(4,840)	1,639	1,248	6,316
Net income	6,142	19,711	49,494	59,112
Less: Net income attributable to non-controlling interest	40	31	274	49
Net income attributable to EVERTEC, Inc.’s common stockholders	6,102	19,680	49,220	59,063
Other comprehensive income (loss), net of tax of $2, $(6), $21 and $439
Foreign currency translation adjustments	2,083	(1,041)	(518)	(2,620)
Gain (loss) on cash flow hedge	381	83	757	(4,464)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$8,566	$18,722	$49,459	$51,979
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.08	$0.27	$0.68	$0.79
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.08	$0.26	$0.67	$0.79
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	72,635,032	$726	$—	$116,341	$(12,391)	$3,499	$108,175
Cumulative adjustment from implementation of ASU 2016-09	—	—	—	4,203	—	—	4,203
Share-based compensation recognized	—	—	6,579	—	—	—	6,579
Repurchase of common stock	(465,240)	(5)	(2,702)	(4,964)	—	—	(7,671)
Restricted stock units delivered, net of cashless	220,311	2	(1,578)	—	—	—	(1,576)
Net income	—	—	—	49,220	—	274	49,494
Cash dividends declared on common stock	—	—	—	(21,762)	—	—	(21,762)
Other comprehensive loss	—	—	—	—	239	—	239
Balance at September 30, 2017	72,390,103	$723	$2,299	$143,038	$(12,152)	$3,773	$137,681
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Cash Flows
(Dollar amounts in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$49,494	$59,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,189	44,500
Amortization of debt issue costs and accretion of discount	3,828	2,965
Provision for doubtful accounts and sundry losses	452	1,525
Deferred tax benefit	(6,338)	(2,458)
Share-based compensation	6,579	4,569
Loss on impairment of software	6,473	—
Loss on disposition of property and equipment and other intangibles	229	112
(Earnings) losses of equity method investment	(413)	58
Decrease (increase) in assets:
Accounts receivable, net	5,446	7,358
Prepaid expenses and other assets	(3,813)	(3,623)
Other long-term assets	1,447	(1,163)
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(9,127)	3,686
Income tax payable	2,990	1,501
Unearned income	4,570	6,541
Other long-term liabilities	(1,571)	(82)
Total adjustments	58,941	65,489
Net cash provided by operating activities	108,435	124,601
Cash flows from investing activities
Net (increase) decrease in restricted cash	(2,240)	3,536
Additions to software	(15,955)	(17,469)
Acquisitions, net of cash acquired	(42,836)	(5,947)
Property and equipment acquired	(8,285)	(14,016)
Proceeds from sales of property and equipment	30	44
Net cash used in investing activities	(69,286)	(33,852)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(1,576)	(522)
Net increase (decrease) in short-term borrowings	5,000	(1,000)
Repayment of short-term borrowing for purchase of equipment and software	(1,872)	(1,209)
Dividends paid	(21,762)	(22,372)
Credit amendment fees	—	(3,587)
Repurchase of common stock	(7,671)	(29,696)
Repayment of long-term debt	(14,748)	(16,125)
Net cash used in financing activities	(42,629)	(74,511)
Net (decrease) increase in cash	(3,480)	16,238
Cash at beginning of the period	51,920	28,747
Cash at end of the period	$48,440	$44,985
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,991	$12,014
Cash paid for income taxes	7,493	4,855
Supplemental disclosure of non-cash activities:
Foreign currency translation adjustments	$(518)	$(2,620)
Payable due to vendor related to software acquired	1,420	2,800
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management. As of September 30, 2017, with the completion of the acquisition of 100% of the share capital of EFT Group S.A., a Chilean-based payment processing and software company known commercially as PayGroup (“PayGroup”) on July 3, 2017, the Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

Note 2 – Recent Accounting Pronouncements

Recently issued accounting pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In August 2017, the FASB issued updated guidance to improve accounting for hedging activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported and also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. All transition requirements and elections should be applied to hedging relationships existing (that is, hedging relationships in which the hedging instrument has not expired, been sold, terminated, or exercised or the entity has not removed the designation of the hedging relationship) on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

Accounting pronouncements issued prior to 2017 and not yet adopted

During 2014, the FASB issued new guidance for revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and also includes changes in the accounting for customer contract acquisition costs and fulfillment costs. During 2016, the FASB issued several additional updates that amended the proposed guidance. These new standards will replace most existing revenue recognition guidance in GAAP, and are effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standards permit two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). Management has determined to apply the new standards retrospectively with the cumulative effect recognized at the date of initial application, January 1, 2018.

Management is continuing to evaluate the potential impact this new guidance will have on the Company’s financial statements. Management is continuing its preliminary quantitative impact analysis and has completed detailed contract reviews in order to determine the new standards impact on the Company’s consolidated results of operations and financial condition. Based on work completed at this time, Management believes the new standard may have potential impacts in the following areas:

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
- Where the Company charges upfront fees for implementation or set-up activities, including fees charged in preproduction periods, the period over which these fees will be recognized may in some cases be shorter than our current practice.
- Revenue for certain professional services that are recognized upon completion of the services are being evaluated under the new standards to determine where revenue should be recognized over time.
- Required enhancements to current disclosures around revenue recognition.

Given that the quantitative impact analysis is still preliminary and in process, Management is not yet able to estimate the impact that adoption is expected to have on the Company’s consolidated results of operations and financial condition at this time. The Company continues to implement appropriate changes to its business processes, systems and controls to support recognition and disclosures under the new standard. Significant activities that are in process are the calculation of the transition adjustment, drafting and approval of new accounting policies and the implementation of new processes, controls and systems to accommodate the new policies and to compile the information for the enhanced disclosures under the new standards. The implementation process is ongoing and Management expects to be in a position to report under the new accounting standard upon adoption in the first quarter of 2018.

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
Note 3 – Business Combination

On July 3, 2017, EVERTEC’s main operating subsidiary, EVERTEC Group, and EVERTEC Panama, S.A. ("EVERTEC Panama") closed on the direct and indirect acquisition of 100% of the share capital of PayGroup, by entering into a share purchase agreement (Contrato de Compraventa de Acciones), by and among EVERTEC Group, EVERTEC Panama, Fondo de Inversión Privado Mater, Inversiones San Bernardo SpA, Asesorías e Inversiones Supernova SpA, Inversiones y Asesorías Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedorn Hitschfeld and Inversiones Vaimaca Limitada. The PayGroup acquisition expands the Company's presence in Latin America to eight new countries and increases the Company's payment solutions offerings. During the third quarter of 2017, EVERTEC Panama ceased being a shareholder in PayGroup and EVERTEC Group became 100% owner of PayGroup.

The Company accounted for this transaction as a business combination. The following table details the preliminary fair value of assets acquired and liabilities assumed from the PayGroup acquisition:

(In thousands)	Assets/Liabilities (at fair value)
Cash and cash equivalents	$1,834
Accounts Receivable	3,778
Prepaid expenses and other assets	535
Property and equipment	1,082
Long-term deferred tax asset	3,903
Goodwill	29,486
Other intangible assets	18,260
Other long-term assets	499
Total assets acquired	59,377
Accrued liabilities	2,092
Accounts payable	1,965
Unearned income	946
Long-term debt	1,141
Long-term deferred tax liability	7,448
Other long-term liabilities	1,115
Total liabilities assumed	$14,707

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

(Dollar amounts in thousands)	Amount	Weighted Average Life
Customer Relationships	$8,380	15
Trademark or tradenames	1,760	14
Software packages	8,120	10
Total	$18,260	15

Refer to Note 5 Goodwill and Other Intangible Assets for detail of goodwill allocated by reportable segments. The goodwill is primarily attributed to increased synergies. None of the goodwill is deductible for income tax purposes.

Revenues and earnings from the PayGroup acquisition were insignificant for both the three and nine months ended September 30, 2017. Pro forma results of operations have not been presented because the effect of this business combination is not material to the consolidated financial condition and results of operations.
Note 4 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2017	December 31, 2016
Buildings	30	$1,526	$1,559
Data processing equipment	3 - 5	110,646	105,052
Furniture and equipment	3 - 20	6,114	7,311
Leasehold improvements	5 -10	3,184	3,057
		121,470	116,979
Less - accumulated depreciation and amortization		(86,283)	(79,431)
Depreciable assets, net		35,187	37,548
Land		1,333	1,382
Property and equipment, net		$36,520	$38,930
Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2017 amounted to $3.8 million and $11.2 million, compared to $3.7 million and $10.5 million for the same period in 2016.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 13):

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Total
Balance at December 31, 2016	$138,121	$186,688	$46,177	$370,986
Adjustment to goodwill from prior year acquisition	—	1,099	—	1,099
Goodwill attributable to acquisition	—	29,486	—	29,486
Foreign currency translation adjustments	—	922	(390)	532
Balance at September 30, 2017	$138,121	$218,195	$45,787	$402,103

Goodwill is tested for impairment on an annual basis, or more often if events or changes in circumstances indicate there may be impairment. For 2017, the Company used the qualitative assessment option or step zero process. Using this process, the Company first assessed whether it was “more likely than not” that the fair value of a reporting unit was less than its carrying amount. The Company conducted a qualitative assessment of each reporting unit’s fair value, or step zero process, as of August 31, 2017. As part of the Company’s qualitative assessment, Management considered the results of the Company’s 2015 impairment test as well as current market conditions and changes in the carrying amount of the Company’s reporting units that occurred subsequent to the 2015 impairment test. Based on the results of this qualitative assessment, EVERTEC believes the fair value of goodwill for each of the Company’s reporting units continues to exceed their respective carrying amounts and concluded that it was not necessary to conduct the two-step goodwill impairment test. In September 2017, subsequent to the annual impairment test, Puerto Rico and the Caribbean were hit by hurricanes Irma and Maria, significantly damaging the islands’ infrastructure and communications networks, affecting the ability to transact electronically. As a result, revenues from the Company’s Merchant Acquiring segment and Payment Processing segment were impacted. Given the severity of the hurricanes, Management analyzed the effects of the event subsequent to its August 31, 2017 analysis and concluded that there were no changes as a result of the hurricanes that would more likely than not reduce the fair value of a reporting unit below its carrying amount and that the fair value of goodwill for each of the Company’s reporting units continues to exceed their respective carrying amounts. No impairment losses were recognized for the nine months ended September 30, 2017 or 2016.

The carrying amount of other intangible assets at September 30, 2017 and December 31, 2016 was as follows:

		September 30, 2017
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 15	$343,228	$(161,467)	$181,761
Trademark	1 - 15	41,684	(24,249)	17,435
Software packages	3 -10	192,711	(132,966)	59,745
Non-compete agreement	15	56,539	(26,385)	30,154
Other intangible assets, net		$634,162	$(345,067)	$289,095

		December 31, 2016
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$334,455	$(141,829)	$192,626
Trademark	10 - 15	39,950	(21,650)	18,300
Software packages	3 - 10	176,267	(121,055)	55,212
Non-compete agreement	15	56,539	(23,558)	32,981
Other intangible assets, net		$607,211	$(308,092)	$299,119
For the three and nine months ended September 30, 2017, the Company recorded amortization expense related to other intangibles of $12.7 million and $36.9 million, respectively, compared to $11.3 million and $34.0 million for the corresponding 2016 periods.
During the third quarter of 2017, the Company recognized an impairment charge of $6.5 million through cost of revenues for a third party software solution that is no longer commercially viable. In connection with this exit activity, the Company accrued $5.3 million for ongoing contractual fees, also through cost of revenues and recognized maintenance expense of $1.0 million. Both the liability and the impairment charge affected the Company's Merchant Acquiring segment and Payment Processing segment.
The estimated amortization expense of the balances outstanding at September 30, 2017 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2017	$13,690
2018	45,463
2019	41,736
2020	36,606
2021	33,082

Note 6 – Debt and Short-Term Borrowings

Total debt at September 30, 2017 and December 31, 2016 follows:

(Dollar amounts in thousands)	September 30, 2017	December 31, 2016
Senior Secured Credit Facility (2018 Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$27,293	$28,721
Senior Secured Credit Facility (2020 Term A) due on January 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(4))	203,656	212,661
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	376,804	378,074
Senior Secured Revolving Credit Facility(6)	33,000	28,000
Note Payable due on October 1, 2017(3)	389	1,524
Note Payable due on July 31, 2017(3)	—	357
Note Payable due on August 31, 2019(5)	584	890
Note Payable due on April 30, 2021(3)	447	532
Total debt	$642,173	$650,759

(1)	Applicable margin of 2.25% at September 30, 2017 and December 31, 2016.

(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at September 30, 2017 and December 31, 2016.

(3)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(4)	Applicable margin of 2.50% at September 30, 2017 and December 31, 2016.

(5)	Fixed interest rate of 7.50%.

(6)	Applicable margin of 2.50% at September 30, 2017 and December 31, 2016.

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

The unpaid principal balance at September 30, 2017 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $27.6 million, $206.2 million and $383.0 million, respectively. The additional borrowing capacity for the Revolving Facility at September 30, 2017 was $67.0 million.

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of September 30, 2017 and December 31, 2016, the outstanding principal balance of the notes payable is $1.5 million and $3.4 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of September 30, 2017, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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
As of September 30, 2017 and December 31, 2016, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	September 30, 2017	December 31, 2016
Other long-term liabilities	$1,207	$1,964
During the three and nine months ended September 30, 2017, the Company reclassified losses of $0.4 million and $1.3 million respectively, from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $1.4 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 7 for tabular disclosure of the fair value of derivatives and to Note 8 for tabular disclosure of gains recorded on cash flow hedging activities.
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

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes the fair value measurement by level at September 30, 2017 and December 31, 2016 for the liability measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2017
Financial liability:
Interest rate swap	$—	$1,207	$—	$1,207
December 31, 2016
Financial liability:
Interest rate swap	$—	$1,964	$—	$1,964

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$1,207	$1,207	$1,964	$1,964
Senior Secured Term B Loan	376,804	355,233	378,074	383,491
2018 Term A Loan	27,293	27,450	28,721	29,268
2020 Term A Loan	203,656	204,747	212,661	213,872

The fair value of the term loans at September 30, 2017 and December 31, 2016 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants. The unpaid principal balance of the 2018 Term A Loan as of September 30, 2017 and December 31, 2016 was $27.6 million and $29.5 million, respectively, and the unpaid principal balance of the 2020 Term A Loan was $206.2 million and $216.0 million for the same periods, respectively. The unpaid principal balance of the Term B Loan was $383.0 million and $386.0 million as of September 30, 2017 and December 31, 2016, respectively.
The Senior Secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the nine months period ended September 30, 2017:

(Dollar amounts in thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2016	$(10,427)	$(1,964)	$(12,391)
Other comprehensive loss before reclassifications	(518)	(514)	(1,032)
Effective portion reclassified to Net Income	—	1,271	1,271
Balance - September 30, 2017, net of tax	$(10,945)	$(1,207)	$(12,152)

Note 9 – Share-based Compensation

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

The following table summarizes the stock options activity for the nine months ended September 30, 2017:

	Shares	Weighted-Average exercise price
Outstanding December 31, 2016	20,000	$6.04
Outstanding September 30, 2017	—	$—
Exercisable at September 30, 2017	—	$—

Management uses the fair value method of recording stock-based compensation as described in the guidance for stock compensation in ASC topic 718.

The following table summarizes nonvested restricted shares and RSUs activity for the nine months ended September 30, 2017:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2016	1,212,364	$14.88
Forfeited	139,017	16.05
Vested	310,005	15.26
Granted	699,266	17.85
Nonvested at September 30, 2017	1,462,608	$16.10

For the three and nine months ended September 30, 2017 and 2016, the Company recognized $2.4 million and $6.6 million, and $1.2 million and $3.7 million of share-based compensation expense, respectively.

As of September 30, 2017, the maximum unrecognized cost for restricted stock and RSU’s was $14.3 million. The cost is expected to be recognized over a weighted average period of 1.88 years.

Note 10 – Income Tax

The components of income tax expense (benefit) for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Current tax (benefit) provision	$(301)	$2,560	$7,586	$8,774
Deferred tax benefit	(4,539)	(921)	(6,338)	(2,458)
Income tax (benefit) expense	$(4,840)	$1,639	$1,248	$6,316

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2017 and 2016, respectively, and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Current tax (benefit) provision
Puerto Rico	$(1,440)	$1,150	$3,420	$4,711
United States	(10)	86	190	322
Foreign countries	1,149	1,324	3,976	3,741
Total current tax (benefit) provision	$(301)	$2,560	$7,586	$8,774
Deferred tax benefit
Puerto Rico	$(4,098)	$(558)	$(5,150)	$(1,468)
United States	(107)	(93)	(190)	(144)
Foreign countries	(334)	(270)	(998)	(846)
Total deferred tax benefit	$(4,539)	$(921)	$(6,338)	$(2,458)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2017, the Company has $32.1 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

On June 27, 2017 the Company received a one-time repatriation of cash from a foreign subsidiary of $8.9 million to partially fund the acquisition of PayGroup. This distribution was subject to withholding at source of 15% in the country of origin and accordingly the Company recognized current income tax expense of $1.3 million. No income tax expense was recorded in the country that received the distribution because of the availability to credit foreign taxes paid both at the corporate level and the withholding at source on the distribution. The Company believes that this one time repatriation of existing funds from a foreign subsidiary does not prohibit applying the indefinite reinvestment exception to the remaining undistributed earnings because Management has sufficient evidence of specific plans to continue reinvesting the foreign subsidiary’s undistributed earnings.

As of September 30, 2017, the gross deferred tax asset amounted to $7.1 million and the gross deferred tax liability amounted to $20.1 million, compared to $5.0 million and $19.2 million as of December 31, 2016.

During the third quarter of 2017, the Company decreased a previously recorded potential liability for uncertain tax positions by $4.5 million, as a result of the expiration of the statute of limitation.

Pursuant to the applicable provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 enacted on May 29, 2015, limited the amount of a NOL deduction to 80% for regular tax and 70% for alternative minimum tax. At September 30, 2017, the Company has $1.5 million in NOL carryforwards for tax purposes available to offset future taxable income.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Nine months period ended September 30,
(Dollar amounts in thousands)	2017	2016
Computed income tax at statutory rates	$19,790	$25,517
Benefit of net tax-exempt interest income	—	(41)
Differences in tax rates due to multiple jurisdictions	2,237	(111)
Tax (benefit) expense due to a change in estimate	(334)	228
Effect of income subject to tax-exemption grant	(16,421)	(19,139)
Unrecognized tax benefit	(4,271)	(140)
Other	247	2
Income tax expense	$1,248	$6,316

Note 11 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands, except per share information)	2017	2016	2017	2016
Net income attributable to EVERTEC, Inc.	$6,102	$19,680	$49,220	$59,063
Less: non-forfeitable dividends on restricted stock	4	3	7	6
Net income available to EVERTEC, Inc.’s common shareholders	$6,098	$19,677	$49,213	$59,057
Weighted average common shares outstanding	72,386,947	73,872,048	72,509,742	74,506,323
Weighted average potential dilutive common shares (1)	706,771	418,685	580,270	245,571
Weighted average common shares outstanding - assuming dilution	73,093,718	74,290,733	73,090,012	74,751,894
Net income per common share - basic	$0.08	$0.27	$0.68	$0.79
Net income per common share - diluted	$0.08	$0.26	$0.67	$0.79

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

On February 17, 2017, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 20, 2017 to stockholders of record as of the close of business on March 1, 2017. On April 27, 2017, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 9, 2017 to stockholders of record as of the close of business on May 8, 2017. On July 25, 2017, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on September 8, 2017 to stockholders of record as of the close of business on August 7, 2017.

Note 12 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for the three and nine months ended September 30, 2017 and 2016 amounted $2.1 million and $6.1 million, and $2.2 million and $6.2 million, respectively. Rent expense for telecommunications and other equipment for the three and nine months ended September 30, 2017 and 2016 amounted to $1.5 million and $4.5 million, and $1.5 million and $4.6 million, respectively.

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

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Total revenues (1)(2)	$44,090	$43,022	$134,045	$129,786
Cost of revenues	$1,775	$381	$2,610	$1,179
Rent and other fees	$1,962	$2,088	$5,810	$6,051
Interest earned from affiliate
Interest income	$41	$51	$119	$165

(1)	Total revenues from Popular as a percentage of revenues were 42%, 45%, 43% and 45% for the periods presented above, respectively.

(2)
Includes revenues generated from investee accounted for under the equity method of $0.4 million and $1.5 million, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2017, and 2016, respectively.

At September 30, 2017 and December 31, 2016, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	September 30, 2017	December 31, 2016
Cash and restricted cash deposits in affiliated bank	$21,810	$15,918
Other due/to from affiliate
Accounts receivable	$18,540	$21,461
Prepaid expenses and other assets	$647	$699
Other long-term assets	$343	$554
Accounts payable	$4,551	$6,300
Unearned income	$17,657	$14,383

Note 14 – Segment Information

During the periods presented, the Company operated its business in the segments described below. As a result of the acquisition of PayGroup discussed in Note 3, the Chief Operating Decision Maker (“CODM”) continues to evaluate the current structure of the Company and the information that he regularly reviews for purposes of allocating resources and assessing performance. The Company’s reportable segments will be re-evaluated for any changes that occur as a result of the CODM's evaluation.

The Company operates in three business segments: Merchant Acquiring, Payment Processing and Business Solutions.
The Company’s business segments are organized based on the nature of products and services. The CODM reviews their individual financial information to assess performance and to allocate resources.

The following tables set forth information about the Company’s operations by its three business segments for the periods indicated:

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Three months ended September 30, 2017
Revenues	$21,555	$41,980	$46,952	$(7,762)	(1)	$102,725
(Loss) income from operations	(656)	8,094	8,506	(7,136)	(2)	8,808
Three months ended September 30, 2016
Revenues	$21,970	$35,969	$44,913	$(8,385)	(1)	$94,467
Income from operations	6,728	12,803	14,930	(7,454)	(2)	27,007

(Dollar amounts in thousands)	Merchant Acquiring, net	Payment Processing	Business Solutions	Other		Total
Nine months ended September 30, 2017
Revenues	$67,546	$120,189	$144,943	$(25,162)	(1)	$307,516
Income from operations	13,444	41,893	35,678	(21,621)	(2)	69,394
Nine months ended September 30, 2016
Revenues	$68,137	$106,797	$136,765	$(24,081)	(1)	$287,618
Income from operations	23,940	39,493	43,299	(24,967)	(2)	81,765

(1)
Represents the elimination of intersegment revenues for services provided by the Payment Processing segment to the Merchant Acquiring segment for the cost of transaction processing on merchant acquiring transactions, and other miscellaneous intersegment revenues.

(2)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

The reconciliation of income from operations to consolidated net income for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016	2017	2016
Segment income from operations
Merchant Acquiring	$(656)	$6,728	$13,444	$23,940
Payment Processing	8,094	12,803	41,893	39,493
Business Solutions	8,506	14,930	35,678	43,299
Total segment income from operations	15,944	34,461	91,015	106,732
Merger related depreciation and amortization and other unallocated expenses (1)	(7,136)	(7,454)	(21,621)	(24,967)
Income from operations	8,808	27,007	69,394	81,765
Interest expense, net	(7,853)	(6,189)	(21,894)	(18,026)
Earnings (losses) of equity method investment	155	43	413	(58)
Other income	192	489	2,829	1,747
Income tax expense	4,840	(1,639)	(1,248)	(6,316)
Net income	$6,142	$19,711	$49,494	$59,112

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Note 15 – Subsequent Events

On November 2, 2017, the Company’s Board of Directors agreed to extend the Company's current stock repurchase program to December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2017 and 2016 and (ii) the financial condition as of September 30, 2017. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2016, included in the Company’s Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis, including the operations of its predecessor entities prior to the Merger (as defined below). EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Tecnopago SpA, EFT Group SpA, EFT Global Services, SpA, EFT Group Panama S.A., Tecnopago España Ltd., EFT Servicos Profesionales SpA, Paytrue S.A., Caleidon, S.A., Paytrue Solutions Informatica Ltda., EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Processa, SAS ("Processa"), EVERTEC USA, LLC and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Executive Summary

EVERTEC is a leading full-service transaction processing business in Latin America (which includes Central America and the Caribbean, unless otherwise specified), providing a broad range of merchant acquiring, payment processing and business process management services. According to the September 2016 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. As of September 30, 2017, with the completion of the acquisition of PayGroup on July 3, 2017, the Company provides services across 26 countries in the region.We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

In September 2017, Puerto Rico and the Caribbean, two of our principal markets, were severely impacted by Hurricane Irma and Hurricane Maria. As a result of these hurricanes the islands' economies have been affected. The destruction brought on by these hurricanes affected infrastructure and telecommunication services, necessary elements for electronic transacting. Electronic transacting primarily affects our Merchant Acquiring segment and Payments Processing Segment, including our ATH network in Puerto Rico. While our ATH network remained operational continuously, the lack of power, water and telecommunications limited merchants' ability to either open for business or transact electronically and, as a result, our revenue has decreased. Since the hurricanes, the merchants that have opened for business are generally large merchants, supermarkets and gas stations and consumer spending patterns have been erratic. We earn less revenue per transaction from these merchants and this mix of merchants has negatively impacted our net revenue yield and margins. Businesses have gradually reopened and accepted payments and we have experienced a gradual increase in transaction and sales volume, but there is uncertainty as to the timing and rate at which such volumes will return to pre-hurricanes levels.  Cash use has also risen significantly due to the lack of ability to accept electronic payments and merchant steering. Additionally, it has been reported that a large number of residents have left Puerto Rico for the US and that more residents may leave in the continuing aftermath of the hurricanes. Considering all these factors, we currently estimate that our transactions will continue to modestly and gradually recover from our October average during the remainder of fourth quarter of 2017. Our total decrease in revenue for 2017 related to the huricane’s impact is estimated between $20 million and $30 million. The pace and success of Puerto Rico’s recovery of power, water, and telecommunication services could affect our estimate 2017 range of impact from the hurricanes.

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

Merchant Acquiring accounted for $21.6 million, or 21% of total revenues, and $(0.7) million or (4)% of total segment income from operations for the three months ended September 30, 2017, compared with $22.0 million, or 23%, of total revenues and $6.7 million, or 20% of total segment income from operations for the comparable period in 2016. For the nine months ended September 30, 2017, our Merchant Acquiring business accounted for $67.5 million, or 22% of total revenues and $13.4 million or 15% of total segment income from operations compared with $68.1 million, or 24%, of total revenues and $23.9 million, or 22%, of total segment income from operations for the nine months ended September 30, 2016.

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

Payment Processing accounted for $34.2 million, or 33%, of total revenues and $8.1 million, or 51%, of total segment income from operations for the three months ended September 30, 2017, compared with $27.6 million, or 29%, of total revenues and $12.8 million, or 37%, of total segment income from operations for the three months ended September 30, 2016. For the nine months ended September 30, 2017, our Payment Processing business accounted for $95.0 million, or 31%, of total revenues and $41.9 million, or 46% of total segment income from operations compared with $82.7 million, or 29%, of total revenues and $39.5 million, or 37%, of total segment income from operations for the nine months ended September 30, 2016.

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

Business Solutions accounted for $47.0 million, or 46%, of total revenues and $8.5 million, or 53%, of total segment income from operations for the three months ended September 30, 2017, compared with $44.9 million, or 48%, of total revenues and $14.9 million, or 43%, of total segment income from operations for the three months ended September 30, 2016. For the nine months ended September 30, 2017, Business Solutions accounted for $144.9 million, or 47%, of total revenues and $35.7 million, or 39%, of total segment income from operations compared with $136.8 million, or 48%, of total revenues and $43.3 million, or 41%, of total segment income from operations for the nine months ended September 30, 2016.

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

Results of Operations

The following tables set forth certain consolidated financial information for the three and nine months ended September 30, 2017 and 2016. The following tables and discussion should be read in conjunction with the information contained in our Unaudited Consolidated Condensed Financial Statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2017 and 2016

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the three months ended September 30, 2017 and 2016.

Revenues

	Three months ended September 30,
(Dollar amounts in thousands)	2017	2016	Variance

Merchant Acquiring, net	$21,555	$21,970	$(415)	(2)%
Payment Processing	34,218	27,584	6,634	24%
Business Solutions	46,952	44,913	2,039	5%
Total revenues	$102,725	$94,467	$8,258	9%

Total revenues for the three months ended September 30, 2017 increased by $8.3 million or 9% as compared to the corresponding 2016 period.

Merchant Acquiring, net revenue decreased 2% to $21.6 million. Merchant sales volume and revenue were negatively impacted by Hurricanes Irma and Maria in the last month of the quarter, while EVERTEC continued to be available to process ATM and POS transactions, transacting depends on power and telecommunications, which were affected by these events. This decline was partially offset by volume increases in the first two months of the quarter.

Payment Processing revenue in the quarter amounted to $34.2 million, an increase of $6.6 million or 24%. Revenue growth in the quarter reflected the acquisition of PayGroup and increases in ATH® debit network transaction volumes and card processing volumes in the first two months of the quarter, partially offset by the impact of the hurricanes as described above.

Business Solutions revenue amounted to $47.0 million, compared with $44.9 million in the prior year quarter, an increase of 5%. Business Solutions revenue growth in the quarter primarily reflects increased revenue form our printing business and increased core banking revenue, partially offset by decreases in network services related to the impact of the hurricanes.

Operating costs and expenses

	Three months ended September 30,
(Dollar amounts in thousands)	2017	2016	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$62,699	$41,753	$20,946	50%
Selling, general and administrative expenses	14,612	10,818	3,794	35%
Depreciation and amortization	16,606	14,889	1,717	12%
Total operating costs and expenses	$93,917	$67,460	$26,457	39%

Total operating costs and expenses for the three months ended September 30, 2017 increased $26.5 million or 39% as compared to the corresponding 2016 period.

Cost of revenues increased by $20.9 million or 50% when compared with the 2016 quarterly period. The increase is primarily related to charges taken in connection with an exit activity for a third party software solution that is no longer commercially viable. The remaining increase was primarily attributable to the PayGroup acquisition.

Selling, general and administrative expenses increased $3.8 million or 35% to $14.6 million when compared with the corresponding 2016 period. The increase is primarily related to an increase in salaries and other benefits and an increase in professional fees associated with the PayGroup acquisition.

Depreciation and amortization expense increased by $1.7 million or 12%, as a result of an increase in software and other intangibles amortization driven by software and intangibles from the PayGroup acquisition.

Income from operations

The following table presents income from operations by reportable segments.

	Three months ended September 30,
(Dollar amounts in thousands)	2017	2016	Variance

Segment income from operations
Merchant Acquiring, net	$(656)	$6,728	$(7,384)	(110)%
Payment Processing	8,094	12,803	(4,709)	(37)%
Business Solutions	8,506	14,930	(6,424)	(43)%
Total segment income from operations	15,944	34,461	(18,517)	(54)%

Merger related depreciation and amortization and other unallocated expenses (1)	(7,136)	(7,454)	318	(4)%
Income from operations	$8,808	$27,007	$(18,199)	(67)%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the three months ended September 30, 2017 decreased $18.2 million or 67% compared with the corresponding 2016 period. The decrease in income from operations primarily reflects charges taken in connection with the previously mentioned exit activity and a disadvantageous revenue mix compared to the one in the prior year.

See Note 14 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Three months ended September 30,
(Dollar amounts in thousands)	2017	2016	Variance

Non-operating income (expenses)
Interest income	$159	$87	$72	83%
Interest expense	(8,012)	(6,276)	(1,736)	28%
Earnings of equity method investment	155	43	112	260%
Other income	192	489	(297)	(61)%
Total non-operating expenses	$(7,506)	$(5,657)	$(1,849)	33%

Total non-operating expenses for the three months ended September 30, 2017 increased by $1.8 million when compared with the third quarter of 2016. The increase is driven by an increase in interest expense of $1.7 million primarily as a result of an increased LIBOR and increased interest expense from the commencement of the fixed interest rate swap in January 2017.

Income tax (benefit) expense

Income tax benefit for the three months ended September 30, 2017 amounted to $4.8 million compared with an income tax expense of $1.6 million in the prior year period. The income tax benefit in the third quarter of 2017 is driven by the reversal of a previously recorded potential liability for uncertain tax positions of $4.5 million, related to the net operating loss created by previously deducted transaction costs, as a result of the expiration of the statute of limitation.

See Note 10 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Comparison of the nine months ended September 30, 2017 and 2016

The following tables present the components of our unaudited consolidated condensed statements of income and comprehensive income by business segment and the change in those amounts for the nine months ended September 30, 2017 and 2016.

Revenues

	Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016	Variance

Merchant Acquiring, net	$67,546	$68,137	$(591)	(1)%
Payment Processing	95,027	82,716	12,311	15%
Business Solutions	144,943	136,765	8,178	6%
Total revenues	$307,516	$287,618	$19,898	7%

Total revenues for the nine months ended September 30, 2017 increased by $19.9 million or 7% as compared to the corresponding 2016 period.

Merchant Acquiring, net revenue decreased by $0.6 million to $67.5 million. The decrease was primarily driven by the shift of revenue from the Merchant Acquiring segment to the Payment Processing segment, related to a client contract change in the second quarter of 2016.

Payment Processing revenue for the nine months ended September 30, 2017 amounted to $95.0 million, an increase of $12.3 million or 15%. Revenue results in the period were affected by the same factors as those above explained for the quarter.

Business Solutions revenue amounted to $144.9 million, compared with $136.8 million in the prior year period, an increase of 6%. Business Solutions revenue growth in the nine month period primarily reflects increased revenue from our printing business and an increase in core banking revenue.

Operating costs and expenses

	Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016	Variance

Cost of revenues, exclusive of depreciation and amortization shown below	$149,902	$127,127	$22,775	18%
Selling, general and administrative expenses	40,031	34,226	5,805	17%
Depreciation and amortization	48,189	44,500	3,689	8%
Total operating costs and expenses	$238,122	$205,853	$32,269	16%

Total operating costs and expenses for the nine months ended September 30, 2017 increased $32.3 million or 16% as compared to the corresponding 2016 period.

Cost of revenues increased by $22.8 million or 18% when compared with the 2016 period. The increase was driven by the above discussed exit activity, coupled with an increase in expenses related to the PayGroup acquisition.

Selling, general and administrative expenses for the nine months ended September 30, 2017 amounted to $40.0 million, an increase of $5.8 million or 17%. The increase is primarily related to an increase in share based compensation, expenses related to the PayGroup acquisition and an increase in withholding taxes in our Latin America operations.

Depreciation and amortization expense increased by $3.7 million or 8% mainly related to an increase in amortization expense related to intangible assets acquired as part of business combinations completed in the prior and current year.

Income from operations

The following table presents income from operations by reportable segments.

	Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016	Variance

Segment income from operations
Merchant Acquiring, net	$13,444	$23,940	$(10,496)	(44)%
Payment Processing	41,893	39,493	2,400	6%
Business Solutions	35,678	43,299	(7,621)	(18)%
Total segment income from operations	91,015	106,732	(15,717)	(15)%

Merger related depreciation and amortization and other unallocated expenses (1)	(21,621)	(24,967)	3,346	(13)%
Income from operations	$69,394	$81,765	$(12,371)	(15)%

(1)	Primarily represents non-operating depreciation and amortization expenses generated as a result of the Merger and certain non-recurring fees and expenses.

Income from operations for the nine months ended September 30, 2017 decreased $12.4 million or 15% compared with the corresponding 2016 period. The decrease in income from operations was the result of a decrease in income from our Merchant Acquiring segment and our Business Solutions segment, partially offset by an increase in income from our Payment Processing segment. The decrease was primarily related to the factors above discussed for the quarter partially offset by an increase in income from our Payment Processing segment driven by an increase in income from operations from our Latin American operations, PayGroup and Processa, partially offset by a decrease an income from operations in Puerto Rico.

See Note 14 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s reportable segments and for a reconciliation of income from operations to net income.

Non-operating income (expenses)

	Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016	Variance

Non-operating income (expenses)
Interest income	$560	$266	$294	111%
Interest expense	(22,454)	(18,292)	(4,162)	23%
Earnings (losses) of equity method investment	413	(58)	471	(812)%
Other income	2,829	1,747	1,082	62%
Total non-operating expenses	$(18,652)	$(16,337)	$(2,315)	14%

Total non-operating expenses for the nine months ended September 30, 2017 increased $2.3 million or 14% when compared with the corresponding 2016 period. Interest expense increased by $4.2 million primarily as a result of the Third Amendment completed in the fourth quarter of 2016 coupled with an increased LIBOR and increased interest expense from the commencement of the fixed interest rate swap. This increase was partially offset by an increase in foreign exchange gains and an increase in earnings from our equity method investment.

Income tax expense

Income tax expense for the nine months ended September 30, 2017 amounted to $1.2 million compared with an income tax expense of $6.3 million in the prior year period. The decrease is due to the same reasons explained above for the quarter.

See Note 10 of the Notes to Unaudited Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding income taxes.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures, working capital needs and acquisitions. We also have a $100.0 million Revolving Facility, of which $67.0 million was available as of September 30, 2017.

At September 30, 2017, we had cash and cash equivalents of $48.4 million, of which $25.8 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. During the second quarter of 2017, the Company repatriated capital and earnings from foreign subsidiaries in order to partially fund the previously announced acquisition of PayGroup. This acquisition expands our Latin American operations and increases the Company's foreign operations. This transaction resulted in a one-time tax on dividends from foreign operations of approximately $1.3 million. This repatriation of earnings and capital is considered a one-time transaction specifically for the acquisition, and based on our liquidity forecast, we do not believe we will need to repatriate cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

	Nine months ended September 30,
(Dollar amounts in thousands)	2017	2016

Cash provided by operating activities	$108,435	$124,601
Cash used in investing activities	(69,286)	(33,852)
Cash used in financing activities	(42,629)	(74,511)
(Decrease) increase in cash	$(3,480)	$16,238

Net cash provided by operating activities for the nine months ended September 30, 2017 was $108.4 million compared with cash provided by operating activities of $124.6 million for the corresponding 2016 period. The $16.2 million decrease in cash provided by operating activities is primarily driven by a decrease in net income coupled with more cash used to pay down accounts payable and accrued liabilities.

Net cash used in investing activities for the nine months ended September 30, 2017 was $69.3 million compared with $33.9 million for the corresponding period in 2016. The $35.4 million increase was mainly attributable to the completion of the purchase of PayGroup during the third quarter of 2017.

Net cash used in financing activities for the nine months ended September 30, 2017 was $42.6 million as compared with $74.5 million for the corresponding 2016 period. Cash used in financing activities was primarily related to stock repurchases, cash dividends on common stock and cash used for principal repayments on long-term debt. The decrease in cash used in financing activities is due to a decrease in stock repurchases coupled with an increase short-term borrowings and cash used in the prior year to pay for the credit amendment fees.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $24.2 million and $31.5 million for the nine months ended September 30, 2017 and 2016, respectively. During the third quarter of 2017, we completed the purchase of PayGroup for $42.8 million, while in the 2016 period, we completed the purchase of Processa for $5.9 million. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our Revolving Facility. We expect capital expenditures to be in a range of $30 million to $35 million in 2017.

Dividend Payments

Historically, we have paid a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On February 17, 2017, our Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on March 20, 2017 to stockholders of record as of March 1, 2017. On April 27, 2017, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on June 9, 2017 to stockholders of record as of the close of business on May 8, 2017. On July 25, 2017, the Board declared a quarterly cash dividend of $0.10 per share of common stock, which was paid on September 8, 2017 to stockholders of record as of the close of business on August 7, 2017. On November 2, 2017, the Board voted to temporarily suspend the quarterly dividend on the Company's common stock due to the difficult operating environment in Puerto Rico. The Board anticipates reviewing the dividend policy as conditions stabilize in Puerto Rico. Future dividend declarations are subject to Board of Directors' approval and may be adjusted based on business needs or as market conditions change.

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

The unpaid principal balance at September 30, 2017 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $27.6 million, $206.2 million and $383.0 million, respectively. The additional borrowing capacity for the Revolving Facility at September 30, 2017 was $67.0 million.

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of September 30, 2017 and December 31, 2016, the outstanding principal balance of the notes payable is $1.5 million and $3.4 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of September 30, 2017, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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
As of September 30, 2017 and December 31, 2016, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	September 30, 2017	December 31, 2016
Other long-term liabilities	$1,207	$1,964
During the three and nine months ended September 30, 2017, the Company reclassified losses of $0.4 million and $1.3 million respectively, from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR, the Company expects to reclassify $1.4 million from accumulated other comprehensive loss into income through interest expense over the next 12 months.
The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the Revolving Facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the Third Amendment (total first lien senior secured debt to Adjusted EBITDA per the 2013 Credit Agreement) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of September 30, 2017, the senior secured leverage ratio was 3.30 to 1.00. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended	Nine months ended	Twelve months ended	Three months ended	Nine months ended
(Dollar amounts in thousands)	September 30, 2017	September 30, 2017	September 30, 2017	September 30, 2016	September 30, 2016
Net income	$6,142	$49,494	$65,508	$19,711	$59,112
Income tax (benefit) expense	(4,840)	1,248	3,203	1,639	6,316
Interest expense, net	7,853	21,894	28,108	6,189	18,026
Depreciation and amortization	16,606	48,189	63,256	14,889	44,500
EBITDA	25,761	120,825	160,075	42,428	127,954
Software maintenance reimbursement and other costs (1)	—	—	—	60	521
Equity income (2)	(155)	(413)	(419)	(114)	(13)
Compensation and benefits (3)	2,348	6,551	9,000	2,003	8,033
Transaction, refinancing and other fees (4)	974	1,254	7,136	727	1,697
Exit activity (5)	12,783	12,783	12,783	—	—
Restatement related expenses (6)	—	—	—	41	1,837
Adjusted EBITDA	41,711	141,000	188,575	45,145	140,029
Operating depreciation and amortization(7)	(7,969)	(23,126)	(30,428)	(7,079)	(21,166)
Cash interest expense, net (8)	(6,500)	(18,238)	(23,375)	(5,030)	(15,331)
Income tax expense (9)	(2,867)	(9,836)	(13,584)	(2,534)	(10,004)
Non-controlling interest (10)	(106)	(431)	(520)	(81)	(169)
Adjusted net income	$24,269	$89,369	$120,668	$30,421	$93,359
Net income per common share (GAAP):
Diluted	$0.08	$0.67		$0.26	$0.79
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.33	$1.22		$0.41	$1.25
Shares used in computing adjusted earnings per common share:
Diluted	73,093,718	73,090,012		74,290,733	74,751,894

1)	Predominantly represents reimbursements received for certain software maintenance expenses as part of the Merger, recorded as part of cost of revenues.

2)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”), net of cash dividends received.

3)
Primarily represents share-based compensation and other compensation expense of $2.4 million and $1.2 million for the quarters ended September 30, 2017 and 2016 and severance payments $0.8 million for the quarter ended September 30, 2016. For September 30, 2017 share-based compensation expense of $0.7 million was recorded as part of cost of revenues, while share-based compensation of $1.7 million was recorded as part of selling, general and administrative expenses. For September 30, 2016, share-based compensation expense of $0.2 million and severance payments of $0.1 million were recorded as part of cost of revenues, while share-based compensation of $1.0 million and severance payments of $0.7 million were recorded as part of selling, general and administrative expenses. For the nine months ended September 30, 2017 and 2016 primarily represents share-based compensation and other compensation expense of $6.6 million and $4.6 million, respectively, and severance payments of $3.3 million for the nine months ended September 30, 2016. For September 30, 2017 share-based compensation expense of $1.8 million and severance payments of $0.7 million were recorded as part of cost of revenues, while share-based compensation of $4.8 million was recorded as part of selling, general and administrative expenses. For September 30, 2016, share-based compensation expense of $0.9 million and severance payments of $2.3 million were recorded as part of cost of revenues, while share-based compensation of $3.8 million and severance payments of $1.0 million were recorded as part of selling, general and administrative expenses.

4)	Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses and cost of revenues.

5)	Impairment charge and contractual fee accrual for a third party software solution that was determined to be commercially unviable.

6)	Represents consulting, audit and legal expenses incurred as part of the restatement, recorded as part of selling, general and administrative expenses.

7)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of the Merger and other from purchase accounting intangibles generated from acquisitions.

8)
Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.

9)	Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate.

10)	Represents the 35% non-controlling equity interest in Processa, net of amortization for intangibles created as part of the purchase.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of September 30, 2017 the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2017, after considering our interest rate swap, under the senior secured credit facilities would increase our annual interest expense by approximately $4.2 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major United States financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 6 of the Unaudited Consolidated Condensed Financial Statements for additional information related to the senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated condensed statements of income and comprehensive income. At September 30, 2017, the Company had $10.9 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $10.4 million at December 31, 2016.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2017, the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors previously disclosed under Item 1A. of the Company’s 2016 Form 10-K, and as disclosed in Part II, Item 1A, of our quarterly report on Form 10-Q for the quarter ended March 31, 2017, investors should consider the following risk:

Hurricanes Irma and Maria and their aftermaths could have a prolonged negative impact on the Puerto Rican and Caribbean economies and a material adverse effect on our business and results of operations

Hurricanes Irma and Maria and their aftermaths, including the widespread power outage in Puerto Rico, the damage to infrastructure and communications networks, and the temporary cessation and slow pace of reestablishment of regular day-to-day commerce, have severely impacted the economies of Puerto Rico and the Caribbean, and our business.  It is unknown at this time when the electricity and telecommunication services throughout Puerto Rico and the Caribbean will be restored and how long it will take for the business communities, resident populations and the economies to recover. Puerto Rico’s current situation following Hurricane Maria could further accelerate the ongoing emigration trend of Puerto Rico residents to the United States. A prolonged delay in the repairs to the islands’ infrastructures, decline in business volume and any other economic declines due to Hurricanes Irma and Maria and their aftermaths will impact demand for our services and could have a material adverse effect on our business and results of operations.

The risks referenced above are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the nine months period ended September 30, 2017:

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
3/1/2017-3/31/2017	228,289	$16.480	228,289
5/1/2017-5/31/2017	77,257	16.592	77,257
6/1/2017-6/30/2017	159,694	16.423	159,694
Total	465,240	$16.479	465,240	$72,345,478

(1)
On February 17, 2016, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December 31, 2017. On November 2, 2017 the Company's Board of Directors approved an extension to the expiration date of the current stock repurchase program to December 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Share Purchase Agreement (Contrato de Compraventa de Acciones), dated as of July 3, 2017, by and among EVERTEC Group, LLC, EVERTEC Panamá, S.A., Fondo de Inversión Privado Mater, Inversiones San Bernardo SpA, Asesorías e Inversiones Supernova SpA, Inversiones y Asesorías Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedown Hitschfeld and Inversiones Vaimaca Limitada [English Translation] (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 3, 2017, File No. 001-35872).

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

EVERTEC, Inc. (Registrant)

Date: November 9, 2017	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: November 9, 2017	By:	/s/ Peter J.S. Smith
Peter J.S. Smith Chief Financial Officer (Principal Financial Officer)