Form 10-K
period 2017-12-31
EVERTEC, Inc.
filed 2018-02-28
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $1,042,574,760 based on the closing price of $17.30 as of the close of business on June 30, 2017.
As of February 21, 2018, there were 72,429,141 outstanding shares of common stock of EVERTEC, Inc.
Documents Incorporated by Reference:
Part III incorporates certain information by reference to the Proxy Statement for the 2018 Annual Meeting of Shareholders

EVERTEC, Inc.
2017 Annual Report on Form 10-K

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

•	operating an international business in Latin America and the Caribbean, in jurisdictions with potential political and economic instability;

•	our ability to execute our geographic expansion and acquisition strategies, including challenges in successfully acquiring new businesses and integrating and growing acquired businesses;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our ability to refinance our debt;

•	the possibility that we could lose our preferential tax rate in Puerto Rico;

•	the risk that the counterparty to our interest rate swap agreement fails to satisfy its obligations under the agreement

•
uncertainty of the pending debt restructuring process under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), as well as actions taken by the Puerto Rico government or by the PROMESA Board to address the Puerto Rico fiscal crisis;

•	uncertainty related to Hurricanes Irma and Maria and their aftermaths’ impact on the economies of Puerto Rico and the Caribbean;

•	the possibility of future catastrophic hurricanes affecting Puerto Rico and/or the Caribbean, as well as other potential natural disasters;

•	the nature, timing and amount of any restatement; and

•	other risks and uncertainties detailed in Part I, Item IA “Risk Factors” in this Report.

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

INDUSTRY AND MARKET DATA
This Form 10-K includes industry data that we obtained from periodic industry publications, including the August 2017 Nilson Report and the 2017 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Form 10-K also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analyses and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Part I
Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis, including the operations of its predecessor entities prior to the Merger (as defined below). EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Tecnopago SpA, EFT Group SpA, EFT Global Services, SpA, EFT Group S.A., Tecnopago España SL, EFT Servicos Profesionales SpA, Paytrue S.A., Caleidon, S.A., Paytrue Solutions Informatica Ltda., EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Processa, SAS ("Processa"), EVERTEC USA, LLC and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Company Overview

EVERTEC is a leading full-service transaction processing business in Latin America and the Caribbean, providing a broad range of merchant acquiring, payment services and business process management services. According to the August 2017 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to provide best in class products;

•	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with integrated technology solutions that enable them to manage their business as one enterprise; and

•
Our ability to capture and analyze data across the transaction processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction processing value chain (such as only merchant acquiring or payment services).

Our broad suite of services spans the entire transaction processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through scalable, end-to-end technology platforms that we manage and operate in-house and that generates significant operating efficiencies that enable us to maximize profitability.

We sell and distribute our services primarily through a proprietary direct sales force with established customer relationships. We are also building a variety of indirect sales channels that enable us to leverage the distribution capabilities of partners in adjacent markets, including value-added resellers. We continue to pursue joint ventures and merchant acquiring alliances.
We benefit from an attractive business model, the hallmarks of which are recurring revenue, scalability, significant operating margins and moderate capital expenditure requirements. Our revenue is predominantly recurring in nature because of the mission-critical and embedded nature of the services we provide. In addition, we generally negotiate multi-year contracts with our customers. We believe our business model should enable us to continue to grow our business organically in the primary markets we serve without significant incremental capital expenditures.

Financial Information About Operating Segments and Geographic Areas

In December of 2017, as a result of the PayGroup acquisition, the Chief Operating Decision Maker ("CODM") completed an evaluation of the current Company structure and the information regularly reviewed for purposes of allocating resources and assessing performance. As a result of this evaluation, Management concluded that the operating segments are driven by the products and services the Company provides and the geographic regions in which the Company operates, resulting in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions. We recasted our segment results for all previous periods to conform to the new segment presentation. In addition to these operating segments, Management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These cost areas could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these cost areas are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and Other category consists of corporate overhead expenses, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. For information about our operating segments refer to Note 23 of the Notes to Consolidated Financial Statements.

Corporate Background

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) is a Puerto Rico corporation organized in April 2012. Our main operating subsidiary, EVERTEC Group, LLC (formerly known as EVERTEC, LLC and EVERTEC, Inc., hereinafter “EVERTEC Group”), was organized in Puerto Rico in 1988. EVERTEC Group was formerly a wholly-owned subsidiary of Popular. On September 30, 2010, pursuant to an Agreement and Plan of Merger (as amended, the “Merger Agreement”), AP Carib Holdings, Ltd. (“Apollo”), an affiliate of Apollo Global Management LLC, acquired a 51% indirect ownership interest in EVERTEC Group as part of a merger (the “Merger”) and EVERTEC Group became a wholly-owned subsidiary of Holdings.

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

History

We have over a 25 year operating history in the transaction processing industry. Prior to the Merger, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. As mentioned above, following the Merger, Apollo owned a 51% interest in us and shortly thereafter, we began the transition to a separate, stand-alone entity. As a stand-alone company, we have made substantial investments in our technology and infrastructure, recruited various senior executives with significant transaction processing experience in Latin America, enhanced our profitability through targeted productivity and cost savings actions and broadened our footprint beyond the markets historically served.

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

On April 17, 2013, the Company completed its initial public offering of 28,789,943 shares of common stock at a price to the public of $20.00 per share. On September 18, 2013 and December 13, 2013, the Company completed public offerings of 23,000,000 and 15,233,273 shares, respectively, of the Company’s common stock by Apollo, Popular, and current and former employees. After the completion of these offerings, Popular owned approximately 11.7 million shares of EVERTEC’s common stock, or 16.1% as of December 31, 2017, and Apollo no longer owns any of the Company’s common stock.

Principal Stockholder

Popular, Inc. (NASDAQ: BPOP), whose principal banking subsidiary’s history dates back to 1893, is the No. 1 bank holding company by both assets and deposits based in Puerto Rico, and, as of September 30, 2017, ranks 48 by assets among U.S. bank holding companies. As of December 31, 2017, Popular owned approximately 16.1% of our common stock.

Industry Trends

Shift to Electronic Payments

The ongoing migration from cash, check and other paper methods of payment to electronic payments continues to benefit the transaction processing industry globally. This migration is driven by factors including customer convenience, marketing efforts by financial institutions, card issuer rewards and the development of new forms of payment. We believe that the penetration of electronic payments in the markets where we principally operate is significantly lower relative to more mature U.S. and European markets and that this ongoing shift will continue to generate important growth opportunities for our business. In addition, in an effort to better capture taxes over generated revenue, legislation in Puerto Rico has required most licensed professionals to provide an electronic payment option to their customers, and that all consumer businesses that generate revenues in excess of $50,000 provide an electronic payment option, with the exception of certain businesses, further expanding the need for an electronic payment network in Puerto Rico.

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

Currently, the penetration of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. As these markets continue to grow, and financial inclusion increases, the emergence of a larger and more sophisticated consumer base will influence and drive an increase in card (like debit, credit, prepayment, and EBT) and electronic payments usage. According to the 2017 World Payments Report, non-cash payment volumes in Latin America grew by 7.2% from 2015 to 2016, and are projected to grow 7.1% through 2020, mainly driven by high levels of digital innovation taking place as banks move away from their traditional retail banking strategies and invest in digital technologies. In North America, non-cash payments grew by 4.4% and are projected to grow 4.4% through 2020, attributable to a significant growth in proximity mobile payments. While in the past mature markets have dominated non-cash transaction volumes, a shift in balance is occurring as the developing markets’ share of global non-cash transaction volumes have increased from 12% to 27%. If current trends continue, developing markets’ share of global non-cash volumes is expected to increase from 27% in 2013 to 33% by 2020. We believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

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

Industry Innovation

The electronic payments industry experiences ongoing technology innovation. Emerging payment technologies such as prepaid cards, contactless payments, payroll cards, mobile commerce, mobile “wallets” and innovative POS devices facilitate the continued shift away from cash, check and other paper methods of payment. The increasing demand for new and flexible payment options catering to a wider range of consumer segments is driving growth in the electronic payment processing sector.

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to U.S. competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technological needs, language and culture. We have built leadership positions across the transaction processing value chain in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new markets. According to the August 2017 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. EVERTEC processed approximately two billion transactions in 2017, which according to management estimates, makes ATH branded products the most frequently used electronic method of payment in Puerto Rico. We offer compelling value to our merchants, as noted in the most recent report published by the Federal Reserve Board regarding debit network fees, the ATH network ranked as one of the most economical networks for merchants. Given our scale and customer base of top tier financial institutions and government entities, we believe we are the leading card issuer and core bank processor in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of financial institution, merchant, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Our Payment Services and Merchant Acquiring segments, as well as certain business lines representing the majority of our business solutions segment, generate recurring revenues that collectively accounted for approximately 94% of our total revenues in 2017. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment such as IT consulting for a specific project or integration. Additionally, we entered into a 15-year Master Services Agreement with Popular on September 30, 2010. We provide a number of critical payment services and business solutions products and services to Popular and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we are able to gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our scalable, end-to-end technology platforms that allow us to provide a broad range of transaction processing services and develop and deploy technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $170 million over the last five years on technology investments, including POS, to continue to build the capacity and functionality of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

Experienced Management Team with a Strong Track Record of Execution

We have grown our revenue organically by introducing new products and services and expanding our geographic footprint throughout Latin America. We have a proven track record of creating value from operational and technology improvements and capitalizing on cross-selling opportunities. We have combined new leadership at EVERTEC, bringing many years of industry experience, with long-standing leadership at the operating business level. Collectively, our management team benefits from an average of over 20 years of industry experience and we believe they are well positioned to continue to drive growth across business lines and regions.

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

Leverage Our Franchise to Attract New Customers in the Markets We Currently Serve

We intend to attract new customers by leveraging our comprehensive product and services offering, the strength of our brand and our leading end-to-end technology platform. Furthermore, we believe we are well positioned to develop new products and services to take advantage of our access to and position in markets we currently serve. For example, in markets we serve outside of Puerto Rico, we believe there is a significant opportunity to penetrate small to medium financial institutions with our products and services.

Expand in the Latin American Region

We believe there is substantial opportunity to expand our businesses in the Latin American region. We believe that we have a competitive advantage relative to U.S. competitors based on our first-hand knowledge of the Latin American and Caribbean markets and their technological needs, language and culture. We believe significant growth opportunities exist in a number of large markets such as Colombia, México, and Chile, among others. We also believe that there is an opportunity to provide our services to existing financial institution customers in other regions where they operate. Additionally, we continually evaluate our strategic plans for geographic expansion, which can be achieved through joint ventures, partnerships, alliances or strategic acquisitions. For a description of risks associated with obtaining regulatory approvals and other risks associated with strategic transactions, see “Item 1A. Risk Factors—Risks Related to Our Business—Our expansion and selective acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses.”

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

Merchant Acquiring

According to the August 2017 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. Our merchant acquiring business provides services to merchants that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant acquiring services includes, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, the settlement of funds with the participating financial institution, detailed sales reports and customer support. In 2017, our merchant acquiring business processed over 358 million transactions.

Payment Services

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

To connect the POS terminals to card issuers, we own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. The ATH network and processing businesses processed approximately two billion transactions in 2017.

To enable financial institutions, governments and other businesses to issue and operate a range of payment products and services, we offer an array of card processing and other payment technology services, such as internet and mobile banking software services, bill payment systems and EBT solutions. Financial institutions and certain retailers outsource to us certain card processing services such as card issuance, processing card applications, cardholder account maintenance, transaction authorization and posting, high volume payment processing fraud and risk management services, and settlement. Our payment products include electronic check processing, automated clearing house (“ACH”), lockbox, online, interactive voice response and web-based payments through personalized websites, among others.

We have been the main provider of EBT services to the Puerto Rican government since 1998. Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system and serves approximately 800,000 active participants.

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

In merchant acquiring, we compete with several other service providers and financial institutions, including Worldpay, Inc., First Data Corporation, Global Payments Inc., Elavon, Inc., Sage Payment Solutions, independent sales organizations and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, brand awareness, strength of the relationship with financial institutions, system functionality, integration service capabilities and innovation. Our business is also impacted by the expansion of new payments methods and devices, card association business model expansion, and bank consolidation.

In payment services, we compete with several other third party card processors and debit networks, including First Data Corporation, Tecnocom Telecomunicaciones y Energía, S.A., Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., Vantiv, Inc., MasterCard, Visa, American Express, Discover and Global Payments Inc. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities.

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

We seek to protect our intellectual property rights by securing appropriate statutory intellectual property protection in the relevant jurisdictions. We also protect proprietary know-how and trade secrets through company confidentiality policies, licenses, programs, and contractual agreements.

Employees

As of December 31, 2017, we had approximately 2,100 employees across 11 countries in the United States, Latin America and the Caribbean. In Brazil, we have one unionized employee covered by the terms of industry-specific collective agreements. None of our other employees are otherwise represented by any labor organization. We consider our relationships with our employees to be good. We have not experienced any work stoppages in connection with employee matters.

Government Regulation and Payment Network Rules

Federal Reserve Regulations

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

Transactions with Affiliates

If we are deemed to be an affiliate of Popular for purpose of the affiliate transaction rules found in Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, we will be subject to various restrictions on our ability to borrow from, and engage in certain other transactions with Popular’s bank subsidiaries, Banco Popular and Banco Popular North America (“BPNA”). In general these rules require that any “covered transaction” that we enter into with Banco Popular or BPNA (or any of their respective operating subsidiaries), as the case may be, must be secured by designated amounts of specified collateral and must be limited to 10% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. In addition, all “covered transactions” between Banco Popular or BPNA, on the one hand, and Popular and all of its subsidiaries and affiliates on the other hand, must be limited to 20% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, Section 23B and Regulation W require that if we are deemed an affiliate of Banco Popular or BPNA, all transactions between us and either Banco Popular or BPNA be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to Banco Popular or BPNA, as the case may be, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered by Banco Popular or BPNA to, or would apply to, non-affiliated companies.

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

New lines of business, other new activities, divestitures or acquisitions that we may wish to commence in the future may not be permissible for us under the BHC Act, Regulation K or other relevant U.S. federal banking laws. Further, as a result of being subject to regulation and supervision by the Federal Reserve Board, we may be required to obtain the approval of the Federal Reserve Board before engaging in certain new activities or businesses, whether organically or by acquisition, unless such activities are considered financial in nature. More generally, the Federal Reserve Board has broad power to approve, deny or refuse to act upon applications or notices for us to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. If we are unable to obtain any such approval on a timely basis, are delayed in receiving approval or do not receive approval, this may make transactions more expensive or may make us less attractive to potential sellers.

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

Regulatory Reform and Other Legislative Initiatives

The payment card industry has come under increased scrutiny from lawmakers and regulators. The Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) set forth significant structural and other changes to the regulation of the financial services industry, including the establishment of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has broad supervisory, enforcement and rulemaking authority over consumer financial products and services (including many offered by us and by our clients) and certain bank and non-bank providers of such products and services. In addition, Section 1075 of the Dodd-Frank Act (commonly referred to as the “Durbin Amendment”) imposes new restrictions on card networks and debit card issuers. More specifically, the Durbin Amendment provides that the interchange transaction fees that a card issuer or payment network may receive or charge for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) adopted final regulations implementing the Durbin Amendment on June 29, 2011 and added a fraud-prevention adjustment on July 27, 2012.

The Federal Reserve’s regulations (a) limit debit transaction interchange fees to $.21 + (5 bps times the value of the transactions) + $.01 (as a fraud adjustment for issuers that have in place policies and measures to address fraud); (b) require that issuers must enable at least two unaffiliated payment card networks on their debit cards without regard to authentication method; and (c) prohibit card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and restrict card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. The Dodd-Frank Act also allows merchants to set minimum dollar amounts (currently, not to exceed $10) for the acceptance of a credit card and provide discounts or incentives to entice consumers to pay with various payment methods, such as cash, checks, debit cards or credit cards, as the merchant prefers.

The CFPB is responsible for many of the regulatory functions previously performed by the federal banking and other agencies with respect to consumer financial products and services. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive or abusive acts or practices in connection with the offering of a consumer financial product or service or any transaction with a consumer for such product or service. The CFPB also has authority to examine supervised entities for compliance with, and to enforce violations of, consumer financial protection laws.

As an affiliate of Banco Popular-an insured depository institution with greater than $10 billion in total consolidated assets-and as a service provider to other insured depository institutions with $10 billion or more in total consolidated assets, as well as larger participants in markets for consumer financial products and services, as determined by the CFPB, we are subject to the supervision, enforcement and rulemaking authority of the CFPB. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs.

In 2017, the former Director of the CFPB resigned and was replaced by an interim Director. This change in leadership, although the subject of ongoing litigation, may result in certain changes to CFPB policies and supervision, enforcement and rulemaking priorities. In addition, various legislative proposals to restructure or limit the authority of the CFPB, or to modify certain consumer financial protection laws or CFPB regulations, have been considered by Congress. It is unclear whether or to what extent any such change would affect the manner in which we engage in consumer product and service activities.

In addition to the Dodd-Frank Act, from time to time, various legislative initiatives are introduced in Congress and state legislatures, and changes in regulations or agency policies, or in the interpretation of such regulations and policies, are proposed by regulatory agencies. Such initiatives may include proposals to modify the powers of bank holding companies and their affiliates. Such legislation or changes in regulation could affect our operating environment in substantial and unpredictable ways. If adopted, such legislation or changes in regulation could increase the cost of doing business or limit permissible activities. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations or related policies and guidance, would have on our financial condition or results of operations.

Other Government Regulations

Our services are also subject to a broad range of complex federal, state, Puerto Rico and foreign regulation, including privacy laws, international trade regulations, the Bank Secrecy Act and other anti-money laundering laws, anti-trust and competition laws, the U.S. Internal Revenue Code, the PR Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and other Puerto Rico laws and regulations. Failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide such services, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation (in addition to oversight by the Federal Reserve Board) that impact our business are described below.

Privacy

We and our financial institution clients are required to comply with various U.S. state, federal and foreign privacy laws and regulations, including those imposed under the Gramm-Leach-Bliley Act of 1999 which applies directly to a broad range of financial institutions and to companies that provide services to financial institutions. These laws and regulations place restrictions on the collection, processing, storage, use and disclosure of certain personal information, require disclosure to individuals of detailed privacy practices and provide them with certain rights to prevent the use and disclosure of protected information. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, states officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information. In addition, U.S. state and federal government agencies have been contemplating or developing new initiatives to safeguard privacy and enhance data security. Some foreign privacy laws are stricter than those applicable under U.S. federal, state or Puerto Rican law. As a provider of services to financial institutions, we are required to comply with the privacy regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves. See “Item 1A. Risk Factors-Risks Related to Our Business-Security breaches or our own failure to comply with privacy regulations and industry security requirements imposed on providers of services to financial institutions and card processing services could harm our business by disrupting our delivery of services and damaging our reputation.”

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

Federal Trade Commission Act and Other Laws Impacting our Customers' Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting Unfair or Deceptive Acts or Practices (“UDAP”). In addition, there are other laws, rules and/or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant's payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states' attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations. To the extent we process payments for a merchant that may be in violation of these laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Anti-trust and Competition Laws

We are required to comply with various federal, local and foreign competition and anti-trust laws, including the Sherman Act, Clayton Act, Hart-Scott-Rodino Antitrust Improvements Act, Robinson-Patman Act, Federal Trade Commission Act and Puerto Rico Anti-Monopoly Act. In general, competition laws are designed to protect businesses and consumers from anti-competitive behavior. Competition and anti-trust law investigations can be lengthy and violations are subject to civil and/or criminal fines and other sanctions for both corporations and individuals that participate in the prohibited conduct. Class action civil anti-trust lawsuits can result in significant judgments, including in some cases, payment of treble damages and/or attorneys' fees to the successful plaintiff. See “Item 1A. Risk Factors-Risks Related to Our Business-Failure to comply with U.S. state and federal antitrust requirements, or the Puerto Rico Anti-Monopoly Act, and government investigations into our compliance, could adversely affect our business.”

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

Geographic Concentration

Our revenue composition by geographical area is based in Latin America and the Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala, Colombia, Chile, Uruguay, Brazil and Panamá. The Caribbean primarily represents Puerto Rico, the Dominican Republic and the Virgin Islands. See Note 23 of Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to geographic areas.

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

Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. In 2017, products and services billed to Popular accounted for approximately 43% of our total revenues. The majority of Popular’s business is presented in the Business Solutions segment. If Popular were to terminate, fail to perform under, or fail to renew the Master Services Agreement (“MSA”), which currently expires in 2025, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced which, in turn, could potentially limit our ability to renegotiate our debt.

We depend, in part, on our merchant relationships and our alliance with Banco Popular, a wholly-owned subsidiary of Popular, to grow our merchant acquiring business. If we are unable to maintain these relationships and this alliance, our business may be adversely affected.

Growth in our merchant acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our relationship with Banco Popular. A substantial portion of our business is generated from our Independent Sales Organization Sponsorship and Services Agreement (the “ISO Agreement”) with Banco Popular, which expires in 2025.

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

Our MSA with Popular, our ISO Agreement with Banco Popular and our ATH Network Participation Agreement and ATH Support Agreement with Banco Popular (the “BPPR ATH Agreements”) have initial terms ending in 2025. If Popular or Banco Popular decide not to renew one or more of these agreements, or if we are unable to negotiate extensions, or if we must provide significant concessions to Popular or Banco Popular to secure extensions, our results of operations, financial condition and trading price of our common stock may be materially adversely affected, and it could also potentially limit our ability to renegotiate our debt.

Our MSA with Popular has an initial term that ends in 2025. For 2017, we derived approximately 43% of our revenue from such contract, which makes the MSA our most significant client contract. We expect that we will enter into a negotiation with Popular prior to the expiration of the initial term of the MSA. We cannot be certain that we will be able to negotiate an extension to the MSA. In addition, even if we are able to negotiate an extension of the MSA, any new master services agreement may be materially different from the existing MSA and may result in significant concessions to Popular. Any such events may materially negatively impact our financial condition, results of operations and trading price of our common stock, as well as potentially limit our ability to renegotiate our debt.

We are also a counterparty to Banco Popular under the ISO Agreement, which has an initial term ending on 2025. Pursuant to the ISO Agreement, Banco Popular sponsors us as an independent sales organization with respect to certain credit card associations and is required to exclusively refer to us any merchant that inquires about, requests or otherwise evidences interest in the merchant services, among other things. If the ISO Agreement is not renewed, we will have to seek other card association sponsors, we will not benefit from BPPR referral of merchants and we may experience the loss of some merchants if BPPR enters the merchant acquiring business or associates itself with another independent sales organization.  Any of these may negatively impact our financial condition and results of operations.

Similarly, the BPPR ATH Agreements have initial terms ending in 2025. Under such agreements, among other things, we provide Banco Popular certain ATM and POS services in connection with our ATH network; we grant a license to use the ATH logo, word mark and associated trademarks; and Banco Popular agrees to support, promote and market the ATH network and brand and to issue debit cards bearing the symbol of the ATH network. If one or both of the BPPR ATH Agreements are not extended, our ATH brand and network could be negatively impacted and our financial conditions and results of operations adversely affected.

If we are unable to renew other client contracts at favorable terms, we could lose clients and our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with private clients generally run for a period of one to five years, except for the Master Services Agreement with Popular, described above. Our government contracts generally run for one year without automatic renewal periods due to requirements of the government procurement rules and related fiscal funding requirements. Our standard merchant contract has an initial term of one or three years, with automatic one-year renewal periods. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us and to consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and senior secured credit facilities.

We are highly leveraged. As of December 31, 2017, the total principal amount of our indebtedness was approximately $624.8 million. Our high degree of leverage could have important consequences for you, including:

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

For the year ended December 31, 2017, our cash interest expense on the senior secured credit facilities amounted to $25.4 million. Our interest expense could increase if interest rates increase because the entire amount of the indebtedness under the senior secured credit facilities bears interest at a variable rate. At December 31, 2017, we had approximately $611.7 million aggregate principal amount of variable rate indebtedness under the senior secured credit facilities of which $200 million is fixed with an interest rate swap. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2017 under the senior secured credit facilities would increase our annual interest expense by approximately $4.1 million after taking into consideration the referenced fixed interest rate swap.

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

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses or electrical or telecommunications outages, natural disasters, disease pandemics or other unanticipated damage to property or physical assets. Such an incident occurred as a result of the impact and aftermath of Hurricanes Irma and Maria in 2017, which affected the ability of the majority of the island's businesses to transact electronically in Puerto Rico and the Caribbean. Such disruptions may give rise to losses in service to customers and loss or liability to us. In addition, there is the risk that our controls and procedures as well as business continuity and data security systems prove to be inadequate. Any such failure could affect our operations, damage our reputation and materially adversely affect our results of operations by requiring us to expend significant resources to correct the defect, by causing a loss of confidence in our services that leads to a decrease in use of our services, and by exposing us to litigation, regulatory fines, penalties or other sanctions or losses not covered by insurance.

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

We operate in a rapidly changing industry, and we have experienced significant change in the past five years, including our separation from Popular following the Merger, our initial public offering in April 2013 and our listing on the New York Stock Exchange (“NYSE”). Accordingly, we may not be fully effective in identifying, monitoring and managing our risks. In some cases, the information we use to perform our risk assessments may not be accurate, complete or up-to-date. In other cases, our risk assessments may depend upon information that we may not have or cannot obtain. If we are not fully effective or we are not always successful in identifying all risks to which we are or may be exposed, we could be subject to losses, penalties, litigation or regulatory actions that could harm our reputation or have a material adverse effect on our business, financial conditions and results of operations.

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

Many of our services are based on sophisticated software, technology and computing systems, and we may encounter delays when developing new technology solutions and services. Further, the technology solutions underlying our services have occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technologies on platforms used by our customers. Finally, our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses or other cyber-attacks. Attacks on information technology systems continue to grow in frequency, complexity and sophistication, a trend we expect will continue. Such attacks have become a point of focus for individuals, businesses and governmental entities. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public information.

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

A decline in the market for our services, either as a result of increased competition, continued migration of Puerto Ricans to the U.S. mainland, a further deterioration in the Puerto Rico economy, a decrease in consumer spending or a shift in consumer payment preferences, could have a material adverse effect on our business. We may face increased competition in the future as new companies enter the market and existing competitors expand their services. Some of these competitors could have greater overall financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. Some competitors could have or may develop a lower cost structure. New competitors or alliances among competitors could emerge, resulting in a loss of business for us and a corresponding decline in revenues and profit margin. Further, if consumer confidence decreases in a way that adversely affects consumer spending, whether in conjunction with a global economic downturn or otherwise, we could experience a reduction in the volume of transactions we process. In addition, if we fail to respond to changes in technology or consumer payment preferences, we could lose business to competitors.

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

From time to time, card associations and debit networks change interchange, processing and other fees, which could impact our merchant acquiring and payment services businesses. It is possible that competitive pressures will result in our merchant acquiring and payment services businesses absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin and adversely affect our business, operating results and financial condition.

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

For purposes of the Bank Holding Company Act of 1956 (the “BHC Act”), for so long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities will be limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we may be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition.

For so long as we are deemed to be a “subsidiary” of Popular for purposes of the BHC Act, in other words deemed to be controlled by Popular, we will be subject to regulation and supervision by the Federal Reserve Board. The BHC Act defines “control” differently than GAAP. As a deemed “subsidiary”, we may conduct only those activities that are authorized for our deemed parent, which depend on whether it is treated as a bank holding company or a financial holding company. The activities that are permissible for subsidiaries of bank holding companies are those that are treated as closely related to banking; those that are permissible for subsidiaries of financial holding companies generally include activities that are financial in nature or complementary to financial activities. In addition, we are subject to regulatory oversight and examination by the Federal Financial Institution Examination Council because we are a technology service provider to regulated financial institutions, including Banco Popular.

New lines of business, other new activities, acquisitions that we may wish to commence or undertake in the future and the manner in which we conduct our business may not be permissible for us under the BHC Act, Regulation K or other relevant U.S. federal banking laws or may require the approval of the Federal Reserve Board or any other applicable U.S. federal banking regulator. In addition, potential acquisitions or deals may take longer, be more costly, or make us less attractive as a buyer. Additional regulatory requirements may be imposed if Popular is subject to any enforcement action. More generally, the Federal Reserve Board has broad powers to approve, deny or refuse to act upon applications or notices submitted by Popular on our behalf with respect to new activities, the acquisition of businesses or assets, or the reconfiguration of existing operations. Any such action by the Federal Reserve Board may also depend on our ability to comply with the standards imposed by our regulators. There can be no assurance that any required regulatory approvals will be obtained. In addition, further restrictions placed on Popular as a result of supervisory or enforcement actions may restrict us or our activities in certain circumstances, even if these actions are unrelated to conduct our business.

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

Regulation of the electronic payment card industry, including regulations applicable to us and our customers, has increased significantly in recent years. There is also continued scrutiny by the U.S. Congress of the manner in which payment card networks and card issuers set various fees, from which some of our customers derive significant revenue. For example, on

July 21, 2010, the Dodd-Frank Act was signed into law in the United States. The Durbin Amendment contains requirements relating to payment card networks. To implement this provision, the Federal Reserve adopted rules which took effect on October 1, 2011 and April 1, 2012. These rules, among other things, place certain restrictions on the interchange transaction fees that a card issuer can receive for an electronic debit transaction originated at a merchant and also places various exclusivity prohibitions and routing requirements on such transactions. To date, the Durbin Amendment has had mixed implications for our business, but the overall net impact has been positive due to lower interchange costs improving the overall margins of the business. However, we cannot assure you that this trend will continue, and we believe that any future impact (positive or negative) resulting from the Durbin Amendment and subsequent developments is uncertain due to the competitive landscape in which we operate. Further, banking regulators have been strengthening their examination guidelines with respect to relationships between banks and their third-party service providers, such as EVERTEC. Any such heightened supervision of our relationship with Popular could have an effect on our contractual relationship with Popular as well as on the standards applied in the evaluation of our services. See “Item 1. Business-Government Regulation and Payment Network Rules-Regulatory Reform and Other Legislative Initiatives.”

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

For the fiscal years ended December 31, 2017 and 2016, approximately 81% and 84%, respectively, of our total revenues were generated from our operations in Puerto Rico. In addition, some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly adversely impacted by adverse economic or political developments in Puerto Rico.

In 2017, the government of Puerto Rico was our second largest customer representing approximately 7% of our total revenues. Revenues from the government of Puerto Rico come from numerous agencies and public corporations. We believe the significant majority of the services we provide to the government of Puerto Rico are mission-critical or essential. Some of the government-sponsored initiatives we provide are indirectly funded in part by U.S. federal government programs. The government of Puerto Rico is currently experiencing a fiscal crisis (as described further in the following risk factor). A federal law adopted in June 2016 created an Oversight Board with broad budgetary and financial powers over Puerto Rico’s budget, laws, financial plans and regulation, and imposes an automatic temporary stay on all litigation against Puerto Rico and its instrumentalities to enforce or collect claims against the Puerto Rico government. If the Puerto Rico government defaults in payment, delays or withholds payment to us, we may have limited options for recourse and may not be able to recover the full amount on the receivables due to us. In addition, the Puerto Rico government may elect not to renew contracts for our services, or the Oversight Board may decide not to approve the budget for them. While we believe that the government of Puerto Rico will continue to engage our services despite the challenging financial situation it is currently facing, a failure of the government to do so or the Oversight Board to approve the required budget could have a material adverse impact on our financial condition and results of operations.

In addition, Puerto Rico’s location in the Caribbean exposes the island to increased risk of hurricanes and other severe tropical weather conditions and natural disasters. In 2017, Puerto Rico was hit by two powerful hurricanes, Irma and Maria, causing catastrophic damage across the island and affecting our business. We cannot predict if similarly powerful hurricanes will become more commonplace. Similarly, we cannot be certain of the effect that potential future hurricanes may have on Puerto Rico or our business. Such hurricanes, tropical storms and other natural disasters could negatively affect, among other things, our ability to provide services, as well as our physical locations, property and equipment, and could have a material adverse effect on our financial condition and results of operations

The Government of Puerto Rico’s fiscal crisis continues. The expiration of the automatic stay on litigation to collect claims against the Government on May 1, 2017, the initiation of creditor litigation promptly thereafter and the Government’s filing for bankruptcy protection on May 3, 2017, are all expected to further slow the Puerto Rico economy, increase emigration from Puerto Rico, increase the risk of non-payment of Government obligations and negatively affect the economy and consumer spending, which could have a material adverse effect on our business and the trading price of our common stock.

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

On May 1, 2017, the automatic stay expired. Promptly after the expiration of the stay, creditors of the Puerto Rico government filed various lawsuits involving defaults on more than $70 billion of bonds issued by Puerto Rico, having failed to reach a negotiated settlement on such defaults with the Puerto Rico government during the period of the automatic stay. On May 3, 2017, the Oversight Board filed a voluntary petition of relief on behalf of the Commonwealth pursuant to Title III of PROMESA for the restructuring of the Commonwealth’s debt. Subsequently, the Oversight Board filed voluntary petitions of relief pursuant to Title III of PROMESA on behalf of certain public corporations and instrumentalities. Title III is an in-court debt restructuring proceeding similar to protections afforded debtors under Chapter 11 of the United States Code (the “Bankruptcy Code”); the Bankruptcy Code is not available to the Commonwealth or its instrumentalities.

The approximate aggregate amount of unfunded pension obligations of the Puerto Rico government and its instrumentalities plus the bonds in default, far exceed the approximately $20 billion of outstanding obligations involved when Detroit filed for bankruptcy protection in 2013, which was described as the largest municipal bankruptcy at that time. Moreover, there is no precedent for a Title III filing, and there may be uncertainties as to the processes to be followed.

While the Title III processes do not foreclose negotiations between creditors and the Puerto Rico government toward a consensual restructuring agreement, there can be no assurance that meaningful negotiations will occur or that any consensual agreement will be reached or by what date. Importantly, there also can be no assurance as to the financial outcome or timing of the completion of the Title III processes. There also can be no assurance as to any favorable intervention by the U.S. Congress or the U.S. President.

In all events, the invocation of Title III is expected to potentially deepen Puerto Rico’s economic recession, and to further curtail the ability of the Commonwealth and its instrumentalities, subject to the oversight of the Oversight Board (collectively, the “Government”), to access capital markets to place new debt or roll future maturities. Additionally, potential Government actions such as further reductions in spending or the imposition of new taxes may further deepen the current economic crisis, lead to an increase in unemployment rates, and result in a continued decline in population and in the economy.

Consequently, such recent events could potentially adversely impact the trading price of our common stock, adversely impact our customer base, depress general consumer spending and delay the Government’s payments thus increasing our Government accounts receivables, and potentially impair the collectability of those accounts receivable, all of which, individually or in the aggregate, could potentially have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2017, we had no direct exposure to the Government’s debt obligations and had net receivables of $11.8 million with the Commonwealth and certain public corporations.

Hurricanes Irma and Maria and their aftermaths could have a prolonged negative impact on the Puerto Rican and Caribbean economies and a material adverse effect on our business and results of operations

Hurricanes Irma and Maria and their aftermaths, including the widespread power outage in Puerto Rico, the damage to infrastructure and communications networks, and the temporary cessation and slow pace of reestablishment of regular day-to-day commerce, have severely impacted the economies of Puerto Rico and the Caribbean. It is unknown how long it will take for the business communities, resident populations and the economies to recover. Puerto Rico’s current situation following Hurricane Maria could further accelerate the ongoing emigration trend of Puerto Rico residents to the United States. A prolonged delay in the repairs to the islands’ infrastructures, decline in business volume and any other economic declines due to Hurricanes Irma and Maria and their aftermaths may impact demand for our services and could have a material adverse effect on our business and results of operations.

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

EVERTEC Group voluntarily submitted two disclosures to OFAC in 2010 (the "2010 Disclosures") regarding potential violations of the Cuban Assets Control Regulations (“CACR”) by EVERTEC Group, its subsidiary in Costa Rica, and a former subsidiary in Venezuela that involved processing Cuba-related credit and debit card transactions and shortcomings in sanctions screening processes. In addition, Popular filed a voluntary disclosure with OFAC in 2013 (the "2013 Disclosure") regarding potential violations of the CACR in connection with certain routed debit card transactions by Tranred that may have been representative of transactions that occurred prior to October 2010, when the entity was under the ownership and control of EVERTEC.

To date, OFAC has not imposed any fines or penalties nor has the U.S. government taken other enforcement actions in connection with the 2010 Disclosures and 2013 Disclosure. EVERTEC Group and its subsidiaries have implemented a number of corrective actions in order to address the sanctions issues that were the subject of these disclosures and reduce the risk of future violations of the CACR and other U.S. sanctions. Should OFAC determine that certain activities identified in the voluntary self-disclosures described above constituted violations of the CACR, civil or criminal penalties could be assessed against EVERTEC Group and/or its subsidiary.

Popular agreed to specific indemnification obligations with respect to the 2010 Disclosures, the 2013 Disclosure and certain other matters, in each case, subject to the terms and conditions contained in the Merger Agreement and/or contained in the Venezuela Transition Services Agreement, dated September 29, 2010, as amended. However, we cannot assure you that we will be able to fully collect any claims made with respect to such indemnities or that Popular and/or Tranred will satisfy its indemnification obligations to us.

Our expansion and selective acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses.

As part of our growth strategy, we evaluate opportunities for acquiring complementary businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. Furthermore, for as long as we are deemed a “subsidiary” of a bank holding company for purposes of the BHC Act, we may conduct only activities authorized under the BHC Act and the Federal Reserve Board’s Regulation K and other related regulations for a bank holding company or a financial holding company. These restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. See “-For purposes of the BHC Act, for as long as we are deemed to be controlled by Popular, we will be subject to supervision and examination by U.S. federal banking regulators, and our activities are limited to those permissible for Popular. Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination. As a regulated institution, we may be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition.”

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

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that requires a wide ranging set of expertise and intellectual capital. For us to successfully compete and grow, we must retain, recruit and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Recruiting and retaining qualified personnel in Puerto Rico is particularly challenging, given the poor state of the Puerto Rican economy and the increased emigration of Puerto Ricans following Hurricanes Irma and Maria. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on us.

Failure to comply with U.S. state and federal antitrust requirements, or the Puerto Rico Anti-Monopoly Act, and government investigations into our compliance, could adversely affect our business.

Due to our ownership of the ATH network and our merchant acquiring and payment services business in Puerto Rico, we are involved in a significant percentage of the debit and credit card transactions conducted in Puerto Rico each day. Regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with U.S. state and federal antitrust requirements could potentially have a material adverse effect on our reputation and business.

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

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. These requirements may place a strain on our systems and resources. Under Section 404 of the Sarbanes-Oxley Act, we are required to include a report of management on our internal control over financial reporting in this Annual

Report on Form 10-K for the year ended December 31, 2017. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we are unable to conclude that our disclosure controls and procedures and internal control over financial reporting are effective, or if our independent public accounting firm is unable to provide us with an unqualified report on our internal control over financial reporting in future years, investors may lose confidence in our financial reports and our stock price may decline. In addition, a material weakness in our internal controls over financial reporting could lead to the occurrence of material misstatements in our financial statements and we could be required to restate our financial results. Our failure to file timely and file materially complete and accurate financial information in our reports with the SEC could lead to a number of adverse consequences, including a loss of confidence by our investors, a default under our credit facility, or a violation of NYSE’s listing rules that could lead to our delisting. Any of these results could have a material adverse effect on our business and results of operations and on the trading price of our common stock.

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

In addition, the stock market has experienced significant price and volume fluctuations historically. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 72,394,043 are outstanding as of January 31, 2018. All of these shares, other than the 11,654,803 shares held by Popular and the shares held by our officers and directors, are freely transferable without restriction or further registration under the Securities Act.

In addition, we have filed a Form S-8 under the Securities Act covering 12,089,382 shares of our common stock reserved for issuance under our Carib Holdings, Inc. 2010 Equity Incentive Plan (or the 2010 Plan), and our EVERTEC, Inc. 2013 Equity Incentive plan (or the 2013 Plan) and certain options and restricted stock granted outside of these plans (which we refer to as the Equity Plans), but subject to the terms and conditions of the 2010 Plan. Accordingly, shares of our common stock registered under such registration statement may become available for sale in the open market upon grants under the Equity Incentive Plans, subject to vesting restrictions and Rule 144 limitations applicable to our affiliates.

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

Popular has the right to nominate two members of our Board and, therefore, may be able to influence our decisions. The interests of Popular could conflict with your interests as a holder of our common stock. For example, the concentration of ownership held by Popular, the terms of the Stockholder Agreement and our organizational documents (including Popular’s quorum rights and consent rights over amendments to our bylaws) and Popular’s right to terminate certain of its agreements with us in certain situations upon a change of control of EVERTEC Group, could delay, defer or prevent certain significant corporate actions that you as a stockholder may otherwise view favorably, including a change of control of us (whether by merger, takeover or other business combination). See “Certain Relationships and Related Party Transactions” in EVERTEC's proxy statement for a description of the circumstances under which Popular may terminate certain of its agreements with us. A sale of a substantial number of shares of stock in the future by Popular could cause our stock price to decline.

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

Our issuance of shares of preferred stock could delay or prevent a change in control of us. Our Board has authority to issue shares of preferred stock, subject to the approval of at least one director nominated by Popular for so long as it, together with its respective affiliates, owns at least 10% of our outstanding common stock. Our Board may issue preferred stock in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares. In addition, Popular, under and subject to the Stockholder Agreement and our organizational documents, will retain significant influence over matters requiring board or stockholder approval, including the election of directors. See “Certain Relationships and Related Party Transactions-Related Party Transactions”. Together, our amended and restated certificate of incorporation, bylaws and Stockholder Agreement could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock owned by Popular and its individual right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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
In addition to the $88.0 million which was available for borrowing under our revolving credit facility as of December 31, 2017, the terms of the senior secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

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
We own one property in Costa Rica, in the province of San Jose, which is used by our Costa Rican subsidiary for its payment services business. We also lease space in 12 other locations across Latin America and the Caribbean, including our headquarters in San Juan, Puerto Rico and various data centers and office facilities to meet our sales and operating needs. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the symbol “EVTC”. The following table sets forth the high and low sales prices of our common stock as reported by the NYSE, for each full quarterly period within the two most recent fiscal years. As of January 31, 2018, the approximate number of record holders of our common stock was 247. The closing price as reported on the NYSE of our common stock on such date was $15.65 per share.

	Price Range
	High	Low
2017
First Quarter	$18.15	$15.55
Second Quarter	17.30	14.85
Third Quarter	19.10	14.95
Fourth Quarter	16.20	13.00
2016
First Quarter	16.63	11.27
Second Quarter	16.32	12.98
Third Quarter	17.62	15.13
Fourth Quarter	18.60	14.15
Dividends
Historically, we have paid a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. The following table provides a detail of dividend information for 2017 and 2016:

Declaration Date	Record Date	Payment Date	Dividend per share
February 17, 2016	February 29, 2016	March 17, 2016	0.10
May 11, 2016	May 23, 2016	June 10, 2016	0.10
July 28, 2016	August 9, 2016	September 2, 2016	0.10
October 27, 2016	November 14, 2016	December 2, 2016	0.10
February 17, 2017	March 1, 2017	March 20, 2017	0.10
April 27, 2017	May 8, 2017	June 9, 2017	0.10
July 25, 2017	August 7, 2017	September 8, 2017	0.10
On November 2, 2017, the Board voted to temporarily suspend the quarterly dividend on the Company's common stock due to the difficult operating environment in Puerto Rico in the aftermath of Hurricane Maria. The Board anticipates reviewing the dividend policy as conditions stabilize in Puerto Rico. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. The covenants of our senior secured credit facilities may limit our ability to pay dividends on our common stock and limit the ability of our subsidiaries to pay dividends to us if we do not meet required performance metrics contained in our debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Obligations.”
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
The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders (1)	2,340,892	$15.08	6,372,420
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The Company's equity plans were approved by the two sole stockholder's prior to the Company's initial public offering, Apollo and Popular.

Stock Performance Graph
The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act of 1933 or the Exchange Act.
The following graph shows a comparison from April 12, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative total return for our common stock, the S&P 500 Index and the S&P Technology Index. The graph assumes that $100 was invested on April 12, 2013 in our common stock and each index and that all dividends were reinvested.
Note that historical stock price performance is not necessarily indicative of future stock price performance.
Comparison of fifty seven months cumulative total return of EVERTEC Inc.

$245
$220
$195
$170
$145
$120
$95
$70
4/12/13
6/28/13
9/30/13
12/31/13
3/31/14
6/30/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
3/31/16
6/30/16
9/30/16
12/30/16
3/31/17
6/30/17
9/29/17
12/29/17
EVERTEC, Inc.
S&P 500
S&P Information Technology

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from the audited consolidated financial statements of EVERTEC, included in our Annual Reports on Form 10-K.

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

	Year ended December 31,
(Dollar amounts in thousands, except per share data)	2017	2016	2015	2014	2013
Statements of Income Data:
Revenues	$407,144	$389,507	$373,528	$361,788	$358,402
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	200,650	175,809	167,916	157,537	162,980
Selling, general and administrative expenses	56,161	46,986	37,278	41,276	38,810
Depreciation and amortization	64,250	59,567	64,974	65,988	70,366
Total operating costs and expenses	321,061	282,362	270,168	264,801	272,156
Income from operations	86,083	107,145	103,360	96,987	86,246
Interest income	716	377	495	328	236
Interest expense	(29,861)	(24,617)	(24,266)	(25,772)	(37,417)
Earnings (losses) of equity method investment	604	(52)	147	1,140	935
Other income (expenses), net	2,657	544	2,306	2,375	(75,682)
Income (loss) before income taxes	60,199	83,397	82,042	75,058	(25,682)
Income tax expense (benefit)	4,780	8,271	(3,335)	8,901	1,435
Net income (loss)	55,419	75,126	85,377	66,157	(27,117)
Less: Net income attributable to non-controlling interest	365	90	—	—	—
Net income (loss) attributable to EVERTEC, Inc.’s common stockholders	$55,054	$75,036	$85,377	$66,157	$(27,117)
Net income (loss) per common share—basic	$0.76	$1.01	$1.11	$0.84	$(0.34)
Net income (loss) per common share—diluted	$0.76	$1.01	$1.11	$0.84	$(0.34)
Cash dividends declared per common share (1)	$0.30	$0.40	$0.40	$0.40	$0.20

(1)	Adjusted to reflect the two for one stock split effective April 1, 2013.

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$50,423	$51,920	$28,747	$32,114	$22,275
Total assets	902,788	885,662	863,654	885,321	918,863
Total long-term liabilities	607,596	648,324	662,939	691,085	705,872
Total debt	616,740	650,759	662,699	681,240	725,648
Total equity	147,976	108,175	98,214	94,840	87,972

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the years ended December 31, 2017, 2016 and 2015; and (ii) the financial condition as of December 31, 2017 and 2016. See Note 1 of the Notes to Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is a leading full-service transaction processing business in Latin America, providing a broad range of merchant acquiring, payment services and business process management services. According to the August 2017 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this single-source capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with integrated technology solutions that enable them to manage their business as one enterprise; and

•
Our ability to capture and analyze data across the transaction processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction processing value chain (such as only merchant acquiring or payment services).

Our broad suite of services spans the transaction processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through a highly scalable, end-to-end technology platform that we manage and operate in-house and that generates significant operating efficiencies that enable us to maximize profitability.

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

Separation from and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of, the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, and several related agreements with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to use EVERTEC services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with those of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement. As of December 31, 2017, Popular retained a 16.1% interest in EVERTEC.

2017 Developments

The Company’s Board of Directors approved regular quarterly dividends of $0.10 per common share in February, April, and July of 2017. On November 2, 2017, the Board voted to temporarily suspend the quarterly dividend on the Company's common stock due to the difficult operating environment in Puerto Rico. The Board anticipates reviewing the dividend policy as conditions stabilize in Puerto Rico.

On July 3, 2017, EVERTEC’s main operating subsidiary, EVERTEC Group, and EVERTEC Panama, S.A. ("EVERTEC Panama") closed on the direct and indirect acquisition of 100% of the share capital of EFT Group S.A., a Chilean-based payment processing and software solutions company known commercially as “PayGroup”, by entering into a share purchase agreement (Contrato de Compraventa de Acciones), by and among EVERTEC Group, EVERTEC Panama, Fondo de Inversión Privado Mater, Inversiones San Bernardo SpA, Asesorías e Inversiones Supernova SpA, Inversiones y Asesorías Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedorn Hitschfeld and Inversiones Vaimaca Limitada. The PayGroup acquisition expands the Company's presence in Latin America to eight new countries and increases the Company's payment solutions offerings. During the third quarter of 2017 Evertec Panama ceased being a shareholder in PayGroup and Evertec Group became the 100% owner of PayGroup.

In September 2017, Puerto Rico and the Caribbean, two of our principal markets, were severely impacted by Hurricane Irma and Hurricane Maria.

On November 2, 2017 the Company's Board of Directors approved an extension to the expiration date of the current stock repurchase program to December 31, 2020. In addition, on this same date the Board voted to temporarily suspend the quarterly dividend on the Company's common stock due to the difficult operating environment in Puerto Rico in the aftermath of Hurricane Maria. The Board anticipates reviewing the dividend policy as conditions stabilize in Puerto Rico.

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

On June 30, 2016, the U.S. President signed into law PROMESA. PROMESA establishes a fiscal oversight and the Oversight Board comprised of seven voting members appointed by the President. The Oversight Board has broad budgetary and financial powers over Puerto Rico’s budget, laws, financial plans and regulations, including the power to approve restructuring agreements with creditors, file petitions for restructuring and reform the electronic system for the tax collection. The Oversight Board will have ultimate authority in preparing the Puerto Rico government’s budget and any issuance of future debt by the government and its instrumentalities. In addition, PROMESA imposes an automatic stay on all litigation against Puerto Rico and its instrumentalities, as well as any other judicial or administrative actions or proceedings to enforce or collect claims against the Puerto Rico government. On May 1, 2017, the automatic stay expired. Promptly after the expiration of the stay, creditors of the Puerto Rico government filed various lawsuits involving defaults on more than $70 billion of bonds issued by Puerto Rico, having failed to reach a negotiated settlement on such defaults with the Puerto Rico government during the period of the automatic stay. On May 3, 2017, the Oversight Board filed a voluntary petition of relief on behalf of the Commonwealth pursuant to Title III of PROMESA for the restructuring of the Commonwealth’s debt. Subsequently, the Oversight Board filed voluntary petitions of relief pursuant to Title III of PROMESA on behalf certain public corporations and instrumentalities. Title III is an in-court debt restructuring proceeding similar to protections afforded debtors under Chapter 11 of the United States Code (the “Bankruptcy Code”); the Bankruptcy Code is not available to the Commonwealth or its instrumentalities.

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

In September 2017, Puerto Rico and the Caribbean, two of our principal markets, were severely impacted by Hurricane Irma and Hurricane Maria. As a result of these hurricanes, the islands' economies have been adversely affected. The destruction brought on by these hurricanes affected infrastructure and telecommunication services, necessary elements for electronic transacting. Electronic transacting primarily affects our Merchant Acquiring segment and Payments Services segments, including our ATH network in Puerto Rico. While our ATH network remained operational continuously, the lack of power, water and telecommunications limited merchants' ability to either open for business or transact electronically and, as a result, our revenue has decreased. Since the hurricanes, merchants have gradually reopened their businesses as power distribution has been restored, however it is unclear how many merchants will fail to repoen. Currently, our merchant mix reflects a greater percent of large merchants as compared to prior to the hurricanes. Consumer spending patterns have been erratic in the aftermath of the hurricanes. We earn less revenue per transaction from these merchants and this mix of merchants has negatively impacted our net revenue yield and margins. Businesses have gradually reopened and accepted payments and we have experienced an increase in transaction and sales volume, approaching prior year volumes, but there is uncertainty as to when or whether or not volumes will sustain pre-hurricane levels of growth. Cash use has also risen significantly due to the lack of ability to accept electronic payments and merchant steering. Additionally, it has been reported that a large number of residents have left Puerto Rico for the United States and that more residents may leave in the continuing aftermath of the hurricanes.

In addition to the macroeconomic trends described above, Management currently estimates that we will continue to experience a revenue attrition in Latin America of approximately $5 million to $8 million for previously disclosed migrations anticipated in 2018. The clients decisions, which were made prior to 2015, for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Management believes that these customer decisions are unlikely to change, however timing is subject to change based on customer's conversion schedules.

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

Payment services revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, and related services. Payment services revenues also include revenues from card issuer processing services (such as credit and debit card processing, authorization and settlement, and fraud monitoring and control to debit or credit card issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefit transfer (“EBT”) (which principally consists of services to the Puerto Rico government for the delivery of government benefits to participants). Revenues in EVERTEC’s Payment Services segments are primarily comprised of fees per transaction processed or per account on file, or a combination of both, and are recognized at the time transactions are processed or on a monthly basis for accounts on file.

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

In core bank solutions, the Company mostly provides access to applications and services such as back-up or recovery, hosting and maintenance that enable a bank to operate the related hosted services accessing the Company’s IT infrastructure. These contracts generally contain multiple elements or deliverables which are evaluated by EVERTEC and revenues are recognized according to the applicable guidance. Revenue is derived from fixed fees charged for the use of hosted services and are recognized on a monthly basis as delivered. Set-up fees are billed to the customer when the service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship,whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service to be provided under the contract.

In network hosting and management, EVERTEC provides hosting services for network infrastructure at EVERTEC’s facilities; automated monitoring services; maintenance of call centers; interactive voice response solutions, among other related services. Revenues are primarily derived from monthly fees as services are delivered. Set-up fees are billed up-front to the customer when the set-up service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship, whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service under the contract. There are some arrangements under this line of service category that may contain undelivered elements. In such cases, the undelivered elements are evaluated and recognized when the services are delivered or at the time that all deliverables under the contract have been delivered.

IT consulting services revenue primarily consists of time billings based upon the number of hours dedicated to each client. Revenue from time billings are recognized as services are delivered.

EVERTEC also charges members of the ATH network an annual membership fee; however, these fees are deferred and recognized as revenues on a straight-line basis over the year and recorded in the Company’s Payment Services segments. In addition, occasionally EVERTEC is a reseller of hardware and software products and revenues from these resale transactions are recognized when such product is delivered and accepted by the client.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. With the early adoption in December 2017 of the accounting standards update that simplifies the goodwill impairment test, the quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party valuator may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2017, 2016 and 2015, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with a definitive useful lives are amortized using the straight-line method or accelerated methods. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Other identifiable intangible assets with a definitive useful lives include customer relationships, trademarks, software packages and a non-compete agreement. Customer relationships were valued using the excess earnings method under the income approach. Trademark assets were valued using the relief-from-royalty method under the income approach. Internally developed software packages, which include capitalized software development costs, are recorded at cost, while software packages acquired as part of a business combination were valued using the relief-from-royalty method under the income approach. The non-compete agreement was valued based on the estimated impact that theoretical competition would have on revenues and expenses.

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

Upon option exercise or restricted stock or RSUs release, participants may elect to “net share settle”. Rather than requiring the participant to deliver cash to satisfy the exercise price, for options exercise, and tax withholdings, the Company withholds a sufficient number of shares to cover these amounts and delivers the net shares to the participant.

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

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, as presented in this Annual Report on Form 10-K, are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to total revenues, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity. Adjusted EBITDA at the segment level is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K.

For more information regarding EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, including a quantitative reconciliation of EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share to the most directly comparable GAAP financial performance measure, which is net income, see “—Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share” and “—Covenant Compliance” below.

Results of Operations

	Year ended December 31,
Dollar amounts in thousands	2017	2016	2015	Variance 2017 vs. 2016		Variance 2016 vs. 2015

Revenues	$407,144	$389,507	$373,528	$17,637	5%	$15,979	4%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	200,650	175,809	167,916	24,841	14%	7,893	5%
Selling, general and administrative expenses	56,161	46,986	37,278	9,175	20%	9,708	26%
Depreciation and amortization	64,250	59,567	64,974	4,683	8%	(5,407)	(8)%
Total operating costs and expenses	321,061	282,362	270,168	38,699	14%	12,194	5%
Income from operations	$86,083	$107,145	$103,360	$(21,062)	(20)%	$3,785	4%

Revenues

Total revenues in 2017 increased by $17.6 million or 5% when compared with the prior year. The increase in revenues was driven by increases in ATH debit network transaction volumes and card processing volumes, revenue generated from the PayGroup acquisition, increased revenue from our Accuprint acquisition in the fourth quarter of 2016 and an increase in core banking revenue. Revenues in 2017 were negatively impacted by the two hurricanes that made landfall in Puerto Rico and the Caribbean in September of 2017. We estimate the hurricanes reduced revenues by approximately $13 to $14 million.

Revenues in 2016 increased by $16.0 million or 4% when compared with 2015. The increase in revenue in 2016 was driven by the addition of the FirstBank of Puerto Rico (“FirstBank”) merchant portfolio in the fourth quarter of 2015, an increase in transactions processed over the ATH debit network and revenue related to the Processa acquisition and an increase in revenue from core banking activities related to an increase in volume and new services provided. These increases were partially offset by a decrease in revenues due to a delayed project amounting to approximately $4.5 million and lower revenues from the Puerto Rico government lottery tax contract terminated in the fourth quarter of 2015.

Cost of revenues

Cost of revenues in 2017 increased $24.8 million or 14% when compared with the prior year. The increase in cost of revenue is primarily related to $12.8 million in charges taken in connection with an exit activity for a third party software solution that is no longer commercially viable and a $5.0 million impairment loss related to a software asset under development. The remaining increase was primarily attributable to the PayGroup acquisition.

Cost of revenues in 2016 increased 5% to $175.8 million when compared with 2015 and was primarily driven by a $4.9 million increase in expenses for revenue sharing referral agreements with certain banks in Puerto Rico and increases in equipment expenses, professional fees and other operating taxes. These increases were partially offset by a $4.5 million decrease in compensation expense as the prior year period included severance payments as part of voluntary termination offers extended to certain employees which included special termination benefits.

Selling, general and administrative

Selling, general and administrative expenses in 2017 increased $9.2 million when compared with 2016. The increase is primarily related to an increase in share based compensation, expenses related to the PayGroup acquisition and an increase in payroll and other taxes in our Latin America operations.

Selling, general and administrative expenses increased by $9.7 million in 2016 compared with 2015 primarily driven by a $4.5 million increase in salaries and benefits including higher share based compensation, coupled with a $3.0 million increase in professional fees mostly due to costs incurred in connection with the restatement of our 2015 financial results during 2016.

Depreciation and amortization

Depreciation and amortization expense increased by $4.7 million in 2017 compared to 2016 mainly related to an increase in amortization expense related to intangible assets acquired as part of business combinations completed in the prior and current year.

Depreciation and amortization expense decreased by $5.4 million or 8% in 2016 compared with 2015. The decrease resulted primarily from lower amortization of software packages related to software acquired as part of the Merger that became fully amortized during the third quarter of 2015.

Non-operating income (expenses)

	Year ended December 31,
Dollar amounts in thousands	2017	2016	2015	Variance 2017 vs. 2016		Variance 2016 vs. 2015

Interest income	$716	$377	$495	$339	90%	$(118)	(24)%
Interest expense	(29,861)	(24,617)	(24,266)	(5,244)	21%	(351)	1%
Earnings (losses) of equity method investment	604	(52)	147	656	(1,262)%	(199)	(135)%
Other income, net	2,657	544	2,306	2,113	388%	(1,762)	(76)%
Total non-operating expenses	$(25,884)	$(23,748)	$(21,318)	(2,136)	9%	(2,430)	11%

Total non-operating expenses in 2017 increased $2.1 million or 9% when compared to 2016 . Interest expense increased by $5.2 million primarily as a result of the Third Amendment (defined below) completed in the fourth quarter of 2016 coupled with an increased LIBOR and increased interest expense from the commencement of the fixed interest rate swap. This increase was partially offset by an increase in foreign exchange gains and an increase in earnings from our equity method investment.

Total non-operating expenses in 2016 increased $2.4 million when compared with the prior year. The increase is driven by the $1.5 million loss on extinguishment recorded as part of the debt refinancing transaction completed in the fourth quarter of 2016, which is included in Other income, net, coupled with a $0.4 million increase in interest expense and a $0.2 million decrease in earnings from our equity method investment in the Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”).

Income tax expense (benefit)

	Year ended December 31,
Dollar amounts in thousands	2017	2016	2015	Variance 2017 vs. 2016		Variance 2016 vs. 2015
Income tax expense (benefit)	$4,780	$8,271	$(3,335)	(3,491)	(42)%	11,606	(348)%

Income tax expense in 2017 decreased by $3.5 million to $4.8 million. The effective tax rate in 2017 was approximately 8%. The decrease in income tax expense was mainly due to the reversal of a tax liability related to an uncertain tax position for which the statute of limitations expired during the third quarter of 2017.

Income tax expense for the year ended December 31, 2016 amounted to approximately $8.3 million compared with an income tax benefit of $3.3 million in 2015. The effective tax rate in 2016 was approximately 10%. The prior year tax benefit reflects the reversal of tax liability related to an uncertain tax position for which the statute of limitations expired during the third quarter of 2015.

Segment Results of Operations

In December of 2017, as a result of the PayGroup acquisition, the Chief Operating Decision Maker ("CODM") completed an evaluation of the current Company structure and the information regularly reviewed for purposes of allocating resources and assessing performance. As a result of this evaluation, Management concluded that the operating segments are determined by the products and services the Company provides and the geographic regions in which the Company operates, resulting in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefit transfer (“EBT”) (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants).For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as, licensed software solutions for risk and fraud management and card payment processing. For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services.

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

In addition to the four operating segments described above, Management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These units could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these units are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

•	marketing,

•	corporate finance and accounting,

•	human resources,

•	legal,

•	risk management functions,

•	internal audit,

•	corporate debt related costs,

•	non-operating depreciation and amortization expenses generated as a result of the Merger,

•	intersegment revenues and expenses, and

•	other non-recurring fees and expenses that are not considered when management evaluates financial performance at a segment level

The CODM reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting" given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA performance. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Year ended December 31,
Dollar amounts in thousands	2017	2016	2015
Revenues	$101,687	$99,680	$99,311
Adjusted EBITDA	58,534	63,086	62,297

Payment Services - Puerto Rico & Caribbean revenues in 2017 increased $2.0 million when compared with 2016. Revenue growth reflected increases in ATH debit network transaction volumes and card processing volumes. Adjusted EBITDA decreased $4.6 million, mainly a result of the impairment charge taken related to a software asset under development and reduced revenues related to the hurricanes.

Payment Services - Puerto Rico & Caribbean revenues remained relatively flat in 2016 when compared to the prior year. Revenues in 2016 were impacted by an increase in transactions processed over the ATH debit network, partially offset by the shift in revenue for a customer contract change from payment services to merchant acquiring in the fourth quarter of 2015, a decrease in revenues due to a delayed project amounting to approximately $4.5 million and lower revenues from the government lottery tax contract terminated in the fourth quarter of 2015. Adjusted EBITDA was impacted by the same factors described for revenues.

Payment Services - Latin America

	Year ended December 31,
Dollar amounts in thousands	2017	2016	2015
Revenues	$62,702	$47,162	$37,523
Adjusted EBITDA	17,558	15,354	11,800

Payment Services - Latin America 2017 revenues increased $15.5 million driven mainly by added revenues from the PayGroup acquisition. Adjusted EBITDA increased $2.2 million mainly driven by increased transaction growth as well as contribution from our PayGroup acquisition at a lower margin, both of which were partially offset by customer attrition.

Payment Services - Latin America revenues in 2016 increased by $9.6 million driven primarily by revenue from the Processa acquisition, and transaction and terminal rental growth while Adjusted EBITDA increased approximately $3.5 million reflecting operating leverage on incremental revenues and the Processa contribution.

Merchant Acquiring

	Year ended December 31,
Dollar amounts in thousands	2017	2016	2015
Revenues	$85,778	$91,248	$85,411
Adjusted EBITDA	37,497	41,629	45,447

Merchant acquiring segment revenue in 2017 decreased $5.5 million. Merchant sales volume and revenue were negatively impacted by Hurricanes Irma and Maria in September 2017. The decrease was also impacted by the shift of revenue from Merchant Acquiring related to a client contract change in the second quarter of 2016. Adjusted EBITDA decreased by $4.1 million mainly due to the factors above described for revenues coupled with a less favorable merchant mix and a lower average ticket, both of which reduced margins.

Merchant acquiring segment revenue in 2016 amounted to $91.2 million, an increase when compared to the prior year, driven by the addition of the FirstBank merchant portfolio in the fourth quarter of 2015. Merchant acquiring segment Adjusted EBITDA decreased from $45.4 million to $41.6 million in 2016 primarily due to revenues at a lower margin from our FirstBank merchant portfolio, reduced margin contribution due to increased transactions at a lower ticket price and merchant mix shifts that reduced net revenue.

Business Solutions

	Year ended December 31,
Dollar amounts in thousands	2017	2016	2015
Revenues	$189,077	$184,276	$179,532
Adjusted EBITDA	86,790	89,239	83,192

Business solutions revenue in 2017 increased to $189.1 million primarily reflecting increased revenue from our Accuprint printing business acquisition and an increase in core banking revenue. Adjusted EBITDA decreased to $86.8 million mainly as a result of higher internal charges related to higher support and maintenance hours for Business Solution applications, primarily for Banco Popular coupled with higher expenses related to infrastructure supporting the Business Solutions segment as we replaced obsolete assets.

Business solutions revenue in 2016 increased to $184.3 million. The increase is primarily driven by revenues from core banking activities related to an increase in volume and new services provided. In addition, revenues grew modestly in network services, business process outsourcing and IT Consulting. This growth was partially offset by a decrease in revenue from cash and item processing services. Adjusted EBITDA increased primarily driven by the same factors explained for the increase in revenues.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $100.0 million revolving credit facility, of which $88.0 million was available as of December 31, 2017.

At December 31, 2017, we had cash of $50.4 million, of which $30.0 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. During the second quarter of 2017, the Company repatriated capital and earnings from foreign subsidiaries in order to partially fund the acquisition of PayGroup. This acquisition expands our Latin American operations and increases the Company's foreign operations. This transaction resulted in a one-time tax on dividends from foreign operations of approximately $1.3 million. This repatriation of earnings and capital is considered a one-time transaction specifically for the acquisition, and based on our liquidity forecast, we do not believe we will need to repatriate cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

Comparison of the years ended December 31, 2017 and 2016

The following table presents our cash flows from operations for the years ended December 31, 2017 and 2016:

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016
Cash provided by operating activities	$145,786	$168,054
Cash used in investing activities	(78,100)	(54,083)
Cash used in financing activities	(69,183)	(90,798)
(Decrease) increase in cash	$(1,497)	$23,173
Net cash provided by operating activities for the year ended December 31, 2017 was $145.8 million, a decrease of $22.3 million compared with 2016. The decrease in cash provided by operating activities was primarily driven by a decrease in net income.
Net cash used in investing activities increased by $24.0 million to $78.1 million. The increase was mainly attributable to the completion of the purchase of PayGroup during the third quarter of 2017.
Net cash used in financing activities for the year ended December 31, 2017 amounted to $69.2 million, a decrease of $21.6 million when compared with the prior year. The decrease is driven by less cash used for stock repurchases and dividend payments.

Comparison of the years ended December 31, 2016 and 2015
The following table presents our cash flows from operations for the years ended December 31, 2016 and 2015:

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

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed), additions to property and equipment and acquisitions. We invested approximately $33.5 million, $42.3 million, and $47.0 million on capital expenditures for hardware and computer software and property and equipment for the years ended December 31, 2017, 2016 and 2015, respectively. In terms of acquisitions, in 2017, we completed the purchase of PayGroup for $42.8 million, while in the 2016, we completed the purchase of Processa for $5.9 million and Accuprint for $9.7 million. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

Historically, we have paid a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On November 2, 2017, the Board voted to temporarily suspend the quarterly dividend on the Company's common stock due to the difficult operating environment in Puerto Rico in the aftermath of Hurricane Maria. The Board anticipates reviewing the dividend policy as conditions stabilize in Puerto Rico. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. Refer to the table below for details regarding our dividends in 2017 and 2016:

Declaration Date	Record Date	Payment Date	Dividend per share
February 17, 2016	February 29, 2016	March 17, 2016	0.10
May 11, 2016	May 23, 2016	June 10, 2016	0.10
July 28, 2016	August 9, 2016	September 2, 2016	0.10
October 27, 2016	November 14, 2016	December 2, 2016	0.10
February 17, 2017	March 1, 2017	March 20, 2017	0.10
April 27, 2017	May 8, 2017	June 9, 2017	0.10
July 25, 2017	August 7, 2017	September 8, 2017	0.10

Stock Repurchase

During 2017, the Company repurchased 465,240 shares of the Company’s common stock at a cost of $7.7 million. The Company funded such repurchase with cash on hand and borrowings under the existing revolving credit facility.

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

The unpaid principal balance at December 31, 2017 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $26.9 million, $202.9 million and $382.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at December 31, 2017 was $88.0 million.

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of December 31, 2017 and December 31, 2016, the outstanding principal balance of the notes payable is $1.0 million and $3.4 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of December 31, 2017, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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

As of December 31, 2017 and December 31, 2016, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	December 31, 2017	December 31, 2016
Other long-term assets	$214	$—
Other long-term liabilities	—	1,964

During the year ended December 31, 2017, the Company reclassified losses of $1.6 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $0.9 million from accumulated other comprehensive loss into income through interest expense over the next 12 months.

The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the revolving facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the third amendment to the 2013 Credit Agreement (total first lien senior secured debt to Adjusted EBITDA) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of December 31, 2017, the senior secured leverage ratio was 3.34 to 1.00. As of the date of filing of this Form 10-K no event has occurred that constitutes an Event of Default or Default.

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

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted to exclude unusual items and other adjustments described below. Adjusted EBITDA by segment is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. We define “Adjusted Net Income” as net income adjusted to exclude unusual items and other adjustments described below. We define “Adjusted Earnings per common share” as Adjusted Net Income divided by diluted shares outstanding.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

Year Ended December 31, 2017
(Dollar amounts in thousands)
Net income	$55,419
Income tax expense	4,780
Interest expense, net	29,145
Depreciation and amortization	64,250
EBITDA	153,594
Equity income (1)	(604)
Compensation and benefits (2)	9,755
Transaction, refinancing and other fees (3)	2,500
Exit activity (4)	12,783
Adjusted EBITDA	178,028
Operating depreciation and amortization (5)	(30,585)
Cash interest expense, net (6)	(24,660)
Income tax expense (7)	(15,100)
Non-controlling interest (8)	(581)
Adjusted net income	$107,102
Net income per common share (GAAP):
Diluted	$0.76
Adjusted Earnings per common share (Non-GAAP):
Diluted	$1.47
Shares used in computing adjusted earnings per common share:
Diluted	72,872,188

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”).

2)	Primarily represents share-based compensation and other compensation expense.

3)
Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expense and cost of revenues, as well as relief contributions related to the Hurricanes.

4)	Impairment charge and contractual fee accrual for a third party software solution that was determined to be commercially unviable.

5)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of the Merger and other from purchase accounting intangibles generated from acquisitions.

6)
Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.

7)	Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate.

8)	Represents the 35% non-controlling equity interest in Processa, net of amortization for intangibles created as part of the purchase.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2017 are as follows:

	Payment due by periods
(Dollar amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$662,480	$70,039	$592,441	$—	$—
Operating leases (2)	17,872	7,482	10,390	—	—
Short-term borrowings (3)	12,180	12,180	—	—	—
Other long-term liabilities	1,374	631	743	—	—
Total	$693,906	$90,332	$603,574	$—	$—

(1)
Long-term debt includes principal balance of $624.8 million and the payments of cash interest (based on interest rates as of December 31, 2017 for variable rate debt) and aggregate principal amount of the senior secured term loan facilities, as well as commitments fees related to the unused portion of our senior secured revolving credit facility, as required under the terms of the long-term debt agreements.

(2)
Includes certain facilities and equipment under operating leases. See Note 22 of the Notes to Audited Consolidated Financial Statements for additional information regarding operating lease obligations.

(3)	Excludes the payments of cash interest related to the outstanding portion of the senior secured revolving credit facility as of December 31, 2017.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of December 31, 2017, the Company did not have any off balance sheet items.

Seasonality

Our payment businesses generally experience moderate increased activity during the traditional holiday shopping periods and around other nationally recognized holidays, which follow consumer spending patterns.

Effect of Inflation

While inflationary increases in certain inputs costs, such as occupancy, labor and benefits, and general administrative costs, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years as overall inflation has been partially offset by increased margins on incremental revenue and cost reduction actions. We cannot assure you, however, that we will not be affected by general inflation in the future.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2017, under the senior secured credit facilities would increase our annual interest expense by approximately $4.1 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015, we entered into an interest rate swap agreement with a notional amount of $200 million, which represents approximately 32% of our outstanding debt. Under this agreement, that began on January 1, 2017, we will receive a rate equal to the LIBOR rate applicable to our Term B loan, and pay a fixed rate equal to 1.9225%. The net effect of the swap agreement is to fix the interest rate on $200 million of our Term B loan at approximately 4.5%, which began on January 1, 2017 and will end when the Term B loan matures, in April 2020.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major US based financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 12 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information related to the senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the audited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At December 31, 2017, the Company had $11.1 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared to an unfavorable foreign currency translation adjustment of $10.4 million at December 31, 2016.

Item 8. Financial Statements and Supplementary Data
The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firms reports, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$101,280	$103,511	$102,725	$99,628
Operating costs and expenses	70,688	73,517	93,917	82,939
Income from operations	30,592	29,994	8,808	16,689
Non-operating expenses	(5,434)	(5,712)	(7,506)	(7,232)
Income before income taxes	25,158	24,282	1,302	9,457
Income tax expense (benefit)	2,020	4,068	(4,840)	3,532
Net income	$23,138	$20,214	$6,142	$5,925
Net income attributable to EVERTEC, Inc.’s common stockholders	$23,029	$20,089	$6,102	$5,834
Net income per common share - basic	$0.32	$0.28	$0.08	$0.08
Net income per common share - diluted	$0.31	$0.27	$0.08	$0.08

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$95,479	$97,672	$94,467	$101,889
Operating costs and expenses	68,913	69,480	67,460	76,509
Income from operations	26,566	28,192	27,007	25,380
Non-operating expenses	(5,523)	(5,157)	(5,657)	(7,411)
Income before income taxes	21,043	23,035	21,350	17,969
Income tax expense	1,876	2,801	1,639	1,955
Net income	$19,167	$20,234	$19,711	$16,014
Net income attributable to EVERTEC, Inc.’s common stockholders	$19,148	$20,235	$19,680	$15,972
Net income per common share - basic	$0.26	$0.27	$0.27	$0.22
Net income per common share - diluted	$0.26	$0.27	$0.26	$0.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 was effective.
As permitted by the SEC staff’s Frequently Asked Question 3 on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007), our management excluded PayGroup, which was acquired on July 3, 2017, from our assessment of internal control over financial reporting effectiveness as of December 31, 2017. PayGroup represented approximately 6% of consolidated total assets and approximately 3% of consolidated total revenues, included in our Consolidated Financial Statements as of and for the year ended December 31, 2017.

Deloitte & Touche, LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2017, included in this Form 10-K and, as part of the audit, has issued a report, included as part of Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2017 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2017 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2017 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by Item 13 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2017 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2017 fiscal year, and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2017 and 2016

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

•	Notes to Audited Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule I—Parent Company Only Financial Statements
(3) Exhibits

Exhibit No.	Description

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

10.2
Amendment No. 1, dated as of May 14, 2013, to the Credit Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2013, File No. 001-35872)

10.3
Amendment No. 2, dated as of April 14, 2016, to the Credit Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of EVERTEC, Inc., filed on April 15, 2016, File No. 001-35872)

10.4
Amendment No. 3, dated as of November 4, 2016, to the Credit Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of EVERTEC, Inc., filed on November 8, 2016, File No. 001-35872)

10.5
Guarantee Agreement, dated as of April 17, 2013, by and among EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.6
Collateral Agreement, dated as of April 17, 2013, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, LLC and each subsidiary of EVERTEC Group, LLC identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

10.7++
Amended and Restated Master Service Agreement, dated as of September 30, 2010, by and among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.8
Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

10.9
Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4 of EVERTEC Group, LLC, filed on April 14, 2011, File No. 333-173504)

10.10
IP Purchase and Sale Agreement, dated June 30, 2010, by and between Popular, Inc. (and Affiliates and Subsidiaries) and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File. No. 001-34084)

10.11
Tax Payment Agreement, dated as of April 17, 2012, by and among EVERTEC, Inc., EVERTEC Intermediate Holdings, LLC and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K of EVERTEC Group, LLC, filed on April 18, 2012, File No. 333-173504)

10.12
Stock Contribution and Exchange Agreement, dated as of April 17, 2012, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC, Inc., and the holders shares of common stock of EVERTEC Intermediate Holdings, LLC (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.13++
Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.14++
ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.15
Virgin Islands Services Agreement, dated as of September 15, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

Exhibit No.	Description

10.16
Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.17
First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.18
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

10.20+
EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.21
Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.22+
Amended and Restated Employment Agreement, dated as of December 17, 2014, by and between EVERTEC Group, LLC, and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.37 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 2, 2015, File No. 001-35872)

10.23+
Amendment No. 1 to the Amended and Restated Employment Agreement, dated as of April 1, 2015, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.24+
Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of April 1, 2015, by and between EVERTEC, Inc. and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.50 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2015, File No. 001-35872)

10.25+
Employment Agreement, dated as of September 1, 2015, by and between EVERTEC Group, LLC and Peter J. S. Smith (incorporated by reference to Exhibit 10.61 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2015, File No. 001-35872)

10.26+
Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of September 1, 2015, by and between EVERTEC, Inc. and Peter J. S. Smith (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2015, File No. 001-35872)

10.27*+	Employment Agreement, dated as of June 1, 2015, by and between EVERTEC Group, LLC and Luis A. Rodríguez

10.28*+	Restricted Stock Unit Award Agreement under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2015, by and between EVERTEC, Inc. and Luis A. Rodríguez

10.29+
Separation Agreement and General Release, dated as of April 1, 2016, by and between EVERTEC Group, LLC and Alan Cohen (incorporated by reference to Exhibit 10.47 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 26, 2016, File No. 001-35872)

10.30+
Employment Agreement, dated as of April 4, 2016, by and between EVERTEC Group, LLC and Guillermo Rospigliosi (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 26, 2016, File No. 001-35872)

10.31*+
Form of Restricted Stock Award Agreement for grant of restricted stock to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of July 29, 2016, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Thomas W. Swidarski, Jorge Junquera, Alan H. Schumacher, Olga Botero, Brian J. Smith, and Teresita Loubriel)

Exhibit No.	Description

10.32*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers with Employment Agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 19, 2016, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Peter J. S. Smith, Mariana Lischner Goldvarg, Philip E. Steurer, and Luis A. Rodríguez)

10.33*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers without Employment Agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 19, 2016, by and between EVERTEC, Inc. and the executive (applicable to Miguel Vizcarrondo and Carlos Ramírez)

10.34+
Separation Agreement and General Release, dated as of September 9, 2016, by and between EVERTEC Group, LLC and Arturo Díaz-Abramo (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)

10.35
Share Purchase Promise Agreement (Contrato de Promesa de Compraventa de Acciones), dated as of February 17, 2017, by and among EVERTEC Group, LLC, Fondo de Inversión Privado Mater, Inversiones San Bernardo, SpA, Inversiones Supernova SpA, Inversiones y Asesonás Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedorn Hitschfeld and Inversiones Viaimaca Limitada [English Translation] (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of EVERTEC, Inc., filed on February 22, 2017, File No. 001-35872)

10.36+
Separation Agreement and General Release, dated as of April 24, 2017, between EVERTEC Group, LLC, EVERTEC USA, LLC and Mariana Lischner Goldvarg (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 25, 2017, File No. 001-35872)

10.37
Share Purchase Agreement (Contrato de Compraventa de Acciones), dated as of July 3, 2017, by and among EVERTEC Group, LLC, EVERTEC Panamá, S.A., Fondo de Inversión Privado Mater, Inversiones San Bernardo SpA, Asesorías e Inversiones Supernova SpA, Inversiones y Asesorías Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedown Hitschfeld and Inversiones Vaimaca Limitada [English Translation] (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on July 3, 2017, File No. 001-35872)

10.38*+
Form of Restricted Stock Award Agreement for grant of restricted stock to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2017, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Thomas W. Swidarski, Jorge Junquera, Alan H. Schumacher, Olga Botero, Brian J. Smith, and Teresita Loubriel)

10.39*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers with employment agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Peter J. S. Smith, Luis A. Rodríguez, Guillermo Rospigliosi, and Philip E. Steurer)

10.40*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers without employment agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017, by and between EVERTEC, Inc. and the executive (applicable to Miguel Vizcarrondo and Carlos Ramírez)

10.41*+
Form of Restricted Stock Unit Award Agreement for special retention grant of restricted stock unit for executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated November 20, 2017, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Peter J. S. Smith, Miguel Vizcarrondo, Philip E. Steurer, Carlos Ramírez, Guillermo Rospigliosi, and Luis A. Rodríguez)

21.1*	Subsidiaries of EVERTEC, Inc.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accountants

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Label Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase
*    Filed herewith.
**    Furnished herewith.
+    This exhibit is a management contract or a compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC, Inc.

Date: February 28, 2018	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	February 28, 2018
Morgan M. Schuessler, Jr.	Officer)

/s/ Peter J.S. Smith	Chief Financial Officer (Principal Financial and	February 28, 2018
Peter J.S. Smith	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	February 28, 2018
Frank G. D’Angelo

/s/ Teresita Loubriel	Director	February 28, 2018
Teresita Loubriel

/s/ Alan H. Schumacher	Director	February 28, 2018
Alan H. Schumacher

/s/ Thomas W. Swidarski	Director	February 28, 2018
Thomas W. Swidarski

/s/ Jorge A. Junquera	Director	February 28, 2018
Jorge A. Junquera

/s/ Nestor O. Rivera	Director	February 28, 2018
Nestor O. Rivera

/s/ Olga M. Botero	Director	February 28, 2018
Olga M. Botero

/s/ Brian J. Smith	Director	February 28, 2018
Brian J. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of EVERTEC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Juan, Puerto Rico
February 28, 2018
Stamp No. E308482
affixed to original

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EVERTEC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at PayGroup, which was acquired on July 3, 2017, and whose financial statements constitute 6% of consolidated total assets and 3% of consolidated total revenues as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at PayGroup.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP
San Juan, Puerto Rico
February 28, 2018
Stamp No. E308483
affixed to original

EVERTEC, Inc. Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$50,423	$51,920
Restricted cash	9,944	8,112
Accounts receivable, net	83,328	77,803
Prepaid expenses and other assets	25,011	20,430
Total current assets	168,706	158,265
Investment in equity investee	13,073	12,252
Property and equipment, net	37,924	38,930
Goodwill	398,575	370,986
Other intangible assets, net	279,961	299,119
Other long-term assets	4,549	6,110
Total assets	$902,788	$885,662
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$38,451	$34,243
Accounts payable	41,135	40,845
Unearned income	7,737	4,531
Income tax payable	1,406	1,755
Current portion of long-term debt	46,487	19,789
Short-term borrowings	12,000	28,000
Total current liabilities	147,216	129,163
Long-term debt	557,251	599,667
Deferred tax liability	13,820	14,978
Unearned income—long-term	23,486	17,303
Other long-term liabilities	13,039	16,376
Total liabilities	754,812	777,487
Commitments and contingencies (Note 22)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,393,933 shares issued and outstanding at December 31, 2017 (December 31, 2016 - 72,635,032)	723	726
Additional paid-in capital	5,350	—
Accumulated earnings	148,887	116,341
Accumulated other comprehensive loss, net of tax	(10,848)	(12,391)
Total EVERTEC, Inc. stockholders’ equity	144,112	104,676
Non-controlling interest	3,864	3,499
Total equity	147,976	108,175
Total liabilities and equity	$902,788	$885,662

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2017	2016	2015

Revenues (affiliates Note 21)	$407,144	$389,507	$373,528

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	200,650	175,809	167,916
Selling, general and administrative expenses	56,161	46,986	37,278
Depreciation and amortization	64,250	59,567	64,974
Total operating costs and expenses	321,061	282,362	270,168
Income from operations	86,083	107,145	103,360
Non-operating income (expenses)
Interest income	716	377	495
Interest expense	(29,861)	(24,617)	(24,266)
Earnings (losses) of equity method investment	604	(52)	147
Other income, net	2,657	544	2,306
Total non-operating expenses	(25,884)	(23,748)	(21,318)
Income before income taxes	60,199	83,397	82,042
Income tax expense (benefit)	4,780	8,271	(3,335)
Net income	55,419	75,126	85,377
Less: Net income attributable to non-controlling interest	365	90	—
Net income attributable to EVERTEC, Inc.’s common stockholders	55,054	75,036	85,377
Other comprehensive income (loss), net of tax of $122, $176 and $8
Foreign currency translation adjustments	(635)	(3,360)	(545)
Gain (loss) on cash flow hedge	2,178	(1,449)	(515)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$56,597	$70,227	$84,317
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.76	$1.01	$1.11
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.76	$1.01	$1.11
Cash dividends declared per share	$0.30	$0.40	$0.40
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2014	77,893,144	$779	$59,740	$40,843	$(6,522)	$—	$94,840
Share-based compensation recognized	—	—	5,204	—	—	—	5,204
Restricted stock grants and units delivered, net of cashless exercise	107,892	1	(307)	—	—	—	(306)
Repurchase of common stock	(3,012,826)	(30)	(54,919)	—	—	—	(54,949)
Net income	—	—	—	85,377	—	—	85,377
Cash dividends declared on common stock	—	—	—	(30,892)	—	—	(30,892)
Other comprehensive loss	—	—	—	—	(1,060)		(1,060)
Balance at December 31, 2015	74,988,210	750	9,718	95,328	(7,582)	—	98,214
Share-based compensation recognized	—	—	6,408	—	—	—	6,408
Repurchase of common stock	(2,504,427)	(25)	(15,594)	(24,327)	—	—	(39,946)
Stock options exercised, net of cashless exercise	8,393	—	(79)	—	—	—	(79)
Restricted stock grants and units delivered, net of cashless exercise	142,856	1	(471)	—	—	—	(470)
Net income	—	—	—	75,036	—	90	75,126
Non-controlling interest on acquisition	—	—	—	—	—	3,409	3,409
Cash dividend declared on common stock	—	—	—	(29,696)	—	—	(29,696)
Dividend reversal for forfeited options	—	—	18	—	—	—	18
Other comprehensive loss	—	—	—	—	(4,809)	—	(4,809)
Balance at December 31, 2016	72,635,032	726	—	116,341	(12,391)	3,499	108,175
Cumulative adjustment from implementation of ASU 2016-09		—	—	4,203	—	—	4,203
Share-based compensation recognized	—	—	9,642	—	—	—	9,642
Repurchase of common stock	(465,240)	(5)	(2,702)	(4,964)	—	—	(7,671)
Restricted stock grants and units delivered, net of cashless exercise	215,343	2	(1,499)	—	—	—	(1,497)
Stock options exercised, net of cashless exercise	8,798	—	(91)	—	—	—	(91)
Net income	—	—	—	55,054	—	365	55,419
Cash dividends declared on common stock	—	—	—	(21,747)	—	—	(21,747)
Other comprehensive income	—	—	—	—	1,543	—	1,543
Balance at December 31, 2017	72,393,933	$723	$5,350	$148,887	$(10,848)	$3,864	$147,976

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$55,419	$75,126	$85,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,250	59,567	64,974
Amortization of debt issue costs and accretion of discount	5,128	4,334	3,329
Loss on extinguishment of debt	—	1,476	—
Provision for doubtful accounts and sundry losses	843	1,990	2,130
Deferred tax benefit	(4,306)	(4,594)	(3,090)
Share-based compensation	9,642	6,408	5,204
Loss on impairment of software	11,441	2,277	—
Loss on disposition of property and equipment and other intangibles	430	453	143
(Earnings) losses of equity method investment	(604)	52	(147)
(Increase) decrease in assets:
Accounts receivable	(2,099)	(2,583)	(4,482)
Prepaid expenses and other assets	(4,048)	(1,426)	(146)
Other long-term assets	1,654	(1,790)	(70)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(870)	14,594	15,947
Income tax payable	(349)	405	(606)
Unearned income	8,444	8,018	2,207
Other long-term liabilities	811	3,747	(8,351)
Total adjustments	90,367	92,928	77,042
Net cash provided by operating activities	145,786	168,054	162,419
Cash flows from investing activities
Net (increase) decrease in restricted cash	(1,832)	3,705	(6,100)
Additions to software and purchase of customer relationship	(22,174)	(23,819)	(25,960)
Acquisitions, net of cash acquired	(42,836)	(15,600)	—
Property and equipment acquired	(11,290)	(18,450)	(21,022)
Proceeds from sales of property and equipment	32	81	14
Net cash used in investing activities	(78,100)	(54,083)	(53,068)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	75,763	—
Debt issuance costs	—	(4,830)	—
Net (decrease) increase in short-term borrowings	(16,000)	11,000	(6,000)
Repayments of borrowings for purchase of equipment and software	(2,373)	(2,213)	(1,542)
Dividends paid	(21,762)	(29,696)	(30,921)
Withholding taxes paid on share-based compensation	(1,588)	(548)	(306)
Repurchase of common stock	(7,671)	(39,946)	(54,949)
Repayment of long-term debt	(19,789)	(96,741)	(19,000)
Credit amendment fees	—	(3,587)	—
Net cash used in financing activities	(69,183)	(90,798)	(112,718)
Net (decrease) increase in cash and cash equivalents	(1,497)	23,173	(3,367)
Cash and cash equivalents at beginning of the period	51,920	28,747	32,114
Cash and cash equivalents at end of the period	$50,423	$51,920	$28,747
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,379	$22,535	$21,497
Cash paid for income taxes	9,930	8,697	5,682
Supplemental disclosure of non-cash activities:
Payable due to vendor related to property and equipment and software acquired	1,037	3,302	3,638
The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Audited Consolidated Financial Statements

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 1—The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment services and business process management services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

Initial Public Offering and Other Public Offerings

On April 17, 2013, the Company completed its initial public offering of 28,789,943 shares of common stock at a price to the public of $20.00 per share. On September 18, 2013 and December 13, 2013 the Company completed a public offerings of 23,000,000 and 15,233,273 shares, respectively, of the Company’s common stock by Apollo Global Management, LLC ("Apollo") and Popular, Inc. ("Popular"), and current and former employees. After the completion of the offerings, Popular owned approximately 11.7 million shares of EVERTEC's common stock, or 16.1% as of December 31, 2017, and Apollo no longer owns any of the Company’s common stock.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Payment services revenues are comprised of revenues related to providing access to the ATH network and other card networks to financial institutions, and related services. Payment services revenues also include revenues from card issuer processing services (such as credit and debit card processing, authorization and settlement, and fraud monitoring and control to debit or credit card issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefit transfer (“EBT”) (which principally consists of services to the Puerto Rico government for the delivery of government benefits to participants). Revenues in EVERTEC’s Payment Services segments are primarily comprised of fees per transaction processed or per account on file, or a combination of both, and are recognized at the time transactions are processed or on a monthly basis for accounts on file.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

In network hosting and management, EVERTEC provides hosting services for network infrastructure at EVERTEC’s facilities; automated monitoring services; maintenance of call centers; interactive voice response solutions, among other related services. Revenues are primarily derived from monthly fees as services are delivered. Set-up fees are billed up-front to the customer when the set-up service is rendered; however, they are deferred and recognized as revenues over the term of the arrangement or the expected period of the customer relationship, whichever is longer, as set-up services rarely provide value to the customer on a stand-alone basis and are interrelated with the service under the contract. There are some arrangements under this line of service category that may contain undelivered elements. In such cases, the undelivered elements are evaluated and recognized when the services are delivered or at the time that all deliverables under the contract have been delivered.

IT consulting services revenue primarily consists of time billings based upon the number of hours dedicated to each client. Revenue from time billings are recognized as services are delivered.

EVERTEC also charges members of the ATH network an annual membership fee; however, these fees are deferred and recognized as revenues on a straight-line basis over the year and recorded in the Company’s Payment Services segments. In addition, occasionally EVERTEC is a reseller of hardware and software products and revenues from these resale transactions are recognized when such product is delivered and accepted by the client.

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

Investment in Equity Investee

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net income or losses as they occur. The Company’s share of investee earnings or losses is recorded, net of taxes, within earnings of equity method investment caption in the consolidated statements of income and comprehensive income. The Company’s consolidated revenues include fees for services provided to an investee accounted for under the equity method. Additionally, the Company’s interest in the net assets of its equity method investee is reflected in the consolidated balance sheets. On the acquisition of the investment any difference between the cost of the investment and the amount of the underlying equity in net assets of an investee is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered to be goodwill.

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the investee’s industry), then the Company would record a write-down to estimated fair value.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method and expensed over their estimated useful lives. Amortization of leasehold improvements is computed over the terms of the respective leases, including renewal options considered by management to be

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Capitalization of Software

EVERTEC Group LLC (“EVERTEC Group”), EVERTEC’s main operating subsidiary, develops software that is used in providing processing services to customers. Capitalized software includes purchased software and internally-developed software and is recognized as software packages within the other intangible assets line item in the consolidated balance sheets. Capitalization of internally developed software occurs only after the preliminary project stage is complete and technological feasibility has been achieved, and management’s estimation that the likelihood of successful development and implementation reaches a provable level. Tasks that are generally capitalized are as follows: (a) system design of a chosen path including software configuration and software interfaces; (b) employee costs directly associated with the internal-use computer software project; (c) software development (coding) and software and system testing and verification; (d) system installation; and (e) enhancements that add function and are considered permanent. These tasks are capitalized and amortized using the straight line method over its estimated useful life, which range from three to ten years and is included in depreciation and amortization in the consolidated statements of income and comprehensive income.

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2017, 2016 and 2015, interest cost capitalized amounted to approximately $0.8 million, $0.4 million and $0.3 million, respectively.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. With the early adoption in December 2017 of the accounting standards update that simplifies the goodwill impairment test, the quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party valuator may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-

EVERTEC, Inc. Notes to Consolidated Financial Statements

deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2017, 2016 and 2015, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with a definitive useful lives are amortized using the straight-line method or accelerated methods. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Other identifiable intangible assets with a definitive useful lives include customer relationships, trademarks, software packages and a non-compete agreement. Customer relationships were valued using the excess earnings method under the income approach. Trademark assets were valued using the relief-from-royalty method under the income approach. Internally developed software packages, which include capitalized software development costs, are recorded at cost, while software packages acquired as part of a business combination were valued using the relief-from-royalty method under the income approach. The non-compete agreement was valued based on the estimated impact that theoretical competition would have on revenues and expenses.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to enhance its ability to manage its exposure to certain financial and market risks. On the date the derivative instrument contract is entered into, the Company may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) as a “standalone” derivative instrument, including economic hedges that the Company has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative that qualifies for cash flow hedge accounting are recognized in Other Comprehensive Income. Amounts accumulated in other comprehensive income are reclassified to earnings when the related cash outflow affects earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings. Similarly, the changes in the fair value of stand-alone derivative instruments or derivatives not qualifying or designated for hedge accounting are reported in current-period earnings. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. The Company does not enter into derivative financial instruments for speculative purposes.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

Cash and cash equivalents

Cash includes cash on hand and in banks and certificates of deposits with original maturities of three months or less.

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

Upon option exercise or restricted stock or RSUs release, participants may elect to “net share settle”. Rather than requiring the participant to deliver cash to satisfy the exercise price, for options exercise, and tax withholdings, the Company withholds a sufficient number of shares to cover these amounts and delivers the net shares to the participant.

Net Income Per Common Share

Basic net income per common share is determined by dividing net income by the weighted-average number of common shares outstanding during the period.

Diluted net income per common share assumes the issuance of all potentially dilutive share equivalents using the treasury stock method. For stock options and RSUs it is assumed that the proceeds will be used to buy back shares. For stock options, such proceeds equal the average unrecognized compensation plus exercise price. For unvested restricted share units, the proceeds equal the average unrecognized compensation.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 2—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance for accounting for employee share based payments. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has adopted this guidance with the following effects on its Consolidated Financial Statements:

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
- Excess tax benefits should be classified along with other income tax cash flows as an operating activity. This guidance was adopted with no impact on the Consolidated Statement of Cash Flows and will be applied prospectively to all excess tax benefits resulting from settlements after the date of adoption.
- An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur.
- The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The Company has adopted this guidance with no impact on its Consolidated Financial Statements given that withholdings are calculated using actual statutory withholding tables.
- Cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The Company adopted this guidance with no impact on its Consolidated Statement of Cash Flows as the Company currently classifies statutory withholding taxes paid on share-based compensation as a financing activity.

In January 2017, the FASB issued updated guidance to simplify the test for goodwill impairment. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. The Company selected to early adopt this guidance for the goodwill impairment test performed as part of the reallocation of goodwill in connection with the Company's change in operating segments.

Recently issued accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In February 2017, the FASB issued updated guidance clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The amendments in this Update clarify the scope of the FASB’s recently established guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. This Update conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

In May 2017, the FASB issued updated guidance to clarify the scope of modifications under share based compensation accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company will apply this guidance to future changes in terms and conditions of share-based payment awards.

In August 2017, the FASB issued updated guidance to improve accounting for hedging activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Accounting pronouncements issued prior to 2017 and not yet adopted

During 2014, the FASB issued new guidance for revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers and also includes changes in the accounting for customer contract acquisition costs and fulfillment costs. During 2016, the FASB issued several additional updates that amended the proposed guidance. These new standards will replace most existing revenue recognition guidance in GAAP, and are effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standards permit two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). Management has determined to apply the new standards retrospectively with the cumulative effect recognized at the date of initial application, January 1, 2018. Management has completed its quantitative impact analysis and detailed contract reviews in order to determine the new standards impact on the Company’s consolidated results of operations and financial condition. Based on work performed, Management believes the new standards will have an impact in the following areas:

- Where the Company charges upfront fees for implementation or set-up activities, including fees charged in preproduction periods, the period over which these fees will be recognized may in some cases be shorter than our current practice.
- The Company may have certain contracts with an implicit price concession. The Company may enter into such implicit price concessions subsequent to the contract inception with the expectation of accepting less than the contractual amount of consideration in exchange for goods or services. Price concessions reduce the transaction price to reflect the consideration that the Company expects to be entitled to after the concession is provided.
- Revenue for certain professional services that are recognized upon completion of the services were evaluated under the new standards and determined that the revenue should be recognized over time.
- Required enhancements to current disclosures around revenue recognition.

Based on the quantitative impact analysis, the transition adjustment calculation upon adoption of the standards was not material to retained earnings. The Company has implemented appropriate changes to its business processes, systems and controls to support recognition and disclosures under the new standards.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The Company accounted for this transaction as a business combination. The following table details the fair value of assets acquired and liabilities assumed from the PayGroup acquisition:

(In thousands)	Assets/Liabilities (at fair value)
Cash and cash equivalents	$1,834
Accounts Receivable	3,778
Prepaid expenses and other assets	535
Property and equipment	1,082
Long-term deferred tax asset	834
Goodwill	26,931
Other intangible assets	19,340
Other long-term assets	499
Total assets acquired	54,833
Accrued liabilities	2,092
Accounts payable	1,965
Unearned income	946
Long-term debt	1,141
Long-term deferred tax liability	2,904
Other long-term liabilities	1,115
Total liabilities assumed	$10,163

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

(Dollar amounts in thousands)	Amount	Weighted Average Life
Customer Relationships	$9,440	12
Trademark or tradenames	1,760	14
Software packages	8,140	10
Total	$19,340	15

EVERTEC, Inc. Notes to Consolidated Financial Statements

Refer to Note 9 Goodwill for detail of goodwill allocated by operating segments. The goodwill is primarily attributed to increased synergies. None of the goodwill is deductible for income tax purposes.

Revenues and earnings from the PayGroup acquisition were insignificant for the year ended December 31, 2017. Pro forma results of operations have not been presented because the effect of this business combination is not material to the consolidated financial condition and results of operations.

The Company completed two acquisitions in 2016 that were not significant, individually or in the aggregate, a 65% equity interest in Processa, S.A.S, a Colombian payment processing company for $6.4 million, including a customer relationship of $3.1 million, and Accuprint, Inc, a data management and printing services company for $9.7 million, including a customer relationship of $9.1 million. In connection with the Accurpint, Inc purchase, the Company recorded a contingent liability of $1.1 million. The results of operations and financial position of these entities are included in the Consolidated Financial Statements from and after the date of acquisition.

Note 4—Cash and cash equivalents

At December 31, 2017 and 2016, the Company’s cash and cash equivalents amounted to $50.4 million and $51.9 million, respectively, which are deposited in deposit accounts within financial institutions. Of the total cash balance at December 31, 2017 and 2016, $30.0 million and $35.5 million, respectively, resides in subsidiaries located outside of Puerto Rico. Cash deposited in an affiliate financial institution amounted to $19.6 million and $7.8 million as of December 31, 2017 and 2016, respectively.

Note 5—Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
(Dollar amounts in thousands)	2017	2016
Trade	$57,740	$52,663
Due from affiliates, net	18,089	20,971
Settlement assets	8,949	5,938
Other	321	144
Less: allowance for doubtful accounts	(1,771)	(1,913)
Accounts receivable, net	$83,328	$77,803

The Company records settlement assets that result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing. The amounts are generally collected or paid the following business day.

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(Dollar amounts in thousands)	2017	2016
Software licenses and maintenance contracts	$7,008	$8,302
Deferred project costs	3,223	3,113
Guarantee deposits	4,870	3,396
Insurance	1,244	1,272
Prepaid income taxes	1,875	1,362
Taxes other than income	1,551	1,358
Postage	3,068	296
Other	2,172	1,331
Prepaid expenses and other assets	$25,011	$20,430

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 7—Investment in Equity Investee

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is the largest merchant acquirer and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for each of the years ended December 31, 2017, 2016 and 2015 amounted to approximately $0.2 million, $0.3 million and $0.3 million, respectively, and was recorded within earnings of equity method investment in the consolidated statements of income and comprehensive income. The Company recognized $0.6 million, $(0.1) million and $0.1 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income and comprehensive income for the years ended December 31, 2017, 2016 and 2015, respectively. No dividends were received during 2017, 2016 or 2015.
CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income and comprehensive income for the period subsequent to the acquisition date on a one month lag. No significant events occurred in CONTADO’s operations subsequent to November 30, 2017 that would have materially affected the Company’s reported results.

Note 8—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2017	2016
Buildings	30	$1,531	$1,559
Data processing equipment	3 - 5	103,426	105,052
Furniture and equipment	3 - 20	232	7,311
Leasehold improvements	5 -10	2,190	3,057
		107,379	116,979
Less—accumulated depreciation and amortization		(70,793)	(79,431)
Depreciable assets, net		36,586	37,548
Land		1,338	1,382
Property and equipment, net		$37,924	$38,930

Depreciation and amortization expense related to property and equipment was $14.7 million, $14.2 million and $15.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 9—Goodwill

In connection with the change in operating segments in December 2017, the Company reallocated goodwill associated with the operating segments based on their relative fair value. The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (See Note 23):

(Dollar amounts in thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2015	$160,972	$22,524	$138,121	$46,516	$368,133
Goodwill attributable to acquisition	—	4,991	—	—	4,991
Foreign currency translation adjustments	—	(1,799)	—	(339)	(2,138)
Balance at December 31, 2016	160,972	25,716	138,121	46,177	370,986
Goodwill attributable to acquisition	—	26,931	—	—	26,931
Adjustment to goodwill from prior year acquisition	—	1,099	—	—	1,099
Foreign currency translation adjustments	—	(87)	—	(354)	(441)
Balance at December 31, 2017	$160,972	$53,659	$138,121	$45,823	$398,575

Goodwill is tested for impairment on an annual basis, or more often if events or changes in circumstances indicate there may be impairment. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test is used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).

In August of 2017, the Company used the qualitative assessment option. Using this process, the Company first assessed whether it was “more likely than not” that the fair value of a reporting unit was less than its carrying amount. The Company conducted a qualitative assessment of each reporting unit’s fair value as of August 31, 2017. As part of the Company’s qualitative assessment, Management considered the results of the Company’s 2015 quantitative impairment test as well as current market conditions and changes in the carrying amount of the Company’s reporting units that occurred subsequent to the 2015 impairment test. Based on the results of this qualitative assessment, the Company concluded that the fair value of each of the Company’s reporting units continued to exceed their respective carrying amounts and concluded that it was not necessary to conduct the quantitative goodwill impairment test. In September 2017, subsequent to the annual impairment test, Puerto Rico and the Caribbean were hit by hurricanes Irma and Maria, significantly damaging the islands’ infrastructure and communications networks, affecting the ability to transact electronically. As a result, revenues from the Company’s Merchant Acquiring segment and Payment Services - Puerto Rico & Caribbean segment (previously Payment Processing segment) were impacted. Given the severity of the hurricanes, Management analyzed the effects of the event subsequent to its August 31, 2017 analysis. Based on this analysis Management concluded that it was not more likely than not that the fair value of the reporting units was reduced below its carrying amount and that the fair value of each of the Company’s reporting units continued to exceed their respective carrying amounts.

In connection with the goodwill reallocation described above, the Company reperformed its qualitative analysis at November 30, 2017, and concluded that it was not more likely than not that the fair value of the reporting units affected by the reallocation was less than its carrying amount. Subsequent to the change in operating segments, the Company performed a quantitative analysis for the reporting units affected by the reallocation that indicated that the estimated fair value of the reporting units exceeded their carrying value. Accordingly, no impairment losses for the period were recognized. The annual impairment test will continue to be in August.

For 2016, the Company used a qualitative assessment for the goodwill impairment test and concluded that it was more likely than not that the fair value of the reporting units continued to exceed their carrying value.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 10—Other Intangible Assets, Net
The carrying amount of other intangible assets consisted of the following:

(Dollar amounts in thousands)	Useful life in years	December 31, 2017
		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$344,175	$(168,134)	$176,041
Trademark	2 - 15	41,594	(25,241)	16,353
Software packages	3 -10	195,262	(136,907)	58,355
Non-compete agreement	15	56,539	(27,327)	29,212
Other intangible assets, net		$637,570	$(357,609)	$279,961

(Dollar amounts in thousands)	Useful life in years	December 31, 2016
		Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	8 - 14	$334,455	$(141,829)	$192,626
Trademark	10 - 15	39,950	(21,650)	18,300
Software packages	3 -10	176,267	(121,055)	55,212
Non-compete agreement	15	56,539	(23,558)	32,981
Other intangible assets, net		$607,211	$(308,092)	$299,119
Amortization expense related to intangibles, including software packages, was $49.5 million, $45.4 million and $49.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense related to software packages was $15.9 million, $14.3 million and $20.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated amortization expenses of balances outstanding at December 31, 2017 for the next five years are as follows:

(Dollar amounts in thousands)
2018	$46,204
2019	42,334
2020	37,180
2021	33,393
2022	31,823
During the third quarter of 2017, the Company recognized an impairment charge of $6.5 million through cost of revenues for a third party software solution that is no longer commercially viable. In connection with this exit activity, the Company accrued $5.3 million for ongoing contractual fees, also through cost of revenues and recognized maintenance expense of $1.0 million. Both the liability and the impairment charge affected the Company's Merchant Acquiring segment and Payment Services segments. In the fourth quarter of 2017, the Company recognized an impairment loss related to a multi-year software development project that was impacted by delays caused by the hurricane and projected increased costs with a third party vendor, amounting to $5.0 million through cost of revenues and is in the Company's Payment Services - Puerto Rico & Caribbean segment. The fair value of the impaired assets was determined using discounted cash flow models.

Note 11—Other Long-Term Assets

As of December 31, 2017, other long-term assets included $1.0 million related to deferred debt-issuance costs related to the revolving credit facility, $1.6 million related to the long-term portion of certain software and maintenance contracts, $0.7 million relating to the long-term portion of certain lease receivables, deferred tax asset of $1.0 million and a derivative asset of $0.2 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements

As of December 31, 2016, other long-term assets included $1.9 million related to deferred debt-issuance costs related to the revolving credit facility, $2.3 million related to the long-term portion of certain software and maintenance contracts, deferred tax asset of $0.8 million and $1.1 million relating to the long-term portion of certain lease receivables.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 12—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(Dollar amounts in thousands)	2017	2016
Senior Secured Credit Facility (2018 Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$26,690	$28,721
Senior Secured Credit Facility (2020 Term A) due on January 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(4))	200,653	212,661
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	376,395	378,074
Senior Secured Revolving Credit Facility(6)	12,000	28,000
Note Payable due on October 1, 2017(3)	—	1,524
Note Payable due on July 31, 2017(3)	—	357
Note Payable due on August 31, 2019(5)	584	890
Note Payable due on April 30, 2021(3)	418	532
Total debt	$616,740	$650,759

(1)	Applicable margin of 2.25% at December 31, 2017 and December 31, 2016.

(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at December 31, 2017 and December 31, 2016.

(3)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(4)	Applicable margin of 2.50% at December 31, 2017 and December 31, 2016.

(5)	Fixed interest rate of 7.50%.

(6)	Applicable margin of 2.50% at December 31, 2017 and December 31, 2016.

The following table presents contractual principal payments for the next five years:

(Dollar amounts in thousands)
2018	$58,950
2019	24,952
2020	540,820
2021	45
2022	—

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The unpaid principal balance at December 31, 2017 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $26.9 million, $202.9 million and $382.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at December 31, 2017 was $88.0 million.

Notes payable

In December 2014, June 2015 and May 2016, EVERTEC Group entered into non-interest bearing financing agreements amounting to $4.6 million, $1.1 million, and $0.7 million, respectively, and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of December 31, 2017 and December 31, 2016, the outstanding principal balance of the notes payable is $1.0 million and $3.4 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Interest Rate Swap

At December 31, 2017 and 2016, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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

As of December 31, 2017 and December 31, 2016, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	December 31, 2017	December 31, 2016
Other long-term assets	$214	$—
Other long-term liabilities	—	1,964

During the year ended December 31, 2017, the Company reclassified losses of $1.6 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $0.9 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 13 for tabular disclosure of the fair value of the derivative and to Note 15 for tabular disclosure of gains recorded on cash flow hedging activities.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions.

The following table summarizes fair value measurements by level at December 31, 2017 and 2016, for assets and liabilities measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Financial asset:
Interest rate swap	$—	$214	$—	$214
December 31, 2016
Financial liability:
Interest rate swap	$—	$1,964	$—	$1,964

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

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2017 and 2016:

	December 31,
	2017		2016
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest rate swap	$214	$214	$—	$—
Financial liabilities:
Interest rate swap	—	—	1,964	1,964
Senior Secured Term B Loan	376,395	370,540	378,074	383,491
2018 Term A Loan	26,690	26,027	28,721	29,268
2020 Term A Loan	200,653	196,584	212,661	213,872

The fair value of the senior secured term loans at December 31, 2017 and 2016 was obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.
The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, would be categorized as Level 3 in the fair value hierarchy.
There were no transfers in or out of Level 3 during the years ended December 31, 2017, 2016 and 2015.

Note 14—Other Long Term Liabilities

As of December 31, 2017, other long-term liabilities mainly consists of unrecognized tax benefit liabilities and the long-term portion of notes payables of $13.0 million.

As of December 31, 2016, other long-term liabilities mainly consists of unrecognized tax benefit liabilities and the long-term portion of notes payables of $14.4 million and derivative liability of $2.0 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 15—Equity
The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2017 and 2016, the Company had 72,393,933 and 72,635,032 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2017, no shares of preferred stock have been issued.

Stock Repurchase
In 2017, 2016 and 2015, the Company repurchased a total of 0.5 million, 2.5 million and 3.0 million shares, respectively, at a cost of $7.7 million, $39.9 million and $54.9 million. The Company funded such repurchases with cash on hand and borrowings to the existing revolving credit facility. As of December 31, 2017, 2016 and 2015, the repurchased shares were permanently retired.

Dividends

Historically, the Company paid a regular quarterly dividend on the Company’s common stock, subject to the declaration thereof each quarter by the Company’s Board of Directors (the "Board"). On November 2, 2017, the Board voted to temporarily suspend the quarterly dividend on the Company's common stock due to the difficult operating environment in Puerto Rico. The Board anticipates reviewing the dividend policy as conditions stabilize in Puerto Rico. Future dividend declarations are subject to Board of Directors' approval and may be adjusted based on business needs or as market conditions change.

The Company’s dividend activity in 2017 and 2016 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 17, 2016	February 29, 2016	March 17, 2016	0.10
May 11, 2016	May 23, 2016	June 10, 2016	0.10
July 28, 2016	August 9, 2016	September 2, 2016	0.10
October 27, 2016	November 14, 2016	December 2, 2016	0.10
February 17, 2017	March 1, 2017	March 20, 2017	0.10
April 27, 2017	May 8, 2017	June 9, 2017	0.10
July 25, 2017	August 7, 2017	September 8, 2017	0.10

Accumulated Other Comprehensive income

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive loss for the years ended December 31, 2017 and 2016:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance—December 31, 2015	$(7,067)	$(515)	$(7,582)
Other comprehensive loss before reclassifications	(3,360)	(1,449)	(4,809)
Balance—December 31, 2016	(10,427)	(1,964)	(12,391)
Other comprehensive (loss) income before reclassifications	(635)	580	(55)
Effective portion reclassified to Net Income	$—	$1,598	1,598
Balance—December 31, 2017	$(11,062)	$214	$(10,848)

Note 16—Share-based Compensation

Long-term Incentive Plan ("LTIP")

In the first quarter of 2015, 2016 and 2017, the Compensation Committee of the Board of Directors approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2015 LTIP, 2016 LTIP and 2017 LTIP, respectively, all under the terms of our 2013 Equity Incentive Plan. Additionally, in the fourth quarter of 2017, a special

EVERTEC, Inc. Notes to Consolidated Financial Statements

retention grant to certain executives and employees of the Company was approved. Under the LTIPs, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards granted in the first quarter of each year vest over a period of three years in substantially equal installments commencing on the start of the fiscal year during which the RSUs were granted or on the grant date and ending on January 1 of each year for the 2015 LTIP, on February 19 of each year for the 2016 LTIP and on February 24 of each year for the 2017 LTIP. The award granted in the fourth quarter of 2017 vests 40% in the second year and 60% in the third year.

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
The following table summarizes the stock options activity for the years ended December 31, 2017, 2016 and 2015:

	Shares	Weighted-average exercise prices
Outstanding at December 31, 2014	316,000	$19.56
Expired	(50,000)	23.36
Forfeitures	(126,000)	18.81
Outstanding at December 31, 2015	140,000	18.88
Forfeitures	(33,333)	24.01
Exercised	(20,000)	6.04
Expired	(66,667)	21.01
Outstanding at December 31, 2016	20,000	6.04
Exercised (1)	(20,000)	6.04
Outstanding at December 31, 2017	—	—
Exercisable at December 31, 2017	—	$—

(1)	The total intrinsic value of options exercised during the year amounted to $0.2 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table presents information about fully vested stock options that were outstanding for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017		2016		2015
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Vested stock options (1)(2)(3)	—	$—	—	$—	33,333	$24.01

(1)	For December 31, 2015 there is no intrinsic value for vested stock options as the options are out-of-the-money.

(2)	The weighted average contractual term of fully vested options is 8.16 years as of December 31, 2015.

(3)	The fair value of vested stock options at December 31, 2015 amounted to $1.4 million.

The following table summarizes the nonvested restricted shares and RSUs activity for the years ended December 31, 2017, 2016 and 2015:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2014	23,252	$22.04
Granted	596,238	22.24
Vested	(94,550)	21.33
Forfeited	(33,214)	23.61
Nonvested at December 31, 2015	491,726	22.32
Granted	907,320	12.02
Vested	(154,820)	20.97
Forfeited	(31,862)	18.61
Nonvested at December 31, 2016	1,212,364	14.88
Granted	1,584,241	15.37
Vested	(315,953)	15.30
Forfeited	(139,760)	16.06
Nonvested at December 31, 2017	2,340,892	$15.08
Share-based compensation recognized was as follows:

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Share-based compensation recognized, net
Stock options	$6	$60	$192
Restricted shares and RSUs	9,636	6,355	5,010
The maximum unrecognized cost for restricted stock units was $23.0 million as of December 31, 2017. The cost is expected to be recognized over a weighted average period of 2.26 years.

Note 17—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2017, 2016 and 2015, the costs incurred under the plan amounted to approximately $0.7 million, $0.7 million and $0.8 million, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 18—Total Other Income, net
For the year ended December 31, 2017, other income, net is primarily comprised of $2.6 million in foreign currency transaction gains.
For the year ended December 31, 2016, other income, net is primarily comprised of $1.9 million in foreign currency transaction gains and a $1.5 million loss on extinguishment of debt.
For the year ended December 31, 2015, other income, net is primarily comprised of $1.2 million in foreign currency transaction gains, $0.2 million in gains related to adjustments made to software indemnification assets during the year, $0.4 million in sales rebates granted to EVERTEC and a $0.2 million gain related to certain refurbished POS machines.

Note 19—Income Tax

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
The components of income tax expense (benefit) consisted of the following:

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Current tax provision (benefit)	$9,086	$12,865	$(245)
Deferred tax benefit	(4,306)	(4,594)	(3,090)
Income tax expense (benefit)	$4,780	$8,271	$(3,335)

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense (benefit) includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the segregation of income tax expense (benefit) based on location of operations:

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Income before income tax provision
Puerto Rico	$47,347	$70,899	$73,327
United States	3,089	2,670	1,879
Foreign countries	9,763	9,828	6,836
Total income before income tax provision	$60,199	$83,397	$82,042
Current tax provision (benefit)
Puerto Rico	$1,892	$7,072	$(3,500)
United States	292	567	413
Foreign countries	6,902	5,226	2,842
Total current tax provision (benefit)	$9,086	$12,865	$(245)
Deferred tax benefit
Puerto Rico	$(3,176)	$(2,874)	$(2,169)
United States	(184)	(259)	(114)
Foreign countries	(946)	(1,461)	(807)
Total deferred tax benefit	$(4,306)	$(4,594)	$(3,090)
Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.
As of December 31, 2017, the Company has $35.3 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions, therefore, EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

On June 27, 2017 the Company received a one-time repatriation of cash from a foreign subsidiary of $8.9 million to partially fund the acquisition of PayGroup. This distribution was subject to withholding at source of 15% in the country of origin and accordingly the Company recognized current foreign income tax expense of $1.3 million. No Puerto Rico income tax expense was recorded in connection with this distribution because of the availability to credit foreign taxes paid. The Company believes that this one time repatriation of existing funds from a foreign subsidiary does not prohibit applying the indefinite reinvestment exception to the remaining undistributed earnings because Management has sufficient evidence of specific plans to continue reinvesting the foreign subsidiary’s undistributed earnings.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

In addition, EVERTEC Group has a base tax rate of 7% on income derived from certain development and installation service in excess of a determined income for a 10-year period from January 1, 2008. The Company filed an application for extension of the grant together with the required supplementary documentation with the Puerto Rico Industrial Development Company in November of 2017.
The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(Dollar amounts in thousands)	2017	2016
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$195	$265
Unearned income	3,136	2,023
Investment in equity subsidiary	447	385
Alternative minimum tax	51	176
Share-based compensation	1,208	697
Debt Issuance Costs	69	127
General Reserves	505	474
Derivative Liability	—	172
Accrual of contract maintenance cost	472	—
Impairment of asset	425	—
Other temporary assets	1,754	704
Total gross deferred tax assets	8,262	5,023
Deferred tax liabilities (“DTL”)
Deferred compensation	1,617	1,458
Difference between the assigned values and the tax basis of assets and liabilities recognized in purchase	19,124	17,738
Other temporary liabilities	353	—
Total gross deferred tax liabilities	21,094	19,196
Deferred tax liability, net	$(12,832)	$(14,173)
Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for AMT for the taxable year ended December 31, 2017. At December 31, 2017, the Company no longer has NOL carryforwards for tax purposes.
The Company recognizes the benefit of uncertain tax positions ("UTPs") only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty

EVERTEC, Inc. Notes to Consolidated Financial Statements

percent likelihood of being realized upon ultimate settlement. During the third quarter of 2017, the Company decreased a previously recorded potential liability for uncertain tax positions by $4.5 million, as a result of the expiration of the statute of limitations.
The following is a tabular reconciliation of the total amounts of UTPs:

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Balance, beginning of year	$12,219	$12,847	$19,859
Gross increases—tax positions in prior period	—	—	53
Gross decreases—tax positions in prior period	—	(345)	—
Lapse of statute of limitations	(3,071)	(283)	(7,065)
Balance, end of year	$9,148	$12,219	$12,847

As of December 31, 2017, 2016 and 2015, approximately $9.1 million, $12.2 million and $12.2 million, respectively, would affect the Company’s effective income tax rate, if recognized.
The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized an income tax benefit of $0.8 million, an income tax expense of $0.7 million and an income tax benefit of $2.0 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2017 and 2016 was $1.2 million, and $2.0 million, respectively. The Company anticipates changes to the UTBs within the next 12 months to be primarily related to interest. The Company believes it has sufficient accruals for contingent tax liabilities.
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
The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico with a statute of limitations of four years after filing the income tax returns; therefore, the income tax returns for 2013, 2014, 2015, and 2016 are currently open for examination.
The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income (loss) before income taxes as a result of the following:

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Computed income tax at statutory rates	$23,477	$32,525	$31,996
Benefit of net tax-exempt interest income	(56)	(52)	(284)
Differences in tax rates due to multiple jurisdictions	2,353	32	37
Tax (benefit) expense due to a change in estimate	(334)	258	(201)
Effect of income subject to tax-exemption grant	(16,832)	(24,866)	(23,375)
Unrecognized tax (benefit) expense	(3,828)	373	(11,626)
Effect of disallowed operating losses in foreign entities	—	—	103
Other	—	1	15
Income tax expense (benefit)	$4,780	$8,271	$(3,335)

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 20—Net Income Per Common Share
The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2017	2016	2015
Net income	$55,054	$75,036	$85,377
Less: non-forfeitable dividends on restricted stock	10	12	9
Net income available to common shareholders	$55,044	$75,024	$85,368
Weighted average common shares outstanding	72,479,807	74,132,863	77,066,459
Weighted average potential dilutive common shares (1)	392,381	340,506	114,664
Weighted average common shares outstanding—assuming dilution	72,872,188	74,473,369	77,181,123
Net income per common share—basic	$0.76	$1.01	$1.11
Net income per common share—diluted	$0.76	$1.01	$1.11

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and RSUs awards using the treasury stock method.
Refer to Note 15 for a detail of dividends declared and paid during 2017 and 2016.

Note 21—Related Party Transactions
The following table presents the Company’s transactions with related parties for each of the periods presented below:

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Total revenues (1)(2)	$177,213	$176,473	$169,433
Cost of revenues	$2,929	$2,180	$1,701
Rent and other fees	$7,803	$8,110	$7,880
Interest earned from and charged by affiliate
Interest income	$154	$211	$206

(1)	Total revenues from Popular as a percentage of revenues were 43%, 45% and 45% for each of the periods presented above.

(2)	Includes revenues generated from investee accounted for under the equity method of $1.8 million, $2.1 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

At December 31, 2017 and 2016, the Company had the following balances arising from transactions with related parties:

	December 31,
(Dollar amounts in thousands)	2017	2016

Cash and restricted cash deposits in affiliated bank	$23,227	$15,918
Other due/to from affiliate
Accounts receivable	$18,073	$21,461
Prepaid expenses and other assets	$1,216	$699
Other long-term assets	$288	$554
Accounts payable	$5,827	$6,300
Unearned income	$19,768	$14,383
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

Note 22—Commitments and Contingencies
The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on such operating leases at December 31, 2017 are as follows:

(Dollar amounts in thousands)	Unrelated parties	Related party	Minimum future rentals to related parties
2018	$478	$7,004	$7,482
2019	139	7,228	7,367
2020	21	2,397	2,418
2021	—	605	605
2022 and thereafter	—	—	—
	$638	$17,234	$17,872
Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.
Rent expense of office facilities and real estate for the years ended December 31, 2017, 2016 and 2015 amounted to $8.3 million, $8.2 million and $8.1 million, respectively. Also, rent expense for telecommunications and other equipment for the years ended December 31, 2017, 2016 and 2015 amounted to $6.0 million, $6.2 million and $5.4 million, respectively.
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

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 23—Segment Information

In December of 2017, as a result of the PayGroup acquisition, the Chief Operating Decision Maker ("CODM") completed an evaluation of the current Company structure and the information regularly reviewed for purposes of allocating resources and assessing performance. As a result of this evaluation, Management concluded that the operating segments are determined by the products and services the Company provides and the geographic regions in which the Company operates, resulting in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and electronic benefit transfer (“EBT”) (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants).For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as, licensed software solutions for risk and fraud management and card payment processing. For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services.

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

In addition to the four operating segments described above, Management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These units could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these units are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

•	marketing,

•	corporate finance and accounting,

•	human resources,

EVERTEC, Inc. Notes to Consolidated Financial Statements

•	legal,

•	risk management functions,

•	internal audit,

•	corporate debt related costs,

•	non-operating depreciation and amortization expenses generated as a result of the Merger,

•	intersegment revenues and expenses, and

•	other non-recurring fees and expenses that are not considered when management evaluates financial performance at a segment level

The CODM reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting" given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA performance. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below. Historical information has been conformed to the updated presentation.

	December 31, 2017
(Dollar amounts in thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$101,687	$62,702	$85,778	$189,077	$(32,100)	$407,144
Operating costs and expenses	57,463	66,786	57,574	119,761	19,477	321,061
Depreciation and amortization	8,993	8,880	2,254	15,774	28,349	64,250
Non-operating income (expenses)	2,229	8,726	1	13	(7,708)	3,261
EBITDA	55,446	13,522	30,459	85,103	(30,936)	153,594
Compensation and benefits (2)	589	816	573	1,687	6,090	9,755
Transaction, refinancing, exit activity and other fees (3)	2,499	3,220	6,465	—	2,495	14,679
Adjusted EBITDA	$58,534	$17,558	$37,497	$86,790	$(22,351)	$178,028

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations. Intersegment eliminations predominantly reflect the $32.1 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation and other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and an impairment charge and contractual fee accrual for a third party software solution that was determined to be commercially unviable.

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31, 2016
(Dollar amounts in thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$99,680	$47,162	$91,248	$184,276	$(32,859)	$389,507
Operating costs and expenses	49,128	45,304	52,771	113,082	22,077	282,362
Depreciation and amortization	7,597	7,285	2,672	13,783	28,230	59,567
Non-operating income (expenses)	2,238	5,584	—	24	(7,354)	492
EBITDA	60,387	14,727	41,149	85,001	(34,060)	167,204
Compensation and benefits (2)	637	627	480	1,961	6,777	10,482
Transaction, refinancing, exit activity and other fees (3)	2,062	—	—	2,277	5,650	9,989
Adjusted EBITDA	$63,086	$15,354	$41,629	$89,239	$(21,633)	$187,675

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations. Intersegment eliminations predominantly reflect the $32.9 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation and other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and consulting, audit and legal expenses incurred as part of the prior year restatement of financial results, certain fees paid to resolve a software maintenance contract mater, fees paid in connection with the debt refinancing and a software impairment charge.

	December 31, 2015
(Dollar amounts in thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$99,311	$37,523	$85,411	$179,532	$(28,249)	$373,528
Operating costs and expenses	48,853	35,790	42,804	117,079	25,642	270,168
Depreciation and amortization	7,488	5,766	1,438	16,128	34,154	64,974
Non-operating income (expenses)	2,909	4,147	—	428	(5,031)	2,453
EBITDA	60,855	11,646	44,045	79,009	(24,768)	170,787
Compensation and benefits (2)	1,420	132	1,361	4,044	5,280	12,237
Transaction, refinancing, exit activity and other fees (3)	22	22	41	139	2,928	3,152
Adjusted EBITDA	$62,297	$11,800	$45,447	$83,192	$(16,560)	$186,176

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations. Intersegment eliminations predominantly reflect the $28.2 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation and other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and reimbursements received for certain software maintenance expenses as part of the Merger.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The reconciliation of EBITDA to consolidated net income is as follows:

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Total EBITDA	$153,594	$167,204	$170,787
Less:
Income tax expense (benefit)	4,780	8,271	(3,335)
Interest expense, net	29,145	24,240	23,771
Depreciation and amortization	64,250	59,567	64,974
Net Income	$55,419	$75,126	$85,377

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Revenues (1)
Puerto Rico	$329,533	$326,073	$322,457
Caribbean	14,909	16,272	13,551
Latin America	62,702	47,162	37,520
Total revenues	$407,144	$389,507	$373,528

(1)	Revenues are based on subsidiaries’ country of domicile.
Major customers
For the years ended December 31, 2017, 2016 and 2015, the Company had one major customer which accounted for approximately $175.4 million or 43%, $174.4 million or 45%, and $167.3 million or 45%, respectively, of total revenues. See Note 21.
The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 7%, 7% and 9% of the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 24—Subsequent Events

The Company has performed an evaluation of all events occurring subsequent to December 31, 2017; Management has determined that there are no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

Schedule I

EVERTEC, Inc. Condensed Financial Statements
Parent Company Only
Condensed Balance Sheets

	December 31,
(Dollar amounts in thousands)	2017	2016
Assets
Current assets:
Cash	$1,679	$3,278
Prepaid expenses and other assets	24	377
Prepaid income tax	1,594	21
Total current assets	3,297	3,676
Investment in subsidiaries, at equity	155,666	126,227
Total assets	$158,963	$129,903
Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$224	$1,697
Accounts payable	359	79
Total current liabilities	583	1,776
Deferred tax liability, net	8,660	11,641
Other long-term liabilities	5,608	11,810
Total liabilities	14,851	25,227
Stockholders’ equity:
Common stock	723	726
Additional paid-in capital	5,350	—
Accumulated earnings	148,887	116,341
Accumulated other comprehensive loss, net of tax	(10,848)	(12,391)
Total stockholders’ equity	144,112	104,676
Total liabilities and stockholders’ equity	$158,963	$129,903

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Non-operating income (expenses)
Equity in earnings of subsidiaries	$49,162	$75,373	$81,161
Interest income	301	244	232
Other expenses	(1,428)	(1,351)	(1,686)
Income before income taxes	48,035	74,266	79,707
Income tax benefit	(7,019)	(770)	(5,670)
Net income	55,054	75,036	85,377
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(635)	(3,360)	(545)
Gain (loss) on cash flow hedge	2,178	(1,449)	(515)
Total comprehensive income	$56,597	$70,227	$84,317

Schedule I

Condensed Statements of Cash Flows

	Years ended December 31,
(Dollar amounts in thousands)	2017	2016	2015
Cash flows from operating activities	$29,422	$71,795	$86,237
Cash flows from financing activities
Dividends paid	(21,762)	(29,696)	(30,921)
Repurchase of common stock	(7,671)	(39,946)	(54,949)
Withholding taxes paid on share-based compensation	(1,588)	(548)	(306)
Net cash used in financing activities	(31,021)	(70,190)	(86,176)
Net increase in cash	(1,599)	1,605	61
Cash at beginning of the period	3,278	1,673	1,612
Cash at end of the period	$1,679	$3,278	$1,673