Form 10-Q
period 2018-03-31
EVERTEC, Inc.
filed 2018-05-03
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018 or

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
At April 26, 2018, there were 72,621,078 outstanding shares of common stock of EVERTEC, Inc.

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

•	uncertainty related to Hurricanes Irma and Maria and their aftermaths’ impact on the economies of Puerto Rico and the Caribbean;

•	the possibility of future catastrophic hurricanes affecting Puerto Rico and/or the Caribbean, as well as other potential natural disaster; and

•	the nature, timing and amount of any restatement.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any of the “forward-looking statements” to reflect occurrences or unanticipated events or circumstances after the date of such statements except as required by the federal securities laws. Investors should refer to the Company’s Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) for a discussion of factors that could cause events to differ from those suggested by the forward-looking statements, including factors set forth in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

EVERTEC, Inc. Unaudited Consolidated Condensed Balance Sheets
(Dollar amounts in thousands, except for share information)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$53,471	$50,423
Restricted cash	10,540	9,944
Accounts receivable, net	90,037	83,328
Prepaid expenses and other assets	30,318	25,011
Total current assets	184,366	168,706
Investment in equity investee	13,369	13,073
Property and equipment, net	38,515	37,924
Goodwill	399,861	398,575
Other intangible assets, net	273,536	279,961
Other long-term assets	7,182	4,549
Total assets	$916,829	$902,788
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$35,334	$38,451
Accounts payable	40,670	41,135
Unearned income	9,521	7,737
Income tax payable	4,121	1,406
Current portion of long-term debt	46,558	46,487
Short-term borrowings	—	12,000
Total current liabilities	136,204	147,216
Long-term debt	553,140	557,251
Deferred tax liability	13,033	13,820
Unearned income - long term	23,695	23,486
Other long-term liabilities	11,472	13,039
Total liabilities	737,544	754,812
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,429,141 shares issued and outstanding at March 31, 2018 (December 31, 2017 - 72,393,933)	724	723
Additional paid-in capital	8,782	5,350
Accumulated earnings	172,777	148,887
Accumulated other comprehensive loss, net of tax	(6,938)	(10,848)
Total EVERTEC, Inc. stockholders’ equity	175,345	144,112
Non-controlling interest	3,940	3,864
Total equity	179,285	147,976
Total liabilities and equity	$916,829	$902,788
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended March 31,
	2018	2017

Revenues (affiliates Note 13)	$110,274	$101,280

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	47,420	44,173
Selling, general and administrative expenses	13,432	10,831
Depreciation and amortization	15,867	15,684
Total operating costs and expenses	76,719	70,688
Income from operations	33,555	30,592
Non-operating income (expenses)
Interest income	157	185
Interest expense	(7,679)	(7,036)
Earnings of equity method investment	199	143
Other income	817	1,274
Total non-operating expenses	(6,506)	(5,434)
Income before income taxes	27,049	25,158
Income tax expense	3,935	2,020
Net income	23,114	23,138
Less: Net income attributable to non-controlling interest	92	109
Net income attributable to EVERTEC, Inc.’s common stockholders	23,022	23,029
Other comprehensive income (loss), net of tax of $140 and $37
Foreign currency translation adjustments	2,407	(645)
Gain on cash flow hedge	1,503	618
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$26,932	$23,002
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.32	$0.32
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.31	$0.31
Cash dividends declared per share	$—	$0.10
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	72,393,933	$723	$5,350	$148,887	$(10,848)	$3,864	$147,976
Cumulative adjustment from implementation of ASC 606	—	—	—	868	—	(16)	852
Share-based compensation recognized	—	—	3,637	—	—	—	3,637
Restricted stock units delivered, net of cashless	35,208	1	(205)	—	—	—	(204)
Net income	—	—	—	23,022	—	92	23,114
Other comprehensive gain	—	—	—	—	3,910	—	3,910
Balance at March 31, 2018	72,429,141	$724	$8,782	$172,777	$(6,938)	$3,940	$179,285
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Cash Flows
(Dollar amounts in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$23,114	$23,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,867	15,684
Amortization of debt issue costs and accretion of discount	1,270	1,265
Provision for doubtful accounts and sundry losses	221	96
Deferred tax benefit	(1,152)	(1,487)
Share-based compensation	3,637	2,006
Loss on disposition of property and equipment and other intangibles	11	117
Earnings of equity method investment	(199)	(143)
Decrease (increase) in assets:
Accounts receivable, net	(6,815)	1,119
Prepaid expenses and other assets	(5,108)	(5,909)
Other long-term assets	(1,117)	(237)
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(4,905)	(15,285)
Income tax payable	2,716	1,658
Unearned income	2,645	3,064
Other long-term liabilities	183	219
Total adjustments	7,254	2,167
Net cash provided by operating activities	30,368	25,305
Cash flows from investing activities
Additions to software	(5,208)	(3,860)
Property and equipment acquired	(4,157)	(2,674)
Net cash used in investing activities	(9,365)	(6,534)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(204)	(1,096)
Net decrease in short-term borrowings	(12,000)	(1,000)
Repayment of short-term borrowing for purchase of equipment and software	(114)	(497)
Dividends paid	—	(7,264)
Repurchase of common stock	—	(3,765)
Repayment of long-term debt	(5,041)	(4,853)
Net cash used in financing activities	(17,359)	(18,475)
Net increase in cash, cash equivalents and restricted cash	3,644	296
Cash, cash equivalents and restricted cash at beginning of the period	60,367	60,032
Cash, cash equivalents and restricted cash at end of the period	$64,011	$60,328
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$53,471	$52,074
Restricted cash	10,540	8,254
Cash, cash equivalents and restricted cash	$64,011	$60,328
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,526	$5,991
Cash paid for income taxes	1,074	1,366
Supplemental disclosure of non-cash activities:
Payable due to vendor related to software acquired	893	2,835
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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these consolidated condensed financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2017, included in the Company’s 2017 Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation.

Note 2 – Recent Accounting Pronouncements

Recently adopted accounting pronouncements

During 2014, the Financial Accounting Standards Board ("FASB") issued new guidance for revenue from contracts with customers, which requires an entity to recognize revenue that represents the transfer of promised goods or services to customers in the amount it expects to be entitled for the transfer of those goods or services; and also includes changes in the accounting for customer contract acquisition costs and fulfillment costs. During 2016, the FASB issued several additional updates that amended the proposed guidance. These new standards replaced most existing revenue recognition guidance in GAAP, and were effective for public reporting companies for interim and annual periods that began after December 15, 2017.

Management adopted the standard effective January 1, 2018, using the modified retrospective transition method, applied to only those contracts that were not completed as of January 1, 2018. The adoption using this transition method requires us to recognize the cumulative effect of initially applying the guidance at the date of initial application. Management recognized the cumulative effect of initially applying the new revenue standard with an adjustment increasing opening retained earnings by $0.9 million as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance provided by ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under ASC Topic 605. The Company's accounting policy under ASC Topic 605 is included in the Company's 2017 Form 10-K.

The standards had the most significant impact in the following areas:

- Where the Company charges upfront fees for implementation or set-up activities, including fees charged in preproduction periods, the period over which these fees are recognized may in some cases be shorter than the Company's previous practice.
- The Company has certain contracts with an implicit price concession. The Company may enter into such implicit price concessions subsequent to the contract inception with the expectation of accepting less than the contractual amount of consideration in exchange for goods or services. Price concessions reduce the transaction price to reflect the consideration that the Company expects to be entitled to after the concession is provided.

- Revenue for certain professional services that are recognized upon completion of the services were evaluated under the new standards and determined that the revenue should be recognized over time during the development period or once in production through the term of the contract based on the transfer of control to the customer.
- Required enhancements to current disclosures around revenue recognition.

Refer to Note 9 - Revenues for discussions of the impact of adopting ASC Topic 606 on the Company's consolidated condensed financial statements for the period ended March 31, 2018.

In August 2016, the FASB issued updated guidance for the classification of certain cash receipts and cash payments on the statement of cash flows. The amendments in this update provide specific guidance for the classification of eight issues: debt prepayment or extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of an insurance claim; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and applications of the predominance principle. The Company adopted this guidance in the first quarter of 2018 with no impact on the financial statements.

In October 2016, the FASB issued updated guidance for tax treatment of intra-entity transfers of assets other than inventory. Current GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The Board decided that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The Company adopted this guidance in the first quarter of 2018 with no impact on the financial statements. Any future intra-entity transfers of assets will be analyzed under this updated guidance.

In November 2016, the FASB issued guidance regarding the classification of transactions involving restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance retrospectively to the periods presented in the first quarter of 2018 and has included and reconciled restricted cash within cash and cash equivalents in the Consolidated Condensed Statements of Cash Flows.

In May 2017, the FASB issued updated guidance to clarify the scope of modifications under share based compensation accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance in the first quarter of 2018 and will apply this guidance to future changes in terms and conditions of share-based payment awards.

In February 2017, the FASB issued updated guidance clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. The amendments in this update clarify the scope of the FASB’s recently established guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. This update conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. The Company adopted this guidance in the first quarter of 2018 with no impact on the financial statements.

Accounting pronouncements issued prior to 2018 and not yet adopted

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

In August 2017, the FASB issued updated guidance to improve accounting for hedging activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported and also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company expects to adopt this guidance in the required period and continues to evaluate if this update will have an impact on the financial statements.
Note 3 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2018	December 31, 2017
Buildings	30	$1,545	$1,531
Data processing equipment	3 - 5	105,271	103,426
Furniture and equipment	3 - 20	584	232
Leasehold improvements	5 -10	2,194	2,190
		109,594	107,379
Less - accumulated depreciation and amortization		(72,426)	(70,793)
Depreciable assets, net		37,168	36,586
Land		1,347	1,338
Property and equipment, net		$38,515	$37,924
Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2018 amounted to $3.6 million compared to $3.7 million for the same period in 2017.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 14):

(Dollar amounts in thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2017	$160,972	$53,659	$138,121	$45,823	$398,575
Foreign currency translation adjustments	—	1,286	—	—	1,286
Balance at March 31, 2018	$160,972	$54,945	$138,121	$45,823	$399,861

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

There were no triggering events or changes in circumstances that, subsequent to the Company's most recent impairment test, would have required an additional impairment evaluation. No impairment losses were recognized for the three months ended March 31, 2018 or 2017.

The carrying amount of other intangible assets at March 31, 2018 and December 31, 2017 was as follows:

		March 31, 2018
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$344,434	$(174,807)	$169,627
Trademark	2 - 15	42,104	(26,172)	15,932
Software packages	3 - 10	200,299	(140,591)	59,708
Non-compete agreement	15	56,539	(28,270)	28,269
Other intangible assets, net		$643,376	$(369,840)	$273,536

		December 31, 2017
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$344,175	$(168,134)	$176,041
Trademark	2 - 15	41,594	(25,241)	16,353
Software packages	3 - 10	195,262	(136,907)	58,355
Non-compete agreement	15	56,539	(27,327)	29,212
Other intangible assets, net		$637,570	$(357,609)	$279,961
For the three months ended March 31, 2018, the Company recorded amortization expense related to other intangibles of $12.2 million compared to $12.0 million for the corresponding 2017 period.
The estimated amortization expense of the balances outstanding at March 31, 2018 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2018	$35,329
2019	43,319
2020	38,149
2021	33,805
2022	32,214

Note 5 – Debt and Short-Term Borrowings

Total debt at March 31, 2018 and December 31, 2017 follows:

(Dollar amounts in thousands)	March 31, 2018	December 31, 2017
Senior Secured Credit Facility (2018 Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$26,082	$26,690
Senior Secured Credit Facility (2020 Term A) due on January 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(4))	197,641	200,653
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	375,974	376,395
Senior Secured Revolving Credit Facility(6)	—	12,000
Note Payable due on August 31, 2019(5)	504	584
Note Payable due on April 30, 2021(3)	389	418
Total debt	$600,590	$616,740

(1)	Applicable margin of 2.25% at March 31, 2018 and December 31, 2017.

(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at March 31, 2018 and December 31, 2017.

(3)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(4)	Applicable margin of 2.50% at March 31, 2018 and December 31, 2017.

(5)	Fixed interest rate of 7.50%.

(6)	Applicable margin of 2.50% at March 31, 2018 and December 31, 2017.

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

The unpaid principal balance at March 31, 2018 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $26.1 million, $199.6 million and $381.0 million, respectively. The additional borrowing capacity for the Revolving Facility at March 31, 2018 was $100.0 million.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of March 31, 2018 and December 31, 2017, the outstanding principal balance of the notes payable is $0.9 million and $1.0 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of March 31, 2018, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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
As of March 31, 2018 and December 31, 2017, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	March 31, 2018	December 31, 2017
Other long-term assets	$1,717	$214
During the three months ended March 31, 2018, the Company reclassified losses of $0.2 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $0.2 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of gains recorded on cash flow hedging activities.
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

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes the fair value measurement by level at March 31, 2018 and December 31, 2017 for the asset measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2018
Financial asset:
Interest rate swap	$—	$1,717	$—	$1,717
December 31, 2017
Financial asset:
Interest rate swap	$—	$214	$—	$214

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest rate swap	$1,717	$1,717	$214	$214
Financial liabilities:
Senior Secured Term B Loan	375,974	380,048	376,395	370,540
2018 Term A Loan	26,082	25,587	26,690	26,027
2020 Term A Loan	197,641	197,587	200,653	196,584

The fair values of the term loans at March 31, 2018 and December 31, 2017 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants. The unpaid principal balance of the 2018 Term A Loan as of March 31, 2018 and December 31, 2017 was $26.1 million and $29.5 million, respectively, and the unpaid principal balance of the 2020 Term A Loan was $199.6 million and $216.0 million for the same periods, respectively. The unpaid principal balance of the Term B Loan was $381.0 million and $386.0 million as of March 31, 2018 and December 31, 2017, respectively.
The Senior Secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 7 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three months period ended March 31, 2018:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2017, net of tax	$(11,062)	$214	$(10,848)
Other comprehensive income before reclassifications	2,407	1,336	3,743
Effective portion reclassified to Net Income	—	167	167
Balance - March 31, 2018, net of tax	$(8,655)	$1,717	$(6,938)

Note 8 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

In the first quarter of 2016, 2017 and 2018, the Compensation Committee of the Board of Directors approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2016 LTIP, 2017 LTIP and 2018 LTIP, respectively, all under the terms of our 2013 Equity Incentive Plan. Additionally, in the fourth quarter of 2017, a special retention grant to certain executives and employees of the Company was approved. Under the LTIPs, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 19 of each year for the 2016 LTIP, on February 24 of each year for the 2017 LTIP and on February 28 of each year for the 2018 LTIP.

Employees that received awards with market conditions under the 2016 LTIP are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Company’s total shareholder return (“TSR”) target relative to a specified group of industry peer companies is achieved. Employees that received awards with performance conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the Cumulative Annual Growth Rate (“CAGR”) of Diluted EPS target over one year is achieved for the 2016 LTIP. The shares earned according to the plan are further subject to a two-year service vesting period. For the performance-based awards under the 2017 LTIP and 2018 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based TSR performance modifier. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to a further two-year service vesting period.

Performance and market-based awards vest at the end of the performance period that commenced on February 19, 2016 for the 2016 LTIP, February 24, 2017 for the 2017 LTIP and February 28, 2018 for the 2018 LTIP. The periods end on February 19, 2019 for the 2016 LTIP, February 24, 2020 for the 2017 LTIP and February 28, 2021 for the 2018 LTIP. Awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested restricted shares and RSUs activity for the three months ended March 31, 2018:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2017	2,340,892	$15.08
Forfeited	94,641	24.45
Vested	313,217	15.29
Granted	596,803	16.75
Nonvested at March 31, 2018	2,529,837	$15.10

For the three months ended March 31, 2018 and 2017, the Company recognized $3.6 million and $2.0 million of share-based compensation expense, respectively.

As of March 31, 2018, the maximum unrecognized cost for restricted stock and RSUs was $29.3 million. The cost is expected to be recognized over a weighted average period of 2.35 years.

Note 9 - Revenues

Summary of Revenue Recognition Accounting Policy

The Company's revenue recognition policy follows the guidance from Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers, which provide guidance on the recognition, presentation and disclosure of revenue in consolidated financial statements.

Revenue is measured on the consideration specified in a contract with a customer. Once the Company determines a contracts performance obligations and the transaction price, including an estimate of any variable consideration, the Company allocates the transaction price to each performance obligation in the contract using a relative stand-alone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of goods and services

The following is a description of principal revenue generating activities, described by operating segment, from which the Company generates its revenue.

The Payment Services - Puerto Rico & Caribbean segment provides financial institutions, government entities and other issuers services to process credit, debit and prepaid cards; automated teller machines and electronic benefit transfer (“EBT”) card programs (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). Revenue is principally derived from fixed fees per transaction and time and material basis billing for professional service provided to enhance the existing hosted platforms. Professional services in these contracts are primarily considered non-distinct from the transactional services and accounted for as a single performance obligation. Revenue for these contracts is recognized over time in the amount in which the Company has right to consideration.

The Payment Services - Latin America segment provides financial institutions, government entities and other issuers services to process credit, debit and prepaid cards, for which revenue is recognized in the same manner as described above, as well as licensed software solutions for risk and fraud management and card payment processing. Licensed software solutions are provided through licensing of software as a service ("SaaS") and on-premise perpetual licenses. Set-up fees related to SaaS are considered non-distinct from the license and accounted for as a single performance obligation. SaaS revenues are recognized over the time the customer benefits from the software. On-premises perpetual licenses primarily require significant customization and development. Professional services provided for significant customizations and development are non-distinct from the license and accounted for as a single performance obligation, recognized over time during the development of the license. Revenue is recognized based on the Company's efforts or inputs, measured in labor hours expended, relative to the total expected inputs to satisfy the performance obligation. Maintenance or support services are considered distinct and recognized over time.

The Merchant Acquiring segment provides customers with the ability to accept and process debit and credit cards. Revenue is derived from fixed or identifiable fees charged to individual merchants per transaction, set-up fees, monthly membership fees and rental of POS terminals. Set-up fees are considered non-distinct from the transaction processing services and accounted for as a single performance obligation. Revenue for these contracts is recognized over time in the amount in which the Company has right to consideration.

The Business Solutions segment consists of revenues from a full suite of business process management solutions. Revenue derived from core bank processing and other processing and transaction based services are generally recognized over time in the amount in which the Company has right to consideration. Hosting services generally represent a series of distinct months that are substantially the same, and has the same pattern of transfer. Professional services to enhance EVERTEC's platforms are generally considered non-distinct from the hosting service and accounted for as a single performance obligation. Hosting services are generally recognized over time once in production during the remaining term of the contract. Maintenance or support services are considered distinct and recognized over time. Hardware and software sales are recognized at a point in time when the control of the asset is transferred to the customer. Indicators of transfer of control include the Company's right to payment, or as the customer has legal title or physical possession of the asset.

The Company’s service contracts may include service level arrangements (“SLA”) generally allowing the customer to receive a credit for part of the service fee when the Company has not provided the agreed level of services. If triggered, the SLA is deemed a consideration payable that may impact the transaction price of the contract, thus SLA performance is monitored and assessed for compliance with arrangements on a monthly basis, including determination and accounting for its economic impact, if any.

Refer to Note 14 - Segment Information for further information, including revenue by products and services the Company provides and the geographic regions in which the Company operates.

Significant Judgments

Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

The Company exercises judgment in identifying a suitable method that depicts the entity’s performance in transferring control of the performance obligations satisfied over time, on a contract by contract basis. The principal criteria used for determining the measure of progress is the availability of reliable information that can be obtained without incurring undue cost, which usually results in the input method since, in the majority of cases, the outputs used to reasonably measure progress are not directly observable. The input method is applied based on labor hours expended, relative to the total expected labor hours to satisfy the performance obligation.

Judgment is required in determining the stand alone selling price for each distinct performance obligation. Stand-alone selling price is mainly determined based on the price at which the good or service is sold separately. If the good or service is not sold separately, the Company estimates the stand-alone selling price by using the approach of expected cost plus a margin. If the stand-alone selling price is not observable through past transactions, the Company estimates the stand-alone selling price by considering all reasonably available information, including market conditions, trends or other company or customer specific factors.

Impact of adoption of Topic 606

The tables below present a summary of the impacts of adopting Topic 606 on the Company's consolidated financial statements for the period ended March 31, 2018.

Balance Sheet	March 31, 2018
(Dollar amounts in thousands)	As reported	Adjustments	Balances without the adoption of Topic 606
Assets	—
Prepaid expenses and other assets	$30,318	$(188)	$30,130
Liabilities and stockholders' equity
Unearned Income	9,521	584	10,105

The total effect of the adjustments to the Consolidated Condensed Statement of Income and Comprehensive Income, Consolidated Condensed Statements of Cash Flows and earnings per share is considered immaterial.

Disaggregation of revenue

The Company's operating segments are determined by the nature of the products and services the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 14 - Segment Information.

In the following table, revenue is disaggregated by timing of revenue recognition.

	Three months ended March 31, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$126	$392	$—	$973	$1,491
Products and services transferred over time	18,457	19,999	23,379	46,948	108,783
	$18,583	$20,391	$23,379	$47,921	$110,274

Contract balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	Contract Assets
Balance at beginning of period	$1,903
Services transferred to customers	56
Transfers to accounts receivable	(132)
Balance at March 31, 2018	$1,827

Contract assets primarily relate to the Company's right to consideration for work completed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights to payment become unconditional. The current portion of these contract assets is recorded as part of prepaid expenses and other assets and the long-term portion is included in other long-term assets.

Accounts receivable, net at March 31, 2018 amounted to $90.0 million. Unearned income and Unearned income - Long term, which refer to contract liabilities, at March 31, 2018 amounted to $9.5 million and $23.7 million, respectively, and arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. During the three months ended March 31, 2018, the Company recognized revenue of $3.7 million that was included in unearned income at December 31, 2017.

Revenues from recurring transaction-based and processing services represent the majority of the Company's total revenue as of March 31, 2018. The Company recognizes revenues from recurring transaction-based and processing services over time at the amounts in which the Company has right to invoice, which corresponds directly to the value to the customer of the Company’s performance completed to date. Therefore, the Company has elected to apply the practical expedient in paragraph 606-10-50-14. Under this practical expedient, the Company is not required to disclose information about remaining performance obligations if the contract has an original expected duration of one year or less or if the Company recognizes revenue at the amount to which it has a right to invoice.

The Company also applies the practical expedient in paragraph 606-10-50-14A and does not disclose the information about remaining performance obligations for variable consideration when the following condition is met: the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with paragraph 606-10-25-14(b).

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at March 31, 2018 is $245.8 million. This amount primarily consists of professional service fees for implementation or set up activities related to hosting services and maintenance services, which are typically recognized over the life of the contract which vary from 2 to 5 years, with the exception of one contract which represents the majority of the performance obligations under these professional services with a remaining life of 7 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation. This estimate excludes any contracts that are accounted for using the practical expedients noted above.

Note 10 – Income Tax

The components of income tax expense for the three months ended March 31, 2018 and 2017, respectively, consisted of the following:

	Three months ended March 31,
(Dollar amounts in thousands)	2018	2017
Current tax provision	$5,087	$3,507
Deferred tax benefit	(1,152)	(1,487)
Income tax expense	$3,935	$2,020

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2018 and 2017, respectively, and its segregation based on location of operations:

	Three months ended March 31,
(Dollar amounts in thousands)	2018	2017
Current tax provision
Puerto Rico	$2,399	$1,806
United States	80	(186)
Foreign countries	2,608	1,887
Total current tax provision	$5,087	$3,507
Deferred tax benefit
Puerto Rico	$(839)	$(589)
United States	(87)	(103)
Foreign countries	(226)	(795)
Total deferred tax benefit	$(1,152)	$(1,487)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2018, the Company has $34.5 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of March 31, 2018, the gross deferred tax asset amounted to $8.8 million and the gross deferred tax liability amounted to $20.7 million, compared to $8.3 million and $21.1 million, respectively, as of December 31, 2017.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months period ended March 31,
(Dollar amounts in thousands)	2018	2017
Computed income tax at statutory rates	$10,549	$9,812
Differences in tax rates due to multiple jurisdictions	1,021	(555)
Tax benefit due to a change in estimate	—	(334)
Effect of income subject to tax-exemption grant	(8,313)	(7,011)
Unrecognized tax benefit	556	116
Other expense (benefit)	122	(8)
Income tax expense	$3,935	$2,020

Note 11 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended March 31,
(Dollar amounts in thousands, except per share information)	2018	2017
Net income attributable to EVERTEC, Inc.	$23,022	$23,029
Less: non-forfeitable dividends on restricted stock	14	16
Net income available to EVERTEC, Inc.’s common shareholders	$23,008	$23,013
Weighted average common shares outstanding	72,409,462	72,636,166
Weighted average potential dilutive common shares (1)	963,373	518,527
Weighted average common shares outstanding - assuming dilution	73,372,835	73,154,693
Net income per common share - basic	$0.32	$0.32
Net income per common share - diluted	$0.31	$0.31

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

Note 12 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for the three months ended March 31, 2018 and 2017 amounted $2.2 million and $2.0 million, respectively. Rent expense for telecommunications and other equipment for both the three months ended March 31, 2018 and 2017 amounted to $1.5 million.

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

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
(Dollar amounts in thousands)	2018	2017
Total revenues (1)(2)	$45,535	$45,013
Cost of revenues	$384	$486
Rent and other fees	$1,963	$2,036
Interest earned from affiliate
Interest income	$32	$39

(1)	Total revenues from Popular as a percentage of revenues were 41% and 44% for the periods presented above, respectively.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.3 million and $0.5 million for the three months ended March 31, 2018, and 2017, respectively.

At March 31, 2018 and December 31, 2017, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	March 31, 2018	December 31, 2017
Cash and restricted cash deposits in affiliated bank	$25,922	$23,227
Other due/to from affiliate
Accounts receivable	$21,938	$18,073
Prepaid expenses and other assets	$1,723	$1,216
Other long-term assets	$317	$288
Accounts payable	$6,127	$5,827
Unearned income	$21,321	$19,768

Note 14 – Segment Information

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting" given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA performance. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended March 31, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$27,168	$20,391	$23,379	$47,921	$(8,585)	$110,274
Operating costs and expenses	12,933	18,060	13,141	29,015	3,570	76,719
Depreciation and amortization	2,316	2,449	420	3,519	7,163	15,867
Non-operating income (expenses)	816	1,813	4	300	(1,917)	1,016
EBITDA	17,367	6,593	10,662	22,725	(6,909)	50,438
Compensation and benefits (2)	193	400	190	440	2,606	3,829
Transaction, refinancing and other fees (3)	(250)	—	—	—	(49)	(299)
Adjusted EBITDA	$17,310	$6,993	$10,852	$23,165	$(4,352)	$53,968

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $8.6 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)	Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement.

	Three months ended March 31, 2017
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$26,452	$12,964	$22,485	$47,997	$(8,618)	$101,280
Operating costs and expenses	11,802	12,266	13,413	29,765	3,442	70,688
Depreciation and amortization	2,149	1,871	599	4,014	7,051	15,684
Non-operating income (expenses)	553	2,731	1	—	(1,868)	1,417
EBITDA	17,352	5,300	9,672	22,246	(6,877)	47,693
Compensation and benefits (2)	99	151	95	226	(1,505)	2,076
Transaction, refinancing and other fees (3)	(660)		—	—	50	(610)
Adjusted EBITDA	$16,791	$5,451	$9,767	$22,472	$(5,322)	$49,159

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $8.6 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)	Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement.
The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended March 31,
(In thousands)	2018	2017
Total EBITDA	$50,438	$47,693
Less:
Income tax expense	3,935	2,020
Interest expense, net	7,522	6,851
Depreciation and amortization	15,867	15,684
Net Income	$23,114	$23,138

Note 15 – Subsequent Events

On April 17, 2018, the Company paid the outstanding balance of the 2018 Term A Loan which amounted to $26.1 million, as scheduled. In addition, on the same date, $35 million of the Revolving Facility expired. As of April 17, 2018, the total borrowing capacity of the Revolving Facility is $65 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2018 and 2017 and (ii) the financial condition as of March 31, 2018. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2017, included in the Company’s Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

In the aftermath of the 2017 hurricanes, economic activity and consumer spending in Puerto Rico and the Virgin Islands has been erratic. In the first quarter of 2018, we experienced elevated sales volumes as consumers and businesses spent on hurricane recovery and rebuilding activities. This spending increased our merchant acquiring revenues in the quarter and we believe our elevated sales volume was in large part driven a stimulus of relief funding and private insurance proceeds received by consumers and businesses. We believe that this pattern will likely continue through the remainder of the year as incremental insurance and relief funds are projected to be received by consumers and businesses.

In addition to the macroeconomic trends described above, Management currently estimates that we will continue to experience a revenue attrition in Latin America of approximately $4 million to $6 million for previously disclosed migrations anticipated in 2018. The clients decisions, which were made prior to 2015, for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Management believes that these customer decisions are unlikely to change, however timing is subject to change based on customer's conversion schedules.

Results of Operations

	Three months ended March 31,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Revenues	$110,274	$101,280	$8,994	9%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	47,420	44,173	3,247	7%
Selling, general and administrative expenses	13,432	10,831	2,601	24%
Depreciation and amortization	15,867	15,684	183	1%
Total operating costs and expenses	76,719	70,688	6,031	9%
Income from operations	$33,555	$30,592	$2,963	10%

Revenues

Total revenues in the first quarter of 2018 increased by $9.0 million or 9% to $110.3 million. The increase in revenues for the quarter was primarily driven by revenues from the acquisition of PayGroup as well strong sales volumes in Puerto Rico related to post-hurricanes recovery.

Cost of revenues

Cost of revenues amounted to $47.4 million an increase of $3.2 million or 7% when compared with the prior year period. The increase is primarily driven by an increase in salaries and benefits in connection with the PayGroup acquisition.

Selling, general and administrative

Selling, general and administrative expenses in the first quarter of 2018 increased by $2.6 million or 24% to $13.4 million when compared with the first quarter of 2017. The increase is mainly driven by an increase in share based compensation expense coupled with expenses related to the PayGroup acquisition.

Depreciation and amortization

Depreciation and amortization expense amounted to $15.9 million , relatively flat when compared with the prior year.

Non-operating income (expenses)

	Three months ended March 31,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Interest income	$157	$185	$(28)	(15)%
Interest expense	(7,679)	(7,036)	(643)	9%
Earnings of equity method investment	199	143	56	39%
Other income, net	817	1,274	(457)	(36)%
Total non-operating expenses	$(6,506)	$(5,434)	(1,072)	20%

Non-operating expenses increased by $1.1 million to $6.5 million when compared with the prior year period. The increase is mainly related to an increase in interest expense of $0.6 million coupled with a $0.5 million decrease in Other income, net due to a decrease in foreign exchange gains.

Income tax expense

	Three months ended March 31,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017
Income tax expense	$3,935	$2,020	1,915	95%

Income tax expense amounted to $3.9 million an increase of $1.9 million when compared with the prior year period. The effective tax rate for the quarter of 13.8% included a discreet tax expense item of approximately $0.5 million that contributed to an increase in the rate.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Three months ended March 31,
Dollar amounts in thousands	2018	2017
Revenues	$27,168	$26,452
Adjusted EBITDA	17,310	16,791

Payment services - Puerto Rico & Caribbean revenues increased by $0.7 million to $27.2 million when compared with the 2017 period. The increase in revenues was driven by pricing initiatives and new transaction fees. Adjusted EBITDA increased $0.5 million mainly as a result of the increase in revenues.

Payment Services - Latin America

	Three months ended March 31,
Dollar amounts in thousands	2018	2017
Revenues	$20,391	$12,964
Adjusted EBITDA	6,993	5,451

Payment services - Latin America revenue increased $7.4 million to $20.4 million driven by added revenues in connection with PayGroup acquisition coupled with increased revenues from transaction processing. Adjusted EBITDA increased $1.5 million when compared to the prior year period reflecting the increased revenue from the PayGroup acquisition at a lower margin.

Merchant Acquiring

	Three months ended March 31,
Dollar amounts in thousands	2018	2017
Revenues	$23,379	$22,485
Adjusted EBITDA	10,852	9,767

Merchant acquiring revenues increased $0.9 million to $23.4 million driven by an increase in sales volume driven by a higher average ticket and non-transactional fees. Adjusted EBITDA increased $1.1 million mainly due to the increase in revenues coupled with reduced equipment expenses and a decrease in transactional fees.

Business Solutions

	Three months ended March 31,
Dollar amounts in thousands	2018	2017
Revenues	$47,921	$47,997
Adjusted EBITDA	23,165	22,472

Business solutions revenue remained relatively flat when compared with the prior year. Adjusted EBITDA increased $0.7 million to $23.2 million when compared with the first quarter of 2017 as a result of expense reduction initiatives for professional fees, communications, taxes and cost of sales.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures, working capital needs and acquisitions. We also have a $100.0 million Revolving Facility, of which $100.0 million was available as of March 31, 2018.

At March 31, 2018, we had cash and cash equivalents of $53.5 million, of which $32.5 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and

(ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments, share repurchases, debt service, acquisitions and other growth strategies as opportunities present themselves.

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

	Three months ended March 31,
(Dollar amounts in thousands)	2018	2017

Cash provided by operating activities	$30,368	$25,305
Cash used in investing activities	(9,365)	(6,534)
Cash used in financing activities	(17,359)	(18,475)
Increase in cash	$3,644	$296

Net cash provided by operating activities for the three months ended March 31, 2018 was $30.4 million compared with cash provided by operating activities of $25.3 million for the corresponding 2017 period. The $5.1 million increase in cash provided by operating activities is primarily driven by less cash used to pay down accounts payable and accrued liabilities, less cash used to prepay maintenance contracts and less cash used to pay income taxes, these positive variances were partially offset by less cash received from accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2018 was $9.4 million compared with $6.5 million for the corresponding period in 2017. The $2.8 million increase reflects an increase in capital expenditures when compared to the prior year.

Net cash used in financing activities for the three months ended March 31, 2018 was $17.4 million as compared with $18.5 million for the corresponding 2017 period. Cash used in financing activities was primarily related cash used for repayments of the revolving credit facility and principal repayments on long-term debt.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $9.4 million and $6.5 million for the three months ended March 31, 2018 and 2017, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our Revolving Facility. We expect capital expenditures to be in a range of $35 million to $40 million in 2018.

On April 17, 2018, the Company paid the outstanding balance of the 2018 Term A Loan which amounted to $26.1 million, as scheduled. In addition, on the same date, $35 million of the Revolving Facility expired. As of April 17, 2018, the total borrowing capacity of the Revolving Facility is $65 million.

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

The unpaid principal balance at March 31, 2018 of the 2018 Term A Loan, the 2020 Term A Loan and the Term B Loan was $26.1 million, $199.6 million and $381.0 million, respectively. The additional borrowing capacity for the Revolving Facility at March 31, 2018 was $100.0 million. On April 17, 2018, the Company paid the outstanding principal balance of the 2018 Term A loan which matured as scheduled. In addition, $35 million of the Revolving Facility expired on the same date, our borrowing capacity under the Revolving Facility is $65 million.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of March 31, 2018 and December 31, 2017, the outstanding principal balance of the notes payable is $0.9 million and $1.0 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of March 31, 2018, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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
As of March 31, 2018 and December 31, 2017, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	March 31, 2018	December 31, 2017
Other long-term assets	$1,717	$214
During the three months ended March 31, 2018, the Company reclassified losses of $0.2 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $0.2 million from accumulated other comprehensive loss into income through interest expense over the next 12 months.
The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the Revolving Facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the Third Amendment (total first lien senior secured debt to Adjusted EBITDA per the 2013 Credit Agreement) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of March 31, 2018, the senior secured leverage ratio was 3.16 to 1.00. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended	Three months ended	Twelve months ended
(Dollar amounts in thousands)	March 31, 2018	March 31, 2017	March 31, 2018
Net income	$23,114	$23,138	$55,395
Income tax expense	3,935	2,020	6,695
Interest expense, net	7,522	6,851	29,816
Depreciation and amortization	15,867	15,684	64,433
EBITDA	50,438	47,693	156,339
Equity income (1)	(199)	(143)	(660)
Compensation and benefits (2)	3,829	2,076	11,508
Transaction, refinancing and other fees (3)	(100)	(467)	2,867
Exit activity (4)	—	—	12,783
Adjusted EBITDA	53,968	49,159	182,837
Operating depreciation and amortization (5)	(7,321)	(7,461)	(30,445)
Cash interest expense, net (6)	(6,368)	(5,702)	(25,326)
Income tax expense (7)	(5,567)	(2,891)	(17,776)
Non-controlling interest (8)	(138)	(155)	(564)
Adjusted net income	$34,574	$32,950	$108,726
Net income per common share (GAAP):
Diluted	$0.31	$0.31
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.47	$0.45
Shares used in computing adjusted earnings per common share:
Diluted	73,372,835	73,154,693

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

2)
Primarily represents share-based compensation and other compensation expense of $3.6 million and $2.0 million for the quarters ended March 31, 2018 and 2017 and severance payments $0.2 million and $0.1 million for the same periods, respectively.

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

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of March 31, 2018, the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of March 31, 2018, after considering our interest rate swap, under the senior secured credit facilities would increase our annual interest expense by approximately $4.1 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015, we entered into an interest rate swap agreement with a notional amount of $200 million. Under this agreement, commencing on January 1, 2017, we began to receive a rate equal to the LIBOR applicable to our Term B loan, and pay a fixed rate equal to 1.9225%. The net effect of the swap agreement is to fix the interest rate on $200 million of our Term B loan at 4.4225%, beginning January 1, 2017 and ending when the Term B Loan matures, in April 2020.

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

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated condensed statements of income and comprehensive income. At March 31, 2018, the Company had $8.7 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $11.1 million at December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under Item 1A. of the Company’s 2017 Form 10-K.

The risks described in our 2017 Form 10-k are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 19, 2016, by and between EVERTEC, Inc. and Paola Pérez (incorporated by reference to Exhibit 10.33 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 28, 2018, File No. 001-35872).

10.2*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017, by and between EVERTEC, Inc. and Paola Pérez.

10.3+
Restricted Stock Unit Award Agreement for special retention grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of November 20, 2017, by and between EVERTEC, Inc. and Paola Pérez (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 28, 2018, File No. 001-35872).

10.4*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 28, 2018, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Peter J. S. Smith, Paola Pérez, Luis A. Rodríguez, Philip E. Steurer, and Miguel Vizcarrondo).

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

EVERTEC, Inc. (Registrant)

Date: May 3, 2018	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: May 3, 2018	By:	/s/ Peter J.S. Smith
Peter J.S. Smith Chief Financial Officer (Principal Financial and Accounting Officer)