Form 10-Q
period 2018-06-30
EVERTEC, Inc.
filed 2018-08-02
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018 or

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
At July 25, 2018, there were 72,717,138 outstanding shares of common stock of EVERTEC, Inc.

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

•	the risks in connection with operating an international business in Latin America and the Caribbean, in jurisdictions with potential political and economic instability;

•	our ability to execute our geographic expansion and acquisition strategies, including challenges in successfully acquiring new businesses and integrating and growing acquired businesses;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our ability to refinance our debt;

•	the possibility that we could lose our preferential tax rate in Puerto Rico;

•	the risk that the counterparty to our interest rate swap agreement fails to satisfy its obligations under the agreement

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

EVERTEC, Inc. Unaudited Consolidated Condensed Balance Sheets
(Dollar amounts in thousands, except for share information)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$59,333	$50,423
Restricted cash	11,076	9,944
Accounts receivable, net	82,447	83,328
Prepaid expenses and other assets	29,444	25,011
Total current assets	182,300	168,706
Investment in equity investee	13,335	13,073
Property and equipment, net	38,336	37,924
Goodwill	397,221	398,575
Other intangible assets, net	266,253	279,961
Deferred tax asset	1,071	988
Other long-term assets	5,653	3,561
Total assets	$904,169	$902,788
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$41,822	$38,451
Accounts payable	34,561	41,135
Unearned income	9,633	7,737
Income tax payable	3,892	1,406
Current portion of long-term debt	21,820	46,487
Short-term borrowings	—	12,000
Total current liabilities	111,728	147,216
Long-term debt	547,551	557,251
Deferred tax liability	12,976	13,820
Unearned income - long term	24,049	23,486
Other long-term liabilities	10,502	13,039
Total liabilities	706,806	754,812
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,717,138 shares issued and outstanding at June 30, 2018 (December 31, 2017 - 72,393,933)	727	723
Additional paid-in capital	10,654	5,350
Accumulated earnings	192,819	148,887
Accumulated other comprehensive loss, net of tax	(10,858)	(10,848)
Total EVERTEC, Inc. stockholders’ equity	193,342	144,112
Non-controlling interest	4,021	3,864
Total equity	197,363	147,976
Total liabilities and equity	$904,169	$902,788
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Revenues (affiliates Note 13)	$113,347	$103,511	$223,621	$204,791

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	49,131	43,030	96,551	87,203
Selling, general and administrative expenses	17,848	14,588	31,280	25,419
Depreciation and amortization	15,728	15,899	31,595	31,583
Total operating costs and expenses	82,707	73,517	159,426	144,205
Income from operations	30,640	29,994	64,195	60,586
Non-operating income (expenses)
Interest income	164	216	321	401
Interest expense	(7,665)	(7,406)	(15,344)	(14,442)
Earnings of equity method investment	175	115	374	258
Other (expense) income	(69)	1,363	748	2,637
Total non-operating expenses	(7,395)	(5,712)	(13,901)	(11,146)
Income before income taxes	23,245	24,282	50,294	49,440
Income tax expense	3,112	4,068	7,047	6,088
Net income	20,133	20,214	43,247	43,352
Less: Net income attributable to non-controlling interest	81	125	173	234
Net income attributable to EVERTEC, Inc.’s common stockholders	20,052	20,089	43,074	43,118
Other comprehensive income (loss), net of tax of $28, $(18), $168 and $19
Foreign currency translation adjustments	(4,307)	(1,956)	(1,900)	(2,601)
Gain (loss) on cash flow hedge	387	(242)	1,890	376
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$16,132	$17,891	$43,064	$40,893
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.28	$0.28	$0.59	$0.59
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.27	$0.27	$0.58	$0.59
Cash dividends declared per share	$—	$0.10	$—	$0.20
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	72,393,933	$723	$5,350	$148,887	$(10,848)	$3,864	$147,976
Cumulative adjustment from implementation of ASC 606	—	—	—	858	—	(16)	842
Share-based compensation recognized	—	—	7,322	—	—	—	7,322
Restricted stock units delivered, net of cashless	323,205	4	(2,018)	—	—	—	(2,014)
Net income	—	—	—	43,074	—	173	43,247
Other comprehensive loss	—	—	—	—	(10)	—	(10)
Balance at June 30, 2018	72,717,138	$727	$10,654	$192,819	$(10,858)	$4,021	$197,363
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Cash Flows
(Dollar amounts in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$43,247	$43,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,595	31,583
Amortization of debt issue costs and accretion of discount	2,361	2,490
Provision for doubtful accounts and sundry losses	369	107
Deferred tax benefit	(1,113)	(1,799)
Share-based compensation	7,322	4,189
Loss on disposition of property and equipment and other intangibles	11	176
Earnings of equity method investment	(374)	(258)
Dividend received from equity method investment	390	—
(Increase) decrease in assets:
Accounts receivable, net	811	953
Prepaid expenses and other assets	(4,236)	(6,067)
Other long-term assets	(333)	188
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(8,856)	(9,215)
Income tax payable	2,487	932
Unearned income	3,102	4,126
Other long-term liabilities	73	297
Total adjustments	33,609	27,702
Net cash provided by operating activities	76,856	71,054
Cash flows from investing activities
Additions to software	(9,015)	(9,989)
Property and equipment acquired	(6,837)	(5,485)
Proceeds from sales of property and equipment	14	25
Net cash used in investing activities	(15,838)	(15,449)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(2,014)	(1,485)
Net (decrease) increase in short-term borrowings	(12,000)	20,000
Repayment of short-term borrowing for purchase of equipment and software	(700)	(996)
Dividends paid	—	(14,523)
Repurchase of common stock	—	(7,671)
Repayment of long-term debt	(36,262)	(9,707)
Net cash used in financing activities	(50,976)	(14,382)
Net increase in cash, cash equivalents and restricted cash	10,042	41,223
Cash, cash equivalents and restricted cash at beginning of the period	60,367	60,032
Cash, cash equivalents and restricted cash at end of the period	$70,409	$101,255
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$59,333	$93,060
Restricted cash	11,076	8,195
Cash, cash equivalents and restricted cash	$70,409	$101,255
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,649	$12,280
Cash paid for income taxes	4,719	5,116
Supplemental disclosure of non-cash activities:
Payable due to vendor related to software acquired	360	2,360
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

Note 2 – Recent Accounting Pronouncements

Recently issued accounting pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued updated guidance for accounting for non-employee share based payments. The update was issued as part of the FASB simplification initiative and requires an entity to apply the requirements of Topic 718 to nonemployee awards, with certain exceptions, which were previously accounted under Topic 505. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In July 2018, the FASB issued codification improvements for various standards. The amendments represent changes to clarify, correct errors in, or make minor improvements to the codification. Certain amendments included in the update were effective upon issuance of the guidance and the Company adopted without a material impact on the consolidated condensed financial statements. The remaining guidance improvements are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

Accounting pronouncements issued prior to 2018 and not yet adopted

During 2016, the FASB issued updated guidance for financial reporting about leasing transactions. The amendments in this update require a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. In addition, the update requires that both financing and operating leases be recognized on the balance sheet. The guidance also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company will adopt the new guidance on January 1, 2019. Based on its initial assessment, Management has identified that the main difference between the guidance in ASU 2016-02 and the current GAAP is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP.

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

In August 2017, the FASB issued updated guidance to improve accounting for hedging activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this update require an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported and also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company expects to adopt this guidance in the required period and continues to evaluate if this update will have an impact on the consolidated financial statements.
Note 3 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2018	December 31, 2017
Buildings	30	$1,544	$1,531
Data processing equipment	3 - 5	110,173	103,426
Furniture and equipment	3 - 20	6,878	232
Leasehold improvements	5 -10	2,595	2,190
		121,190	107,379
Less - accumulated depreciation and amortization		(84,199)	(70,793)
Depreciable assets, net		36,991	36,586
Land		1,345	1,338
Property and equipment, net		$38,336	$37,924
Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2018 amounted to $3.5 million and $7.2 million, respectively, compared to $3.7 million and $7.4 million, respectively, for the same periods in 2017.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 14):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2017	$160,972	$53,659	$138,121	$45,823	$398,575
Foreign currency translation adjustments	—	(1,354)	—	—	(1,354)
Balance at June 30, 2018	$160,972	$52,305	$138,121	$45,823	$397,221

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

There were no triggering events or changes in circumstances that, subsequent to the Company's most recent impairment test, would have required an additional impairment evaluation. No impairment losses were recognized for the six months ended June 30, 2018 or 2017.

The carrying amount of other intangible assets at June 30, 2018 and December 31, 2017 was as follows:

		June 30, 2018
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,641	$(181,439)	$162,202
Trademark	2 - 15	41,764	(27,103)	14,661
Software packages	3 - 10	206,340	(144,277)	62,063
Non-compete agreement	15	56,539	(29,212)	27,327
Other intangible assets, net		$648,284	$(382,031)	$266,253

		December 31, 2017
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$344,175	$(168,134)	$176,041
Trademark	2 - 15	41,594	(25,241)	16,353
Software packages	3 - 10	195,262	(136,907)	58,355
Non-compete agreement	15	56,539	(27,327)	29,212
Other intangible assets, net		$637,570	$(357,609)	$279,961
For the three and six months ended June 30, 2018, the Company recorded amortization expense related to other intangibles of $12.2 million and $24.4 million, respectively, compared to $12.2 million and $24.2 million for the corresponding 2017 periods.
The estimated amortization expense of the balances outstanding at June 30, 2018 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2018	$23,554
2019	44,004
2020	38,834
2021	34,324
2022	32,618

Note 5 – Debt and Short-Term Borrowings

Total debt at June 30, 2018 and December 31, 2017 follows:

(In thousands)	June 30, 2018	December 31, 2017
Senior Secured Credit Facility (2018 Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$—	$26,690
Senior Secured Credit Facility (2020 Term A) due on January 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(4))	193,808	200,653
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	375,563	376,395
Senior Secured Revolving Credit Facility(6)	—	12,000
Note Payable due on August 31, 2019(5)	—	584
Note Payable due on April 30, 2021(3)	360	418
Total debt	$569,731	$616,740

(1)	Applicable margin of 2.25% at December 31, 2017.

(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at June 30, 2018 and December 31, 2017.

(3)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(4)	Applicable margin of 2.50% at June 30, 2018 and December 31, 2017.

(5)	Fixed interest rate of 7.50%. The Company prepaid the outstanding principal balance of this note during the second quarter of 2018 without penalties.

(6)	Applicable margin of 2.50% at June 30, 2018 and December 31, 2017.

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”), a $400.0 million term loan B facility (the “Term B Loan”, together with the Term A Loan, the “Senior Secured term loans”) and a $100.0 million revolving credit facility (the "Revolving Facility"). During 2016, the Company entered into two separate amendments to the 2013 Credit Agreement. In the second quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding 2013 Credit Agreement (the “Second Amendment”). In the fourth quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment (the “Third Amendment”) to the 2013 Credit Agreement. The Third Amendment extends the maturity of (a) approximately $219 million of EVERTEC Group’s existing approximately $250 million of Term A loan facility to January 17, 2020 (the “2020 Term A Loan”) and (b) $65 million of EVERTEC Group’s existing $100 million of Revolving Facility to January 17, 2020. The remaining approximately $30 million of Term A loan (the “2018 Term A Loan”) and the $35 million of Revolving Facility were not extended and matured as originally scheduled on April 17, 2018. The Term B Loan will remain in place and mature as originally scheduled on April 17, 2020.

The unpaid principal balance at June 30, 2018 of the 2020 Term A Loan and the Term B Loan was $195.5 million and $380.0 million, respectively. At June 30, 2018, the 2018 Term A Loan had been fully repaid. The additional borrowing capacity for the Revolving Facility at June 30, 2018 was $65.0 million.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of June 30, 2018 and December 31, 2017, the outstanding principal balance of the notes payable is $0.4 million and $1.0 million, respectively. The October 2016 interest bearing note payable outstanding principal balance was prepaid without penalties during the second quarter of 2018. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of June 30, 2018, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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
As of June 30, 2018 and December 31, 2017, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	June 30, 2018	December 31, 2017
Other long-term assets	$2,304	$214
During the six months ended June 30, 2018, the Company reclassified losses of $0.2 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify gains of $0.3 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of gains recorded on cash flow hedging activities.
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

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes the fair value measurement by level at June 30, 2018 and December 31, 2017 for the asset measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2018
Financial asset:
Interest rate swap	$—	$2,304	$—	$2,304
December 31, 2017
Financial asset:
Interest rate swap	$—	$214	$—	$214

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest rate swap	$2,304	$2,304	$214	$214
Financial liabilities:
Senior Secured Term B Loan	375,563	378,100	376,395	370,540
2018 Term A Loan	—	—	26,690	26,027
2020 Term A Loan	193,808	194,494	200,653	196,584

The fair values of the term loans at June 30, 2018 and December 31, 2017 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.
The Senior Secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 7 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the six months period ended June 30, 2018:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2017, net of tax	$(11,062)	$214	$(10,848)
Other comprehensive (loss) income before reclassifications	(1,900)	1,722	(178)
Effective portion reclassified to Net Income	—	168	168
Balance - June 30, 2018, net of tax	$(12,962)	$2,104	$(10,858)

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

The following table summarizes nonvested restricted shares and RSUs activity for the six months ended June 30, 2018:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2017	2,340,892	$15.08
Forfeited	146,564	20.94
Vested	431,961	16.18
Granted	636,322	17.07
Nonvested at June 30, 2018	2,398,689	$15.05

For the three and six months ended June 30, 2018, the Company recognized $3.7 million and $7.3 million of share based compensation expense, respectively compared $2.0 million and $4.2 million, respectively for the same periods in 2017.

As of June 30, 2018, the maximum unrecognized cost for restricted stock and RSUs was $25.8 million. The cost is expected to be recognized over a weighted average period of 2.14 years.

Note 9 - Revenues

Summary of Revenue Recognition Accounting Policy

The Company's revenue recognition policy follows the guidance from Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers, which provides guidance on the recognition, presentation and disclosure of revenue in consolidated financial statements.

Revenue is measured on the consideration specified in a contract with a customer. Once the Company determines a contract's performance obligations and the transaction price, including an estimate of any variable consideration, the Company allocates the transaction price to each performance obligation in the contract using a relative stand-alone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Impact of adoption of Topic 606

The tables below present a summary of the impacts of adopting Topic 606 on the Company's consolidated financial statements for the period ended June 30, 2018.

Balance Sheet	June 30, 2018
(Dollar amounts in thousands)	As reported	Adjustments	Balances without the adoption of Topic 606
Assets	—
Prepaid expenses and other assets	$29,444	$116	$29,560
Liabilities and stockholders' equity
Unearned Income	33,682	890	34,572

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

In the following table, revenue is disaggregated by timing of revenue recognition.

	Three months ended June 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$67	$37	$—	$1,236	$1,340
Products and services transferred over time	18,847	19,199	25,964	47,997	112,007
	$18,914	$19,236	$25,964	$49,233	$113,347

	Six months ended June 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$193	$429	$—	$2,209	$2,831
Products and services transferred over time	37,304	39,198	49,343	94,945	220,790
	$37,497	$39,627	$49,343	$97,154	$223,621

Contract balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	Contract Assets
Balance at beginning of period	$1,903
Services transferred to customers	692
Transfers to accounts receivable	(997)
Balance at June 30, 2018	$1,598

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

Accounts receivable, net at June 30, 2018 amounted to $82.4 million. Unearned income and Unearned income - Long term, which refer to contract liabilities, at June 30, 2018 amounted to $9.6 million and $24.0 million, respectively, and arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. During the three and six months ended June 30, 2018, the Company recognized revenue of $2.0 million and $5.7 million that was included in unearned income at December 31, 2017.

Revenues from recurring transaction-based and processing services represent the majority of the Company's total revenue as of June 30, 2018. The Company recognizes revenues from recurring transaction-based and processing services over time at the amounts in which the Company has right to invoice, which corresponds directly to the value to the customer of the Company’s performance completed to date. Therefore, the Company has elected to apply the practical expedient in paragraph 606-10-50-14. Under this practical expedient, the Company is not required to disclose information about remaining performance obligations if the contract has an original expected duration of one year or less or if the Company recognizes revenue at the amount to which it has a right to invoice.

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

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2018 is $237.8 million. This amount primarily consists of professional service fees for implementation or set up activities related to hosting services and maintenance services, which are typically recognized over the life of the contract which vary from 2 to 5 years, with the exception of one contract which represents the majority of the performance obligations under these professional services with a remaining life of 7 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation. This estimate excludes any contracts that are accounted for using the practical expedients noted above.

Note 10 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2018 and 2017, respectively, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Current tax provision	$3,073	$4,380	$8,160	$7,887
Deferred tax expense (benefit)	39	(312)	(1,113)	(1,799)
Income tax expense	$3,112	$4,068	$7,047	$6,088

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2018 and 2017, respectively, and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Current tax provision
Puerto Rico	$1,456	$3,054	$3,855	$4,860
United States	93	386	173	200
Foreign countries	1,524	940	4,132	2,827
Total current tax provision	$3,073	$4,380	$8,160	$7,887
Deferred tax expense (benefit)
Puerto Rico	$(194)	$(463)	$(1,033)	$(1,052)
United States	(11)	20	(98)	(83)
Foreign countries	244	131	18	(664)
Total deferred tax expense (benefit)	$39	$(312)	$(1,113)	$(1,799)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2018, the Company has $36.4 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of June 30, 2018, the gross deferred tax asset amounted to $8.2 million and the gross deferred tax liability amounted to $20.1 million, compared to $8.3 million and $21.1 million, respectively, as of December 31, 2017.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Six months ended June 30,
(In thousands)	2018	2017
Computed income tax at statutory rates	$19,614	$19,281
Differences in tax rates due to multiple jurisdictions	(201)	(466)
Tax benefit due to a change in estimate	—	(334)
Effect of income subject to tax-exemption grant	(12,902)	(12,580)
Unrecognized tax benefit	556	187
Other benefit	(20)	—
Income tax expense	$7,047	$6,088

Note 11 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands, except per share information)	2018	2017	2018	2017
Net income attributable to EVERTEC, Inc.	$20,052	$20,089	$43,074	$43,118
Less: non-forfeitable dividends on restricted stock	—	3	—	3
Net income available to EVERTEC, Inc.’s common shareholders	$20,052	$20,086	$43,074	$43,115
Weighted average common shares outstanding	72,637,733	72,508,852	72,524,228	72,572,157
Weighted average potential dilutive common shares (1)	1,751,393	565,739	1,381,462	515,230
Weighted average common shares outstanding - assuming dilution	74,389,126	73,074,591	73,905,690	73,087,387
Net income per common share - basic	$0.28	$0.28	$0.59	$0.59
Net income per common share - diluted	$0.27	$0.27	$0.58	$0.59

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

Note 12 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for the three months ended June 30, 2018 and 2017 amounted to $2.2 million and $1.8 million, respectively, and for the six months ended June 30, 2018 and 2017 amounted $4.5 million and $4.0 million, respectively. Rent expense for telecommunications and other equipment for the three months ended June 30, 2018 and 2017 amounted to $1.7 million and $1.6 million, respectively, and for the six months ended June 30, 2018 and 2017 amounted to $3.1 million and $3.0 million, respectively .

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

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2018	2017	2018	2017
Total revenues (1)(2)	$47,203	$44,942	$92,738	$89,955
Cost of revenues	$968	$349	$1,352	$835
Rent and other fees	$2,005	$1,812	$3,968	$3,848
Interest earned from affiliate
Interest income	$32	$39	$64	$78

(1)	Total revenues from Popular as a percentage of revenues were 41%, 43%, 41% and 43% for the periods presented above, respectively.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.4 million, $0.6 million, $0.7 million and $1.1 million for the periods presented above, respectively.
At June 30, 2018 and December 31, 2017, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	June 30, 2018	December 31, 2017
Cash and restricted cash deposits in affiliated bank	$21,290	$23,227
Other due/to from affiliate
Accounts receivable	$21,197	$18,073
Prepaid expenses and other assets	$1,687	$1,216
Other long-term assets	$230	$288
Accounts payable	$5,599	$5,827
Unearned income	$22,193	$19,768

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee and from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc.) or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended June 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$28,043	$19,236	$25,964	$49,233	$(9,129)	$113,347
Operating costs and expenses	13,130	18,407	14,112	30,351	6,707	82,707
Depreciation and amortization	2,409	2,249	421	3,520	7,129	15,728
Non-operating income (expenses)	551	1,401	4	66	(1,916)	106
EBITDA	17,873	4,479	12,277	22,468	(10,623)	46,474
Compensation and benefits (2)	485	317	360	684	2,627	4,473
Transaction, refinancing and other fees (3)	—	—	1	—	2,820	2,821
Adjusted EBITDA	$18,358	$4,796	$12,638	$23,152	$(5,176)	$53,768

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $9.1 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)	Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement.

	Three months ended June 30, 2017
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$27,144	$12,973	$23,506	$48,672	$(8,784)	$103,511
Operating costs and expenses	11,682	13,603	13,688	29,600	4,944	73,517
Depreciation and amortization	2,269	1,848	596	4,082	7,104	15,899
Non-operating income (expenses)	556	2,724	—	3	(1,805)	1,478
EBITDA	18,287	3,942	10,414	23,157	(8,429)	47,371
Compensation and benefits (2)	125	156	121	286	1,439	2,127
Transaction, refinancing and other fees (3)	—	—	—	—	632	632
Adjusted EBITDA	$18,412	$4,098	$10,535	$23,443	$(6,358)	$50,130

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $8.8 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)	Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement.

	Six months ended June 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$55,211	$39,627	$49,343	$97,154	$(17,714)	$223,621
Operating costs and expenses	26,063	36,467	27,253	59,366	10,277	159,426
Depreciation and amortization	4,725	4,698	841	7,039	14,292	31,595
Non-operating income (expenses)	1,367	3,214	8	366	(3,833)	1,122
EBITDA	35,240	11,072	22,939	45,193	(17,532)	96,912
Compensation and benefits (2)	678	717	550	1,124	5,233	8,302
Transaction, refinancing and other fees (3)	(250)	—	1	—	2,771	2,522
Adjusted EBITDA	$35,668	$11,789	$23,490	$46,317	$(9,528)	$107,736

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $17.7 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)	Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement.

	Six months ended June 30, 2017
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$53,596	$25,937	$45,991	$96,669	$(17,402)	$204,791
Operating costs and expenses	23,484	25,869	27,101	59,365	8,386	144,205
Depreciation and amortization	4,418	3,719	1,195	8,096	14,155	31,583
Non-operating income (expenses)	1,109	5,455	1	3	(3,673)	2,895
EBITDA	35,639	9,242	20,086	45,403	(15,306)	95,064
Compensation and benefits (2)	224	307	216	512	2,944	4,203
Transaction, refinancing and other fees (3)	(660)	—	—	—	682	22
Adjusted EBITDA	$35,203	$9,549	$20,302	$45,915	$(11,680)	$99,289

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $17.4 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)	Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement.
The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2018	2017	2018	2017
Total EBITDA	$46,474	$47,371	$96,912	$95,064
Less:
Income tax expense	3,112	4,068	7,047	6,088
Interest expense, net	7,501	7,190	15,023	14,041
Depreciation and amortization	15,728	15,899	31,595	31,583
Net Income	$20,133	$20,214	$43,247	$43,352

Note 15 – Subsequent Events

On July 26, 2018, the Company’s Board of Directors voted to reinstate a quarterly dividend on the Company's common stock and declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 7, 2018 to stockholders of record as of the close of business on August 6, 2018. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to board of directors’ approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2018 and 2017 and (ii) the financial condition as of June 30, 2018. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2017, included in the Company’s Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

In the aftermath of the 2017 hurricanes, economic activity and consumer spending in Puerto Rico and the Virgin Islands has been erratic. In the first half of 2018, we experienced elevated sales volumes as consumers and businesses spent on hurricane recovery and rebuilding activities. This spending increased our merchant acquiring revenues and we believe our elevated sales volume was in large part driven by a stimulus of relief funding and private insurance proceeds received by consumers and businesses. We believe that this pattern will likely continue through the remainder of the year as incremental insurance and relief funds are projected to be received by consumers and businesses.

In addition to the macroeconomic trends described above, Management currently estimates that we will continue to experience a revenue attrition in Latin America of approximately $2 million to $4 million for previously disclosed migrations anticipated in 2018. The clients decisions, which were made prior to 2015, for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Management believes that these customer decisions are unlikely to change, however timing is subject to change based on customer's conversion schedules.

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

	Three months ended June 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Revenues	$113,347	$103,511	$9,836	10%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	49,131	43,030	6,101	14%
Selling, general and administrative expenses	17,848	14,588	3,260	22%
Depreciation and amortization	15,728	15,899	(171)	(1)%
Total operating costs and expenses	82,707	73,517	9,190	13%
Income from operations	$30,640	$29,994	$646	2%

Revenues

Total revenues in the second quarter of 2018 increased by $9.8 million or 10% to $113.3 million. Revenue growth in the quarter reflected the impact of the acquisition of PayGroup as well as elevated sales volumes in Puerto Rico driven by post-hurricane recovery activity, federal relief and benefit programs and insurance proceeds.

Cost of revenues

Cost of revenues amounted to $49.1 million, an increase of $6.1 million or 14% when compared with the prior year period. The increase is primarily driven by an increase in salaries and benefits in connection with the PayGroup acquisition coupled with an increase in equipment maintenance expense.

Selling, general and administrative

Selling, general and administrative expenses in the second quarter of 2018 increased by $3.3 million or 22% to $17.8 million when compared with the second quarter of 2017. The increase is primarily related to an increase in share based compensation expenses coupled with an increase in salaries and benefits as a result of the PayGroup acquisition and an increase in professional fees in connection with due diligence for a potential transaction which the Company decided not to pursue.

Depreciation and amortization

Depreciation and amortization expense amounted to $15.7 million, relatively flat when compared with the prior year period.

Non-operating income (expenses)

	Three months ended June 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Interest income	$164	$216	$(52)	(24)%
Interest expense	(7,665)	(7,406)	(259)	3%
Earnings of equity method investment	175	115	60	52%
Other (expense) income	(69)	1,363	(1,432)	(105)%
Total non-operating expenses	$(7,395)	$(5,712)	(1,683)	29%

Non-operating expenses increased by $1.7 million to $7.4 million when compared with the prior year period. The increase is mainly related to a $1.4 million decrease in Other (expense) income due to a decrease in foreign exchange gains coupled with an increase in interest expense of $0.3 million.

Income tax expense

	Three months ended June 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017
Income tax expense	$3,112	$4,068	(956)	(24)%

Income tax expense amounted to $3.1 million a decrease of $1.0 million when compared with the prior year period. The decrease is primarily related to prior year income tax expense recognized in connection with a one-time dividend declared to repatriate foreign earnings in order to fund the acquisition of PayGroup. The effective tax rate for the quarter of 13.4% reflects increased foreign taxes.

Comparison of the six months ended June 30, 2018 and 2017

	Six months ended June 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Revenues	$223,621	$204,791	$18,830	9%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	96,551	87,203	9,348	11%
Selling, general and administrative expenses	31,280	25,419	5,861	23%
Depreciation and amortization	31,595	31,583	12	—%
Total operating costs and expenses	159,426	144,205	15,221	11%
Income from operations	$64,195	$60,586	$3,609	6%

Revenues

Total revenues for the six months ended June 30, 2018 amounted to $223.6 million, an increase of $18.8 million or 9%. The increase in revenues was primarily driven by added revenues from the acquisition of PayGroup as well as strong sales volumes in Puerto Rico related to post-hurricanes recovery.

Cost of revenues

Cost of revenues amounted to $96.6 million, an increase of $9.3 million or 11% when compared with the prior year period. The increase is primarily driven by an increase in salaries and benefits in connection with the PayGroup acquisition and higher equipment maintenance expenses.

Selling, general and administrative

Selling, general and administrative expenses in the six months ended June 30, 2018 increased by $5.9 million or 23% to $31.3 million when compared with the same period in 2017. The increase is mainly driven by an increase in share based compensation expense coupled with expenses related to the PayGroup acquisition and an increase in professional fees for the same reason explained above for the quarter.

Depreciation and amortization

Depreciation and amortization expense amounted to $31.6 million, flat when compared with the prior year.

Non-operating income (expenses)

	Six months ended June 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Interest income	$321	$401	$(80)	(20)%
Interest expense	(15,344)	(14,442)	(902)	6%
Earnings of equity method investment	374	258	116	45%
Other income	748	2,637	(1,889)	(72)%
Total non-operating expenses	$(13,901)	$(11,146)	(2,755)	25%

Non-operating expenses increased by $2.8 million to $13.9 million when compared with the prior year period. The increase is mainly related to an increase in interest expense of $0.9 million coupled with a $1.9 million decrease in Other income, net due to a decrease in foreign exchange gains.

Income tax expense

	Six months ended June 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017
Income tax expense	$7,047	$6,088	959	16%

Income tax expense amounted to $7.0 million an increase of $1.0 million when compared with the prior year period and an effective tax rate of 14.0% . The increase in tax expense is driven by an increase in foreign taxes.

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

Comparison of the three months ended June 30, 2018 and 2017

Payment Services - Puerto Rico & Caribbean

	Three months ended June 30,
Dollar amounts in thousands	2018	2017
Revenues	$28,043	$27,144
Adjusted EBITDA	18,358	18,412

Payment services - Puerto Rico & Caribbean revenues increased by $0.9 million to $28.0 million when compared with the 2017 period. The increase in revenues was driven by higher POS volumes coupled with new transaction fees. Adjusted EBITDA remained flat when compared with the prior year.

Payment Services - Latin America

	Three months ended June 30,
Dollar amounts in thousands	2018	2017
Revenues	$19,236	$12,973
Adjusted EBITDA	4,796	4,098

Payment services - Latin America revenue increased $6.3 million to $19.2 million driven by added revenues in connection with the PayGroup acquisition. Adjusted EBITDA increased $0.7 million when compared to the prior year period reflecting the increased revenue from the PayGroup acquisition at a lower margin.

Merchant Acquiring

	Three months ended June 30,
Dollar amounts in thousands	2018	2017
Revenues	$25,964	$23,506
Adjusted EBITDA	12,638	10,535

Merchant acquiring revenues increased $2.5 million to $26.0 million due to an increase in sales volume driven by a higher average ticket which contributed to a higher net revenue margin. Adjusted EBITDA increased $2.1 million mainly due to the increase in revenues and the improved margin contribution from the increased average ticket.

Business Solutions

	Three months ended June 30,
Dollar amounts in thousands	2018	2017
Revenues	$49,233	$48,672
Adjusted EBITDA	23,152	23,443

Business solutions revenue increased $0.6 million driven by an increase in revenues from Popular, partially offset by lower printing revenue. Adjusted EBITDA decreased $0.3 million to $23.2 million when compared with the prior year as a result of increased expenses for the segment.

Comparison of the six months ended June 30, 2018 and 2017

Payment Services - Puerto Rico & Caribbean

	Six months ended June 30,
Dollar amounts in thousands	2018	2017
Revenues	$55,211	$53,596
Adjusted EBITDA	35,668	35,203

Payment services - Puerto Rico & Caribbean revenues increased by $1.6 million to $55.2 million when compared with the 2017 period. The increase in revenues was driven by an increase in volumes, pricing initiatives and new transaction fees. Adjusted EBITDA increased $0.5 million mainly as a result of the increase in revenues.

Payment Services - Latin America

	Six months ended June 30,
Dollar amounts in thousands	2018	2017
Revenues	$39,627	$25,937
Adjusted EBITDA	11,789	9,549

Payment services - Latin America revenue increased $13.7 million to $39.6 million driven by added revenues in connection with PayGroup acquisition coupled with increased revenues from transaction processing. Adjusted EBITDA increased $2.2 million when compared to the prior year period as a result of the same reason explained above for the June ending quarter.

Merchant Acquiring

	Six months ended June 30,
Dollar amounts in thousands	2018	2017
Revenues	$49,343	$45,991
Adjusted EBITDA	23,490	20,302

Merchant acquiring revenues increased $3.4 million to $49.3 million driven by the same reasons above explained for the quarter coupled with an increase in non-transactional fees. Adjusted EBITDA increased $3.2 million for the same reasons as the June ending quarter.

Business Solutions

	Six months ended June 30,
Dollar amounts in thousands	2018	2017
Revenues	$97,154	$96,669
Adjusted EBITDA	46,317	45,915

Business solutions revenue increased $0.5 million to $97.2 million when compared with the prior year for the same reasons as in the June ending quarter, while Adjusted EBITDA increased $0.4 million mainly related to the increase in revenues.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures, working capital needs and acquisitions. We also have a $65.0 million Revolving Facility, of which $65.0 million was available as of June 30, 2018.

At June 30, 2018, we had cash and cash equivalents of $59.3 million, of which $37.5 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

	Six months ended June 30,
(Dollar amounts in thousands)	2018	2017

Cash provided by operating activities	$76,856	$71,054
Cash used in investing activities	(15,838)	(15,449)
Cash used in financing activities	(50,976)	(14,382)
Increase in cash, cash equivalents and restricted cash	$10,042	$41,223

Net cash provided by operating activities for the six months ended June 30, 2018 was $76.9 million compared with cash provided by operating activities of $71.1 million for the corresponding 2017 period. The $5.8 million increase in cash provided by operating activities is primarily driven by less cash used to pay down accounts payable and accrued liabilities, less cash used to prepay maintenance contracts and less cash used to pay income taxes.

Net cash used in investing activities for the six months ended June 30, 2018 was $15.8 million compared with $15.4 million for the corresponding period in 2017. The $0.4 million increase reflects an increase in capital expenditures when compared to the prior year.

Net cash used in financing activities for the six months ended June 30, 2018 was $51.0 million as compared with $14.4 million for the corresponding 2017 period. Cash used in financing activities was primarily related to cash used for repayments of the revolving credit facility and principal repayments on long-term debt, including the repayment at maturity of the 2018 Term A loan.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $15.9 million and $15.5 million for the six months ended June 30, 2018 and 2017, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our Revolving Facility. We expect capital expenditures to be in a range of $35 million to $40 million in 2018.

On April 17, 2018, the Company paid the outstanding balance of the 2018 Term A Loan which amounted to $26.1 million, as scheduled. In addition, on the same date, $35 million of the Revolving Facility expired.

Dividend Payments

Historically, we have paid a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On November 2, 2017, the Board voted to temporarily suspend the quarterly dividend on the Company's common stock due to the difficult operating environment in Puerto Rico. On July 26, 2018, the Board voted to reinstate a quarterly dividend on the Company's common stock and declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 7, 2018 to stockholders of record as of the close of business on August 6, 2018. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to board of directors’ approval and may be adjusted as business needs or market conditions change.

Financial Obligations

Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”), a $400.0 million term loan B facility (the “Term B Loan”, together with the Term A Loan, the “Senior Secured term loans”) and a $100.0 million revolving credit facility (the "Revolving Facility"). During 2016, the Company entered into two separate amendments to the 2013 Credit Agreement. In the second quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding 2013 Credit Agreement (the “Second Amendment”). In the fourth quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment (the “Third Amendment”) to the 2013 Credit Agreement. The Third Amendment extends the maturity of (a) approximately $219 million of EVERTEC Group’s existing approximately $250 million of Term A loan facility to January 17, 2020 (the “2020 Term A Loan”) and (b) $65 million of EVERTEC Group’s existing $100 million of Revolving Facility to January 17, 2020. The remaining approximately $30 million of Term A loan (the “2018 Term A Loan”) and the $35 million of Revolving Facility were not extended and matured as originally scheduled on April 17, 2018. The Term B Loan will remain in place and mature as originally scheduled on April 17, 2020. All loans may be prepaid without premium or penalty.

The unpaid principal balance at June 30, 2018 of the 2020 Term A Loan and the Term B Loan was $195.5 million and $380.0 million, respectively. The additional borrowing capacity for the Revolving Facility at June 30, 2018 was $65.0 million. On April 17, 2018, the Company paid the outstanding principal balance of the 2018 Term A loan which matured as scheduled. In addition, $35 million of the Revolving Facility expired on the same date, our borrowing capacity under the Revolving Facility is $65 million.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of June 30, 2018 and December 31, 2017, the outstanding principal balance of the notes payable is $0.4 million and $1.0 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of June 30, 2018, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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
As of June 30, 2018 and December 31, 2017, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	June 30, 2018	December 31, 2017
Other long-term assets	$2,304	$214
During the six months ended June 30, 2018, the Company reclassified losses of $0.2 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify gains of $0.3 million from accumulated other comprehensive loss into income through interest expense over the next 12 months.
The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the Revolving Facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the Third Amendment (total first lien senior secured debt to Adjusted EBITDA per the 2013 Credit Agreement) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of June 30, 2018, the senior secured leverage ratio was 2.93 to 1.00. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended		Six months ended		Twelve months ended
(Dollar amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	June 30, 2018
Net income	$20,133	$20,214	$43,247	$43,352	$55,338
Income tax expense	3,112	4,068	7,047	6,088	3,824
Interest expense, net	7,501	7,190	15,023	14,041	29,456
Depreciation and amortization	15,728	15,899	31,595	31,583	64,079
EBITDA	46,474	47,371	96,912	95,064	152,697
Equity income (1)	258	(115)	59	(258)	(231)
Compensation and benefits (2)	4,473	2,127	8,302	4,203	12,101
Transaction, refinancing and other fees (3)	2,563	747	2,463	280	4,316
Exit activity (4)	—	—	—	—	12,783
Adjusted EBITDA	53,768	50,130	107,736	99,289	181,666
Operating depreciation and amortization (5)	(7,223)	(7,696)	(14,544)	(15,157)	(30,112)
Cash interest expense, net (6)	(6,555)	(6,036)	(12,923)	(11,738)	(25,179)
Income tax expense (7)	(5,367)	(4,072)	(10,934)	(6,969)	(16,395)
Non-controlling interest (8)	(126)	(170)	(264)	(325)	(537)
Adjusted net income	$34,497	$32,156	$69,071	$65,100	$109,443
Net income per common share (GAAP):
Diluted	$0.27	$0.27	$0.58	$0.59
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.46	$0.44	$0.93	$0.89
Shares used in computing adjusted earnings per common share:
Diluted	74,389,126	73,074,591	73,905,690	73,087,387

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

2)
Primarily represents share-based compensation and other compensation expense of $3.7 million and $2.2 million for the quarters ended June 30, 2018 and 2017 and severance payments of $0.8 million for the quarter ended June 30, 2018. Primarily represents share-based compensation and other compensation expense of $7.3 million and $4.2 million for the six months ended ended June 30, 2018 and 2017 and severance payments of $1.0 million and $0.1 million for the same periods, respectively.

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

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of June 30, 2018, the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2018, after considering our interest rate swap, under the senior secured credit facilities would increase our annual interest expense by approximately $3.8 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated condensed statements of income and comprehensive income. At June 30, 2018, the Company had $13.0 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $11.1 million at December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange

Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Award Agreement for grant of restricted stock to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, date as of May 24, 2018, by and between EVERTEC, Inc. and the director (applicable to Frank G. D'Angelo, Thomas W. Swidarski, Jorge A. Junquera, Alan H. Schumacher, Olga Botero, Brian J. Smith, and Teresita Loubriel).

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

EVERTEC, Inc. (Registrant)

Date: August 2, 2018	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: August 2, 2018	By:	/s/ Peter J.S. Smith
Peter J.S. Smith Chief Financial Officer (Principal Financial and Accounting Officer)