Form 10-Q
period 2018-09-30
EVERTEC, Inc.
filed 2018-10-31
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018 or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
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
At October 25, 2018, there were 72,741,417 outstanding shares of common stock of EVERTEC, Inc.

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

EVERTEC, Inc. Unaudited Consolidated Condensed Balance Sheets
(Dollar amounts in thousands, except for share information)

	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$91,310	$50,423
Restricted cash	12,686	9,944
Accounts receivable, net	82,865	83,328
Prepaid expenses and other assets	29,671	25,011
Total current assets	216,532	168,706
Investment in equity investee	12,039	13,073
Property and equipment, net	36,655	37,924
Goodwill	396,035	398,575
Other intangible assets, net	260,744	279,961
Deferred tax asset	1,093	988
Other long-term assets	5,500	3,561
Total assets	$928,598	$902,788
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$45,174	$38,451
Accounts payable	37,397	41,135
Unearned income	14,017	7,737
Income tax payable	5,684	1,406
Current portion of long-term debt	23,191	46,487
Short-term borrowings	—	12,000
Total current liabilities	125,463	147,216
Long-term debt	541,949	557,251
Deferred tax liability	11,509	13,820
Unearned income - long term	24,217	23,486
Other long-term liabilities	10,508	13,039
Total liabilities	713,646	754,812
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,740,277 shares issued and outstanding at September 30, 2018 (December 31, 2017 - 72,393,933)	727	723
Additional paid-in capital	12,910	5,350
Accumulated earnings	212,180	148,887
Accumulated other comprehensive loss, net of tax	(14,964)	(10,848)
Total EVERTEC, Inc. stockholders’ equity	210,853	144,112
Non-controlling interest	4,099	3,864
Total equity	214,952	147,976
Total liabilities and equity	$928,598	$902,788
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenues (affiliates Note 13)	$112,017	$102,725	$335,638	$307,516

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	49,464	62,699	146,015	149,902
Selling, general and administrative expenses	14,404	14,612	45,684	40,031
Depreciation and amortization	15,788	16,606	47,383	48,189
Total operating costs and expenses	79,656	93,917	239,082	238,122
Income from operations	32,361	8,808	96,556	69,394
Non-operating income (expenses)
Interest income	205	159	526	560
Interest expense	(7,557)	(8,012)	(22,901)	(22,454)
Earnings of equity method investment	238	155	612	413
Other income, net	1,130	192	1,878	2,829
Total non-operating expenses	(5,984)	(7,506)	(19,885)	(18,652)
Income before income taxes	26,377	1,302	76,671	50,742
Income tax expense (benefit)	3,302	(4,840)	10,349	1,248
Net income	23,075	6,142	66,322	49,494
Less: Net income attributable to non-controlling interest	78	40	251	274
Net income attributable to EVERTEC, Inc.’s common stockholders	22,997	6,102	66,071	49,220
Other comprehensive income (loss), net of tax of $180, $2, $348 and $21
Foreign currency translation adjustments	(4,325)	2,083	(6,225)	(518)
Gain on cash flow hedge	219	381	2,109	757
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$18,891	$8,566	$61,955	$49,459
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.32	$0.08	$0.91	$0.68
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.31	$0.08	$0.89	$0.67
Cash dividends declared per share	$0.05	$0.10	$0.05	$0.30
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	72,393,933	$723	$5,350	$148,887	$(10,848)	$3,864	$147,976
Cumulative adjustment from implementation of ASC 606	—	—	—	858	—	(16)	842
Share-based compensation recognized	—	—	9,692	—	—	—	9,692
Restricted stock units delivered, net of cashless	346,344	4	(2,132)	—	—	—	(2,128)
Net income	—	—	—	66,071	—	251	66,322
Cash dividends declared on common stock	—	—	—	(3,636)	—	—	(3,636)
Other comprehensive loss	—	—	—	—	(4,116)	—	(4,116)
Balance at September 30, 2018	72,740,277	$727	$12,910	$212,180	$(14,964)	$4,099	$214,952
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Cash Flows
(Dollar amounts in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$66,322	$49,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,383	48,189
Amortization of debt issue costs and accretion of discount	3,410	3,828
Provision for doubtful accounts and sundry losses	1,065	452
Deferred tax benefit	(2,734)	(6,338)
Share-based compensation	9,692	6,579
Loss on impairment of software	—	6,473
Loss on disposition of property and equipment and other intangibles	12	229
Earnings of equity method investment	(612)	(413)
Dividend received from equity method investment	390	—
(Increase) decrease in assets:
Accounts receivable, net	(64)	5,446
Prepaid expenses and other assets	(4,462)	(3,813)
Other long-term assets	(280)	1,447
(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(3,674)	(9,127)
Income tax payable	4,278	2,990
Unearned income	7,655	4,570
Other long-term liabilities	62	(1,571)
Total adjustments	62,121	58,941
Net cash provided by operating activities	128,443	108,435
Cash flows from investing activities
Additions to software	(15,385)	(15,955)
Acquisitions, net of cash acquired	—	(42,836)
Property and equipment acquired	(9,620)	(8,285)
Proceeds from sales of property and equipment	15	30
Net cash used in investing activities	(24,990)	(67,046)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(2,128)	(1,576)
Net (decrease) increase in short-term borrowings	(12,000)	5,000
Repayment of short-term borrowing for purchase of equipment and software	(686)	(1,872)
Dividends paid	(3,636)	(21,762)
Repurchase of common stock	—	(7,671)
Repayment of long-term debt	(41,374)	(14,748)
Net cash used in financing activities	(59,824)	(42,629)
Net increase (decrease) in cash, cash equivalents and restricted cash	43,629	(1,240)
Cash, cash equivalents and restricted cash at beginning of the period	60,367	60,032
Cash, cash equivalents and restricted cash at end of the period	$103,996	$58,792
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$91,310	$48,440
Restricted cash	12,686	10,352
Cash, cash equivalents and restricted cash	$103,996	$58,792
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,923	$18,991
Cash paid for income taxes	7,150	7,493
Supplemental disclosure of non-cash activities:
Payable due to vendor related to software acquired	330	1,420
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

Note 2 – Recent Accounting Pronouncements

Recently issued accounting pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued an updated disclosure framework for fair value measurements. The amendments in the issued update remove, modify and add disclosure requirements on fair value measurements in Topic 820 Fair Value Measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments in the update should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the adoption of this update on the notes to the consolidated financial statements.

In August 2018, the FASB issued updated guidance for customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the adoption of this update to the consolidated financial statements.

Accounting pronouncements issued prior to 2018 and not yet adopted

During 2016, the FASB issued a new standard related to Topic 842 Leases to increase transparency and comparability among organizations by recognizing Right of Use ("ROU") assets and lease liabilities on the balance sheet for all leases, other than leases that meet the definition of a short term lease, notwithstanding the lease classification. Under the standard, organizations are required to provide disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued Accounting Standards Update ("ASU") 2018-10 and ASU 2018-11, to amend narrow aspects of the standard, to add a new and optional transition method for the adoption of the new standard and provide lessors with a practical expedient, among others. The Company will apply Accounting Standards Codification ("ASC") Topic 842 at the adoption date in accordance with the new and optional transition method available, as well as the package of practical expedients and the use of hindsight practical expedient available for transition. Accordingly, upon transition, the Company will account for its existing leases without reassessing (a) whether the contract contains a lease under ASC Topic 842, (b) whether the lease classification should be different in accordance with ASC Topic 842, or (c) whether initial direct costs before transition would have met the definition of the new leasing standard. In addition, the Company will recognize an ROU asset and a lease liability for all operating leases in its balance sheet. For financing leases, the Company will change the characterization of the asset (to an ROU asset) and the obligation (to a lease liability). The Company will not restate comparative periods. The Company is in the process of calculating the impact of the recognition of ROU assets and lease liabilities for operating leases, which is the most significant impact expected, assessing the potential impact of the new standards in other accounting areas and designing the internal controls to be implemented with the adoption of ASC Topic 842.

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
Note 3 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2018	December 31, 2017
Buildings	30	$1,502	$1,531
Data processing equipment	3 - 5	109,694	103,426
Furniture and equipment	3 - 20	7,485	232
Leasehold improvements	5 -10	2,595	2,190
		121,276	107,379
Less - accumulated depreciation and amortization		(85,929)	(70,793)
Depreciable assets, net		35,347	36,586
Land		1,308	1,338
Property and equipment, net		$36,655	$37,924
Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2018 amounted to $3.7 million and $10.9 million, respectively, compared to $3.8 million and $11.2 million, respectively, for the same periods in 2017.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reportable segments, were as follows (See Note 14):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2017	$160,972	$53,659	$138,121	$45,823	$398,575
Foreign currency translation adjustments	—	(2,540)	—	—	(2,540)
Balance at September 30, 2018	$160,972	$51,119	$138,121	$45,823	$396,035

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. No impairment losses were recognized for the nine months ended September 30, 2018 or 2017.

The carrying amount of other intangible assets at September 30, 2018 and December 31, 2017 was as follows:

		September 30, 2018
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,276	$(188,027)	$155,249
Trademark	2 - 15	41,671	(27,996)	13,675
Software packages	3 - 10	213,368	(147,933)	65,435
Non-compete agreement	15	56,539	(30,154)	26,385
Other intangible assets, net		$654,854	$(394,110)	$260,744

		December 31, 2017
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$344,175	$(168,134)	$176,041
Trademark	2 - 15	41,594	(25,241)	16,353
Software packages	3 - 10	195,262	(136,907)	58,355
Non-compete agreement	15	56,539	(27,327)	29,212
Other intangible assets, net		$637,570	$(357,609)	$279,961
For the three and nine months ended September 30, 2018, the Company recorded amortization expense related to other intangibles of $11.9 million and $36.4 million, respectively, compared to $12.7 million and $36.9 million for the corresponding 2017 periods.
During the third quarter of 2017, the Company recognized an impairment charge of $6.5 million through cost of revenues for a third party software solution that was no longer commercially viable. In connection with this exit activity, the Company accrued $5.3 million for ongoing contractual fees, also through cost of revenues and recognized maintenance expense of $1.0 million. Both the liability and the impairment charge affected the Company's Merchant Acquiring segment and Payment Processing segments.

The estimated amortization expense of the balances outstanding at September 30, 2018 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2018	$12,870
2019	45,128
2020	39,925
2021	35,202
2022	33,132

Note 5 – Debt and Short-Term Borrowings

Total debt at September 30, 2018 and December 31, 2017 follows:

(In thousands)	September 30, 2018	December 31, 2017
Senior Secured Credit Facility (2018 Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$—	$26,690
Senior Secured Credit Facility (2020 Term A) due on January 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(4))	189,974	200,653
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	375,165	376,395
Senior Secured Revolving Credit Facility(6)	—	12,000
Note Payable due on August 31, 2019(5)	—	584
Note Payable due on April 30, 2021(3)	330	418
Total debt	$565,469	$616,740

(1)	Applicable margin of 2.25% at December 31, 2017.

(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at September 30, 2018 and December 31, 2017.

(3)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(4)	Applicable margin of 2.50% at September 30, 2018 and December 31, 2017.

(5)	Fixed interest rate of 7.50%. The Company prepaid the outstanding principal balance of this note during the second quarter of 2018 without penalties.

(6)	Applicable margin of 2.50% at September 30, 2018 and December 31, 2017.

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

The unpaid principal balance at September 30, 2018 of the 2020 Term A Loan and the Term B Loan was $191.4 million and $379.0 million, respectively. At September 30, 2018, the 2018 Term A Loan had been fully repaid. The additional borrowing capacity for the Revolving Facility at September 30, 2018 was $65.0 million.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of September 30, 2018 and December 31, 2017, the outstanding principal balance of the notes payable is $0.4 million and $1.0 million, respectively. The October 2016 interest bearing note payable outstanding principal balance was prepaid without penalties during the second quarter of 2018. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of September 30, 2018, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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
At September 30, 2018 and December 31, 2017, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	September 30, 2018	December 31, 2017
Other long-term assets	$2,546	$214
During the nine months ended September 30, 2018, the Company reclassified losses of $0.1 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify gains of $0.5 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of gains recorded on cash flow hedging activities.
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

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes the fair value measurement by level at September 30, 2018 and December 31, 2017 for the asset measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018
Financial asset:
Interest rate swap	$—	$2,546	$—	$2,546
December 31, 2017
Financial asset:
Interest rate swap	$—	$214	$—	$214

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest rate swap	$2,546	$2,546	$214	$214
Financial liabilities:
Senior Secured Term B Loan	375,165	378,526	376,395	370,540
2018 Term A Loan	—	—	26,690	26,027
2020 Term A Loan	189,974	190,640	200,653	196,584

The fair values of the term loans at September 30, 2018 and December 31, 2017 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.
The Senior Secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 7 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the nine months period ended September 30, 2018:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2017, net of tax	$(11,062)	$214	$(10,848)
Other comprehensive (loss) income before reclassifications	(6,225)	2,023	(4,202)
Effective portion reclassified to Net Income	—	86	86
Balance - September 30, 2018, net of tax	$(17,287)	$2,323	$(14,964)

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

The following table summarizes nonvested restricted shares and RSUs activity for the nine months ended September 30, 2018:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2017	2,340,892	$15.08
Forfeited	(382,371)	17.32
Vested	(461,097)	18.29
Granted	636,322	17.07
Nonvested at September 30, 2018	2,133,746	$15.02

For the three and nine months ended September 30, 2018, the Company recognized $2.4 million and $9.7 million of share based compensation expense, respectively, compared with $2.4 million and $6.6 million, respectively for the same periods in 2017.

As of September 30, 2018, the maximum unrecognized cost for restricted stock and RSUs was $19.9 million. The cost is expected to be recognized over a weighted average period of 1.93 years.

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

Impact of adoption of Topic 606

The tables below present a summary of the impacts of adopting Topic 606 on the Company's consolidated financial statements for the period ended September 30, 2018.

Balance Sheet	September 30, 2018
(Dollar amounts in thousands)	As reported	Adjustments	Balances without the adoption of Topic 606
Assets
Prepaid expenses and other assets	$35,171	$(364)	$34,807
Liabilities and stockholders' equity
Unearned Income	38,234	870	39,104

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

In the following table, revenue is disaggregated by timing of revenue recognition.

	Three months ended September 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$114	$15	$—	$1,652	$1,781
Products and services transferred over time	19,679	18,892	24,486	47,179	110,236
	$19,793	$18,907	$24,486	$48,831	$112,017

	Nine months ended September 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$307	$444	$—	$3,861	$4,612
Products and services transferred over time	56,983	58,090	73,829	142,124	331,026
	$57,290	$58,534	$73,829	$145,985	$335,638

Contract balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	Contract Assets
Balance at beginning of period	$1,903
Services transferred to customers	1,053
Transfers to accounts receivable	(1,253)
September 30, 2018	$1,703

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

Accounts receivable, net at September 30, 2018 amounted to $82.9 million. Unearned income and Unearned income - Long term, which refer to contract liabilities, at September 30, 2018 amounted to $14.0 million and $24.2 million, respectively, and arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. During the three and nine months ended September 30, 2018, the Company recognized revenue of $1.2 million and $6.9 million that was included in unearned income at December 31, 2017.

Revenues from recurring transaction-based and processing services represent the majority of the Company's total revenue as of September 30, 2018. The Company recognizes revenues from recurring transaction-based and processing services over time at the amounts in which the Company has right to invoice, which corresponds directly to the value to the customer of the Company’s performance completed to date. Therefore, the Company has elected to apply the practical expedient in paragraph 606-10-50-14. Under this practical expedient, the Company is not required to disclose information about remaining performance obligations if the contract has an original expected duration of one year or less or if the Company recognizes revenue at the amount to which it has a right to invoice.

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

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2018 is $249.0 million. This amount primarily consists of professional service fees for implementation or set up activities related to hosting services and maintenance services, which are typically recognized over the life of the contract which vary from 2 to 5 years, with the exception of one contract which represents the majority of the performance obligations under these professional services with a remaining life of 7 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation. This estimate excludes any contracts that are accounted for using the practical expedients noted above.

Note 10 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2018 and 2017, respectively, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Current tax provision (benefit)	$4,923	$(301)	$13,083	$7,586
Deferred tax benefit	(1,621)	(4,539)	(2,734)	(6,338)
Income tax expense (benefit)	$3,302	$(4,840)	$10,349	$1,248

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2018 and 2017, respectively, and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Current tax provision (benefit)
Puerto Rico	$2,208	$(1,440)	$6,063	$3,420
United States	(31)	(10)	142	190
Foreign countries	2,746	1,149	6,878	3,976
Total current tax provision (benefit)	$4,923	$(301)	$13,083	$7,586
Deferred tax benefit
Puerto Rico	$(1,026)	$(4,098)	$(2,059)	$(5,150)
United States	(11)	(107)	(109)	(190)
Foreign countries	(584)	(334)	(566)	(998)
Total deferred tax benefit	$(1,621)	$(4,539)	$(2,734)	$(6,338)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2018, the Company has $38.5 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of September 30, 2018, the gross deferred tax asset amounted to $8.8 million and the gross deferred tax liability amounted to $19.2 million, compared to $8.3 million and $21.1 million, respectively, as of December 31, 2017.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Nine months ended September 30,
(In thousands)	2018	2017
Computed income tax at statutory rates	$29,902	$19,790
Differences in tax rates due to multiple jurisdictions	(356)	2,237
Tax benefit due to a change in estimate	—	(334)
Effect of income subject to tax-exemption grant	(19,542)	(16,421)
Unrecognized tax expense (benefit)	754	(4,271)
Other (benefit) expense	(409)	247
Income tax expense	$10,349	$1,248

Note 11 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands, except per share information)	2018	2017	2018	2017
Net income attributable to EVERTEC, Inc.	$22,997	$6,102	$66,071	$49,220
Less: non-forfeitable dividends on restricted stock	2	4	2	7
Net income available to EVERTEC, Inc.’s common shareholders	$22,995	$6,098	$66,069	$49,213
Weighted average common shares outstanding	72,721,414	72,386,947	72,590,679	72,509,742
Weighted average potential dilutive common shares (1)	1,935,686	706,771	1,532,752	580,270
Weighted average common shares outstanding - assuming dilution	74,657,100	73,093,718	74,123,431	73,090,012
Net income per common share - basic	$0.32	$0.08	$0.91	$0.68
Net income per common share - diluted	$0.31	$0.08	$0.89	$0.67

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and restricted stock awards using the treasury stock method.

On July 26, 2018, the Company's Board of Directors (the "Board") declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on September 7, 2018 to stockholders of record as of the close of business on August 6, 2018.

Note 12 – Commitments and Contingencies

Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.

Rent expense of office facilities and real estate for the three months ended September 30, 2018 and 2017 amounted to $2.2 million and $2.1 million, respectively, and for the nine months ended September 30, 2018 and 2017 amounted $6.7 million and $6.1 million, respectively. Rent expense for telecommunications and other equipment for the three months ended September 30, 2018 and 2017 amounted to $1.8 million and $1.5 million, respectively, and for the nine months ended September 30, 2018 and 2017 amounted to $4.9 million and $4.5 million, respectively.

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

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2018	2017	2018	2017
Total revenues (1)(2)	$47,216	$44,090	$139,954	$134,045
Cost of revenues	$840	$1,775	$2,192	$2,610
Rent and other fees	$2,016	$1,962	$5,984	$5,810
Interest earned from affiliate
Interest income	$37	$41	$101	$119

(1)	Total revenues from Popular as a percentage of revenues were 42%, 42%, 41% and 43% for the periods presented above, respectively.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.3 million, $0.4 million, $1.0 million and $1.5 million for the periods presented above, respectively.

At September 30, 2018 and December 31, 2017, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	September 30, 2018	December 31, 2017
Cash and restricted cash deposits in affiliated bank	$52,953	$23,227
Other due/to from affiliate
Accounts receivable	$23,902	$18,073
Prepaid expenses and other assets	$2,211	$1,216
Other long-term assets	$199	$288
Accounts payable	$5,831	$5,827
Unearned income	$24,252	$19,768

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

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as, licensed software solutions for risk and fraud management and card payment processing. For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended September 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$28,951	$18,907	$24,486	$48,831	$(9,158)	$112,017
Operating costs and expenses	13,021	18,890	14,160	30,983	2,602	79,656
Depreciation and amortization	2,505	2,337	427	3,398	7,121	15,788
Non-operating income (expenses)	602	3,834	—	12	(3,080)	1,368
EBITDA	19,037	6,188	10,753	21,258	(7,719)	49,517
Compensation and benefits (2)	207	363	196	485	1,117	2,368
Transaction, refinancing and other fees (3)	—	—	(1)	1	215	215
Adjusted EBITDA	$19,244	$6,551	$10,948	$21,744	$(6,387)	$52,100

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $9.2 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

	Three months ended September 30, 2017
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$25,225	$17,432	$21,555	$46,275	$(7,762)	$102,725
Operating costs and expenses	16,219	21,396	19,444	31,620	5,238	93,917
Depreciation and amortization	2,259	2,608	618	4,024	7,097	16,606
Non-operating income (expenses)	567	1,732	—	—	(1,952)	347
EBITDA	11,832	376	2,729	18,679	(7,855)	25,761
Compensation and benefits (2)	205	139	216	781	1,007	2,348
Transaction, refinancing and other fees (3)	3,160	3,221	6,464	—	757	13,602
Adjusted EBITDA	$15,197	$3,736	$9,409	$19,460	$(6,091)	$41,711

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $7.8 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received and an impairment charge and contractual fee accrual for a third party software solution that was determined to be commercially unviable.

	Nine months ended September 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$84,162	$58,534	$73,829	$145,985	$(26,872)	$335,638
Operating costs and expenses	39,084	55,357	41,413	90,349	12,879	239,082
Depreciation and amortization	7,230	7,035	1,268	10,437	21,413	47,383
Non-operating income (expenses)	1,969	7,048	8	378	(6,913)	2,490
EBITDA	54,277	17,260	33,692	66,451	(25,251)	146,429
Compensation and benefits (2)	885	1,080	746	1,609	6,350	10,670
Transaction, refinancing and other fees (3)	(250)	—	—	1	2,986	2,737
Adjusted EBITDA	$54,912	$18,340	$34,438	$68,061	$(15,915)	$159,836

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $26.9 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

	Nine months ended September 30, 2017
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$78,821	$43,369	$67,546	$142,944	$(25,164)	$307,516
Operating costs and expenses	39,703	47,265	46,545	90,985	13,624	238,122
Depreciation and amortization	6,677	6,327	1,813	12,120	21,252	48,189
Non-operating income (expenses)	1,676	7,187	1	3	(5,625)	3,242
EBITDA	47,471	9,618	22,815	64,082	(23,161)	120,825
Compensation and benefits (2)	429	446	432	1,293	3,951	6,551
Transaction, refinancing and other fees (3)	2,500	3,221	6,464	—	1,439	13,624
Adjusted EBITDA	$50,400	$13,285	$29,711	$65,375	$(17,771)	$141,000

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $25.2 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received and an impairment charge and contractual fee accrual for a third party software solution that was determined to be commercially unviable.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2018	2017	2018	2017
Total EBITDA	$49,517	$25,761	$146,429	$120,825
Less:
Income tax expense (benefit)	3,302	(4,840)	10,349	1,248
Interest expense, net	7,352	7,853	22,375	21,894
Depreciation and amortization	15,788	16,606	47,383	48,189
Net Income	$23,075	$6,142	$66,322	$49,494

Note 15 – Subsequent Events

On October 25, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 7, 2018 to stockholders of record as of the close of business on November 5, 2018. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2018 and 2017 and (ii) the financial condition as of September 30, 2018. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2017, included in the Company’s Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

In the aftermath of the 2017 hurricanes, economic activity and consumer spending in Puerto Rico and the Virgin Islands has been erratic. In nine months ended September 30, 2018, we experienced elevated sales volumes as consumers and businesses spent on hurricane recovery and rebuilding activities. This spending increased our merchant acquiring revenues and we believe our elevated sales volume was in large part driven by a stimulus of relief funding and private insurance proceeds received by consumers and businesses. We believe that this pattern will likely continue through the remainder of the year as incremental insurance and relief funds are projected to be received by consumers and businesses.

In addition to the macroeconomic trends described above, Management currently estimates that we will continue to experience a revenue attrition in Latin America of approximately $3 million to $6 million for previously disclosed migrations anticipated in 2019. The clients decisions, which were made prior to 2015, for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Management believes that these customer decisions are unlikely to change, however timing is subject to change based on customer's conversion schedules.

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

	Three months ended September 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Revenues	$112,017	$102,725	$9,292	9%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	49,464	62,699	(13,235)	(21)%
Selling, general and administrative expenses	14,404	14,612	(208)	(1)%
Depreciation and amortization	15,788	16,606	(818)	(5)%
Total operating costs and expenses	79,656	93,917	(14,261)	(15)%
Income from operations	$32,361	$8,808	$23,553	267%

Revenues

Total revenues in the third quarter of 2018 increased by $9.3 million or 9% to $112.0 million. Revenue growth in the quarter reflected elevated sales volumes in Puerto Rico driven by post-hurricane recovery activity, federal relief and benefit programs and insurance proceeds.

Cost of revenues

Cost of revenues amounted to $49.5 million, a decrease of $13.2 million or 21% when compared with the prior year period. The decrease is primarily related to charges amounting to $12.8 million taken in the prior year in connection with an exit activity for a third party software solution that was no longer commercially viable and a $1.0 million decrease in professional fees.

Selling, general and administrative

Selling, general and administrative expenses in the third quarter of 2018 decreased by $0.2 million or 1% when compared with the same quarter in 2017. The decrease is primarily related to a decrease in salaries expense partially offset by an increase in other operating expenses.

Depreciation and amortization

Depreciation and amortization expense amounted to $15.8 million, a decrease of $0.8 million or 5%. The decrease is mainly related to a decrease in software amortization.

Non-operating income (expenses)

	Three months ended September 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Interest income	$205	$159	$46	29%
Interest expense	(7,557)	(8,012)	455	(6)%
Earnings of equity method investment	238	155	83	54%
Other income, net	1,130	192	938	489%
Total non-operating expenses	$(5,984)	$(7,506)	1,522	(20)%

Non-operating expenses decreased by $1.5 million to $6.0 million when compared with the prior year period. The decrease is mainly related to a $0.9 million increase in Other income, net due to an increase in foreign exchange gains coupled with a decrease in interest expense of $0.5 million.

Income tax expense (benefit)

	Three months ended September 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017
Income tax expense (benefit)	$3,302	$(4,840)	8,142	(168)%

Income tax expense amounted to $3.3 million, compared to a tax benefit of $4.8 million when compared with the prior year period. The increase is primarily related to the mix between taxable and exempt income in Puerto Rico when compared to the prior year which was impacted by the hurricanes, coupled with the reversal in the prior year of a potential liability for uncertain tax positions of $4.5 million as a result of the expiration of the statute of limitation. The effective tax rate for the quarter was 12.5%.

Comparison of the nine months ended September 30, 2018 and 2017

	Nine months ended September 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Revenues	$335,638	$307,516	$28,122	9%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	146,015	149,902	(3,887)	(3)%
Selling, general and administrative expenses	45,684	40,031	5,653	14%
Depreciation and amortization	47,383	48,189	(806)	(2)%
Total operating costs and expenses	239,082	238,122	960	—%
Income from operations	$96,556	$69,394	$27,162	39%

Revenues

Total revenues for the nine months ended September 30, 2018 amounted to $335.6 million, an increase of $28.1 million or 9%. The increase in revenues was primarily driven by the same reasons explained above for the quarter coupled with added revenues from the acquisition of PayGroup completed in the third quarter of the prior year.

Cost of revenues

Cost of revenues amounted to $146.0 million, a decrease of $3.9 million or 3% when compared with the prior year period. The decrease is primarily related to the aforementioned exit activity in the prior year, partially offset by an increase in salaries and benefits in connection with the PayGroup acquisition as well as increased software maintenance expense.

Selling, general and administrative

Selling, general and administrative expenses in the nine months ended September 30, 2018 increased by $5.7 million or 14% to $45.7 million when compared with the same period in 2017. The increase is mainly driven by an increase in share based compensation expense, added salaries from the PayGroup acquisition and an increase in professional fees.

Depreciation and amortization

Depreciation and amortization expense amounted to $47.4 million, a decrease of $0.8 million when compared with the same period in 2017. The decrease is mainly related to a decrease in software amortization expense.

Non-operating income (expenses)

	Nine months ended September 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017

Interest income	$526	$560	$(34)	(6)%
Interest expense	(22,901)	(22,454)	(447)	2%
Earnings of equity method investment	612	413	199	48%
Other income, net	1,878	2,829	(951)	(34)%
Total non-operating expenses	$(19,885)	$(18,652)	(1,233)	7%

Non-operating expenses increased by $1.2 million to $19.9 million when compared with the prior year period. The increase is mainly related to an increase in interest expense of $0.4 million coupled with a $1.0 million decrease in Other income, net mostly due to a decrease in foreign exchange gains.

Income tax expense

	Nine months ended September 30,
Dollar amounts in thousands	2018	2017	Variance 2018 vs. 2017
Income tax expense	$10,349	$1,248	9,101	729%

Income tax expense amounted to $10.3 million an increase of $9.1 million when compared with the prior year period. The increase in income tax expense was mainly driven by the increase in income before income taxes coupled with the impact in the prior year of the reversal of a previously recorded potential liability for uncertain tax positions for which the statute of limitation expired, in addition to an increase in foreign taxes during the current year. The effective tax rate for the period was 13.5% .

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

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as, licensed software solutions for risk and fraud management and card payment processing. For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services.

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

Comparison of the three months ended September 30, 2018 and 2017

Payment Services - Puerto Rico & Caribbean

	Three months ended September 30,
Dollar amounts in thousands	2018	2017
Revenues	$28,951	$25,225
Adjusted EBITDA	19,244	15,197

Payment services - Puerto Rico & Caribbean revenues increased by $3.7 million to $29.0 million when compared with the 2017 period. The increase in revenues was driven by higher POS volumes coupled with new transaction fees and growth over the prior year, which was negatively impacted by the hurricanes. Adjusted EBITDA increased by $4.0 million to $19.2 million primarily due to higher revenues as a result of the hurricane impacts in the prior year quarter.

Payment Services - Latin America

	Three months ended September 30,
Dollar amounts in thousands	2018	2017
Revenues	$18,907	$17,432
Adjusted EBITDA	6,551	3,736

Payment services - Latin America revenue increased $1.5 million to $18.9 million driven by organic expansion of existing clients as well as some new business revenue. The increase was partially offset by a decrease in revenues attributable to client migrations. Adjusted EBITDA increased $2.8 million when compared to the prior year period, due to increased revenue and the beneficial impact of foreign exchange gains in the quarter.

Merchant Acquiring

	Three months ended September 30,
Dollar amounts in thousands	2018	2017
Revenues	$24,486	$21,555
Adjusted EBITDA	10,948	9,409

Merchant acquiring revenues increased $2.9 million to $24.5 million due to increased volumes. The primary growth drivers continue to be post hurricane recovery federal relief programs that drove a significant increase in electronic benefit card volume, increased government tax payments and gas purchases reflecting increases in the price of gas year over year. Adjusted EBITDA increased $1.5 million mainly due to increased sales volumes for ATH branded cards and the improved margin contribution from an increase in average ticket.

Business Solutions

	Three months ended September 30,
Dollar amounts in thousands	2018	2017
Revenues	$48,831	$46,275
Adjusted EBITDA	21,744	19,460

Business solutions revenue increased $2.6 million or 6% driven by new services to Popular and the government of Puerto Rico, as well as growth over the prior year which was negatively impacted by the hurricanes, partially offset by lower IT Consulting revenues. Adjusted EBITDA increased $2.3 million to $21.7 million when compared with the prior year almost entirely driven by the increase in revenues.

Comparison of the nine months ended September 30, 2018 and 2017

Payment Services - Puerto Rico & Caribbean

	Nine months ended September 30,
Dollar amounts in thousands	2018	2017
Revenues	$84,162	$78,821
Adjusted EBITDA	54,912	50,400

Payment services - Puerto Rico & Caribbean revenues increased by $5.3 million to $84.2 million when compared with the 2017 year-to-date period. The increase in revenues was driven by an increase in volumes, pricing initiatives and new transaction fees. Adjusted EBITDA increased $4.5 million mainly as a result of the increase in revenues.

Payment Services - Latin America

	Nine months ended September 30,
Dollar amounts in thousands	2018	2017
Revenues	$58,534	$43,369
Adjusted EBITDA	18,340	13,285

Payment services - Latin America revenue increased $15.2 million to $58.5 million driven by added revenues in connection with PayGroup acquisition coupled with increased revenues from transaction processing. Adjusted EBITDA increased $5.1 million when compared to the prior year period as a result of added revenues at a lower margin from the PayGroup acquisition.

Merchant Acquiring

	Nine months ended September 30,
Dollar amounts in thousands	2018	2017
Revenues	$73,829	$67,546
Adjusted EBITDA	34,438	29,711

Merchant acquiring revenues increased $6.3 million to $73.8 million and Adjusted EBITDA increased $4.7 million to $34.4 million driven by the same reasons explained previously for the quarter.

Business Solutions

	Nine months ended September 30,
Dollar amounts in thousands	2018	2017
Revenues	$145,985	$142,944
Adjusted EBITDA	68,061	65,375

Business solutions revenue increased $3.0 million to $146.0 million when compared with the prior year driven by an increase in revenues from Popular for new services coupled with growth over the negative impact of the hurricanes in the prior year, partially offset by lower IT consulting revenue, while Adjusted EBITDA increased $2.7 million mainly due to the increase in revenues.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures, working capital needs and acquisitions. We also have a $65.0 million Revolving Facility, of which $65.0 million was available as of September 30, 2018.

At September 30, 2018, we had cash and cash equivalents of $91.3 million, of which $40.3 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain such cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences.

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

	Nine months ended September 30,
(Dollar amounts in thousands)	2018	2017

Cash provided by operating activities	$128,443	$108,435
Cash used in investing activities	(24,990)	(67,046)
Cash used in financing activities	(59,824)	(42,629)
Increase (decrease) in cash, cash equivalents and restricted cash	$43,629	$(1,240)

Net cash provided by operating activities for the nine months ended September 30, 2018 was $128.4 million compared with cash provided by operating activities of $108.4 million for the corresponding 2017 period. The $20.0 million increase in cash provided by operating activities is primarily driven by an increase in net income.

Net cash used in investing activities for the nine months ended September 30, 2018 was $25.0 million compared with $67.0 million for the corresponding period in 2017. The $42.1 million decrease is attributable to the completion of the PayGroup acquisition in the third quarter of 2017.

Net cash used in financing activities for the nine months ended September 30, 2018 was $59.8 million compared with $42.6 million for the corresponding 2017 period. Cash used in financing activities was primarily related to cash used for repayments of the revolving credit facility and principal repayments on long-term debt, including the repayment at maturity of the 2018 Term A loan.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $25.0 million and $24.2 million for the nine months ended September 30, 2018 and 2017, respectively. In addition, in the third quarter of 2017, we completed the purchase of PayGroup for $42.8 million. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our Revolving Facility. We expect capital expenditures to be in a range of $37 million to $42 million in 2018.

On April 17, 2018, the Company paid the outstanding balance of the 2018 Term A Loan which amounted to $26.1 million, as scheduled. In addition, on the same date, $35 million of the Revolving Facility expired.

Dividend Payments

Historically, we have paid a regular quarterly dividend on our common stock, subject to the declaration thereof by our Board each quarter. On November 2, 2017, the Board voted to temporarily suspend the quarterly dividend on the Company's common stock due to the difficult operating environment in Puerto Rico. On July 26, 2018, the Board voted to reinstate a quarterly dividend on the Company's common stock and declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend was paid on September 7, 2018 to stockholders of record as of the close of business on August 6, 2018. On October 25, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 7, 2018 to stockholders of record as of the close of business on November 5, 2018. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

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

The unpaid principal balance at September 30, 2018 of the 2020 Term A Loan and the Term B Loan was $191.4 million and $379.0 million, respectively. The additional borrowing capacity for the Revolving Facility at September 30, 2018 was $65.0 million. On April 17, 2018, the Company paid the outstanding principal balance of the 2018 Term A loan which matured as scheduled. In addition, $35 million of the Revolving Facility expired on the same date, our borrowing capacity under the Revolving Facility is $65 million.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of September 30, 2018 and December 31, 2017, the outstanding principal balance of the notes payable is $0.4 million and $1.0 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swap

As of September 30, 2018, the Company has the following interest rate swap agreement converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

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
As of September 30, 2018 and December 31, 2017, the carrying amount of the derivative on the Company’s balance sheets is as follows:

(Dollar amounts in thousands)	September 30, 2018	December 31, 2017
Other long-term assets	$2,546	$214
During the nine months ended September 30, 2018, the Company reclassified losses of $0.1 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify gains of $0.5 million from accumulated other comprehensive loss into income through interest expense over the next 12 months.
The cash flow hedge is considered highly effective and no impact on earnings is expected due to hedge ineffectiveness.

Covenant Compliance

The credit facilities contain various restrictive covenants. The Term A Loan and the Revolving Facility (subject to certain exceptions) require EVERTEC Group to maintain on a quarterly basis a specified maximum senior secured leverage ratio of up to 4.75 to 1.00 as defined in the Third Amendment (total first lien senior secured debt to Adjusted EBITDA per the 2013 Credit Agreement) until September 30, 2018 and 4.25 to 1.00 for any fiscal quarter ending thereafter. In addition, the 2013 Credit Agreement, among other things: (a) limits EVERTEC Group’s ability and the ability of its subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (b) restricts EVERTEC Group’s ability to enter into agreements that would restrict the ability of its subsidiaries to pay dividends or make certain payments to its parent company; and (c) places restrictions on EVERTEC Group’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of their assets. However, all of the covenants in these agreements are subject to significant exceptions. As of September 30, 2018, the senior secured leverage ratio was 2.75 to 1.00. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
(Dollar amounts in thousands)	2018	2017	2018	2017	September 30, 2018
Net income	$23,075	$6,142	$66,322	$49,494	$72,352
Income tax expense (benefit)	3,302	(4,840)	10,349	1,248	12,922
Interest expense, net	7,352	7,853	22,375	21,894	28,644
Depreciation and amortization	15,788	16,606	47,383	48,189	63,432
EBITDA	49,517	25,761	146,429	120,825	177,350
Equity income (1)	(238)	(155)	(179)	(413)	(687)
Compensation and benefits (2)	2,368	2,348	10,670	6,551	9,775
Transaction, refinancing and other fees (3)	453	974	2,916	1,254	1,979
Exit activity (4)	—	12,783	—	12,783	—
Adjusted EBITDA	52,100	41,711	159,836	141,000	188,417
Operating depreciation and amortization (5)	(7,365)	(7,969)	(21,909)	(23,126)	(29,981)
Cash interest expense, net (6)	(6,473)	(6,500)	(19,396)	(18,238)	(24,633)
Income tax expense (7)	(4,558)	(2,867)	(15,492)	(9,836)	(16,791)
Non-controlling interest (8)	(121)	(106)	(385)	(431)	(596)
Adjusted net income	$33,583	$24,269	$102,654	$89,369	$116,416
Net income per common share (GAAP):
Diluted	$0.31	$0.08	$0.89	$0.67
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.45	$0.33	$1.38	$1.22
Shares used in computing adjusted earnings per common share:
Diluted	74,657,100	73,093,718	74,123,431	73,090,012

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

2)
Primarily represents share-based compensation and other compensation expense of $2.4 million for both of the quarters ended September 30, 2018 and 2017. Primarily represents share-based compensation and other compensation expense of $9.7 million and $6.6 million for the nine months ended ended September 30, 2018 and 2017 and severance payments $1.0 million for the nine months ended September 30, 2018.

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

7)	Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discreet items.

8)	Represents the 35% non-controlling equity interest in Processa, net of amortization for intangibles created as part of the purchase.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of September 30, 2018, the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2018, after considering our interest rate swap, under the senior secured credit facilities would increase our annual interest expense by approximately $3.7 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated condensed statements of income and comprehensive income. At September 30, 2018, the Company had $17.3 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $11.1 million at December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 19, 2016, by and between EVERTEC, Inc. and Joaquin A. Castrillo-Salgado (incorporated by reference to Exhibit 10.33 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 28, 2018, File No. 001-35872).

10.2+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017, by and between EVERTEC, Inc. and Joaquin A. Castrillo-Salgado (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2018, File No. 001-35872).

10.3+
Restricted Stock Unit Award Agreement for special retention grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of November 20, 2017, by and between EVERTEC, Inc. and Joaquin A. Castrillo-Salgado (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 28, 2018, File No. 001-35872).

10.4*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 28, 2018, by and between EVERTEC, Inc. and Joaquin A. Castrillo-Salgado.

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

EVERTEC, Inc. (Registrant)

Date: October 31, 2018	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: October 31, 2018	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)