Form 10-K
period 2018-12-31
EVERTEC, Inc.
filed 2019-02-26
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $1,088,117,961 based on the closing price of $21.85 as of the close of business on June 29, 2018.
As of February 15, 2019, there were 72,378,710 outstanding shares of common stock of EVERTEC, Inc.
Documents Incorporated by Reference:
Part III incorporates certain information by reference to the Proxy Statement for the 2019 Annual Meeting of Shareholders

EVERTEC, Inc.
2018 Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, or Report, contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•
our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues pursuant to our master services agreement with them and to grow our merchant acquiring business;

•
as a regulated institution, the likelihood we will be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition, and our potential inability to obtain such approval on a timely basis or at all, which may make transactions more expensive or impossible to complete, or make us less attractive to potential sellers;

•
our ability to renew our client contracts on terms favorable to us, including our contract with Popular, and any significant concessions we may have to grant to Popular with respect to pricing or other key terms in anticipation of the negotiation of the extension of the MSA, both in respect of the current term and any extension of the MSA;

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

•	a protracted federal government shutdown may affect our financial performance;

•	operating an international business in Latin America and the Caribbean, in jurisdictions with potential political and economic instability;

•	our ability to execute our geographic expansion and acquisition strategies, including challenges in successfully acquiring new businesses and integrating and growing acquired businesses;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our ability to refinance our debt;

•	the possibility that we could lose our preferential tax rate in Puerto Rico;

•	the risk that the counterparty to our interest rate swap agreements fail to satisfy its obligations under the agreement;

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

INDUSTRY AND MARKET DATA
This Form 10-K includes industry data that we obtained from periodic industry publications, including the August 2018 Nilson Report and the 2018 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Form 10-K also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analysis and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Part I
Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis, including the operations of its predecessor entities prior to the Merger (as defined below). EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), , EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Solutions Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Company Overview

EVERTEC is a leading full-service transaction processing business in Latin America and the Caribbean, providing a broad range of merchant acquiring, payment services and business process management services. According to the August 2018 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to provide competitive products;

•	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with technology solutions that enable them to manage their business as one enterprise; and

•
Our ability to capture and analyze data across the transaction processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction processing value chain (such as only merchant acquiring or payment services).

Our broad suite of services spans the entire transaction processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through scalable, end-to-end technology platforms that we manage and operate in-house and that generate significant operating efficiencies that enable us to maximize profitability.

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

Corporate Background

EVERTEC, Inc. ("EVERTEC", formerly known as Carib Latam Holdings, Inc.) is a Puerto Rico corporation organized in April 2012. Our main operating subsidiary, EVERTEC Group, LLC (formerly known as EVERTEC, LLC and EVERTEC, Inc., hereinafter “EVERTEC Group”), was organized in Puerto Rico in 1988. EVERTEC Group was formerly a wholly-owned subsidiary of Popular. On September 30, 2010, pursuant to an Agreement and Plan of Merger (as amended, the “Merger Agreement”), AP Carib Holdings, Ltd. (“Apollo”), an affiliate of Apollo Global Management LLC, acquired a 51% indirect ownership interest in EVERTEC Group as part of a merger (the “Merger”) and EVERTEC Group became a wholly-owned subsidiary of Holdings.

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

On April 17, 2013, the Company completed its initial public offering of 28,789,943 shares of common stock at a price to the public of $20.00 per share. On September 18, 2013 and December 13, 2013, the Company completed public offerings of 23,000,000 and 15,233,273 shares, respectively, of the Company’s common stock by Apollo, Popular, and current and former employees. Popular owned approximately 11.7 million shares of EVERTEC’s common stock, or 16.1% as of December 31, 2018, and Apollo no longer owns any of the Company’s common stock.

Principal Stockholder

Popular, Inc. (NASDAQ: BPOP), whose principal banking subsidiary’s history dates back to 1893, is the No. 1 bank holding company by both assets and deposits based in Puerto Rico, and, as of September 30, 2018, ranks 46 by assets among U.S. bank holding companies. As of December 31, 2018, Popular owned approximately 16.1% of our common stock.

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

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

Currently, the penetration of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. As these markets continue to grow, and financial inclusion increases, the emergence of a larger and more sophisticated consumer base will influence and drive an increase in card (e.g., debit, credit, prepayment, and EBT) and electronic payments usage. According to the 2018 World Payments Report, non-cash payment volumes in Latin America recorded an accelerated growth rate of 16.5% in 2016, driven by financial inclusion efforts and the adoption of mobile payments and are projected to grow 21.6% through 2021, fueled by a change in mindset of payment users from cash-to-mobile payments. As economic conditions in Latin America improve, revised positive GDP forecasts may drive growth in non-cash transactions. With increasing awareness and penetration of smartphones, digital payments in Latin America might directly leapfrog into e-wallets instead of following the traditional route of increased card transactions. In North America, non-cash payments grew by 5.7% in 2016, are projected to grow 5.6% through 2021 and North America is expected to cede the position as the region with the largest number of non-cash transactions to emerging Asia by 2021. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

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

Industry Innovation

The electronic payments industry experiences ongoing technology innovation. Emerging payment technologies such as prepaid cards, contactless payments, payroll cards, mobile commerce, mobile “wallets” and innovative POS devices continue to drive the shift away from cash, check and other paper methods of payment. The increasing demand for new and flexible payment options catering to a wider range of consumer segments is driving growth in the electronic payment processing sector.

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to U.S. competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technological needs, language and culture. We have built leadership positions across the transaction processing value chain in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new markets. According to the August 2018 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. EVERTEC processed approximately two billion transactions in 2018, which, according to management's estimates, makes ATH branded products the most frequently used electronic method of payment in Puerto Rico. We offer compelling value to our merchants, as noted in the most recent report published by the Federal Reserve Board regarding debit network fees, which ranked the ATH network as one of the most economical networks for merchants. Given our scale and customer base of top tier financial institutions and government entities, we believe we are the leading card issuer and core bank processor in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of financial institution, merchant, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Our Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America and Merchant Acquiring segments, as well as certain business lines representing the majority of our business solutions segment, generate recurring revenues that collectively accounted for approximately 95% of our total revenues in 2018. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment such as IT consulting for a specific project or integration. Additionally, we entered into a 15-year Master Services Agreement with Popular on September 30, 2010. We provide a number of critical payment services and business solutions products and services to Popular and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we are able to gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our scalable, end-to-end technology platforms that allow us to provide a broad range of transaction processing services and develop and deploy technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $185 million over the last five years on technology investments, including POS, to continue to build the capacity and functionality of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

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

Our Growth Strategy

We intend to grow our business by continuing to execute on the following business strategies:

Continue Cross-Sales to Existing Customers

We seek to grow revenue by continuing to sell additional products and services to our existing merchant, financial institution, corporate and government customers. We intend to broaden and deepen our customer relationships by leveraging our full suite of end-to-end technology solutions. For example, we believe that there is significant opportunity to cross-sell our network services, ATM point-of-sale processing and card issuer processing services as well as our risk management products to our over 180 existing financial institution customers, particularly in markets outside of Puerto Rico. We will also seek to continue to cross-sell value added services into our existing merchant base.

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

Merchant Acquiring

According to the August 2018 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. Our merchant acquiring business provides services to merchants that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant acquiring services includes, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, the settlement of funds with the participating financial institution, detailed sales reports and customer support. In 2018, our merchant acquiring business processed over 400 million transactions.

Payment Services

We believe we are the largest card processor and card network service provider in the Caribbean. We provide a diversified suite of payment processing products and services to blue chip regional and global corporate customers, government agencies, and financial institutions across Latin America and the Caribbean. These services provide the infrastructure technology necessary to facilitate the processing and routing of payments across the transaction processing value chain.

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

To connect the POS terminals to card issuers, we own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. The ATH network and processing businesses processed approximately two billion transactions in 2018.

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

Business Solutions

We provide our financial institutions, corporate and government customers with a wide suite of business process management solutions including specifically core bank processing, network hosting and management, IT consulting, business process outsourcing, item and cash processing, and fulfillment. In addition, we believe we are the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean.

Competition

Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services, and price. We believe that we compete well in each of these categories. In addition, we believe that our relationship with Popular, scale and expertise, and financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings and helps us compete with large global competitors with similar assets to ours.

In merchant acquiring, we compete with several other service providers and financial institutions, including Worldpay, Inc., First Data Corporation, Global Payments, Inc., Elavon, Inc., EVO Payments, Inc., independent sales organizations and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, brand awareness, strength of the relationship with financial institutions, system functionality, integration service capabilities and innovation. Our business is also impacted by the expansion of new payments methods and devices, card association business model expansion, and bank consolidation.

In payment services, we compete with several other third party card processors and debit networks, including First Data Corporation, Tecnocom Telecomunicaciones y Energía, S.A., Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., Worldpay, Inc., MasterCard, Visa, American Express, Discover and Global Payments, Inc. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities.

In business solutions, our main competition includes internal technology departments within financial institutions, retailers, data processing or software development departments of large companies and/or large technology and consulting companies, such as Fidelity National Information Services, Inc. and Fiserv, Inc. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities, and disaster recovery and business continuity capabilities.

Intellectual Property

We own numerous registrations for several trademarks in different jurisdictions and own or have licenses to use certain software and technology, which are critical to our business and future success. For example, we own the ATH and EVERTEC trademarks in several jurisdictions, which are associated by the public, financial institutions and merchants with high quality and reliable electronic commerce, payments, and debit network solutions and services. Such goodwill allows us to be competitive, retain our customers and expand our business. Further, we also use a combination of (i) proprietary software, and (ii) duly licensed third party software to operate our business and deliver secure and reliable products and services to our customers. The licensed software is subject to terms and conditions that we considered within the industry standards. Most are perpetual licenses and the rest are term licenses with renewable terms. In addition, we monitor these license agreements and maintain close contact with our suppliers to ensure their continuity of service.

We seek to protect our intellectual property rights by securing appropriate statutory intellectual property protection in the relevant jurisdictions. We also protect proprietary know-how and trade secrets through company confidentiality policies, licenses, programs and contractual agreements.

Employees

As of December 31, 2018, we had approximately 2,100 employees across 11 countries in the United States, Latin America and the Caribbean. In Brazil, we have one unionized employee covered by the terms of industry-specific collective agreements. None of our other employees are otherwise represented by any labor organization. We consider our relationships with our employees to be good. We have not experienced any work stoppages in connection with employee matters.

Government Regulation and Payment Network Rules

Federal Reserve Regulations

Popular is a bank holding company that has elected to be treated as a financial holding company under the provisions of the Gramm-Leach-Bliley Act of 1999. To the extent that we are deemed to be a “subsidiary” of Popular for purposes of the Bank Holding Company (“BHC”) Act, we will be subject to regulation and oversight by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and our activities will be subject to several related significant restrictions, the more significant of which are discussed below.

Transactions with Affiliates

To the extent that we are deemed to be an affiliate of Popular for purpose of the affiliate transaction rules found in Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, we will be subject to various restrictions on our ability to borrow from, and engage in certain other transactions with Popular’s bank subsidiaries, Banco Popular and Banco Popular North America (“BPNA”). In general these rules require that any “covered transaction” that we enter into with Banco Popular or BPNA (or any of their respective operating subsidiaries), as the case may be, must be secured by designated amounts of specified collateral and must be limited to 10% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. In addition, all “covered transactions” between Banco Popular or BPNA, on the one hand, and Popular and all of its subsidiaries and affiliates on the other hand, must be limited to 20% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, Section 23B and Regulation W require that to the extent that we are deemed an affiliate of Banco Popular or BPNA, all transactions between us and either Banco Popular or BPNA be on terms and conditions, including credit standards, that are substantially the same or at least as favorable to Banco Popular or BPNA, as the case may be, as those prevailing at the time for comparable transactions involving other non-affiliated companies or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered by Banco Popular or BPNA to, or would apply to, non-affiliated companies.

Permissible Activities

To the extent that we are deemed to be controlled by Popular for bank regulatory purposes, we may conduct only those activities that are authorized for a bank holding company or a financial holding company under the BHC Act, the Federal Reserve Board’s Regulation K and other relevant U.S. federal banking laws. These activities generally include activities that are related to banking, financial in nature or incidental to financial activities. In addition, restrictions placed on Popular as a result of supervisory or enforcement actions may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. To the extent that we are deemed to be a foreign subsidiary of a bank holding company under the Federal Reserve Board’s regulations, we will rely on the authority granted under the Federal Reserve Board’s Regulation K to conduct our data processing, management consulting and related activities outside the United States. The Federal Reserve Board’s Regulation K generally limits activities of a bank holding company outside the United States that are not banking or financial in nature, specifically permitted under Regulation K to foreign subsidiaries or necessary to carry on such activities that are not otherwise permissible for a foreign subsidiary under the banking regulations. We continue to engage in certain activities outside the scope of such permissible activities pursuant to authority under the Federal Reserve Board’s Regulation K, which allows a bank holding company to retain, in the context of an acquisition of a going concern, such otherwise impermissible activities if they account for not more than 5% of either the consolidated assets or consolidated revenues of the acquired organization.

New lines of business, other new activities, divestitures or acquisitions that we may wish to commence in the future may not be permissible for us under the BHC Act, the Federal Reserve Board’s Regulation K or other applicable U.S. federal banking laws. Further, as a result of being subject to regulation and supervision by the Federal Reserve Board, we may be required to obtain the approval of the Federal Reserve Board before engaging in certain new activities or businesses, whether organically or by acquisition, unless such activities are considered financial in nature. If we are unable to obtain any such approval on a timely basis, are delayed in receiving approval, are approved subject to regulatory conditions or do not receive approval, this may make transactions more expensive or may make us less attractive to potential sellers.

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

Regulatory Reform and Other Legislative Initiatives

The payment card industry has come under increased scrutiny from lawmakers and regulators. The Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) set forth significant structural and other changes to the regulation of the financial services industry, including the establishment of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has broad supervisory, enforcement and rulemaking authority over consumer financial products and services (including many offered by us and by our clients) and certain bank and non-bank providers of such products and services. In addition, Section 1075 of the Dodd-Frank Act (commonly referred to as the “Durbin Amendment”) imposed new restrictions on card networks and debit card issuers. More specifically, the Durbin Amendment provides that the interchange transaction fees that a card issuer or payment network may receive or charge for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction.

The Federal Reserve’s regulations (a) limit debit transaction interchange fees to $.21 + (5 bps times the value of the transactions) + $.01 (as a fraud adjustment for issuers that have in place policies and measures to address fraud); (b) require that issuers enable at least two unaffiliated payment card networks on their debit cards without regard to authentication method; and (c) prohibit card issuers and payment card networks from entering into exclusivity arrangements for debit card processing and restrict card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice. The Dodd-Frank Act also allows merchants to set minimum dollar amounts (currently, not to exceed $10) for the acceptance of a credit card and provide discounts or incentives to entice consumers to pay with various payment methods, such as cash, checks, debit cards or credit cards, as the merchant prefers.

The CFPB is responsible for many of the regulatory functions with respect to consumer financial products and services. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive or abusive acts or practices in connection with the offering of a consumer financial product or service or any transaction with a consumer for such product or service. The CFPB also has authority to examine supervised entities for compliance with, and to enforce violations of, consumer financial protection laws.

To the extent that we are deemed an affiliate of Banco Popular-an insured depository institution with greater than $10 billion in total consolidated assets-and as a service provider to other insured depository institutions with $10 billion or more in total consolidated assets, as well as larger participants in markets for consumer financial products and services, as determined by the CFPB, we are subject to the supervision, enforcement and rulemaking authority of the CFPB. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs.

In 2017, the former Director of the CFPB resigned and was replaced by a Director. This change in leadership, although the subject of ongoing litigation, may result in certain changes to CFPB policies and supervision, enforcement and rulemaking priorities. In addition, various legislative proposals to restructure or limit the authority of the CFPB, or to modify certain consumer financial protection laws or CFPB regulations, have been considered by Congress. It is unclear whether or to what extent any such change would affect the manner in which we engage in consumer product and service activities.

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

Anti-Money Laundering and Office of Foreign Assets Control Regulation

Since we provide data processing services to both foreign and domestic financial institutions, we are required to comply with certain anti-money laundering and terrorist financing laws and economic sanctions imposed on designated foreign countries, nationals and others. Specifically, we must adhere to the requirements of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”) regarding processing and facilitation of financial transactions, as well as other state, local and foreign laws relating to money laundering. Furthermore, as a data processing company that provides services to foreign parties and facilitates financial transactions between foreign parties, we are obligated to screen transactions for compliance with the sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations prohibit us from entering into or facilitating a transaction to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals and others, such as narcotics traffickers and terrorists or terrorist organizations designated by the U.S. Government under one or more sanctions regimes.

A major focus of governmental policy in recent years has been aimed at combating money laundering and terrorist financing. Preventing and detecting money laundering and other related suspicious activities at their earliest stages warrants careful monitoring. The BSA, along with a number of other anti-money laundering laws, imposes various reporting and record-keeping requirements concerning currency and other types of monetary instruments. Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. These laws and regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for us.

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

Foreign Corrupt Practices Act (“FCPA”), Export Administration and Other

As a data processing company that services both foreign and domestic clients, our business activities in foreign countries, and in particular our transactions with foreign governmental entities, subject us to the anti-bribery provisions of the FCPA, as well as the laws and regulations of the foreign jurisdiction where we operate. Pursuant to applicable anti-bribery laws, our transactions with foreign government officials and political candidates are subject to certain limitations. Finally, in the course of business with foreign clients and subsidiaries, we export certain software and hardware that is regulated by the Export Administration Regulations from the United States to the foreign parties. Together, these regulations place restrictions on who we can transact with, what transactions may be facilitated, how we may operate in foreign jurisdictions and what we may export to foreign countries.

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

Item 1A. Risk Factors

Readers should carefully consider, in connection with other information disclosed in this Annual Report on Form 10-K, the risks and uncertainties described below. The following discussion sets forth risks that we believe are material to our stockholders and prospective stockholders. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment in our Company. We cannot assure you that the risk factors described below or elsewhere in this document are a complete set of all potential risks we may face; additional risks and uncertainties not presently known to us or not believed by us to be material may also affect our business results, financial condition, results of operations, cash flows, and the trading price of our common stock. Some statements in this report, including statements in the following risk factors section, constitute forward-looking statements. Please also refer to the section titled “Forward Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Business

We expect to continue to derive a significant portion of our revenue from Popular.

Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. In 2018, products and services billed to Popular accounted for approximately 41% of our total revenues. The majority of Popular’s business is presented in the Business Solutions segment. If Popular were to terminate, fail to perform under (in whole or in part), or fail to renew the Master Services Agreement (“MSA”), which currently expires in 2025, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse impact on our financial condition and results of operations.

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

Banco Popular acts as a merchant referral source and provides sponsorship into the ATH, Visa, Discover and MasterCard networks for merchants, as well as card association sponsorship, clearing and settlement services. We provide transaction processing and related functions. Both we and Popular as alliance partners may provide management, sales, marketing, and other administrative services to merchants. We rely on the continuing growth of our merchant relationships, which in turn is dependent upon our alliance with Banco Popular and other distribution channels. There can be no guarantee that this growth will continue and the loss or deterioration of these relationships, whether due to the termination of the ISO Agreement or otherwise, could negatively impact our business and result in a reduction of our revenue and income.

Our MSA with Popular, our ISO Agreement with Banco Popular and our ATH Network Participation Agreement and ATH Support Agreement with Banco Popular (the “BPPR ATH Agreements”) have initial terms ending in 2025. If Popular or Banco Popular decide not to renew one or more of these agreements, or if we are unable to negotiate extensions, or if we must provide significant concessions to Popular or Banco Popular to secure extensions or otherwise, our results of operations, financial condition and trading price of our common stock may be materially adversely affected, and it could also potentially limit our ability to renegotiate our debt.

Our MSA with Popular has an initial term that ends in 2025. For 2018, we derived approximately 41% of our revenue from such contract, which makes the MSA our most significant client contract. We expect that we will enter into a negotiation with Popular prior to the expiration of the initial term of the MSA. We cannot be certain that we will be able to negotiate an extension to the MSA. In addition, even if we are able to negotiate an extension of the MSA, any new master services agreement may be materially different from the existing MSA. Further, the anticipated negotiation of the MSA extension may result in Popular obtaining significant concessions from us with respect to pricing and other key terms, both in respect of the current term and any extension of the MSA, particularly as we approach 2025. Any such events may materially negatively impact our financial condition, results of operations and trading price of our common stock, as well as potentially limit our ability to renegotiate our debt.

Pursuant to our ISO Agreement with Banco Popular, Banco Popular sponsors us as an independent sales organization with respect to certain credit card associations and is required to exclusively refer to us any merchant that inquires about, requests or otherwise evidences interest in merchant and other services. If the ISO Agreement is not renewed, we will have to seek other card association sponsors, we will not benefit from Banco Popular referral of merchants and we may experience the loss of some merchants if Banco Popular itself enters the merchant acquiring business or agrees to sponsor another independent sales organization.  Any of these may negatively impact our financial condition and results of operations.

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

A protracted government shutdown could negatively affect our financial condition.

During any protracted federal government shutdown, the federal government may reduce or cut funding for certain welfare and disaster relief programs. Beneficiaries of certain federal programs, such as the Supplemental Nutrition Assistance Program (SNAP), obtain their benefits through electronic benefits transfer (EBT) accounts. A temporary or permanent reduction in federal welfare and relief programs could lead to a decrease in electronic benefit card volume. The effect of a protracted government shutdown now or in the future may affect our revenues, profitability and cash flows.

If we are unable to renew client contracts on favorable terms or at all, our results of operations and financial condition may be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with private clients generally run for a period of one to five years, except for our Master Services Agreement with Popular. Our government contracts generally run for one year and do not include automatic renewal periods due to government procurement rules and related fiscal funding requirements. Our standard merchant contract has an initial term of up to three years, with automatic one-year renewal periods. At the end of the contract term, clients can renew or renegotiate their contracts with us, but may also consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and/or contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and senior secured credit facilities.

We are highly leveraged. As of December 31, 2018, the total principal amount of our indebtedness was approximately $545.3 million. Our high degree of leverage could have a significant impact on us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increases in interest rates because our borrowings are predominantly at variable rates of interest;

•
making it difficult for us to satisfy our obligations with respect to our indebtedness generally, including complying with restrictive covenants and borrowing conditions, our noncompliance with which could result in an event of default under the agreements setting forth the terms such of other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•
limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to competitors who may be less highly leveraged and who therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

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

Our businesses are dependent on our ability to reliably process, record and monitor a large number of transactions. For example, we settle funds on behalf of financial institutions, other businesses and consumers and process funds transactions from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments, electronic benefits transfer transactions and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and, in some cases, the detection or prevention of fraudulent payments. If any of our financial, accounting, or other data processing systems or applications fail or experience other significant shortcomings or limitations, our ability to serve our clients and accordingly our results of operations could be materially adversely affected. Such failures or shortcomings could be the result of events that are wholly or partially beyond our control, which may include, for example, computer viruses, fires, electrical or telecommunications outages, natural disasters, disease pandemics, terrorist acts or other unanticipated damage to property or physical assets. Any such failure or shortcoming could also damage our reputation, require us to expend significant resources to correct the defect, and may result in liability to third parties, especially since some of our contractual agreements with financial institutions require the crediting of certain fees if our systems do not meet certain specified service levels.

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

We are similarly dependent on our employees. Our operations could be materially adversely affected if one of one or more employees causes a significant operational breakdown or failure, either intentionally or as a result of human error. Third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or result in potential liability to clients, reputational damage and regulatory intervention or fines, any of which could materially adversely affect our financial condition or results of operations.

If our amortizable intangible assets or goodwill become impaired, it may adversely affect our financial condition and operating results.

If our amortizable intangible assets or goodwill were to become impaired, we may be required to record a significant charge to earnings. Under U.S. generally accepted accounting principles (“GAAP”), definitive useful life intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

We operate in a rapidly changing industry, and we have experienced significant change in the past ten years, including our separation from Popular following the Merger, our initial public offering in April 2013 and our listing on the New York Stock Exchange (“NYSE”). Accordingly, we may not be fully effective in identifying, monitoring and managing our risks. In some cases, the information we use to perform our risk assessments may not be accurate, complete or up-to-date. In other cases, our risk assessments may depend upon information that we may not have or cannot obtain. If we are not fully effective or we are not always successful in identifying all risks to which we are or may be exposed, we could be subject to losses, penalties, litigation or regulatory actions that could harm our reputation or have a material adverse effect on our business, financial conditions and results of operations.

We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.

As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records. We also operate payment, cash access and electronic card systems. Attacks on information technology systems continue to grow in frequency, complexity and sophistication, a trend we expect will continue. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public information. Such attacks have become a point of focus for individuals, businesses and governmental entities.

Despite the safeguards we have in place, unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in the successful operations of our businesses. These risks are increased when we transmit information over the Internet as our visibility in the global payments industry may attract hackers to conduct attacks on our systems. Our security measures may also be breached due to the mishandling or misuse of information; for example, if such information were erroneously provided to parties who are not permitted to have the information, either by employees acting contrary to our policies or as a result of a fault in our systems.

Actual or perceived vulnerabilities or data breaches may lead to claims against us, which may require us to spend significant additional resources to remediate by addressing problems caused by breaches remediate and further protect against security or privacy breaches. Additionally, while we maintain insurance policies specifically for cyber-attacks, our current insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. A significant security breach, such as loss of credit card numbers and related information, could have a material adverse effect on our reputation and could result in a loss of customers. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations and financial condition.

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

In recent years, there have been a number of mergers and consolidations in the banking and financial services industry. Mergers and consolidations of financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues. Further, if our clients fail or merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger banks or financial institutions resulting from mergers or consolidations would have greater leverage to negotiate terms less favorable to us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the credit risk that our merchants will be unable to satisfy obligations for which we may also be liable.

We are subject to the credit risk of our merchants being unable to satisfy obligations for which we also may be liable. For example, as the merchant acquirer, we are contingently liable for transactions originally acquired by us that are disputed by the cardholder and charged back to the merchants. For certain merchants, if we are unable to collect amounts paid to cardholders in the form of refunds or chargebacks from the merchant, we bear the loss for those amounts. Notwithstanding our adherence to industry standards with regards to the acceptance of new merchants and certain steps to screen for merchant credit risk, a default on payment obligations by one or more of our merchants could have a material adverse effect on our business.

We depend on our payment processing clients to comply with their contractual obligations, as well as any applicable laws, regulatory requirements and credit card associations rules or standards.

Our contracts with our payment processing clients generally require that they comply with all applicable laws and regulatory requirements, as well as any applicable credit card associations rules or standards.  A client’s failure to comply with any such laws or requirements could force us to declare a breach of contract and terminate the client relationship.  The termination of such contracts or relationships, as well as any inability to collect any damages caused, could have a material adverse effect on our business, financial condition and results of operations.  Additionally, any such failure by clients to comply could also result in fines, penalties or obligations imputed to EVERTEC, which could also have a material adverse effect on our business.

Increased competition could adversely affect our business.

A decline in the market for our services as a result of increased competition could have a material adverse effect on our business. We may face increased competition in the future as new companies enter the market and existing competitors expand their services. Some of these competitors could have greater overall financial, technical and marketing resources than us, which could enhance their ability to finance acquisitions, fund internal growth and respond more quickly to professional and technological changes. Some competitors could have or may develop a lower cost structure. New competitors or alliances among competitors could emerge, resulting in a loss of business for us and a corresponding decline in revenues and profit margin.

Changes in consumer spending or payment preferences could adversely affect our business.

A decline in the market for our services, either as a result of continued migration of Puerto Ricans to the U.S. mainland, a further deterioration in the Puerto Rico economy, a decrease in consumer spending or a shift in consumer payment preferences, could have a material adverse effect on our business. If consumer confidence decreases in a way that adversely affects consumer spending, whether in conjunction with a global economic downturn or otherwise, we could experience a reduction in the volume of transactions we process. In addition, if we fail to respond to changes in technology or consumer payment preferences, we could lose business.

Changes in credit card association or other network rules or standards could adversely affect our business.

In order to provide our transaction processing services, several of our subsidiaries are registered with or certified by Visa, Discover and MasterCard and other networks as members or as service providers for member institutions. As such, we and many of our customers are subject to card association and network rules that could subject us or our customers to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us, acquirer customers, processing customers and merchants. Visa, Discover, MasterCard and other networks, some of which are our competitors, set the standards with which we must comply. The termination of Banco Popular’s or our subsidiaries’ member registration or our subsidiaries’ status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to or through our customers, could have an adverse effect on our business, operating results and financial condition.

Changes in interchange fees or other fees charged by card associations and debit networks could increase our costs or otherwise adversely affect our business.

From time to time, card associations and debit networks change interchange, processing and other fees, which could impact our merchant acquiring and payment services businesses. Competitive pressures could result in our merchant acquiring and payment services businesses absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin and adversely affect our business, operating results and financial condition.

For purposes of the Bank Holding Company Act of 1956 (the “BHC Act”), to the extent that we are deemed to be controlled by Popular, we will be subject to regulation, supervision and examination by the U.S. Federal Reserve Board, and our activities will be limited to those permissible under the BHC Act and related regulations. We may be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition.

To the extent that we are deemed to be controlled by Popular pursuant to regulation and guidance under the BHC Act, we will be subject to regulation, supervision and examination by the Federal Reserve Board. The BHC Act defines “control” differently than GAAP, and “control” can be found based on a variety of facts and circumstances.

New lines of business, other new activities and acquisitions that we may wish to commence or undertake in the future, including the manner in which we conduct our business or may undertake such activities or acquisitions, may not be permissible for us under the BHC Act, the Federal Reserve Board’s Regulation K or other applicable U.S. federal banking laws or may require the approval of the Federal Reserve Board or another applicable U.S. federal banking regulator. In addition, potential acquisitions may take longer, be more costly, or make us less attractive as a buyer. There can be no assurance that any required regulatory approvals will be obtained, or that they will be obtained without regulatory conditions. Additional regulatory requirements may be imposed on our activities or acquisitions to the extent we are controlled by Popular and Popular is subject to any supervisory or enforcement action, even if the supervisory actions are unrelated to us or to our business.

Furthermore, as a technology service provider to regulated financial institutions, we are subject to additional regulatory oversight and examination.

In general, financial institution regulators require their supervised institutions to cause their service providers to agree to certain terms and to agree to supervision and oversight by applicable financial regulators, primarily to protect the safety and soundness of the financial institution. We have agreed to such terms and provisions in many of our service agreements with financial institutions. In particular, we are subject to regulatory oversight and examination by applicable U.S. federal regulators as a technology service provider to regulated U.S. financial institutions, including Banco Popular.

Changes in laws, regulations and enforcement activities may adversely affect the products and services we provide and markets in which we operate.

We and our customers are subject to U.S. federal, Puerto Rico and other countries’ laws, rules and regulations that affect the electronic payments industry. Our customers are subject to numerous laws, rules and regulations applicable to banks, financial institutions, processors and card issuers in the United States and abroad. We are subject to regulation because of our activities in the countries where we carry them out and because of our relationship with Popular, and at times we are also affected by the laws, rules and regulations to which our customers are subject. Failure to comply with any of these laws, rules and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of one or more of the services we provide, and/or the imposition of civil and criminal penalties, including fines, all of which could have an adverse effect on our financial condition. In addition, even an inadvertent failure by us to comply with laws, rules and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our reputation or brands.

Regulation of the electronic payment card industry, including regulations applicable to us and our customers, has increased significantly in recent years. There is also continued scrutiny by the U.S. Congress of the manner in which payment card networks and card issuers set various fees, from which some of our customers derive significant revenue. Further, banking regulators have been strengthening their examination guidelines with respect to relationships between banks and their third-party service providers, such as us. Any such heightened supervision of our relationship with Popular could have an effect on our contractual relationship with Popular as well as on the standards applied in the evaluation of our services. See “Item 1. Business-Government Regulation and Payment Network Rules-Regulatory Reform and Other Legislative Initiatives.”

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

For the years ended December 31, 2018 and 2017, approximately 79% and 81%, respectively, of our total revenues were generated from our operations in Puerto Rico. In addition, some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly adversely impacted by adverse economic or political developments in Puerto Rico. Puerto Rico has been in economic recession since 2006. In August 2015, Puerto Rico defaulted for the first time on the Public Finance Corporation bonds. In April 2016, the Puerto Rico governor signed a debt moratorium law that gave the governor emergency powers to deal with the fiscal crisis, including the ability to declare a moratorium on any debt payment. On June 30, 2016, the U.S. President signed into law the Puerto Rico Oversight, Management and Economic Stability Act (PROMESA). PROMESA establishes a fiscal oversight and management board (the “Oversight Board”) comprised of seven voting members appointed by the President. PROMESA also imposed an automatic stay on all litigation against Puerto Rico and its instrumentalities, as well as any other judicial or administrative actions or proceedings to enforce or collect claims against the Puerto Rico government.

On May 1, 2017, the automatic stay expired and creditors of the Puerto Rico government filed various lawsuits involving defaults on more than $70 billion of bonds issued by Puerto Rico. On May 3, 2017, Puerto Rico filed for bankruptcy-like protection under Title III of PROMESA.

While the Title III filing does not foreclose negotiations between creditors and the Puerto Rico government toward a consensual restructuring agreement, there can be no assurance that meaningful negotiations will occur or that any consensual agreement will be reached or by what date. Importantly, there also can be no assurance as to the financial outcome or timing of the completion of the Title III processes. There also can be no assurance as to any favorable intervention by the U.S. Congress or the U.S. President.

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

Consequently, such recent events could potentially adversely impact the trading price of our common stock, adversely impact our customer base, depress general consumer spending and delay the Government’s payments thus increasing our Government accounts receivables, and potentially impair the collectability of those accounts receivable, all of which, individually or in the aggregate, could potentially have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2018, we had net receivables of $9.4 million from Puerto Rico and certain public corporations.

Hurricanes Irma and Maria and their aftermaths and any similar natural disasters in the future could have a prolonged negative impact on the countries in which we operate and a material adverse effect on our business and results of operations.

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

Our presence in international markets includes operations in several Latin American and Caribbean countries. Although we have contingency plans in effect for natural disasters or other catastrophic events, the occurrence of a natural disaster such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, tsunamis, volcanic activity, droughts and floods, could still disrupt our operations outside the United States and Puerto Rico. For example, we conduct business in Chile, a country that is particularly susceptible to earthquakes. Any natural disaster or catastrophic event in the countries in which we do business could adversely affect our business, results of operations and financial condition.

We are exposed to risks associated with our presence in international markets, including political or economic instability.

Our financial performance may be significantly affected by general economic, political and social conditions in the emerging markets where we operate. Many countries in Latin America have suffered significant economic, political and social crises in the past, and these events may occur again in the future. Instability in Latin America has been caused by many different factors, including:

•	exposure to foreign exchange variation

•	significant governmental influence over local economies;

•	substantial fluctuations in economic growth;

•	high levels of inflation;

•	exchange controls or restrictions on expatriation of earnings;

•	high domestic interest rates;

•	wage and price controls;

•	changes in governmental economic or tax policies;

•	imposition of trade barriers;

•	unexpected changes in regulation which may restrict the movement of funds or result in the deprivation of contract rights or the taking of property without fair compensation

•	Terrorist attacks and other acts of violence or war; and

•	overall political, social and economic instability.

Adverse economic, political and social conditions in the Latin America markets where we operate may create uncertainty regarding our operating environment, which could have a material adverse effect on our results of operations.

Our business in countries outside the United States and transactions with foreign governments increase our compliance risks and exposes us to business risks.

Our operations outside the United States could expose us to trade and economic sanctions or other restrictions imposed by the United States or other local governments or organizations. In foreign countries in which we have operations, a risk exists that our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act ("FCPA"). We have existing safeguards in place designed to ensure compliance with these laws and regulations. Nevertheless, we remain subject to the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business, operating results, financial condition and reputation and result in severe criminal or civil sanctions. In addition, we are also subject to compliance with local government regulations.

We are also subject to the Export Administration Regulations (“EAR”), which regulates the export, re-export and re-transfer abroad of covered items made or originating in the United States as well as the transfer of covered U.S.-origin technology abroad. We have adopted a compliance program to make sure our goods and technologies are exported in compliance with the requirements of the EAR. However, there can be no assurance that we have not violated the EAR in past transactions or that our new policies and procedures will prevent us from violating the EAR in every transaction in which we engage. Any such violations of the EAR could result in fines, penalties or other sanctions being imposed on us, which could negatively affect our business, operating results and financial condition.

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

For these reasons, we have established risk-based policies and procedures designed to assist us and our personnel in complying with applicable U.S. laws and regulations and have in the past voluntarily submitted disclosures to OFAC in compliance with those policies and procedures when we have identified a potential violation. Our policies and procedures include the use of software to screen transactions we process for evidence of sanctioned-country and persons involvement. Consistent with a risk-based approach and the difficulties of identifying all transactions of our customers’ customers that may involve a sanctioned country, there can be no assurance that our policies and procedures will prevent us from violating applicable U.S. laws and regulations in every transaction in which we engage, and such violations could adversely affect our reputation, business, financial condition and results of operations.

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

As part of our growth strategy, we evaluate opportunities for acquiring complementary businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable operations. To the extent that we are deemed to be controlled by Popular for purposes of the BHC Act, we may conduct only activities authorized under the BHC Act and the Federal Reserve Board’s Regulation K and other related regulations for a bank holding company or a financial holding company. These restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. In addition, in connection with any acquisitions, we must comply with U.S. federal and other antitrust and/or competition law requirements.

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

Despite our efforts to protect our proprietary or confidential business know-how and other intellectual property rights, unauthorized parties may attempt to copy or misappropriate certain aspects of our services, infringe upon our rights, or to obtain and use information that we regard as proprietary. Policing such unauthorized use of our proprietary rights is often very difficult, and therefore, we are unable to guarantee that the steps we have taken will prevent misappropriation of our proprietary software/technology or that the agreements entered into for that purpose will be effective or enforceable in all instances. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our results of operations or financial condition. Our registrations and/or applications for trademarks, copyrights, and patents could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with maximum protection or meaningful advantage. Managing any such challenges, even if they lack merit, could: (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing or using software or applications that incorporate the challenged intellectual property; (iii) require us to redesign our software or applications, if feasible; (iv) divert management’s attention and resources; and (v) require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies. Furthermore, the laws of certain foreign countries in which we do business or contemplate doing business in the future may not protect intellectual property rights to the same extent as do the laws of the United States or Puerto Rico. Adverse determinations in judicial or administrative proceedings related to intellectual property or licenses could prevent us from selling our services and products, or prevent us from preventing others from selling competing services, impose liability costs on us, or result in a non-favorable settlement, all of which could result in a material adverse effect on our business, financial condition and results of operations.

The ability to recruit, retain and develop qualified personnel is critical to our success and growth.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide ranging set of expertise and intellectual capital. For us to successfully compete and grow, we must retain, recruit and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Recruiting and retaining qualified personnel in Puerto Rico is particularly challenging, given the poor state of the Puerto Rican economy and the increased emigration of Puerto Ricans following Hurricanes Irma and Maria. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure you that key personnel, including executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on us.

Failure to comply with U.S. state and federal antitrust requirements, or the Puerto Rico Anti-Monopoly Act, and government investigations into our compliance, could adversely affect our business.

Due to our ownership of the ATH network and our merchant acquiring and payment services business in Puerto Rico, we are involved in a significant percentage of the debit and credit card transactions conducted in Puerto Rico each day. We have in the past been subject to regulatory investigations and any future regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with U.S. state and federal antitrust requirements could potentially have a material adverse effect on our reputation and business.

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

The grant contains customary commitments, conditions and representations that EVERTEC Group is required to comply with in order to maintain the grant. The more significant commitments include: (i) maintaining at least 750 employees in EVERTEC Group’s Puerto Rico data processing operations during 2012 and at least 700 employees for the remaining years of the grant, (ii) investing at least $200.0 million in building, machinery, equipment or computer programs to be used in Puerto Rico during the effective term of the grant (to be made over four year capital investment cycles in $50.0 million increments), (iii) an additional best efforts capital investments requirement of $75.0 million by December 31, 2026 (to be made over four year capital investment cycles in $20.0 million the first three increments and $15.0 million the last increment); and (iv) 80% of EVERTEC Group employees must be residents of Puerto Rico. Failure to meet the requirements could result, among other things, in reductions in the benefits of the grant, tax penalties, other payment obligations or revocation of the grant in its entirety, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Structure, Governance and Stock Exchange Listing

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operations or significant assets other than the ownership of 100% of the membership interest of Holdings, which in turn has no significant assets other than ownership of 100% of the membership interest of EVERTEC Group. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our existing senior secured credit facilities and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. We are prohibited from paying any cash dividend on our common stock unless we satisfy certain conditions. The senior secured credit facilities also include limitations on the ability of our subsidiaries to pay dividends to us. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends or make distributions or loans or enable us to pay any dividends on our common stock or other obligations.

As a publicly traded company, we are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the Dodd-Frank Act, and related regulations implemented by the SEC, have substantially increased legal and financial compliance costs. We expect that our ongoing compliance with applicable laws and regulations, including the Exchange Act, the Dodd-Frank Act, and the Sarbanes-Oxley Act, will involve significant and potentially increasing costs. In particular, we must annually evaluate our internal controls systems to allow management to report on our internal controls. We must perform the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and, when applicable, auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If we are not able to continue to satisfy the requirements of the Exchange Act, the Dodd-Frank Act, and the Sarbanes-Oxley Act, we may default on our credit facility and be subject to sanctions or investigation by regulatory authorities, including the SEC. Any action of this type could adversely affect our financial condition, results of operations, and investors’ confidence in our company, and could cause our stock price to decline.

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

In addition, the stock market has experienced significant price and volume fluctuations historically and particularly in late 2018 and early 2019. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce our share price.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 72,378,710 are outstanding as of December 31, 2018. All of these shares, other than the 11,654,803 shares held by Popular and the shares held by our officers and directors, are freely transferable without restriction or further registration under the Securities Act.

In addition, we have filed a Form S-8 under the Securities Act covering 12,089,382 shares of our common stock reserved for issuance under our Carib Holdings, Inc. 2010 Equity Incentive Plan (the "2010 Plan"), and our EVERTEC, Inc. 2013 Equity Incentive plan (the "2013 Plan") and certain options and restricted stock granted outside of these plans (which we refer to as the Equity Plans), but subject to the terms and conditions of the 2010 Plan. Accordingly, shares of our common stock registered under such registration statement may become available for sale in the open market upon grants under the Equity Incentive Plans, subject to vesting restrictions and Rule 144 limitations applicable to our affiliates.

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

Popular has the right to nominate two members of our Board and, therefore, may be able to influence our decisions. The interests of Popular could conflict with your interests as a holder of our common stock. For example, the concentration of ownership held by Popular, the terms of the Stockholder Agreement and our organizational documents (including Popular’s quorum rights and consent rights over amendments to our bylaws) and Popular’s right to terminate certain of its agreements with us in certain situations upon a change of control of EVERTEC Group, could delay, defer or prevent certain significant corporate actions that you as a stockholder may otherwise view favorably, including a change of control of us (whether by merger, takeover or other business combination). See “Certain Relationships and Related Party Transactions” in EVERTEC’s proxy statement for a description of the circumstances under which Popular may terminate certain of its agreements with us. A sale of a substantial number of shares of stock in the future by Popular could cause our stock price to decline.

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

Our issuance of shares of preferred stock could delay or prevent a change in control of us. Our Board has authority to issue shares of preferred stock, subject to the approval of at least one director nominated by Popular for so long as Popular, together with its respective affiliates, owns at least 10% of our outstanding common stock. Our Board may issue preferred stock in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. In addition, Popular, under and subject to the Stockholder Agreement and our organizational documents, will retain significant influence over matters requiring board or stockholder approval, including the election of directors. Together, our amended and restated certificate of incorporation, bylaws and Stockholder Agreement could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock owned by Popular and its individual right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Risks Related to Our Indebtedness

Despite our high indebtedness level, we and our subsidiaries still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. Although the agreement setting forth the terms of our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $97.9 million which was available for borrowing under our revolving credit facility as of December 31, 2018, the terms of the senior secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

If we are unable to comply with covenants in our debt instruments that limit our flexibility in operating our business, or obligate us to take action such as deliver financial reports, we may default under our debt instruments and our indebtedness may become due.

The agreement setting forth the terms of the senior secured credit facilities contain, and any future indebtedness we incur may contain, various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	grant liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the covenants in the senior secured credit facilities require us to maintain a maximum total secured net leverage ratio and also limit our capital expenditures. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of our revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our senior secured credit facilities and we may not have sufficient assets to repay our unsecured indebtedness thereafter. As a result, our common stock could become worthless.

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

Discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the volatility of LIBOR rates, liquidity, our access to funding required to operate our business, our ability to hedge our interest rate risk, or the trading market for our existing senior secured credit facilities.
At December 31, 2018, we had $545.0 million of borrowings under our senior secured credit facilities that bore interest at LIBOR plus an applicable margin. Together with the administrative agent for those facilities, we may replace LIBOR with a comparable or successor rate in a manner that gives due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities.  The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our senior secured credit facilities to be materially different than expected.  We may choose in the future to pursue amendments to our senior secured credit facilities to provide for a comparable or successor rate, but we can give no assurance that we will be able to reach agreement with our lenders on any such amendments.

At December 31, 2018, we also had two interest rate swap agreements which are designed to protect us from changes in interest rates. If LIBOR becomes unavailable and market quotations for specified inter-bank lending are not available, it is unclear how payments under such agreements would be calculated, which could cause these agreements to no longer offer us the protection we expect. Relevant industry groups are seeking to create a standard protocol addressing the expected discontinuation of LIBOR, to which parties to then-existing swaps will be able to adhere. There can be no assurance that such a protocol will be developed or that our swap counterparties will adhere to it. It is uncertain whether amending our then-existing swap agreements may provide us with effective protection from changes in the then-applicable interest rate on our senior secured credit facility indebtedness or other indebtedness. Similarly, while industry groups have announced that they anticipate amending standard documentation to facilitate a market in swaps on one or more successor rates to LIBOR, it is uncertain whether and to what extent a market for interest rate swaps on the successor rate selected for our senior secured credit facility indebtedness or other indebtedness will develop, which may affect our ability to effectively hedge our interest rate exposure.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Our principal operations are conducted in Puerto Rico. Our principal executive offices are leased and located at Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico 00926.
We own one property in Costa Rica, in the province of San Jose, which is used by our Costa Rican subsidiary for its payment services business. We also lease space in 12 other locations across Latin America and the Caribbean, including various data centers and office facilities to meet our sales and operating needs. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the symbol "EVTC".
Dividends
On July 26, 2018, the Company’s Board of Directors ("Board") voted to reinstate a quarterly dividend on the Company's common stock, which had been suspended since November of 2017. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. The covenants of our senior secured credit facilities may limit our ability to pay dividends on our common stock and limit the ability of our subsidiaries to pay dividends to us if we do not meet required performance metrics contained in our debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Obligations.”
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

Issuer Purchases of Equity Securities

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
11/1/2018-11/30/2018	89,439	$26.833	89,439
12/1/2018-12/31/2018	277,964	27.341	277,964
Total	367,403	$27.217	367,403	$62,345,700

(1)
On February 17, 2016, the Company announced that its Board approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December 31, 2017. On November 2, 2017, the Company's Board approved an extension to the expiration date of the current stock repurchase program to December 31, 2020.

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

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders (1)	2,036,163	$0.00	5,904,356
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The Company's equity plans were approved by the two sole stockholder's prior to the Company's initial public offering, Apollo and Popular.
Stock Performance Graph
The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act of 1933 or the Exchange Act.
The following graph shows a comparison from April 12, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2018 of the cumulative total return for our common stock, the S&P 500 Index and the S&P Technology Index. The graph assumes that $100 was invested on April 12, 2013 in our common stock and each index and that all dividends were reinvested.
Note that historical stock price performance is not necessarily indicative of future stock price performance.
Comparison of sixty-nine months cumulative total return of EVERTEC Inc.

$320
$295
$270
$245
$220
$195
$170
$145
$120
$95
$70
4/12/13
6/28/13
9/30/13
12/31/13
3/31/14
6/30/14
9/30/14
12/31/14
3/31/15
6/30/15
9/30/15
12/31/15
3/31/16
6/30/16
9/30/16
12/30/16
3/31/17
6/30/17
9/29/17
12/29/17
3/29/18
6/29/18
9/28/18
12/31/18
EVERTEC, Inc.
S&P 500
S&P Information Technology

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 have been derived from the audited consolidated financial statements of EVERTEC, included in our Annual Reports on Form 10-K.

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

	Year ended December 31,
(Dollar amounts in thousands, except per share data)	2018	2017	2016	2015	2014
Statements of Income Data:
Revenues	$453,869	$407,144	$389,507	$373,528	$361,788
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	196,957	200,650	175,809	167,916	157,537
Selling, general and administrative expenses	68,717	56,161	46,986	37,278	41,276
Depreciation and amortization	63,067	64,250	59,567	64,974	65,988
Total operating costs and expenses	328,741	321,061	282,362	270,168	264,801
Income from operations	125,128	86,083	107,145	103,360	96,987
Interest income	787	716	377	495	328
Interest expense	(30,044)	(29,861)	(24,617)	(24,266)	(25,772)
Earnings (losses) of equity method investment	692	604	(52)	147	1,140
Other income, net	2,602	2,657	544	2,306	2,375
Income before income taxes	99,165	60,199	83,397	82,042	75,058
Income tax expense (benefit)	12,596	4,780	8,271	(3,335)	8,901
Net income	86,569	55,419	75,126	85,377	66,157
Less: Net income attributable to non-controlling interest	299	365	90	—	—
Net income attributable to EVERTEC, Inc.’s common stockholders	$86,270	$55,054	$75,036	$85,377	$66,157
Net income per common share—basic	$1.19	$0.76	$1.01	$1.11	$0.84
Net income per common share—diluted	$1.16	$0.76	$1.01	$1.11	$0.84
Cash dividends declared per common share	$0.10	$0.30	$0.40	$0.40	$0.40

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$69,973	$50,423	$51,920	$28,747	$32,114
Total assets	927,292	902,788	885,662	863,654	885,321
Total long-term liabilities	574,981	607,596	648,324	662,939	691,085
Total debt	538,606	616,740	650,759	662,699	681,240
Total equity	215,606	147,976	108,175	98,214	94,840

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the years ended December 31, 2018, 2017 and 2016 and (ii) the financial condition as of December 31, 2018 and 2017. See Note 1 of the Notes to Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is a leading full-service transaction processing business in Latin America and the Caribbean, providing a broad range of merchant acquiring, payment services and business process management services. According to the August 2018 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to provide competitve products;

•	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;

•	Our ability to serve customers with disparate operations in several geographies with technology solutions that enable them to manage their business as one enterprise; and

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

Separation from and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of, the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, and several related agreements with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to use EVERTEC services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with those of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement. As of December 31, 2018, Popular retained a 16.1% interest in EVERTEC.

Our MSA with Popular has an initial term that ends in 2025. For 2018, we derived approximately 41% of our revenue from such contract, which makes the MSA our most significant client contract. We anticipate that we will enter into a negotiation with Popular prior to the expiration of the initial term of the MSA. We cannot be certain that we will be able to negotiate an extension to the MSA. In addition, even if we are able to negotiate an extension of the MSA, any new master services agreement may be materially different from the existing MSA. Further, the anticipated negotiation of the MSA extension may result in Popular obtaining significant concessions from us with respect to pricing and other key terms, both in respect of the current term and any extension of the MSA, particularly as we approach 2025. See “Item 1A. Risk Factors—Risks Related to Our Business—We expect to continue to derive a significant portion of our revenue from Popular."

2018 Developments

On July 26, 2018, the Company’s Board of Directors ("Board") voted to reinstate a quarterly dividend on the Company's common stock, which had been suspended since November of 2017, and declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The Board also declared a dividend on October 25, 2018. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

On November 27, 2018, EVERTEC and EVERTEC Group, entered into a credit agreement setting forth the terms of the senior secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023, a $325.0 million term loan B facility that matures on November 27, 2024 and a $125.0 million revolving credit facility that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and line of credit issuer. The net proceeds received from this transaction, together with other cash available to EVERTEC Group, were used, among other things, to refinance EVERTEC Group’s previous senior secured credit facilities, which consisted of a $191.4 million term A loan facility and a $379.0 million term B loan facility.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, and that this ongoing shift will continue to generate growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. We also benefit from the trend for financial institutions and government agencies to outsource technology systems and processes. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate.

On June 30, 2016, the U.S. President signed into law PROMESA. PROMESA establishes a fiscal oversight and the Oversight Board comprised of seven voting members appointed by the President. The Oversight Board has broad budgetary and financial powers over Puerto Rico’s budget, laws, financial plans and regulations, including the power to approve restructuring agreements with creditors, file petitions for restructuring and reform the electronic system for the tax collection. The Oversight Board has ultimate authority in preparing the Puerto Rico government’s budget and any issuance of future debt by the government and its instrumentalities. In addition, PROMESA imposes an automatic stay on all litigation against Puerto Rico and its instrumentalities, as well as any other judicial or administrative actions or proceedings to enforce or collect claims against the Puerto Rico government. On May 1, 2017, the automatic stay expired. Promptly after the expiration of the stay, creditors of the Puerto Rico government filed various lawsuits involving defaults on more than $70 billion of bonds issued by Puerto Rico, having failed to reach a negotiated settlement on such defaults with the Puerto Rico government during the period of the automatic stay. On May 3, 2017, the Oversight Board filed a voluntary petition of relief on behalf of the Commonwealth pursuant to Title III of PROMESA for the restructuring of the Commonwealth’s debt. Subsequently, the Oversight Board filed voluntary petitions of relief pursuant to Title III of PROMESA on behalf certain public corporations and instrumentalities. Title III is an in-court debt restructuring proceeding similar to protections afforded debtors under Chapter 11 of the United States Code (the “Bankruptcy Code”); the Bankruptcy Code is not available to the Commonwealth or its instrumentalities.

As the solution to the Puerto Rican government’s debt crisis remains unclear, we continue to carefully monitor our receivables with the government as well as monitor general economic trends to understand the impact the crisis has on the economy of Puerto Rico and our card payment volumes. To date our receivables with the Puerto Rican government and overall payment transaction volumes have not been significantly affected by the debt crisis; however; we remain cautious.

In the aftermath of the 2017 hurricanes, economic activity and consumer spending in Puerto Rico and the Virgin Islands has been erratic. For the year ended December 31, 2018, we experienced elevated sales volumes as consumers and businesses spent on hurricane recovery and rebuilding activities. This spending increased our merchant acquiring revenues and we believe our elevated sales volume was in large part driven by a stimulus of relief funding and private insurance proceeds received by consumers and businesses. We believe that this pattern will likely continue through 2019 as incremental insurance and relief funds are projected to be received by consumers and businesses.

In addition to the macroeconomic trends described above, management currently estimates that we will continue to experience a revenue attrition in Latin America of approximately $3 million to $5 million for previously disclosed migrations anticipated in 2019. Clients’ decision to migrate, which were made prior to 2015, were driven by a variety of historical factors, including primarily a desire to enhance customer service experience. Management believes that these customer decisions are unlikely to change; however, the timing of the migration is subject to change based on each customer’s conversion schedule.

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

Revenue recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification ("ASC') 606, Revenue from Contracts with Customers, which provide guidance on the recognition, presentation, and disclosure of revenue from contracts with customers in consolidated financial statements.

The Company recognizes revenue when (or as) control of goods or services are transferred to a customer. The transfer of control occurs when the customer can direct the use of and receive substantially all the benefits from the transferred good or service. Therefore, revenue is recognized over time (typically for services) or at a point in time (typically for goods).

The assessment of revenue recognition is performed by the Company based on the five-step model established in Topic 606, as follows: Step 1: Identify the contract with customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price to the performance obligations in the contract; and Step 5: Recognize revenue when or as the entity satisfies a performance obligation.

At contract inception, the Company evaluates whether the contract (i) is legally enforceable; (ii) approved by both parties; (iii) properly defines rights and obligations of the parties, including payment terms; (iv) has commercial substance; and (v) collection of substantially all consideration entitled is probable, before proceeding with the assessment of revenue recognition. If any of these requirements is not met, the contract does not exist for purposes of the model and any consideration received is recorded as a liability. A reassessment may be performed in a later date upon change in facts and circumstances. The Company also evaluates within this step if contracts issued within a period of 6 months with the same customer should be accounted for as a single contract. The Company’s contracts with customers may be modified through amendments, change requests and waivers. Upon receipt, modifications of contracts with customers are evaluated to determine if must be accounted for: (i) as a separate contract, (ii) a cumulative catch-up, or (iii) as a termination and creation of a new contract. Contract modifications must also comply with the requirements to determine if a contract with a customer exists for accounting purposes.

To identify performance obligations within contracts with customers, the Company first identifies all the promises in the contract (i.e., explicit and implicit). This includes the customer’s options to acquire additional goods or services for free or at a discount in exchange for an upfront payment. Then, the Company proceeds to exclude the immaterial promises from the assessment of identifying performance obligations; and to evaluate if customer’s options to acquire additional goods or services represent a material right based on corporate’s defined thresholds (i.e., equal or lower than 20%), to determine if they must be included in the assessment. The Company may exclude as immaterial promises, the promises with a transaction price equal or lower than 10 percent of the total contract value.
After excluding immaterial promises and options not considered a material right, the Company assesses if each material good or service (or bundle of goods or services) is distinct in nature (i.e., the customer can benefit from the good or service on its own or together with other readily available resources), and is capable of being distinct in the context of the contract (i.e., the promise to transfer the good or service is separately identifiable from other promises in the contract). A distinct good or service (or bundle of goods or services) constitutes a performance obligation.
The Company also applies the series guidance to distinct goods or services (either with a specified quantity of goods or services or a stand-ready service), with an over time revenue recognition, to determine whether they should be accounted for as a single performance obligation. These distinct goods or services are recognized as a single performance obligation when their nature and timely increments are substantially the same and have the same pattern of transfer to the customer (i.e., the distinct goods or services within the series use the same method to measure progress towards complete satisfaction). To determine if a performance obligation should be recognized over time, one or more of the following criteria must be met: (1) the customer simultaneously receives and consumes the benefits as the Company performs (i.e., routine or recurring services); (2) the customer controls the asset as the entity creates or enhances it (i.e., asset on customer’s site); or (3) the Company’s performance does not create an asset for which the Company has an alternative use and there is a right to payment for performance to date (i.e., asset built to order). Performance obligations that do not meet the over time criteria are recognized at a point in time.
In addition, in Step 2 of the model, the Company evaluates whether the practical expedient of right-to-invoice applies. If this practical expedient is applicable, steps 3, 4 and 5 are waived. For this practical expedient to apply, the right to consideration must correspond directly with the value received by the customer for the Company’s performance to date, no significant up-front payments or retroactive adjustments must exist, and specified minimums must be deemed non-substantive at the contract level. If the contract with the customer has multiple performance obligations and the practical expedient of right-to-invoice does not apply, the Company proceeds to determine the transaction price and allocate it on a stand-alone selling price basis among the different performance obligations identified in the Step 2.
The Company generally applies the expected cost-plus margin approach to determine the stand-alone selling price at the performance obligation level. In addition, for performance obligations that are satisfied over time and the right to invoice practical expedient is not available, the Company determines a method to measure progress (i.e., input or output method) based on current facts and circumstances. When these performance obligations have variable consideration within its transaction price and are part of a series, the Company allocates the variable consideration to each time increment.
As part of the revenue recognition analysis, when another party is involved in providing goods or services to a customer, the Company evaluates, for each performance obligation, whether is providing the goods or services itself (i.e., as principal), or if it is only arranging on behalf of the other party. The Company acts as principal if it controls the specified good or service before that good or service is transferred to a customer. To determine if the Company acts as an agent, the Company considers indicators, such as: (i) the responsibility to fulfill a promise; (ii) the inventory risk; and (iii) the price determination.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually, or more often if events or circumstances indicate there may be impairment.

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. With the early adoption in December 2017 of the accounting standards update that simplifies the goodwill impairment test, the quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party valuator may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2018, 2017 and 2016, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with definitive useful lives are amortized using the straight-line method or accelerated methods. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Other identifiable intangible assets with definitive useful lives include customer relationships, trademarks, software packages and a non-compete agreement. Customer relationships were valued using the excess earnings method under the income approach. Trademark assets were valued using the relief-from-royalty method under the income approach. Internally developed software packages, which include capitalized software development costs, are recorded at cost, while software packages acquired as part of a business combination were valued using the relief-from-royalty method under the income approach. The non-compete agreement was valued based on the estimated impact that theoretical competition would have on revenues and expenses.

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

Results of Operations

	Year ended December 31,
(In thousands)	2018	2017	2016	Variance 2018 vs. 2017		Variance 2017 vs. 2016

Revenues	$453,869	$407,144	$389,507	$46,725	11%	$17,637	5%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	196,957	200,650	175,809	(3,693)	(2)%	24,841	14%
Selling, general and administrative expenses	68,717	56,161	46,986	12,556	22%	9,175	20%
Depreciation and amortization	63,067	64,250	59,567	(1,183)	(2)%	4,683	8%
Total operating costs and expenses	328,741	321,061	282,362	7,680	2%	38,699	14%
Income from operations	$125,128	$86,083	$107,145	$39,045	45%	$(21,062)	(20)%

Revenues

Total revenues in 2018 increased by $46.7 million or 11% when compared with the prior year. The increase in revenues is attributable, in part, to the negative impact of the two hurricanes on 2017 results. The increase was driven by increases in ATH debit network transaction volumes and card processing volumes, a full year of revenue generated from the acquisition in the third quarter of 2017 of a business in Latin America, formerly known as PayGroup, increased volumes in our merchant acquiring business and an increase in network revenue.

Total revenues in 2017 increased by $17.6 million or 5% when compared with the prior year. The increase in revenues was driven by increases in ATH debit network transaction volumes and card processing volumes, revenue generated from the PayGroup acquisition, increased revenue from the acquisition of a printing business in the fourth quarter of 2016 and an increase in core banking revenue. Revenues in 2017 were negatively impacted by the two hurricanes that made landfall in Puerto Rico and the Caribbean in September of 2017.

Cost of revenues

Cost of revenues in 2018 decreased $3.7 million or 2% when compared with the prior year. The decrease in cost of revenue is primarily related to the impact in the prior year of charges taken for the exit activity and the impairment loss, described below. These decreases were partially offset by an increase salaries and benefits mainly related to increased headcount in connection with the acquisition of the business formerly known as PayGroup and an increase in cost of sales.

Cost of revenues in 2017 increased $24.8 million or 14% when compared with the prior year. The increase in cost of revenue is primarily related to $12.8 million in charges taken in connection with an exit activity for a third party software solution that was no longer commercially viable and a $5.0 million impairment loss related to a software asset under development. The remaining increase was primarily attributable to the acquisition of the business formerly known as PayGroup.

Selling, general and administrative

Selling, general and administrative expenses in 2018 increased $12.6 million or 22% when compared with 2017. The increase is mainly driven by an increase in share based compensation expense, added salaries from the acquisition of the business formerly known as PayGroup, $3.5 million in expenses incurred in connection with the Company's refinancing of outstanding long-term debt and an increase in professional fees.

Selling, general and administrative expenses in 2017 increased $9.2 million when compared with 2016. The increase is primarily related to an increase in share based compensation, expenses related to the PayGroup acquisition and an increase in payroll and other taxes in our Latin America operations.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.2 million in 2018 compared to 2017 primarily driven by lower amortization from software packages related to software that became fully amortized during the year.

Depreciation and amortization expense increased by $4.7 million in 2017 compared to 2016 mainly related to an increase in amortization expense related to intangible assets acquired as part of business combinations completed in the prior and current year.

Non-operating income (expenses)

	Year ended December 31,
(In thousands)	2018	2017	2016	Variance 2018 vs. 2017		Variance 2017 vs. 2016

Interest income	$787	$716	$377	$71	10%	$339	90%
Interest expense	(30,044)	(29,861)	(24,617)	(183)	1%	(5,244)	21%
Earnings (losses) of equity method investment	692	604	(52)	88	15%	656	(1,262)%
Other income, net	2,602	2,657	544	(55)	(2)%	2,113	388%
Total non-operating expenses	$(25,963)	$(25,884)	$(23,748)	(79)	—%	(2,136)	9%

Total non-operating expenses in 2018 remained relatively flat at $26.0 million when compared to 2017 . Other income, net is comprised of $2.7 million in foreign currency transaction gains, $1.8 million from federal relief funds received in connection with wages paid in the aftermath of hurricane Maria, partially offset by a $2.6 million loss on extinguishment of debt.

Total non-operating expenses in 2017 increased $2.1 million or 9% when compared to 2016 . Interest expense increased by $5.2 million primarily as a result of an amendment to the Company's outstanding credit agreement in 2017 which was completed in the fourth quarter of 2016 coupled with an increased LIBOR and increased interest expense from the commencement of the fixed interest rate swap. This increase was partially offset by an increase in foreign exchange gains and an increase in earnings from our equity method investment.

Income tax expense

	Year ended December 31,
(In thousands)	2018	2017	2016	Variance 2018 vs. 2017		Variance 2017 vs. 2016
Income tax expense	$12,596	$4,780	$8,271	7,816	164%	(3,491)	(42)%

Income tax expense in 2018 increased by $7.8 million to $12.6 million. The effective tax rate in 2018 was approximately 13%. The increase in income tax expense was mainly due to the impact on the prior year of the reversal of a tax liability related to an uncertain tax position for which the statute of limitations expired and an increase in taxable income from our Latin America operations, including the impact of a full year of taxable income from the acquisition of the business formerly known as PayGroup.

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

In addition to the four operating segments described above, Management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These areas could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these areas are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

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
See Note 23 of the Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for the reconciliation of EBITDA to consolidated net income.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Year ended December 31,
(In thousands)	2018	2017	2016
Revenues	$114,119	$101,687	$99,680
Adjusted EBITDA	75,104	58,534	63,086

Payment Services - Puerto Rico & Caribbean revenues in 2018 increased $12.4 million when compared with 2017. The increase in revenues primarily reflects revenue growth over the hurricane impacted results in the prior year, driven mainly by increased volumes. Adjusted EBITDA increased $16.6 million, primarily as a result of the higher revenue, as well as the impact in the prior year of an impairment charge of a software asset under development.

Payment Services - Puerto Rico & Caribbean revenues in 2017 increased $2.0 million when compared with 2016. Revenue growth reflected increases in ATH debit network transaction volumes and card processing volumes. Adjusted EBITDA decreased $4.6 million, mainly a result of the impairment charge taken related to a software asset under development and reduced revenues related to the hurricanes.

Payment Services - Latin America

	Year ended December 31,
(In thousands)	2018	2017	2016
Revenues	$80,899	$62,702	$47,162
Adjusted EBITDA	27,727	17,558	15,354

Payment Services - Latin America revenues increased $18.2 million in 2018 driven by a full year of revenues from the acquisition of the business formerly known as PayGroup coupled with increased revenues from card products. Revenues from this segment also includes intercompany software sale and developments from Payment Services- Latin America to Payment Services- Puerto Rico & Caribbean. Adjusted EBITDA increased $10.2 million mainly driven by revenue contribution from the acquisition of the business formerly known as PayGroup at a lower margin, as well as, the previously mentioned intercompany software sales and developments.

Payment Services - Latin America revenues in 2017 increased $15.5 million driven mainly by added revenues from the PayGroup acquisition. Adjusted EBITDA increased $2.2 million mainly driven by increased transaction growth as well as contribution from our PayGroup acquisition at a lower margin, both of which were partially offset by customer attrition.

Merchant Acquiring

	Year ended December 31,
(In thousands)	2018	2017	2016
Revenues	$99,655	$85,778	$91,248
Adjusted EBITDA	46,516	37,497	41,629

Merchant acquiring segment revenue increased $13.9 million to $99.7 million in 2018. The primary growth drivers in 2018 were increased volumes favorably impacted by higher spending related to post-hurricane recovery activities. Adjusted EBITDA increased by $9.0 million mainly due to the factors above described for revenues coupled with a favorable revenue mix that improved margins.

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

Business Solutions

	Year ended December 31,
(In thousands)	2018	2017	2016
Revenues	$197,602	$189,077	$184,276
Adjusted EBITDA	87,813	86,790	89,239

Business solutions revenue was $197.6 million in 2018, an increase of $8.5 million when compared with the prior year, mainly driven by higher revenues from Popular coupled with increased hardware sales and increased revenues from our printing business. Adjusted EBITDA increased by $1.0 million mainly due to increases in lower margin revenue.

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

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $125.0 million revolving credit facility, of which $97.9 million was available as of December 31, 2018. The Company issues letters of credit against our revolving credit facility which reduce our availability of funds to be drawn.

At December 31, 2018, we had cash and cash equivalents of $70.0 million, of which $50.3 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico and, based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries, refer to "Financial Obligations" section for further details.

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

Comparison of the years ended December 31, 2018 and 2017

The following table presents our cash flows from operations for the years ended December 31, 2018 and 2017:

	Years ended December 31,
(In thousands)	2018	2017
Cash provided by operating activities	$172,734	$145,786
Cash used in investing activities	(41,300)	(76,268)
Cash used in financing activities	(105,055)	(69,183)
Increase in cash, cash equivalents and restricted cash	$26,379	$335
Net cash provided by operating activities for the year ended December 31, 2018 was $172.7 million, an increase of $26.9 million compared with 2017. The increase in cash provided by operating activities was primarily driven by the increase in net income.
Net cash used in investing activities decreased by $35.0 million to $41.3 million. The decrease was mainly attributable to the completion in the prior year of the purchase of the business formerly known as PayGroup. Capital expenditures in 2018 amounted to $41.3 million compared with $33.5 million in 2017.
Net cash used in financing activities for the year ended December 31, 2018 amounted to $105.1 million, an increase of $35.9 million when compared with the prior year. The increase is mainly a result of the repayment of long-term debt concurrent with the issuance of new debt under the 2018 Credit Agreement, which was partially offset by lower dividends paid.

Comparison of the years ended December 31, 2017 and 2016
The following table presents our cash flows from operations for the years ended December 31, 2017 and 2016:

	Years ended December 31,
(In thousands)	2017	2016
Cash provided by operating activities	$145,786	$168,054
Cash used in investing activities	(76,268)	(57,788)
Cash used in financing activities	(69,183)	(90,798)
Increase in cash, cash equivalents and restricted cash	$335	$19,468
Net cash provided by operating activities for the year ended December 31, 2017 was $145.8 million, a decrease of $22.3 million compared with 2016. The decrease in cash provided by operating activities was primarily driven by a decrease in net income.
Net cash used in investing activities increased by $18.5 million to $76.3 million. The increase was mainly attributable to the completion of the purchase of PayGroup during the third quarter of 2017.
Net cash used in financing activities for the year ended December 31, 2017 amounted to $69.2 million, a decrease of $21.6 million when compared with the prior year. The decrease is driven by less cash used for stock repurchases and dividend payments.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed), additions to property and equipment and acquisitions. We invested approximately $41.3 million, $33.5 million, and $42.3 million on capital expenditures for hardware and computer software and property and equipment for the years ended December 31, 2018, 2017 and 2016, respectively. In terms of acquisitions, in 2017, we completed the purchase of PayGroup for $42.8 million, while in 2016, we completed the purchase of Processa for $5.9 million and Accuprint for $9.7 million. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

On July 26, 2018, the Company’s Board voted to reinstate a quarterly dividend on the Company's common stock, which had been suspended since November of 2017. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. Refer to the table below for details regarding our dividends in 2018 and 2017:

Declaration Date	Record Date	Payment Date	Dividend per share
February 17, 2017	March 1, 2017	March 20, 2017	0.10
April 27, 2017	May 8, 2017	June 9, 2017	0.10
July 25, 2017	August 7, 2017	September 8, 2017	0.10
July 26, 2018	August 6, 2018	September 7, 2018	0.05
October 25, 2018	November 5, 2018	December 7, 2018	0.05

Stock Repurchase

During 2018, the Company repurchased 367,403 shares of the Company’s common stock at a cost of $10.0 million. The Company funded such repurchase with cash on hand and borrowings under the existing revolving credit facility.

During 2017, the Company repurchased 465,240 shares of the Company’s common stock at a cost of $7.7 million. The Company funded such repurchase with cash on hand and borrowings under the existing revolving credit facility.

During 2016, the Company repurchased 2,504,427 shares of the Company’s common stock at a cost of $39.9 million. The Company funded the repurchase with cash on hand and borrowings under the existing revolving credit facility.

Repurchases may be accomplished through open market transactions, privately negotiated transactions, accelerated share repurchase programs and other means.

Financial Obligations

2018 Senior Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement setting forth the terms of the senior secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 ("2023 Term A"), a $325.0 million term loan B facility that matures on November 27, 2024 ("2024 Term B") and a $125.0 million revolving credit facility (the "Revolving Credit Facility") that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”). The material terms and conditions of the senior secured credit facilities are summarized below.

Scheduled Amortization Payments

The 2023 Term A provides for amortization in the amount of 1.25% of the original principal amount of the 2023 Term A during each of the first twelve quarters starting from the quarter ending March 31, 2019, 1.875% during each of the four subsequent quarters and 2.50% during each of the final three quarters, with the balance payable on the final maturity date.

The 2024 Term B provides for quarterly amortization payments totaling 1.00% per annum of the original principal amount of the 2024 Term B, with the balance payable on the final maturity date.

Voluntary Prepayments and Reduction and Termination of Commitments

The terms of the 2018 senior secured credit facilities allow EVERTEC Group to prepay loans and permanently reduce the loan commitments under the senior secured credit facilities at any time, subject to the payment of customary LIBOR breakage costs, if any, provided that, in connection with certain refinancing or repricing of the 2024 Term B on or prior to the date which is six months after the closing date of the 2018 Credit Agreement, a prepayment premium of 1.00% will be required.

Additionally, the terms of the facilities require mandatory repayment of outstanding principal balances based on a percentage of excess cash flow provided that no such prepayment shall be due if the resulting amount of the excess cash flow times the applicable percentage is less than $10 million.

Interest

The interest rates under the 2023 Term A and revolving credit facility are based on, at EVERTEC Group’s option, (a) adjusted LIBOR plus an interest margin of 2.25% or (b) the greater of (i) Bank of America’s “prime rate,” (ii) the Federal Funds Effective Rate plus 0.5% and (iii) adjusted LIBOR plus 1.0% (“ABR”) plus an interest margin of 1.25%. The interest rates under the 2024 Term B are based on, at EVERTEC Group’s option, (a) adjusted LIBOR plus an interest margin of 3.50% or (b) ABR plus an interest margin of 2.50%. The interest margins under the 2023 Term A and Revolving Facility are subject to reduction based on achievement of specified total secured net leverage ratio.

Guarantees and Collateral

EVERTEC Group’s obligations under the senior secured credit facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly-owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

Subject to certain exceptions, the senior secured credit facilities are secured to the extent legally permissible by substantially all of the assets of (1) EVERTEC, including a perfected pledge of all of the limited liability company interests of EVERTEC Intermediate Holdings, LLC (“Holdings”), (2) Holdings, including a perfected pledge of all of the limited liability company interests of EVERTEC Group and (3) EVERTEC Group and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by EVERTEC Group or any guarantor and (b) a perfected security interest in substantially all tangible and intangible assets of EVERTEC Group and each guarantor.

Covenants

The senior secured credit facilities contain affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants in the senior secured credit facilities include, among other things, limitations (subject to exceptions) on the ability of EVERTEC and its restricted subsidiaries to:

•	declare dividends and make other distributions;

•	redeem or repurchase capital stock;

•	grant liens;

•	make loans or investments (including acquisitions);

•	merge or enter into acquisitions;

•	sell assets;

•	enter into any sale or lease-back transactions;

•	incur additional indebtedness;

•	prepay, redeem or repurchase certain indebtedness;

•	modify the terms of certain debt;

•	restrict dividends from subsidiaries;

•	change the business of EVERTEC or its subsidiaries; and

•	enter into transactions with their affiliates.

In addition, the 2023 Term A and the Revolving Credit Facility require EVERTEC to maintain a maximum total secured net leverage ratio of 4.25 to 1.00 for any quarter ending on or prior to September 30, 2020 and for fiscal quarters ending thereafter, 4.00 to 1.00.

Concurrently with the execution of the 2018 Credit Agreement, the Company terminated the 2013 Credit Agreement. The net proceeds received by EVERTEC Group from the senior secured credit facilities under the 2018 Credit Agreement, together with other cash available to EVERTEC Group, were used, among other things, to refinance EVERTEC Group’s previous senior secured credit facilities, which consisted of a $191.4 million 2020 Term A and a $379.0 million Term B, under the credit agreement, dated as of April 17, 2013 and as subsequently amended, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and line of credit issuer, and the lenders party thereto. In connection with this transaction the Company recognized a loss on extinguishment of $2.6 million.

The unpaid principal balance at December 31, 2018 of the 2023 Term A Loan and the 2024 Term B Loan was $220.0 million, and $325.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at December 31, 2018 was $97.9 million. The Company issues letters of credit against the revolving credit facility which reduce the additional borrowing capacity of the revolving credit facility.

Events of Default

The events of default under the senior secured credit facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the 2018 Credit Agreement) and cross-events of default on material indebtedness.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of December 31, 2018 and 2017, the outstanding principal balance of the notes payable is $0.3 million and $1.0 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swaps

At December 31, 2018, the Company had two interest rate swap agreements, entered into in December 2015 and December 2018, which convert a portion of the interest rate payments on the Company's 2023 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for these transactions as cash flow hedges.

At December 31, 2018 and 2017, the carrying amount of the derivatives on the Company’s balance sheets is as follows:

(In thousands)	December 31, 2018	December 31, 2017
Other long-term assets	$1,683	$214
Other long-term liabilities	4,059	—

As of December 31, 2018, the Company recognized gains related to hedging activities on the Statement of Income and Comprehensive Income that offset the Company's interest expense as follows:

(In thousands)	December 31, 2018
Interest expense	$104

During the year ended December 31, 2018, the Company reclassified gains of $0.1 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $1.0 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 13 for tabular disclosure of the fair value of the derivative and to Note 15 for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

The cash flow hedges are considered highly effective.

Covenant Compliance

As of December 31, 2018, the total secured net leverage ratio was 2.30 to 1.00. As of the date of filing of this Form 10-K, no event has occurred that constitutes an Event of Default or Default.

In this Annual Report on Form 10-K, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated for purposes of determining compliance with the total secured net leverage ratio based on the financial information for the last twelve months at the end of each quarter.

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

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of ourselves and other companies in our industry. In addition, our presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the senior secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the total secured net leverage ratio. We use Adjusted Net Income to measure our overall profitability because we believe it better reflects our comparable operating performance by excluding the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

Year Ended December 31, 2018
(Dollar amounts in thousands)
Net income	$86,569
Income tax expense	12,596
Interest expense, net	29,257
Depreciation and amortization	63,067
EBITDA	191,489
Equity income (1)	(259)
Compensation and benefits (2)	13,659
Transaction, refinancing and other fees (3)	7,570
Adjusted EBITDA	212,459
Operating depreciation and amortization (4)	(29,208)
Cash interest expense, net (5)	(26,103)
Income tax expense (6)	(19,514)
Non-controlling interest (7)	(472)
Adjusted net income	$137,162
Net income per common share (GAAP):
Diluted	$1.16
Adjusted Earnings per common share (Non-GAAP):
Diluted	$1.84
Shares used in computing adjusted earnings per common share:
Diluted	74,420,110

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”), net of dividends received.

2)	Primarily represents share-based compensation and other compensation expense.

3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, recorded as part of selling, general and administrative expense and cost of revenues, as well as relief contributions related to the 2017 hurricanes.

4)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of the Merger and other from purchase accounting intangibles generated from acquisitions.

5)
Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.

6)	Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discreet items.

7)	Represents the 35% non-controlling equity interest in Evertec Colombia (formerly referred to as Processa), net of amortization for intangibles created as part of the purchase.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2018 are as follows:

	Payment due by periods
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$546,499	$14,550	$49,171	$482,778	$—
Operating leases (2)	8,463	6,924	1,539	—	—
Other long-term liabilities	317	136	181	—	—
Total	$555,279	$21,610	$50,891	$482,778	$—

(1)
Long-term debt includes principal balance of $546.0 million and the payments of cash interest (based on interest rates as of December 31, 2018 for variable rate debt) of the senior secured term loan facilities, as well as commitments fees related to the unused portion of our senior secured revolving credit facility, as required under the terms of the long-term debt agreements.

(2)
Includes certain facilities and equipment under operating leases. See Note 22 of the Notes to Audited Consolidated Financial Statements for additional information regarding operating lease obligations.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of December 31, 2018, the Company did not have any off balance sheet items.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of change in interest rates that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings, and foreign exchange risk that may result in unfavorable foreign currency translation adjustments. Market risk is the potential loss arising from adverse changes in market rates and prices.

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2018, under the senior secured credit facilities would increase our annual interest expense by approximately $3.5 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015 and December 2018, we entered into interest rate swap agreements which convert a portion of our outstanding variable rate debt to fixed.

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

Foreign currency exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the audited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At December 31, 2018, the Company had $21.6 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared to an unfavorable foreign currency translation adjustment of $11.1 million at December 31, 2017.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firms reports, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$110,274	$113,347	$112,017	$118,231
Operating costs and expenses	76,719	82,707	79,656	89,659
Income from operations	33,555	30,640	32,361	28,572
Non-operating expenses	(6,506)	(7,395)	(5,984)	(6,078)
Income before income taxes	27,049	23,245	26,377	22,494
Income tax expense	3,935	3,112	3,302	2,247
Net income	$23,114	$20,133	$23,075	$20,247
Net income attributable to EVERTEC, Inc.’s common stockholders	$23,022	$20,052	$22,997	$20,199
Net income per common share - basic	$0.32	$0.28	$0.32	$0.27
Net income per common share - diluted	$0.31	$0.27	$0.31	$0.27

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$101,280	$103,511	$102,725	$99,628
Operating costs and expenses	70,688	73,517	93,917	82,939
Income from operations	30,592	29,994	8,808	16,689
Non-operating expenses	(5,434)	(5,712)	(7,506)	(7,232)
Income before income taxes	25,158	24,282	1,302	9,457
Income tax expense (benefit)	2,020	4,068	(4,840)	3,532
Net income	$23,138	$20,214	$6,142	$5,925
Net income attributable to EVERTEC, Inc.’s common stockholders	$23,029	$20,089	$6,102	$5,834
Net income per common share - basic	$0.32	$0.28	$0.08	$0.08
Net income per common share - diluted	$0.31	$0.27	$0.08	$0.08

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 was effective.
Deloitte & Touche, LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2018, included in this Form 10-K and, as part of the audit, has issued a report, included as part of Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2018 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2018 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2018 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by Item 13 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2018 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2018 fiscal year, and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2018 and 2017

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

•	Notes to Audited Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule I—Parent Company Only Financial Statements
(3) Exhibits

Exhibit No.	Description

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

4.1
Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.9 of EVERTEC, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1 filed on March 28, 2013, File No. 333-186487)

4.2
Stockholder Agreement, dated April 17, 2012, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 99.1 of Popular, Inc.’s Current Report on Form 8-K filed on April 23, 2012, File No. 001-34084)

4.3
First Amendment to the Stockholder Agreement, dated March 27, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.10 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

4.4
Second Amendment to the Stockholder Agreement, dated June 30, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2013, File No. 001-35872)

4.5
Third Amendment to the Stockholder Agreement, dated November 13, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.5 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 17, 2014, File No. 001-35872)

10.1
Credit Agreement, dated November 27, 2018, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, swingline lender and L/C issuer, Bank of America, N.A. (solely with respect to the Term B Facility), Merrill Lynch Pierce, Fenner & Smith Incorporated (or any other registered broker-dealer wholly-owned by Bank of America Corporation to which all or substantially all of Bank of America Corporation’s or any of its subsidiaries’ investment banking, commercial lending services or related businesses may be transferred following the date of this Agreement) (solely with respect to the Term A Facility and the Revolving Credit Facility), SunTrust Robinson Humphrey, Inc., Citigroup Global Markets Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers, Bank of America, N.A. (solely with respect to the Term B Facility), Merrill Lynch Pierce, Fenner & Smith Incorporated (or any other registered broker-dealer wholly-owned by Bank of America Corporation to which all or substantially all of Bank of America Corporation’s or any of its subsidiaries’ investment banking, commercial lending services or related businesses may be transferred following the date of this Agreement) (solely with respect to the Term A Facility and the Revolving Credit Facility), SunTrust Robinson Humphrey, Inc., Citigroup Global Markets Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and FirstBank Puerto Rico and Scotiabank de Puerto Rico as co-syndication agents (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-35872)

10.2
Collateral Agreement, dated as of November 27, 2018, among EVERTEC, Inc., EVERTEC Group, LLC, each subsidiary loan party identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-35872)

10.3
Guarantee Agreement, dated as of November 27, 2018, by and among EVERTEC, Inc., EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 of EVERTEC, Inc.’s Current Report on Form 8-K filed on November 28, 2018, File No. 001-35872)

10.4++
Amended and Restated Master Service Agreement, dated as of September 30, 2010, by and among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

10.5
Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 99.4 of Popular, Inc.’s Current Report on Form 8-K filed on October 6, 2010, File No. 001-34084)

10.6
Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4 of EVERTEC Group, LLC, filed on April 14, 2011, File No. 333-173504)

10.7
IP Purchase and Sale Agreement, dated June 30, 2010, by and between Popular, Inc. (and Affiliates and Subsidiaries) and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.1 of Popular, Inc.’s Current Report on Form 8-K filed on July 8, 2010, File. No. 001-34084)

10.8
Tax Payment Agreement, dated as of April 17, 2012, by and among EVERTEC, Inc., EVERTEC Intermediate Holdings, LLC and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K of EVERTEC Group, LLC, filed on April 18, 2012, File No. 333-173504)

10.9
Stock Contribution and Exchange Agreement, dated as of April 17, 2012, by and among EVERTEC Intermediate Holdings, LLC, EVERTEC, Inc., and the holders shares of common stock of EVERTEC Intermediate Holdings, LLC (incorporated by reference to Exhibit 10.41 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.10++
Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto (incorporated by reference to Exhibit 10.48 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.11++
ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.49 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.12
Virgin Islands Services Agreement, dated as of September 15, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.13
Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.14
First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.15
Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.16
Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.17+
EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.18
Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.62 of EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.19+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers with employment agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 19, 2016, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Philip E. Steurer, and Luis A. Rodríguez) (incorporated by reference to Exhibit 10.32 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 28, 2018, File No. 001-35872)

10.20+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers without employment agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 19, 2016, by and between EVERTEC, Inc. and the executive (applicable to Miguel Vizcarrondo, Carlos Ramírez, Joaquín A. Castrillo and Paola Pérez) (incorporated by reference to Exhibit 10.33 to EVERTEC, Inc.’s Annual Report on Form 10-K on February 28, 2018, File No. 001-35872)

10.21
Share Purchase Promise Agreement (Contrato de Promesa de Compraventa de Acciones), dated as of February 17, 2017, by and among EVERTEC Group, LLC, Fondo de Inversión Privado Mater, Inversiones San Bernardo, SpA, Inversiones Supernova SpA, Inversiones y Asesonás Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedorn Hitschfeld and Inversiones Viaimaca Limitada [English Translation] (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K of EVERTEC, Inc., filed on February 22, 2017, File No. 001-35872)

10.22+
Separation Agreement and General Release, dated as of September 9, 2016, by and between EVERTECGroup, LLC and Arturo Díaz-Abramo (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’sQuarterly Report on Form 10-Q filed on November 3, 2016, File No. 001-35872)

10.23
Share Purchase Agreement (Contrato de Compraventa de Acciones), dated as of July 3, 2017, by and among EVERTEC Group, LLC, EVERTEC Panamá, S.A., Fondo de Inversión Privado Mater, Inversiones San Bernardo SpA, Asesorías e Inversiones Supernova SpA, Inversiones y Asesorías Bayona Limitada, Inversiones Hagerdorn y Morales Limitada, Christian Hagedown Hitschfeld and Inversiones Vaimaca Limitada [English Translation] (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on July 3, 2017, File No. 001-35872)

10.24+
Separation Agreement and General Release, dated as of April 24, 2017, between EVERTEC Group,LLC, EVERTEC USA, LLC and Mariana Lischner Goldvarg (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 25, 2017, File No. 001-35872)

10.25
Restricted Stock Award Agreement for grant of restricted stock to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2017, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Thomas W. Swidarski, Jorge Junquera, Alan H. Schumacher, Olga Botero, Brian J. Smith, and Teresita Loubriel) (incorporated by reference to Exhibit 10.38 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 28, 2018, File No. 001-35872)

10.26+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers with employment agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Peter J. S. Smith, Luis A. Rodríguez, Guillermo Rospigliosi, and Philip E. Steurer) (incorporated by reference to Exhibit 10.39 of EVERTEC, Inc.’s Annual Report on Form 10-K on February 28, 2018, File No. 001-35872)

10.27+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers without employment agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017, by and between EVERTEC, Inc. and the executive (applicable to Miguel Vizcarrondo and Carlos Ramírez) (filed as Exhibit 10.40 to EVERTEC, Inc.’s Annual Report on Form 10-K on February 28, 2018, File No. 001-35872)

10.28+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017 (applicable to Joaquín A. Castrillo and Paola Pérez) (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2018, File No. 001-35872)

10.29+
Restricted Stock Unit Award Agreement for special retention grant of restricted stock unit for executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated November 20, 2017, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Peter J. S. Smith, Miguel Vizcarrondo, Philip E. Steurer, Carlos Ramírez, Guillermo Rospigliosi, Luis A. Rodríguez, Joaquín A. Castrillo, and Paola Pérez) (incorporated by reference to Exhibit 10.41 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 28, 2018, File No. 001-35872)

10.30+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 28, 2018 by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Peter J.S. Smith, Miguel Vizcarrondo, Philip E. Steurer, Luis A. Rodríguez, and Paola Pérez) (incorporated by reference to Exhibit 10.4 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2018, File No. 001-35872)

10.31+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 28, 2018, by and between EVERTEC, Inc. and Joaquín A. Castrillo (incorporated by reference to Exhibit 10.4 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on October 31, 2018, File No. 001-35872)

10.32+
Restricted Stock Award Agreement for grant of restricted stock to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of May 24, 2018, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Thomas W. Swidarski, Jorge A. Junquera, Alan H. Schumacher, Olga Botero, Brian J. Smith, and Teresita Loubriel) (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2018, File No. 001-35872)

10.33*+	Employment Agreement, dated as of November 8, 2018, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr.

10.34*+	Form of EVERTEC Group, LLC Executive Severance Policy (Applicable to Joaquin A. Castrillo-Salgado, Paola Pérez, Luis A. Rodríguez, Philip E. Steurer, Guillermo Rospigliosi and Miguel Vizcarrondo)

21.1*	Subsidiaries of EVERTEC, Inc.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accountants

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**	Instance document

101.SCH XBRL**	Taxonomy Extension Schema

101.CAL XBRL**	Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Taxonomy Extension Label Linkbase

101.PRE XBRL**	Taxonomy Extension Presentation Linkbase
*    Filed herewith.
**    Furnished herewith.
+    This exhibit is a management contract or a compensatory plan or arrangement.

++	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC, Inc.

Date: February 26, 2019	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	February 26, 2019
Morgan M. Schuessler, Jr.	Officer)

/s/ Joaquin A. Castrillo-Salgado	Chief Financial Officer (Principal Financial and	February 26, 2019
Joaquin A. Castrillo-Salgado	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	February 26, 2019
Frank G. D’Angelo

/s/ Teresita Loubriel	Director	February 26, 2019
Teresita Loubriel

/s/ Alan H. Schumacher	Director	February 26, 2019
Alan H. Schumacher

/s/ Thomas W. Swidarski	Director	February 26, 2019
Thomas W. Swidarski

/s/ Jorge A. Junquera	Director	February 26, 2019
Jorge A. Junquera

/s/ Nestor O. Rivera	Director	February 26, 2019
Nestor O. Rivera

/s/ Olga M. Botero	Director	February 26, 2019
Olga M. Botero

/s/ Brian J. Smith	Director	February 26, 2019
Brian J. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EVERTEC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2019
Stamp No. E360667
affixed to original

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of EVERTEC, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
February 26, 2019
Stamp No. E360668
affixed to original

EVERTEC, Inc. Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$69,973	$50,423
Restricted cash	16,773	9,944
Accounts receivable, net	100,323	83,328
Prepaid expenses and other assets	29,124	25,011
Total current assets	216,193	168,706
Investment in equity investee	12,149	13,073
Property and equipment, net	36,763	37,924
Goodwill	394,644	398,575
Other intangible assets, net	259,269	279,961
Deferred tax asset	1,917	988
Other long-term assets	6,357	3,561
Total assets	$927,292	$902,788
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$57,006	$38,451
Accounts payable	47,272	41,135
Unearned income	11,527	7,737
Income tax payable	6,650	1,406
Current portion of long-term debt	14,250	46,487
Short-term borrowings	—	12,000
Total current liabilities	136,705	147,216
Long-term debt	524,056	557,251
Deferred tax liability	9,950	13,820
Unearned income—long-term	26,075	23,486
Other long-term liabilities	14,900	13,039
Total liabilities	711,686	754,812
Commitments and contingencies (Note 22)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,378,710 shares issued and outstanding at December 31, 2018 (December 31, 2017 - 72,393,933)	723	723
Additional paid-in capital	5,783	5,350
Accumulated earnings	228,742	148,887
Accumulated other comprehensive loss, net of tax	(23,789)	(10,848)
Total EVERTEC, Inc. stockholders’ equity	211,459	144,112
Non-controlling interest	4,147	3,864
Total equity	215,606	147,976
Total liabilities and equity	$927,292	$902,788

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2018	2017	2016

Revenues (affiliates Note 21)	$453,869	$407,144	$389,507

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	196,957	200,650	175,809
Selling, general and administrative expenses	68,717	56,161	46,986
Depreciation and amortization	63,067	64,250	59,567
Total operating costs and expenses	328,741	321,061	282,362
Income from operations	125,128	86,083	107,145
Non-operating income (expenses)
Interest income	787	716	377
Interest expense	(30,044)	(29,861)	(24,617)
Earnings (losses) of equity method investment	692	604	(52)
Other income, net	2,602	2,657	544
Total non-operating expenses	(25,963)	(25,884)	(23,748)
Income before income taxes	99,165	60,199	83,397
Income tax expense	12,596	4,780	8,271
Net income	86,569	55,419	75,126
Less: Net income attributable to non-controlling interest	299	365	90
Net income attributable to EVERTEC, Inc.’s common stockholders	86,270	55,054	75,036
Other comprehensive (loss) income, net of tax of $345, $122 and $176
Foreign currency translation adjustments	(10,564)	(635)	(3,360)
(Loss) gain on cash flow hedges	(2,377)	2,178	(1,449)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$73,329	$56,597	$70,227
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$1.19	$0.76	$1.01
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$1.16	$0.76	$1.01
Cash dividends declared per share	$0.10	$0.30	$0.40
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2015	74,988,210	$750	$9,718	$95,328	$(7,582)	$—	$98,214
Share-based compensation recognized	—	—	6,408	—	—	—	6,408
Repurchase of common stock	(2,504,427)	(25)	(15,594)	(24,327)	—	—	(39,946)
Stock options exercised, net of cashless exercise	8,393	—	(79)	—	—	—	(79)
Restricted stock grants and units delivered, net of cashless exercise	142,856	1	(471)	—	—	—	(470)
Net income	—	—	—	75,036	—	90	75,126
Non-controlling interest on acquisition	—	—	—	—	—	3,409	3,409
Cash dividends declared on common stock	—	—	—	(29,696)	—	—	(29,696)
Dividend reversal for forfeited options	—	—	18	—		—	18
Other comprehensive loss	—	—	—	—	(4,809)		(4,809)
Balance at December 31, 2016	72,635,032	726	—	116,341	(12,391)	3,499	108,175
Cumulative adjustment from the implementation of ASU 2016-09				4,203			4,203
Share-based compensation recognized	—	—	9,642	—	—	—	9,642
Repurchase of common stock	(465,240)	(5)	(2,702)	(4,964)	—	—	(7,671)
Stock options exercised, net of cashless exercise	8,798	—	(91)	—	—	—	(91)
Restricted stock grants and units delivered, net of cashless exercise	215,343	2	(1,499)	—	—	—	(1,497)
Net income	—	—	—	55,054	—	365	55,419
Cash dividends declared on common stock	—	—	—	(21,747)	—	—	(21,747)
Other comprehensive income	—	—	—	—	1,543	—	1,543
Balance at December 31, 2017	72,393,933	723	5,350	148,887	(10,848)	3,864	147,976
Cumulative adjustment from implementation of ASC 606		—	—	858	—	(16)	842
Share-based compensation recognized	—	—	12,592	—	—	—	12,592
Repurchase of common stock	(367,403)	(4)	(9,996)	—	—	—	(10,000)
Restricted stock units delivered, net of cashless	352,180	4	(2,163)	—	—	—	(2,159)
Net income	—	—	—	86,270	—	299	86,569
Cash dividends declared on common stock	—	—	—	(7,273)	—	—	(7,273)
Other comprehensive loss	—	—	—	—	(12,941)	—	(12,941)
Balance at December 31, 2018	72,378,710	$723	$5,783	$228,742	$(23,789)	$4,147	$215,606

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$86,569	$55,419	$75,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,067	64,250	59,567
Amortization of debt issue costs and accretion of discount	4,316	5,128	4,334
Loss on extinguishment of debt	2,645	—	1,476
Provision for doubtful accounts and sundry losses	2,112	843	1,990
Deferred tax benefit	(4,611)	(4,306)	(4,594)
Share-based compensation	12,592	9,642	6,408
Loss on impairment of software	—	11,441	2,277
Loss on disposition of property and equipment and other intangibles	109	430	453
(Earnings) losses of equity method investment	(692)	(604)	52
Dividend received from equity method investment	390	—	—
(Increase) decrease in assets:
Accounts receivable	(18,181)	(2,099)	(2,583)
Prepaid expenses and other assets	(3,911)	(4,048)	(1,426)
Other long-term assets	(4,432)	1,654	(1,790)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	16,057	(870)	14,594
Income tax payable	5,245	(349)	405
Unearned income	7,021	8,444	8,018
Other long-term liabilities	4,438	811	3,747
Total adjustments	86,165	90,367	92,928
Net cash provided by operating activities	172,734	145,786	168,054
Cash flows from investing activities
Additions to software	(27,386)	(22,174)	(23,819)
Acquisitions, net of cash acquired	—	(42,836)	(15,600)
Property and equipment acquired	(13,933)	(11,290)	(18,450)
Proceeds from sales of property and equipment	19	32	81
Net cash used in investing activities	(41,300)	(76,268)	(57,788)
Cash flows from financing activities
Proceeds from issuance of long-term debt	545,000	—	75,763
Debt issuance costs	(4,418)	—	(4,830)
Net decrease in short-term borrowings	(12,000)	(16,000)	11,000
Repayments of borrowings for purchase of equipment and software	(720)	(2,373)	(2,213)
Dividends paid	(7,273)	(21,762)	(29,696)
Withholding taxes paid on share-based compensation	(2,159)	(1,588)	(548)
Repurchase of common stock	(10,000)	(7,671)	(39,946)
Repayment of long-term debt	(613,485)	(19,789)	(96,741)
Credit amendment fees	—	—	(3,587)
Net cash used in financing activities	(105,055)	(69,183)	(90,798)
Net increase in cash, cash equivalents and restricted cash	26,379	335	19,468
Cash, cash equivalents and restricted cash at beginning of the period	60,367	60,032	40,564
Cash, cash equivalents and restricted cash at end of the period	$86,746	$60,367	$60,032
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$69,973	$50,423	$51,920
Restricted cash	16,773	9,944	8,112
Cash, cash equivalents and restricted cash	$86,746	$60,367	$60,032
Supplemental disclosure of cash flow information:
Cash paid for interest	26,891	25,379	22,535
Cash paid for income taxes	9,750	9,930	8,697
Supplemental disclosure of non-cash activities:
Payable due to vendor related to property and equipment and software acquired	317	1,037	3,302
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

Initial Public Offering and Other Public Offerings

On April 17, 2013, the Company completed its initial public offering of 28,789,943 shares of common stock at a price to the public of $20.00 per share. On September 18, 2013 and December 13, 2013, the Company completed public offerings of 23,000,000 and 15,233,273 shares, respectively, of the Company’s common stock by Apollo Global Management, LLC ("Apollo") and Popular, Inc. ("Popular"), and current and former employees. As of December 31, 2018, Popular owned approximately 11.7 million shares of EVERTEC's common stock, or 16.1% and Apollo no longer owns any of the Company’s common stock.

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

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue from contracts with customers in consolidated financial statements.

The Company recognizes revenue when (or as) control of goods or services are transferred to a customer. The transfer of control occurs when the customer can direct the use of and receive substantially all the benefits from the transferred good or service. Therefore, revenue is recognized over time (typically for services) or at a point in time (typically for goods).

The assessment of revenue recognition is performed by the Company based on the five-step model established in Topic 606, as follows: Step 1: Identify the contract with customer; Step 2: Identify the performance obligations in the contract; Step 3:

EVERTEC, Inc. Notes to Consolidated Financial Statements

Determine the transaction price; Step 4: Allocate the transaction price to the performance obligations in the contract; and Step 5: Recognize revenue when or as the entity satisfies a performance obligation.

At contract inception, the Company evaluates whether the contract (i) is legally enforceable; (ii) approved by both parties; (iii) properly defines rights and obligations of the parties, including payment terms; (iv) has commercial substance; and (v) collection of substantially all consideration entitled is probable, before proceeding with the assessment of revenue recognition. If any of these requirements is not met, the contract does not exist for purposes of the model and any consideration received is recorded as a liability. A reassessment may be performed in a later date upon change in facts and circumstances. The Company also evaluates within this step if contracts issued within a period of 6 months with the same customer should be accounted for as a single contract. The Company’s contracts with customers may be modified through amendments, change requests and waivers. Upon receipt, modifications of contracts with customers are evaluated to determine if must be accounted for: (i) as a separate contract, (ii) a cumulative catch-up, or (iii) as a termination and creation of a new contract. Contract modifications must also comply with the requirements to determine if a contract with a customer exists for accounting purposes.

To identify performance obligations within contracts with customers, the Company first identifies all the promises in the contract (i.e., explicit and implicit). This includes the customer’s options to acquire additional goods or services for free or at a discount in exchange for an upfront payment. Then, the Company proceeds to exclude the immaterial promises from the assessment of identifying performance obligations; and to evaluate if customer’s options to acquire additional goods or services represent a material right based on corporate’s defined thresholds (i.e., equal or lower than 20% of contract value), to determine if they must be included in the assessment. The Company may exclude as immaterial promises, the promises with a transaction price equal or lower than 10 percent of the total contract value.
After excluding immaterial promises and options not considered a material right, the Company assesses if each material good or service (or bundle of goods or services) is distinct in nature (i.e., the customer can benefit from the good or service on its own or together with other readily available resources), and is capable of being distinct in the context of the contract (i.e., the promise to transfer the good or service is separately identifiable from other promises in the contract). A distinct good or service (or bundle of goods or services) constitutes a performance obligation.
The Company also applies the series guidance to distinct goods or services (either with a specified quantity of goods or services or a stand-ready service), with an over time revenue recognition, to determine whether they should be accounted for as a single performance obligation. These distinct goods or services are recognized as a single performance obligation when their nature and timely increments are substantially the same and have the same pattern of transfer to the customer (i.e., the distinct goods or services within the series use the same method to measure progress towards complete satisfaction). To determine if a performance obligation should be recognized over time, one or more of the following criteria must be met: (1) the customer simultaneously receives and consumes the benefits as the Company performs (i.e., routine or recurring services); (2) the customer controls the asset as the entity creates or enhances it (i.e., asset on customer’s site); or (3) the Company’s performance does not create an asset for which the Company has an alternative use and there is a right to payment for performance to date (i.e., asset built to order). Performance obligations that do not meet the over time criteria are recognized at a point in time.
In addition, in Step 2 of the model, the Company evaluates whether the practical expedient of right-to-invoice applies. If this practical expedient is applicable, steps 3, 4 and 5 are waived. For this practical expedient to apply, the right to consideration must correspond directly with the value received by the customer for the Company’s performance to date, no significant up-front payments or retroactive adjustments must exist, and specified minimums must be deemed non-substantive at the contract level. If the contract with the customer has multiple performance obligations and the practical expedient of right-to-invoice does not apply, the Company proceeds to determine the transaction price and allocate it on a stand-alone selling price basis among the different performance obligations identified in the Step 2.
The Company generally applies the expected cost-plus margin approach to determine the stand-alone selling price at the performance obligation level. In addition, for performance obligations that are satisfied over time and the right to invoice practical expedient is not available, the Company determines a method to measure progress (i.e., input or output method) based on current facts and circumstances. When these performance obligations have variable consideration within its transaction price and are part of a series, the Company allocates the variable consideration to each time increment.
As part of the revenue recognition analysis, when another party is involved in providing goods or services to a customer, the Company evaluates, for each performance obligation, whether is providing the goods or services itself (i.e., as principal), or if it is only arranging on behalf of the other party. The Company acts as principal if it controls the specified good or service before

EVERTEC, Inc. Notes to Consolidated Financial Statements

that good or service is transferred to a customer. To determine if the Company acts as an agent, the Company considers indicators, such as: (i) the responsibility to fulfill a promise; (ii) the inventory risk; and (iii) the price determination.
Investment in Equity Investee

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net income or losses as they occur. The Company’s share of investee earnings or losses is recorded, net of taxes, within earnings (losses) of equity method investment caption in the consolidated statements of income and comprehensive income. The Company’s consolidated revenues include fees for services provided to an investee accounted for under the equity method. Additionally, the Company’s interest in the net assets of its equity method investee is reflected in the consolidated balance sheets. On the acquisition of the investment any difference between the cost of the investment and the amount of the underlying equity in net assets of an investee is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

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

Impairment of Long-lived Assets

Long-lived assets to be held and used, and long-lived assets to be disposed of, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Capitalization of Software

The Company develops software that is used in providing processing services to customers. Capitalized software includes purchased software and internally-developed software and is recognized as software packages within the other intangible assets line item in the consolidated balance sheets. Capitalization of internally developed software occurs only after the preliminary project stage is complete and technological feasibility has been achieved, and management’s estimation that the likelihood of successful development and implementation reaches a provable level. Tasks that are generally capitalized are as follows: (a) system design of a chosen path including software configuration and software interfaces; (b) employee costs directly associated with the internal-use computer software project; (c) software development (coding) and software and system testing and verification; (d) system installation; and (e) enhancements that add function and are considered permanent. These tasks are capitalized and amortized using the straight line method over its estimated useful life, which range from three to ten years and is included in depreciation and amortization in the consolidated statements of income and comprehensive income.

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2018, 2017 and 2016, interest cost capitalized amounted to approximately $1.1 million, $0.8 million and $0.4 million, respectively.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party valuator may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2018, 2017 and 2016, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with definitive useful lives are amortized using the straight-line method or accelerated methods. These intangibles are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Other identifiable intangible assets with definitive useful lives include customer relationships, trademarks, software packages and a non-compete agreement. Customer relationships were valued using the excess earnings method under the income approach. Trademark assets were valued using the relief-from-royalty method under the income approach. Internally developed software packages, which include capitalized software development costs, are recorded at cost, while software packages acquired as part of a business combination were valued using the relief-from-royalty method under the income approach. The non-compete agreement was valued based on the estimated impact that theoretical competition would have on revenues and expenses.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to enhance its ability to manage its exposure to certain financial and market risks. On the date the derivative instrument contract is entered into, the Company may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) as a “standalone” derivative instrument, including economic hedges that the Company has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative that qualifies for cash flow hedge accounting are recognized in Other Comprehensive Income (Loss). Amounts accumulated in other comprehensive income (loss) are reclassified to earnings when the related cash outflow affects earnings. Changes in the fair value of a derivative instrument that is highly effective and that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings. Similarly, the changes in the fair value of stand-alone derivative instruments or derivatives

EVERTEC, Inc. Notes to Consolidated Financial Statements

not qualifying or designated for hedge accounting are reported in current-period earnings. The Company recognizes all derivative financial instruments in the Consolidated Balance Sheets as assets or liabilities at fair value. The Company presents derivative assets and derivative liabilities separately in the Consolidated Balance Sheets. The Company does not enter into derivative financial instruments for speculative purposes.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

Share-based Compensation

The Company estimates the fair value of stock-based awards, on a contemporaneous basis, at the date they are granted using the Monte Carlo simulation analysis for market based restricted stock units (“RSUs”) using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date or the yield of a 2-year or 3-year Treasury bond, as applicable. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in the Company’s industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date and, in certain cases, assumes that those dividends will be reinvested over the performance period. Performance and time based RSUs and restricted stock are valued based on the market price of the Company’s stock at the grant date.

Upon restricted stock or RSUs release, participants may elect to “net share settle”. Rather than requiring the participant to deliver cash to satisfy the tax withholdings, the Company withholds a sufficient number of shares to cover these amounts and delivers the net shares to the participant.

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

Note 2—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance for accounting for employee share based payments. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has adopted this guidance in the first quarter of 2017 with the following effects on its Consolidated Financial Statements:
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

EVERTEC, Inc. Notes to Consolidated Financial Statements

During 2014, the FASB issued new guidance for revenue from contracts with customers, which requires an entity to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled for the transfer of those goods or services; and also includes changes in the accounting for customer contract acquisition costs and fulfillment costs. During 2016, the FASB issued several additional updates that amended the proposed guidance. These new standards replaced most existing revenue recognition guidance in GAAP, and were effective for public business entities for interim and annual periods that began after December 15, 2017.

Management adopted the standards effective January 1, 2018, using the modified retrospective transition method, applied to only those contracts that were not completed as of January 1, 2018. The adoption using this transition method requires us to recognize the cumulative effect of initially applying the guidance at the date of initial application. Management recognized the cumulative effect of initially applying the new revenue standard with an adjustment increasing opening retained earnings by $0.9 million as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance provided by ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under ASC Topic 605. The Company's accounting policy under ASC Topic 605 is included in the Company's 2017 Form 10-K.

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

Refer to Note 3 - Revenues for discussions of the impact of adopting ASC Topic 606 on the Company's consolidated financial statements.

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

In November 2016, the FASB issued guidance regarding the classification of transactions involving restricted cash on the statement of cash flows. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance retrospectively to all periods presented within the financial statements and has included and reconciled restricted cash within cash and cash equivalents in the Consolidated Statements of Cash Flows.

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

In May 2017, the FASB issued updated guidance to clarify the scope of modifications under share-based compensation accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance in the first quarter of 2018 and will apply this guidance to future changes in terms and conditions of share-based payment awards.

In August 2017 and October 2018, the FASB issued updated guidance to improve accounting for hedging activities. The amendments in the August 2017 update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in the October 2018 update permit use of the Overnight Index Swap rate based on Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to other permissible U.S. benchmark rates. The Company adopted this guidance in the fourth quarter of 2018. With the adoption of this guidance as long as the Company's assessment for hedge effectiveness continues to indicate that a hedging relationship is highly effective, all changes in the fair value of a hedging instrument will be recorded through other comprehensive income as the updated literature eliminates accounting for hedge ineffectiveness for cash flow hedges. The adoption of this guidance did not have an impact on the Company's classification or accounting for its cash flow hedges. Additional disclosures required by the adoption of this guidance are in Note 12 - Debt and Short-term Borrowings.

Recently issued accounting pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

In June 2018, the FASB issued updated guidance for accounting for non-employee share-based payments. The update was issued as part of the FASB simplification initiative and requires an entity to apply the requirements of Topic 718 to nonemployee awards, with certain exceptions, which were previously accounted under Topic 505. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will evaluate any future grants to non-employees under the updated guidance once effective.

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

In August 2018, the FASB issued an updated disclosure framework for fair value measurements. The amendments in the issued update remove, modify and add disclosure requirements on fair value measurements in Topic 820 Fair Value Measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments in the update should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the adoption of this update on the notes to the consolidated financial statements.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the adoption of this update to the consolidated financial statements.

In October 2018, the FASB issued updated guidance to improve related party guidance for variable interest entities. The updated guidance requires entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. These amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In November 2018, the FASB issued updated guidance to clarify the interaction between the guidance for collaborative arrangements and the updated revenue recognition guidance. The amendments in this update, among other things, provide guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
Accounting pronouncements issued prior to 2018 and not yet adopted

During 2016, the FASB issued a new standard related to Accounting Standards Codification ("ASC") Topic 842 Leases to increase transparency and comparability among organizations by recognizing Right of Use ("ROU") assets and lease liabilities on the balance sheet for all leases, other than leases that meet the definition of a short term lease, notwithstanding the lease classification. Under the standard, organizations are required to provide disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In July 2018, the FASB issued Accounting Standards Update ("ASU") 2018-10 and ASU 2018-11, to amend narrow aspects of the standard, to add a new and optional transition method for the adoption of the new standard and provide lessors with a practical expedient, among others. The Company has elected the transition method provided by the new standard whereby it will apply the requirements of Topic 842 on a prospective basis as of the adoption date of January 1, 2019, without restating prior periods. The Company elected to apply all the practical expedients available for transition, except for the practical expedient pertaining to land easement, since it is not applicable to the Company. Accordingly, upon transition, the Company will account for its existing leases without reassessing (a) whether the contract contains a lease under ASC Topic 842, (b) whether the lease classification should be different in accordance with ASC Topic 842, and (c) whether initial direct costs before transition would have met the definition of the new leasing standard. Also, the Company will consider all facts and circumstances from lease contract inception up to the effective date of ASC Topic 842 to determine lease terms. For financing leases, the Company will change the characterization of the asset (to an ROU asset) and the obligation (to a lease liability). On adoption, the Company expects to recognize additional operating lease liabilities of approximately $36.8 million, with corresponding ROU assets of the same amount based on the present value of the remaining lease payments under current leasing standards for existing operating leases. The new standard also provides practical expedients for an entity's ongoing accounting. The Company elected to apply the short-term lease recognition exception for all leases that qualify. This means that, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities. Currently, the Company does not have short-term leases. In addition, the Company elected the practical expedient of not separating lease and non-lease components for all leases. During the fourth quarter of 2018, the Company initiated the implementation of a third-party supported lease accounting information system solution to track and account for its leases, which was implemented into production in January 2019. Currently, the Company is implementing new lease accounting processes and related internal controls. As a lessor, the Company does not expect a material effect in its financial statements, business processes, systems and controls.

During 2016, the FASB issued updated guidance for the measurement of credit losses on financial instruments, which require an entity to recognize impairment based on an expected losses basis rather than on incurred losses, that might result in more timely recognition of credit losses. This guidance is further clarified and amended by an update issued in November 2018. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset or assets to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about historical

EVERTEC, Inc. Notes to Consolidated Financial Statements

experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The Company expects to adopt this guidance in the fiscal period required by this update and continues to evaluate if the adoption will have an impact on the consolidated financial statements.

Note 3 – Revenues

Summary of Revenue Recognition Accounting Policy

The Company's revenue recognition policy follows Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation and disclosure of revenue from contracts with customers in consolidated financial statements.

Revenue is measured based on the consideration specified in a contract with a customer. Once the Company determines a contract's performance obligations and the transaction price, including an estimate of any variable consideration, the Company allocates the transaction price to each performance obligation in the contract using a stand-alone selling price ("SSP"). The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of performance obligations

At contract inception, the Company assesses the goods and services promised in the contract with a customer and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised in the contract regardless of whether they are explicitly stated or implied. Payment for the Company’s contracts with customers are typically due in full within 30 days of invoice date.

The following is a description of the Company's principal revenue generating activities, including the separate performance obligations by operating segment.

The Payment Services - Puerto Rico & Caribbean segment provides financial institutions, government entities and other issuers services to process credit, debit and prepaid cards; automated teller machines and electronic benefit transfer (“EBT”) card programs (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). Revenue is principally derived from fixed fees per transaction and time and material basis billing for professional services provided to enhance the existing hosted platforms. Professional services in these contracts are primarily considered non-distinct from the transactional services and accounted for as a single performance obligation. Revenue for these contracts is recognized over time in the amount in which the Company has right to consideration.

The Payment Services - Latin America segment provides financial institutions, government entities and other issuers services to process credit, debit and prepaid cards, for which revenue is recognized in the same manner as described above, as well as licensed software solutions for risk and fraud management and card payment processing. Licensed software solutions are provided mainly as Software as a Service ("SaaS") and on-premise perpetual licenses. Set-up fees related to SaaS are considered non-distinct from the license and accounted for as a single performance obligation. SaaS revenues are recognized over time while the customer benefits from the software. On-premises perpetual licenses require significant customization and development. Professional services provided for significant customizations and development are non-distinct from the license and accounted for as a single performance obligation, recognized over time during the development of the license. Revenue is recognized based on the Company's efforts or inputs, measured in labor hours expended, relative to the total expected inputs to satisfy the performance obligation. Maintenance or support services are considered distinct and recognized over time in the amount in which the Company has right to consideration.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Business Solutions segment consists of revenues from a full suite of business process management solutions. Revenue derived from core bank processing and other processing and transaction-based services are generally recognized over time in the amount in which the Company has right to consideration. Hosting services generally represent a series of distinct monthly increments that are substantially the same and has the same pattern of transfer. Professional services to enhance EVERTEC's platforms are generally considered non-distinct from the hosting service and accounted for as a single performance obligation. Hosting services are generally recognized over time once in production during the remaining term of the contract. Maintenance or support services are usually considered distinct and recognized over time in the amount in which the Company as right to consideration. Hardware and software sales are recognized at a point in time when the control of the asset is transferred to the customer. Indicators of transfer of control include the Company's right to payment, or as the customer has legal title or physical possession of the asset. The Company may also provide professional services to enhance customer's platforms or as IT consulting services by arranging for other parties to transfer the services (i.e., acting as an agent). For these contracts, revenue is recognized on a net basis.

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

Refer to Note 23 - Segment Information for further information, including revenue by products and services the Company provides and the geographic regions in which the Company operates.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Significant Judgments

Determining a measure of progress for performance obligations satisfied over time requires management to make judgments that affect the timing of revenue to be recognized. The Company exercises judgment in identifying a suitable method that depicts the entity’s performance in transferring control of these performance obligations, on a contract by contract basis. The principal criteria used for determining the measure of progress is the availability of reliable information that can be obtained without incurring undue cost, which generally results in the application of an input method since, in most cases, the outputs used to reasonably measure progress are not directly observable. Usually, the input method based on labor hours incurred, with respect to total expected labor hours to satisfy the performance obligation is applied. For performance obligations satisfied at a point in time, the Company determines that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are delivered, the customer has legal title of the products or the Company’s has the right to payment.

The Company mainly uses the expected cost-plus margin approach to allocate the transaction price in contracts with multiple performance obligations. To determine the stand-alone selling price, the Company periodically performs an assessment to determine the margin of goods or services with the assistance of the different business areas. This assessment is performed considering past transactions and/or reasonably available information, including market conditions, trends or other company or customer specific factors, among others.

Impact of adoption of Topic 606

The total effect of the adjustments to the Consolidated Financial Statements for the year ended December 31, 2018 and earnings per share is considered immaterial.

Disaggregation of revenue

The Company disaggregates revenue from contract with customers into the primary geographical markets, nature of products and services, and timing of transfer of goods and services. The revenue disaggregated by segment, which includes the nature of the products and services that the Company provides and the primary geographical markets in which the Company operates is discussed in Note 23 - Segment Information. In the following table, revenue is disaggregated by timing of revenue recognition.

	December 31, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$293	$2,864	$—	$7,329	$10,486
Products and services transferred over time	77,744	75,706	99,655	190,278	443,383
	$78,037	$78,570	$99,655	$197,607	$453,869

Contract balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	Contract Assets
Balance at beginning of period	$1,903
Services transferred to customers	1,187
Transfers to accounts receivable	(2,094)
December 31, 2018	$996

EVERTEC, Inc. Notes to Consolidated Financial Statements

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets are considered a receivable when the rights to consideration of the Company become unconditional (i.e., the Company has a present right to payment). The current portion of these contract assets is recorded as part of prepaid expenses and other assets and the long-term portion is included in other long-term assets.

Accounts receivable, net at December 31, 2018 amounted to $100.3 million. Unearned income and Unearned income - Long term, which refer to contract liabilities, at December 31, 2018 amounted to $11.5 million and $26.1 million, respectively, and generally arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. During the year ended December 31, 2018, the Company recognized revenue of $8.1 million that was included in unearned income at December 31, 2017.

Transaction price allocated to the remaining performance obligations

Revenues from recurring transaction-based and processing services represent the majority of the Company's total revenue as of December 31, 2018. The Company recognizes revenues from recurring transaction-based and processing services over time at the amounts in which the Company has right to invoice, which corresponds directly to the value to the customer of the Company’s performance completed to date. Therefore, the Company has elected to apply the practical expedient in paragraph 606-10-50-14. Under this practical expedient, the Company is not required to disclose information about remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less or if the Company recognizes revenue at the amount to which it has a right to invoice.

The Company also applies the practical expedient in paragraph 606-10-50-14A and does not disclose the information about remaining performance obligations for variable consideration when the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with paragraph 606-10-25-14(b).

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at December 31, 2018 is $251.7 million. This amount primarily consists of professional service fees for implementation or set up activities related to hosting services and maintenance services, typically recognized over the life of the contract which vary from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 4—Cash and cash equivalents

At December 31, 2018 and 2017, the Company’s cash and cash equivalents amounted to $70.0 million and $50.4 million, respectively, which are deposited in deposit accounts within financial institutions. Of the total cash balance at December 31, 2018 and 2017, $50.3 million and $30.0 million, respectively, resides in subsidiaries located outside of Puerto Rico. Cash deposited in an affiliate financial institution amounted to $19.6 million as of both December 31, 2018 and 2017.

Note 5—Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
(In thousands)	2018	2017
Trade	$61,082	$57,740
Due from affiliates, net	25,703	18,089
Settlement assets	15,118	8,949
Other	304	321
Less: allowance for doubtful accounts	(1,884)	(1,771)
Accounts receivable, net	$100,323	$83,328

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company records settlement assets that result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing. The amounts are generally collected or paid the following business day.

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(In thousands)	2018	2017
Software licenses and maintenance contracts	$9,961	$7,008
Deferred project costs	4,283	3,223
Guarantee deposits	4,611	4,870
Insurance	1,229	1,244
Prepaid income taxes	1,646	1,875
Taxes other than income	1,710	1,551
Postage	2,150	3,068
Other	3,534	2,172
Prepaid expenses and other assets	$29,124	$25,011

Note 7—Investment in Equity Investee

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is the largest merchant acquirer and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for each of the years ended December 31, 2018, 2017 and 2016 amounted to approximately $0.3 million, $0.2 million and $0.3 million, respectively, and was recorded within earnings (losses) of equity method investment in the consolidated statements of income and comprehensive income. The Company recognized $0.7 million, $0.6 million and $(0.1) million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income and comprehensive income for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, the Company received $0.4 million in dividends from CONTADO. No dividends were received during 2017 or 2016.

CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income and comprehensive income for the period subsequent to the acquisition date on a one month lag. No significant events occurred in CONTADO’s operations subsequent to November 30, 2018 that would have materially affected the Company’s reported results.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 8—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2018	2017
Buildings	30	$1,440	$1,531
Data processing equipment	3 - 5	110,673	103,426
Furniture and equipment	3 - 20	7,761	232
Leasehold improvements	5 -10	2,625	2,190
		122,499	107,379
Less—accumulated depreciation and amortization		(86,990)	(70,793)
Depreciable assets, net		35,509	36,586
Land		1,254	1,338
Property and equipment, net		$36,763	$37,924

Depreciation and amortization expense related to property and equipment was $14.5 million, $14.7 million and $14.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 9—Goodwill

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (See Note 23):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2016	$160,972	$25,716	$138,121	$46,177	$370,986
Goodwill attributable to acquisition	—	26,931	—	—	26,931
Adjustment to goodwill from prior year acquisition		1,099			1,099
Foreign currency translation adjustments	—	(87)	—	(354)	(441)
Balance at December 31, 2017	160,972	53,659	138,121	45,823	398,575
Foreign currency translation adjustments	—	(3,931)	—	—	(3,931)
Balance at December 31, 2018	$160,972	$49,728	$138,121	$45,823	$394,644

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. The Company performed a quantitative analysis as of August 31, 2018 that indicated that the estimated fair value exceeded the carrying value of each of the reporting units. No impairment losses were recorded in 2018, 2017 or 2016.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 10—Other Intangible Assets, Net
The carrying amount of other intangible assets consisted of the following:

	Useful life in years	December 31, 2018
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$342,738	$(194,570)	$148,168
Trademark	2 - 15	41,357	(28,888)	12,469
Software packages	3 -10	224,855	(151,666)	73,189
Non-compete agreement	15	56,539	(31,096)	25,443
Other intangible assets, net		$665,489	$(406,220)	$259,269

	Useful life in years	December 31, 2017
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	8 - 14	$344,175	$(168,134)	$176,041
Trademark	2 - 15	41,594	(25,241)	16,353
Software packages	3 -10	195,262	(136,907)	58,355
Non-compete agreement	15	56,539	(27,327)	29,212
Other intangible assets, net		$637,570	$(357,609)	$279,961
Amortization expense related to intangibles, including software packages, was $48.6 million, $49.5 million and $45.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense related to software packages was $14.7 million, $15.9 million and $14.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated amortization expenses of balances outstanding at December 31, 2018 for the next five years are as follows:

(In thousands)
2019	$47,081
2020	41,588
2021	36,638
2022	33,243
2023	31,619
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

Note 11—Other Long-Term Assets

As of December 31, 2018, other long-term assets included $1.8 million related to deferred debt-issuance costs related to the revolving credit facility, $1.8 million related to the long-term portion of certain software and maintenance contracts, $1.1 million relating to the long-term portion of certain lease receivables and a derivative asset $1.7 million.

As of December 31, 2017, other long-term assets included $1.0 million related to deferred debt-issuance costs related to the revolving credit facility, $1.6 million related to the long-term portion of certain software and maintenance contracts, $0.7 million relating to the long-term portion of certain lease receivables and a derivative asset of $0.2 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 12—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(In thousands)	2018	2017
Senior Secured Credit Facility (2018 Term A) due on April 17, 2018 paying interest at a variable interest rate (London InterBank Offered Rate (“LIBOR”) plus applicable margin(1)(3))	$—	$26,690
Senior Secured Credit Facility (2020 Term A) due on January 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(4)(9))	—	200,653
Senior Secured Credit Facility (Term B) due on April 17, 2020 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3)(9))	—	376,395
Senior Secured Credit Facility (2023 Term A) due on November 27, 2023 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(7))	217,791	—
Senior Secured Credit Facility (2024 Term B) due on November 27, 2024 paying interest at a variable interest rate (LIBOR plus applicable margin(3)(8))	320,515	—
Senior Secured Revolving Credit Facility(6)	—	12,000
Note Payable due on August 31, 2019(5)	—	584
Note Payable due on April 30, 2021(3)	300	418
Total debt	$538,606	$616,740

(1)	Applicable margin of 2.25% at December 31, 2017.

(2)	Subject to a minimum rate (“LIBOR floor”) of 0.75% plus applicable margin of 2.50% at December 31, 2017.

(3)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(4)	Applicable margin of 2.50% at December 31, 2017.

(5)	Fixed interest rate of 7.50%. The Company prepaid the outstanding principal balance of this note during the second quarter of 2018 without penalties.

(6)	Applicable margin of 2.25% and 2.50% at December 31, 2018 and December 31, 2017, respectively.

(7)	Applicable margin of 2.25% at December 31, 2018.

(8)	Subject to a minimum rate (“LIBOR floor”) of 0.0% plus applicable margin of 3.50% at December 31, 2018.

(9)	Prepaid on November 27, 2018 in connection with the execution of the 2018 Credit Agreement.

The following table presents contractual principal payments for the next five years:

(In thousands)
2019	$14,386
2020	14,386
2021	14,295
2022	19,750
2023	173,750

2018 Senior Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement governing the senior secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 ("2023 Term A"), a $325.0 million term loan B facility that matures on November 27, 2024 ("2024 Term B") and a $125.0 million revolving credit facility (the "Revolving Facility") that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”). The material terms and conditions of the senior secured credit facilities are summarized below.

Scheduled Amortization Payments

The 2023 Term A provides for amortization in the amount of 1.25% of the original principal amount of the 2023 Term A during

EVERTEC, Inc. Notes to Consolidated Financial Statements

each of the first twelve quarters starting from the quarter ending March 31, 2019, 1.875% during each of the four subsequent quarters and 2.50% during each of the final three quarters, with the balance payable on the final maturity date.

The 2024 Term B provides for quarterly amortization payments totaling 1.00% per annum of the original principal amount of the 2024 Term B, with the balance payable on the final maturity date.

Voluntary Prepayments and Reduction and Termination of Commitments

The terms of the 2018 senior secured credit facilities allow EVERTEC Group to prepay loans and permanently reduce the loan commitments under the senior secured credit facilities at any time, subject to the payment of customary LIBOR breakage costs, if any, provided that, in connection with certain refinancing or repricing of the 2024 Term B on or prior to the date which is six months after the closing date of the 2018 Credit Agreement, a prepayment premium of 1.00% will be required.

Additionally, the terms of the facilities require mandatory repayment of outstanding principal balances based on a percentage of excess cash flow provided that no such prepayment shall be due if the resulting amount of the excess cash flow times the applicable percentage is less than $10 million.

Interest

The interest rates under the 2023 Term A and revolving credit facility are based on, at EVERTEC Group’s option, (a) adjusted LIBOR plus an interest margin of 2.25% or (b) the greater of (i) Bank of America’s “prime rate,” (ii) the Federal Funds Effective Rate plus 0.5% and (iii) adjusted LIBOR plus 1.0% (“ABR”) plus an interest margin of 1.25%. The interest rates under the 2024 Term B are based on, at EVERTEC Group’s option, (a) adjusted LIBOR plus an interest margin of 3.50% or (b) ABR plus an interest margin of 2.50%. The interest margins under the 2023 Term A and Revolving Facility are subject to reduction based on achievement of specified total secured net leverage ratio.

Guarantees and Collateral

EVERTEC Group’s obligations under the senior secured credit facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly-owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

Subject to certain exceptions, the senior secured credit facilities are secured to the extent legally permissible by substantially all of the assets of (1) EVERTEC, including a perfected pledge of all of the limited liability company interests of EVERTEC Intermediate Holdings, LLC (“Holdings”), (2) Holdings, including a perfected pledge of all of the limited liability company interests of EVERTEC Group and (3) EVERTEC Group and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by EVERTEC Group or any guarantor and (b) a perfected security interest in substantially all tangible and intangible assets of EVERTEC Group and each guarantor.

Covenants

The senior secured credit facilities contain affirmative and negative covenants that the Company believes are usual and customary for a senior secured credit agreement. The negative covenants in the senior secured credit facilities include, among other things, limitations (subject to exceptions) on the ability of EVERTEC and its restricted subsidiaries to:

•	declare dividends and make other distributions;

•	redeem or repurchase capital stock;

•	grant liens;

•	make loans or investments (including acquisitions);

•	merge or enter into acquisitions;

•	sell assets;

•	enter into any sale or lease-back transactions;

•	incur additional indebtedness;

•	prepay, redeem or repurchase certain indebtedness;

•	modify the terms of certain debt;

•	restrict dividends from subsidiaries;

EVERTEC, Inc. Notes to Consolidated Financial Statements

•	change the business of EVERTEC or its subsidiaries; and

•	enter into transactions with their affiliates.

In addition, the 2023 Term A and the Revolving Facility require EVERTEC to maintain a maximum total secured net leverage ratio of 4.25 to 1.00 for any quarter ending on or prior to September 30, 2020 and for fiscal quarters ending thereafter, 4.00 to 1.00.

Concurrently with the execution of the 2018 Credit Agreement, the Company terminated the existing senior secured credit facilities. The net proceeds received by EVERTEC Group from the senior secured credit facilities under the 2018 Credit Agreement, together with other cash available to EVERTEC Group, were used, among other things, to refinance EVERTEC Group’s previous senior secured credit facilities, which consisted of a $191.4 million 2020 Term A and a $379.0 million Term B, under the credit agreement, dated as of April 17, 2013 and as subsequently amended, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C issuer, and the lenders party thereto. In connection with this transaction the Company recognized a loss on extinguishment of $2.6 million.

The unpaid principal balance at December 31, 2018 of the 2023 Term A Loan and the 2024 Term B Loan was $220.0 million, and $325.0 million, respectively. The additional borrowing capacity for the Revolving Facility loan at December 31, 2018 was $97.9 million. The Company issues letters of credit against the revolving credit facility which reduce the additional borrowing capacity of the revolving credit facility.

Events of Default

The events of default under the senior secured credit facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the 2018 Credit Agreement) and cross-events of default on material indebtedness.

2013 Senior Secured Credit Facilities

On April 17, 2013, EVERTEC Group entered into a credit agreement (the “2013 Credit Agreement”) governing the senior secured credit facilities, consisting of a $300.0 million term loan A facility (the “Term A Loan”), a $400.0 million term loan B facility (the “Term B Loan”, together with the Term A Loan, the “Senior Secured term loans”) and a $100.0 million revolving credit facility. During 2016, the Company entered into two separate amendments to the 2013 Credit Agreement. In the second quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a second amendment and waiver to the outstanding 2013 Credit Agreement (the “Second Amendment”). In the fourth quarter of 2016, EVERTEC Group, together with certain other direct and indirect subsidiaries of the Company, entered into a third amendment (the “Third Amendment”) to the 2013 Credit Agreement. The Third Amendment extended the maturity of (a) approximately $219 million of EVERTEC Group’s existing approximately $250 million of Term A loan facility to January 17, 2020 (the “2020 Term A Loan”) and (b) $65 million of EVERTEC Group’s existing $100 million of Revolving Facility to January 17, 2020. The remaining approximately $30 million of Term A loan (the “2018 Term A Loan”) and the $35 million of Revolving Facility were not extended and matured as originally scheduled on April 17, 2018.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million and in October 2016 entered into an interest bearing agreement of $1.1 million, to purchase software. As of December 31, 2018 and 2017, the outstanding principal balance of the notes payable is $0.3 million and $1.0 million, respectively. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swaps

At December 31, 2018, the Company had two interest rate swap agreements, entered into in December 2015 and December 2018, which convert a portion of the interest rate payments on the Company's 2023 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company has accounted for these transactions as cash flow hedges.

At December 31, 2018 and 2017, the carrying amount of the derivatives on the Company’s balance sheets is as follows:

(In thousands)	December 31, 2018	December 31, 2017
Other long-term assets	$1,683	$214
Other long-term liabilities	4,059	—

For the year ended December 31, 2018, the Company recognized gains related to hedging activities on the Statement of Income and Comprehensive Income that offset the Company's interest expense as follows:

(In thousands)	December 31, 2018
Interest expense	$104

During the year ended December 31, 2018, the Company reclassified gains of $0.1 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify $1.0 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 13 for tabular disclosure of the fair value of the derivative and to Note 15 for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

The cash flow hedges are considered highly effective.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table summarizes fair value measurements by level at December 31, 2018 and 2017, for assets and liabilities measured at fair value on a recurring basis:

(Dollar amounts in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial asset:
Interest rate swap	$—	$1,683	$—	$1,683
Financial liability:
Interest rate swap	—	4,059	—	4,059
December 31, 2017
Financial asset:
Interest rate swap	—	214	—	214

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

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2018 and 2017:

	December 31,
	2018		2017
(Dollar amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset:
Interest rate swap	$1,683	$1,683	$214	$214
Financial liabilities:
Interest rate swap	4,059	4,059	—	—
Senior Secured Term B Loan	—	—	376,395	370,540
2018 Term A Loan	—	—	26,690	26,027
2020 Term A Loan	—	—	200,653	196,584
2023 Term A	217,791	218,625	—	—
2024 Term B	320,515	319,517	—	—

The fair value of the senior secured term loans at December 31, 2018 and 2017 was obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.
The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, would be categorized as Level 3 in the fair value hierarchy.
There were no transfers in or out of Level 3 during the years ended December 31, 2018, 2017 and 2016.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 14—Other Long Term Liabilities

As of December 31, 2018, other long-term liabilities mainly consist of unrecognized tax benefit liabilities and the long-term portion of notes payables of $10.5 million and a derivative liability of $4.1 million.

As of December 31, 2017, other long-term liabilities mainly consist of unrecognized tax benefit liabilities and the long-term portion of notes payables of $13.0 million.

Note 15—Equity
The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2018 and 2017, the Company had 72,378,710 and 72,393,933 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2018, no shares of preferred stock have been issued.

Stock Repurchase

In 2018, 2017 and 2016, the Company repurchased a total of 0.4 million, 0.5 million, and 2.5 million shares, respectively, at a cost of $10.0 million, $7.7 million, and $39.9 million. The Company funded such repurchases with cash on hand and borrowings to the existing revolving credit facility. As of December 31, 2018, 2017 and 2016, the repurchased shares were permanently retired.

Dividends

Historically, the Company has paid a regular quarterly dividend on the Company’s common stock, subject to the declaration thereof each quarter by the Company’s Board of Directors (the "Board"). On November 2, 2017, the Board voted to temporarily suspend the quarterly dividend on the Company's common stock due to the difficult operating environment in Puerto Rico. On July 26, 2018, the Board voted to reinstate a quarterly dividend on the Company's common stock and declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

The Company’s dividend activity in 2018 and 2017 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 17, 2017	March 1, 2017	March 20, 2017	$0.10
April 27, 2017	May 8, 2017	June 9, 2017	0.10
July 25, 2017	August 7, 2017	September 8, 2017	0.10
July 26, 2018	August 6, 2018	September 7, 2018	0.05
October 25, 2018	November 5, 2018	December 7, 2018	0.05

EVERTEC, Inc. Notes to Consolidated Financial Statements

Accumulated Other Comprehensive loss

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive loss for the years ended December 31, 2018 and 2017:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2016, net of tax	$(10,427)	$(1,964)	$(12,391)
Other comprehensive (loss) income before reclassifications	(635)	580	(55)
Amount reclassified to Net Income	—	1,598	1,598
Balance - December 31, 2017, net of tax	(11,062)	214	(10,848)
Other comprehensive loss before reclassifications	(10,564)	(2,273)	(12,837)
Amount reclassified to Net Income	—	(104)	(104)
Balance - December 31, 2018, net of tax	$(21,626)	$(2,163)	$(23,789)

Note 16—Share-based Compensation

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table summarizes the nonvested restricted shares and RSUs activity for the years ended December 31, 2018, 2017 and 2016:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2015	491,726	$22.32
Granted	907,320	12.02
Vested	(154,820)	20.97
Forfeited	(31,862)	18.61
Nonvested at December 31, 2016	1,212,364	14.88
Granted	1,584,241	15.37
Vested	(315,953)	15.30
Forfeited	(139,760)	16.06
Nonvested at December 31, 2017	2,340,892	15.08
Granted	636,322	17.07
Vested	(468,064)	18.41
Forfeited	(472,987)	16.55
Nonvested at December 31, 2018	2,036,163	$15.09
Share-based compensation recognized was as follows:

	Years ended December 31,
(Dollar amounts in thousands)	2018	2017	2016
Share-based compensation recognized, net
Stock options	$—	$6	$60
Restricted shares and RSUs	12,592	9,636	6,355
The maximum unrecognized cost for restricted stock units was $15.8 million as of December 31, 2018. The cost is expected to be recognized over a weighted average period of 1.76 years.

Note 17—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2018, 2017 and 2016, the costs incurred under the plan amounted to approximately $0.8 million, $0.7 million and $0.7 million, respectively.

Note 18—Total Other Income, net

For the year ended December 31, 2018, other income, net is primarily comprised of $2.7 million in foreign currency transaction gains, $1.8 million from federal relief funds received in connection with wages paid in the aftermath of hurricane Maria, and a $2.6 million loss on extinguishment of debt.
For the year ended December 31, 2017, other income, net is primarily comprised of $2.6 million in foreign currency transaction gains.
For the year ended December 31, 2016, other income, net is primarily comprised of $1.9 million in foreign currency transaction gains and a $1.5 million loss on extinguishment of debt.

EVERTEC, Inc. Notes to Consolidated Financial Statements

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
The components of income tax expense (benefit) consisted of the following:

	Years ended December 31,
(In thousands)	2018	2017	2016
Current tax provision	$17,207	$9,086	$12,865
Deferred tax benefit	(4,611)	(4,306)	(4,594)
Income tax expense	$12,596	$4,780	$8,271

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense (benefit) includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the segregation of income tax expense (benefit) based on location of operations:

	Years ended December 31,
(In thousands)	2018	2017	2016
Income before income tax provision
Puerto Rico	$77,176	$47,347	$70,899
United States	3,199	3,089	2,670
Foreign countries	18,790	9,763	9,828
Total income before income tax provision	$99,165	$60,199	$83,397
Current tax provision
Puerto Rico	$6,841	$1,892	$7,072
United States	599	292	567
Foreign countries	9,767	6,902	5,226
Total current tax provision	$17,207	$9,086	$12,865
Deferred tax benefit
Puerto Rico	$(2,904)	$(3,176)	$(2,874)
United States	(584)	(184)	(259)
Foreign countries	(1,123)	(946)	(1,461)
Total deferred tax benefit	$(4,611)	$(4,306)	$(4,594)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

On December 10, 2018, the Governor of Puerto Rico signed in to law Act 257, which decreased the maximum corporate tax rate from 39% to 37.5%, effective January 1, 2019. This rate decrease is only applicable to the fully taxable operations of EVERTEC in Puerto Rico. As a result of this tax rate decrease, the deferred taxes were reevaluated as of December 31, 2018, the impact of this reevaluation was considered immaterial.

As of December 31, 2018, the Company has $47.8 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted, and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

On October 19, 2012, EVERTEC Group was granted a tax exemption under the Tax Incentive Act No. 73 of 2008. Under this grant, EVERTEC Group will benefit from a preferential income tax rate on industrial development income, as well as from tax exemptions with respect to its municipal and property tax obligations for certain activities derived from its data processing operations in Puerto Rico. The grant has a term of 15 years effective as of January 1, 2012 with respect to income tax obligations and January 1, 2013 with respect to municipal and property tax obligations. Industrial development income under this grant is subject to a preferential rate of 4%.

The grant contains customary commitments, conditions and representations that EVERTEC Group will be required to comply with in order to maintain the grant. The more significant commitments include: (i) maintaining at least 700 employees in EVERTEC Group's Puerto Rico data processing operations, (ii) investing at least $200.0 million in building, machinery, equipment or computer programs to be used in Puerto Rico during the effective term of the grant (to be made over four year capital investment cycles in $50.0 million increments); and (iii) 80% of EVERTEC Group employees must be residents of Puerto Rico. Failure to meet the requirements could result, among other things, in reductions of the benefits of the grant or revocation of the grant in its entirety, which could result in EVERTEC, Inc. paying additional taxes or other payments relative to what would be required to pay to other municipal agencies if the full benefits of the grant are not available.

EVERTEC, Inc. Notes to Consolidated Financial Statements

On October 11, 2011, Evertec Group was granted a tax exemption under Tax Incentive Law No. 73 of 2008, retroactively to December 1, 2009. Under this grant, activities derived from consulting and data processing services provided outside Puerto Rico are subject to a preferred rate that declines gradually from 7% to 4% by December 1, 2013. After this date, the rate remains at 4% until its expiration in November 1, 2024.

In addition, in August 2018, the Puerto Rico Industrial Development Company approved the requested extension of a grant under Tax Incentive Law No. 135 of 1997 for EVERTEC Group. Under this grant, activities derived from certain development and installation service in excess of a determined income are subject to a fixed tax rate of 10% for a 10-year period from January 1, 2018.
The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(In thousands)	2018	2017
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$170	$195
Unearned income	4,394	3,136
Investment in equity subsidiary	220	447
Alternative minimum tax	—	51
Share-based compensation	1,684	1,208
Debt issuance costs	309	69
Accrued liabilities	1,257	505
Derivative liability	351	—
Accrual of contract maintenance cost	157	472
Impairment of asset	289	425
Other	1,976	1,754
Total gross deferred tax assets	10,807	8,262
Deferred tax liabilities (“DTL”)
Capitalized salaries	1,756	1,617
Derivative asset	185	—
Difference between the assigned values and the tax basis of assets and liabilities recognized in a business combination	16,240	19,124
Other	659	353
Total gross deferred tax liabilities	18,840	21,094
Deferred tax liability, net	$(8,033)	$(12,832)
Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for alternative minimum tax (“AMT”) for taxable years commencing after December 31, 2014. However, Act 257 of 2018 limits the deduction of NOLs to 90% for regular tax for tax years commencing after December 31, 2018. At December 31, 2018, the Company has $0.1 million in NOL carryforwards related to Puerto Rico industrial development income, available to offset future eligible income, which will expire in 2028.
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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following is a tabular reconciliation of the total amounts of UTPs:

	Years ended December 31,
(In thousands)	2018	2017	2016
Balance, beginning of year	$9,148	$12,219	$12,847
Gross increases—tax positions in prior period	578	—	—
Gross decreases—tax positions in prior period	(488)	—	(345)
Lapse of statute of limitations	—	(3,071)	(283)
Balance, end of year	$9,238	$9,148	$12,219

As of December 31, 2018, 2017 and 2016, approximately $9.2 million, $9.1 million and $12.2 million, respectively, would affect the Company’s effective income tax rate, if recognized.
The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recognized an income tax expense of $0.4 million, an income tax benefit of $0.8 million and an income tax expense of $0.7 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2018 and 2017 was $1.6 million, and $1.2 million, respectively. The Company anticipates changes to the UTBs within the next 12 months to be primarily related to interest. The Company believes it has sufficient accruals for contingent tax liabilities.
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
The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico with a statute of limitations of four years after filing the income tax returns; therefore, the income tax returns for 2014, 2015, 2016, and 2017 are currently open for examination.
The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Years ended December 31,
(In thousands)	2018	2017	2016
Computed income tax at statutory rates	$38,674	$23,477	$32,525
Benefit of net tax-exempt interest income	(50)	(56)	(52)
Differences in tax rates due to multiple jurisdictions	(678)	2,353	32
Tax expense (benefit) due to a change in estimate	467	(334)	258
Effect of income subject to tax-exemption grant	(26,260)	(16,832)	(24,866)
Unrecognized tax expense (benefit)	443	(3,828)	373
Other	—	—	1
Income tax expense	$12,596	$4,780	$8,271

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 20—Net Income Per Common Share
The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2018	2017	2016
Net income attributable to EVERTEC, Inc.’s common stockholders	$86,270	$55,054	$75,036
Less: non-forfeitable dividends on restricted stock	4	10	12
Net income available to common shareholders	$86,266	$55,044	$75,024
Weighted average common shares outstanding	72,607,321	72,479,807	74,132,863
Weighted average potential dilutive common shares (1)	1,812,789	392,381	340,506
Weighted average common shares outstanding—assuming dilution	74,420,110	72,872,188	74,473,369
Net income per common share—basic	$1.19	$0.76	$1.01
Net income per common share—diluted	$1.16	$0.76	$1.01

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and RSUs awards using the treasury stock method.
Refer to Note 15 for a detail of dividends declared and paid during 2018 and 2017.

Note 21—Related Party Transactions
The following table presents the Company’s transactions with related parties for each of the periods presented below:

	Years ended December 31,
(Dollar amounts in thousands)	2018	2017	2016
Total revenues (1)(2)	$188,060	$177,213	$176,473
Cost of revenues	$3,422	$2,929	$2,180
Rent and other fees	$8,046	$7,803	$8,110
Interest earned from an affiliate
Interest income	$147	$154	$211

(1)	Total revenues from Popular as a percentage of revenues were 41%, 43% and 45% for each of the periods presented above.

(2)	Includes revenues generated from investee accounted for under the equity method of $1.3 million, $1.8 million and $2.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

At December 31, 2018 and 2017, the Company had the following balances arising from transactions with related parties:

	December 31,
(In thousands)	2018	2017

Cash and restricted cash deposits in affiliated bank	$29,136	$23,227
Other due to/from affiliate
Accounts receivable	$25,714	$18,073
Prepaid expenses and other assets	$2,796	$1,216
Other long-term assets	$166	$288
Accounts payable	$6,344	$5,827
Unearned income	$25,401	$19,768
The balance of cash and restricted cash deposits in an affiliated bank was included within the cash and cash equivalents and restricted cash line items in the accompanying consolidated balance sheets. Due from affiliates mainly included the amounts outstanding related to processing and information technology services billed to Popular subsidiaries according to the terms of the Master Services Agreement (“MSA”) under which EVERTEC Group has a contract to provide such services for at least 15 years on an exclusive basis for the duration of the agreement on commercial terms consistent with historical pricing practices among the parties. This amount was included in the accounts receivable, net in the consolidated balance sheets.

Note 22—Commitments and Contingencies
The Company leases certain facilities and equipment under operating leases. Most leases contain renewal options for varying periods. Future minimum rental payments on such operating leases at December 31, 2018 are as follows:

(Dollar amounts in thousands)	Unrelated parties	Related party	Total minimum future rentals
2019	$395	$6,529	$6,924
2020	36	1,503	1,539
2021	—	—	—
2022	—	—	—
2023	—	—	—
	$431	$8,032	$8,463
Certain lease agreements contain provisions for future rent increases. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is recorded as a deferred rent obligation.
Rent expense of office facilities and real estate for the years ended December 31, 2018, 2017 and 2016 amounted to $9.2 million, $8.3 million and $8.2 million, respectively. Also, rent expense for telecommunications and other equipment for the years ended December 31, 2018, 2017 and 2016 amounted to $6.6 million, $6.0 million and $6.2 million, respectively.
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

In addition to the four operating segments described above, Management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These areas could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these areas are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

•	marketing,

•	corporate finance and accounting,

•	human resources,

•	legal,

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

	December 31, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$114,119	$80,899	$99,655	$197,602	$(38,406)	$453,869
Operating costs and expenses	52,006	75,240	55,778	126,232	19,485	328,741
Depreciation and amortization	9,734	9,284	1,698	13,878	28,473	63,067
Non-operating income (expenses)	2,420	11,750	3	477	(11,356)	3,294
EBITDA	74,267	26,693	45,578	85,725	(40,774)	191,489
Compensation and benefits (2)	1,087	1,034	938	2,088	8,512	13,659
Transaction, refinancing, and other fees (3)	(250)	—	—	—	7,561	7,311
Adjusted EBITDA	$75,104	$27,727	$46,516	$87,813	$(24,701)	$212,459

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $36.1 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring, intercompany software sale and developments of $2.3 million from Payment Services- Latin America to Payment Services- Puerto Rico & Caribbean and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation and other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, relief contributions related to the 2017 hurricanes and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31, 2017
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

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2013 Credit Agreement, an impairment charge and contractual fee accrual for a third party software solution that was determined to be commercially unviable and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

	December 31, 2016
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$99,680	$47,162	$91,248	$184,276	$(32,859)	$389,507
Operating costs and expenses	49,128	45,304	52,771	113,082	22,077	282,362
Depreciation and amortization	7,597	7,285	2,672	13,783	28,230	59,567
Non-operating income (expenses)	2,238	5,584	—	24	(7,354)	492
EBITDA	60,387	14,727	41,149	85,001	(34,060)	167,204
Compensation and benefits (2)	637	627	480	1,961	6,777	10,482
Transaction, refinancing, and other fees (3)	2,062	—	—	2,277	5,650	9,989
Adjusted EBITDA	$63,086	$15,354	$41,629	$89,239	$(21,633)	$187,675

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2013 Credit Agreement and consulting, audit and legal expenses incurred as part of the prior year restatement of financial results, certain fees paid to resolve a software maintenance contract matter, a software impairment charge and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

The reconciliation of EBITDA to consolidated net income is as follows:

	Years ended December 31,
(In thousands)	2018	2017	2016
Total EBITDA	$191,489	$153,594	$167,204
Less:
Income tax expense	12,596	4,780	8,271
Interest expense, net	29,257	29,145	24,240
Depreciation and amortization	63,067	64,250	59,567
Net Income	$86,569	$55,419	$75,126

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(Dollar amounts in thousands)	2018	2017	2016
Revenues (1)
Puerto Rico	$358,436	$329,533	$326,073
Caribbean	15,672	14,909	16,272
Latin America	79,761	62,702	47,162
Total revenues	$453,869	$407,144	$389,507

(1)	Revenues are based on subsidiaries’ country of domicile.
Major customers
For the years ended December 31, 2018, 2017 and 2016, the Company had one major customer which accounted for approximately $186.8 million or 41%, $175.4 million or 43%, and $174.4 million or 45%, respectively, of total revenues. See Note 21.
The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 7% of the Company’s total revenues for each the years ended December 31, 2018, 2017 and 2016.

Note 24—Subsequent Events

On February 14, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on March 22, 2019 to stockholders of record as of the close of business on February 26, 2019. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Schedule I

EVERTEC, Inc. Condensed Financial Statements
Parent Company Only
Condensed Balance Sheets

	December 31,
(In thousands)	2018	2017
Assets
Current assets:
Cash	$1,678	$1,679
Accounts receivable, net	2,068	—
Prepaid expenses and other assets	41	24
Prepaid income tax	—	1,594
Total current assets	3,787	3,297
Investment in subsidiaries, at equity	221,515	155,666
Total assets	$225,302	$158,963
Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$226	$224
Accounts payable	—	359
Income tax payable	1,660	—
Total current liabilities	1,886	583
Deferred tax liability, net	5,665	8,660
Other long-term liabilities	6,292	5,608
Total liabilities	13,843	14,851
Stockholders’ equity:
Common stock	723	723
Additional paid-in capital	5,783	5,350
Accumulated earnings	228,742	148,887
Accumulated other comprehensive loss, net of tax	(23,789)	(10,848)
Total stockholders’ equity	211,459	144,112
Total liabilities and stockholders’ equity	$225,302	$158,963

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(In thousands)	2018	2017	2016
Non-operating income (expenses)
Equity in earnings of subsidiaries	$84,866	$49,162	$75,373
Interest income	380	301	244
Other expenses	(1,396)	(1,428)	(1,351)
Income before income taxes	83,850	48,035	74,266
Income tax benefit	(2,420)	(7,019)	(770)
Net income	86,270	55,054	75,036
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(10,564)	(635)	(3,360)
(Loss) gain on cash flow hedges	(2,377)	2,178	(1,449)
Total comprehensive income	$73,329	$56,597	$70,227

Schedule I

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities	$19,431	$29,422	$71,795
Cash flows from financing activities
Dividends paid	(7,273)	(21,762)	(29,696)
Repurchase of common stock	(10,000)	(7,671)	(39,946)
Withholding taxes paid on share-based compensation	(2,159)	(1,588)	(548)
Net cash used in financing activities	(19,432)	(31,021)	(70,190)
Net (decrease) increase in cash	(1)	(1,599)	1,605
Cash at beginning of the period	1,679	3,278	1,673
Cash at end of the period	$1,678	$1,679	$3,278