Form 10-Q
period 2019-03-31
EVERTEC, Inc.
filed 2019-05-03
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019 or

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At April 26, 2019, there were 72,226,415 outstanding shares of common stock of EVERTEC, Inc.
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EVTC	New York Stock Exchange

All reports we file with the Securities and Exchange Commission ("SEC") are available free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available through our website at www.evertecinc.com as soon as reasonably practicable after filing such material with the SEC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•
our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues pursuant to our master services agreement with them, and to grow our merchant acquiring business;

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

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Item 1A. Risk Factors,” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

EVERTEC, Inc. Unaudited Consolidated Condensed Balance Sheets
(Dollar amounts in thousands, except for share information)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$73,183	$69,973
Restricted cash	13,318	16,773
Accounts receivable, net	96,307	100,323
Prepaid expenses and other assets	34,451	29,124
Total current assets	217,259	216,193
Investment in equity investee	12,337	12,149
Property and equipment, net	45,778	36,763
Operating lease right-of-use asset	34,743	—
Goodwill	395,723	394,644
Other intangible assets, net	252,592	259,269
Deferred tax asset	2,167	1,917
Net investment in lease	982	1,060
Other long-term assets	7,195	5,297
Total assets	$968,776	$927,292
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$44,353	$57,006
Accounts payable	45,995	47,272
Unearned income	12,156	11,527
Income tax payable	6,841	6,650
Current portion of long-term debt	14,250	14,250
Short-term borrowings	15,000	—
Current portion of operating lease liability	9,458	—
Total current liabilities	148,053	136,705
Long-term debt	520,771	524,056
Deferred tax liability	9,041	9,950
Unearned income - long term	30,199	26,075
Operating lease liability	25,475	—
Other long-term liabilities	18,739	14,900
Total liabilities	752,278	711,686
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,267,445 shares issued and outstanding at March 31, 2019 (December 31, 2018 - 72,378,710)	722	723
Additional paid-in capital	—	5,783
Accumulated earnings	237,418	228,742
Accumulated other comprehensive loss, net of tax	(25,879)	(23,789)
Total EVERTEC, Inc. stockholders’ equity	212,261	211,459
Non-controlling interest	4,237	4,147
Total equity	216,498	215,606
Total liabilities and equity	$968,776	$927,292

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended March 31,
	2019	2018

Revenues (affiliates Note 13)	$118,836	$110,274

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	50,019	47,420
Selling, general and administrative expenses	15,139	13,432
Depreciation and amortization	16,273	15,867
Total operating costs and expenses	81,431	76,719
Income from operations	37,405	33,555
Non-operating income (expenses)
Interest income	259	157
Interest expense	(7,551)	(7,679)
Earnings of equity method investment	222	199
Other income, net	208	817
Total non-operating expenses	(6,862)	(6,506)
Income before income taxes	30,543	27,049
Income tax expense	3,809	3,935
Net income	26,734	23,114
Less: Net income attributable to non-controlling interest	90	92
Net income attributable to EVERTEC, Inc.’s common stockholders	26,644	23,022
Other comprehensive income (loss), net of tax of $384 and $140
Foreign currency translation adjustments	1,965	2,407
(Loss) gain on cash flow hedges	(4,055)	1,503
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$24,554	$26,932
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.37	$0.32
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.36	$0.31
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	72,378,710	$723	$5,783	$228,742	$(23,789)	$4,147	$215,606
Share-based compensation recognized	—	—	3,279	—	—	—	3,279
Repurchase of common stock	(618,573)	(6)	(3,129)	(14,351)	—	—	(17,486)
Restricted stock units delivered, net of cashless	507,308	5	(5,933)	—	—	—	(5,928)
Net income	—	—	—	26,644	—	90	26,734
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,617)	—	—	(3,617)
Other comprehensive loss	—	—	—	—	(2,090)	—	(2,090)
Balance at March 31, 2019	72,267,445	$722	$—	$237,418	$(25,879)	$4,237	$216,498

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	72,393,933	$723	$5,350	$148,887	$(10,848)	$3,864	$147,976
Cumulative adjustment from implementation of ASC 606	—	—	—	868	—	(16)	852
Share-based compensation recognized	—	—	3,637	—	—	—	3,637
Restricted stock units delivered, net of cashless	35,208	1	(205)	—	—	—	(204)
Net income	—	—	—	23,022		92	23,114
Other comprehensive income	—	—	—	—	3,910	—	3,910
Balance at March 31, 2018	72,429,141	$724	$8,782	$172,777	$(6,938)	$3,940	$179,285
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Cash Flows
(Dollar amounts in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$26,734	$23,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,273	15,867
Amortization of debt issue costs and accretion of discount	415	1,270
Operating lease expense	1,472	—
Provision for doubtful accounts and sundry losses	815	221
Deferred tax benefit	(882)	(1,152)
Share-based compensation	3,279	3,637
Loss on disposition of property and equipment and other intangibles	22	11
Earnings of equity method investment	(222)	(199)
(Increase) decrease in assets:
Accounts receivable, net	3,961	(6,815)
Prepaid expenses and other assets	(5,326)	(5,108)
Other long-term assets	(2,558)	(1,117)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(18,339)	(4,905)
Income tax payable	191	2,716
Unearned income	4,754	2,645
Operating lease liabilities	(1,281)	—
Other long-term liabilities	31	183
Total adjustments	2,605	7,254
Net cash provided by operating activities	29,339	30,368
Cash flows from investing activities
Additions to software	(8,917)	(5,208)
Property and equipment acquired	(5,071)	(4,157)
Proceeds from sales of property and equipment	32	—
Net cash used in investing activities	(13,956)	(9,365)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(5,928)	(204)
Net increase (decrease) in short-term borrowings	15,000	(12,000)
Repayment of short-term borrowings for purchase of equipment and software	(34)	(114)
Dividends paid	(3,617)	—
Repurchase of common stock	(17,486)	—
Repayment of long-term debt	(3,563)	(5,041)
Net cash used in financing activities	(15,628)	(17,359)
Net (decrease) increase in cash, cash equivalents and restricted cash	(245)	3,644
Cash, cash equivalents and restricted cash at beginning of the period	86,746	60,367
Cash, cash equivalents and restricted cash at end of the period	$86,501	$64,011
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$73,183	$53,471
Restricted cash	13,318	10,540
Cash, cash equivalents and restricted cash	$86,501	$64,011
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,390	$6,526
Cash paid for income taxes	3,496	1,074
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,558	—
Operating cash flows from finance leases	110	—
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	6,703	893
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing, cash processing and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely. EVERTEC's common stock is listed under the ticker symbol "EVTC" on the New York Stock Exchange.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these consolidated condensed financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation.

Note 2 – Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2018, SEC Release No. 33-10532, Disclosure Update and Simplification, became effective, amending certain disclosure requirements that were redundant or outdated. The amendments include replacing the requirement to disclose the high and low trading prices of the Company’s common stock with a requirement to disclose the ticker symbol of the common stock. In addition, the amendments expanded the disclosure requirements on the analysis of stockholder’s equity for interim financial statements. Under the amendments, the changes in each caption of stockholder’s equity presented in the balance sheet must be provided in a note or separate statement for the current and comparative year-to date interim periods. The Company adopted the new disclosure requirements in the first quarter of 2019.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance for leases, codified as Topic 842, to increase transparency and comparability among organizations by recognizing Right of Use ("ROU") assets and lease liabilities on the balance sheet for all leases, notwithstanding the lease classification. Under the standard, organizations are required to provide disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, July 2018 and March 2019, the FASB issued Accounting Standards Update (“ASU”) 2018-01, 2018-10, 2018-11 and 2019-01, to amend narrow aspects of the standard, to add new and optional transition method for the adoption of the standard and provide lessors with a practical expedient, among others. These standards are effective for public reporting companies for annual periods, and interim within annual periods beginning December 15, 2018 and replaced the leasing guidance of Topic 840. The Company adopted the standard effective January 1, 2019 using the modified retrospective transition approach and the transition provisions provided by ASU 2018-11. In addition, the Company applied all the practical expedients available for transition, except for the practical expedient pertaining to land easements, since it was not applicable to the Company. Accordingly, the Company accounted for its existing leases without reassessing whether (a) the contract contains a lease under Topic 842, (b) the lease classification was different in accordance to Topic 842, and (c) initial direct costs before transition met the definition of the new leasing standard. For the lease terms determination, the Company considered all facts and circumstances from the lease contract inception up to the effective date of

Topic 842. The Company, as a lessee, changed the characterization of the asset recognized for financing leases to an ROU asset, and the obligation to a lease liability. The Company recognized lease liabilities of $36.2 million, with corresponding ROU assets for the same amount based on the present value of the remaining lease payments of existing operating leases entered into as a lessee with the implementation of the new leasing standard as of January 1, 2019. As a lessor, the Company changed the characterization of the asset recognized for financing leases to a net investment in lease. Results for reporting periods beginning after January 1, 2019 are presented under the new guidance provided by Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840.

Refer to Note 12, Commitments and Contingencies, for discussions of the implementation of the Topic 842 on the Company’s consolidated condensed financial statements for the period ended March 31, 2019.

In June 2018, the FASB issued updated guidance for accounting for non-employee share-based payments. The update was issued as part of the FASB simplification initiative and requires an entity to apply the requirements of Topic 718 to nonemployee awards, with certain exceptions, which were previously accounted under Topic 505. The Company adopted this update in the first quarter of 2019 with no material impact on the financial statements. Any future grants to non-employees will be accounted for under this update.

In July 2018, the FASB issued codification improvements for various standards. The amendments represent changes to clarify, correct errors in, or make minor improvements to the codification. Certain amendments included in the update were effective upon issuance of the guidance and the Company adopted them without a material impact on the consolidated condensed financial statements. The remaining guidance improvements with effective dates for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, were adopted by the Company in the first quarter of 2019, except for the amendments with a later effective date (i.e., Topic 820, Fair Value Measurement), with no material impact on the financial statements.

Accounting pronouncements issued prior to 2019 and not yet adopted

In June 2016, the FASB issued updated guidance for the measurement of credit losses on financial instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance was further clarified and amended by an update issued in November 2018. The update requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses as valuation account is deducted from the amortized cost basis of the financial asset or assets to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect collectibility of the reported amount. An entity should use judgment in determining the relevant information and estimation methods that are appropriate to its circumstances. The Company expects to adopt this guidance in the fiscal period required by the update (i.e., fiscal years beginning after December 15, 2019, including interim periods within those fiscal years) and currently continues to evaluate if the adoption will have an impact on its consolidated financial statements.

In August 2018, the FASB issued an updated disclosure framework for fair value measurements. The amendments in the issued update remove, modify and add disclosure requirements on fair value measurements in Topic 820 Fair Value Measurements. The amendments in this update are effective to all entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments in the update should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the adoption of this update on the notes to the consolidated financial statements.

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

In October 2018, the FASB issued updated guidance to improve related party guidance for variable interest entities. The updated guidance requires entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. These amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

Note 3 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2019	December 31, 2018
Buildings	30	$1,436	$1,440
Data processing equipment	3 - 5	123,802	110,673
Furniture and equipment	3 - 20	7,667	7,761
Leasehold improvements	5 -10	2,638	2,625
		135,543	122,499
Less - accumulated depreciation and amortization		(91,036)	(86,990)
Depreciable assets, net		44,507	35,509
Land		1,271	1,254
Property and equipment, net		$45,778	$36,763
Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2019 amounted to $4.0 million compared to $3.6 million for the same period in 2018.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (See Note 14):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2018	$160,972	$49,728	$138,121	$45,823	$394,644
Foreign currency translation adjustments	—	1,079	—	—	1,079
Balance at March 31, 2019	$160,972	$50,807	$138,121	$45,823	$395,723

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. No impairment losses were recognized for the three months ended March 31, 2019 or 2018.

The carrying amount of other intangible assets at March 31, 2019 and December 31, 2018 was as follows:

		March 31, 2019
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$342,891	$(201,038)	$141,853
Trademark	2 - 15	41,495	(29,781)	11,714
Software packages	3 - 10	230,114	(155,588)	74,526
Non-compete agreement	15	56,539	(32,040)	24,499
Other intangible assets, net		$671,039	$(418,447)	$252,592

		December 31, 2018
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$342,738	$(194,570)	$148,168
Trademark	2 - 15	41,357	(28,888)	12,469
Software packages	3 - 10	224,855	(151,666)	73,189
Non-compete agreement	15	56,539	(31,096)	25,443
Other intangible assets, net		$665,489	$(406,220)	$259,269
For both the three months ended March 31, 2019 and 2018, the Company recorded amortization expense related to other intangibles of $12.2 million.
The estimated amortization expense of the balances outstanding at March 31, 2019 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2019	$36,798
2020	40,633
2021	35,497
2022	31,868
2023	30,245

Note 5 – Debt and Short-Term Borrowings

Total debt at March 31, 2019 and December 31, 2018 follows:

(In thousands)	March 31, 2019	December 31, 2018
Secured Credit Facility (2023 Term A) due on November 27, 2023 paying interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	215,157	217,791
Senior Secured Credit Facility (2024 Term B) due on November 27, 2024 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	319,864	320,515
Senior Secured Revolving Credit Facility(1)	15,000	—
Note Payable due on April 30, 2021(2)	269	300
Note Payable due on December 28, 2019	$6,434	$—
Total debt	$556,724	$538,606

(1)	Applicable margin of 2.00% at March 31, 2019 and 2.25% at December 31, 2018.

(2)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(3)	Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at March 31, 2019 and December 31, 2018.

2018 Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement governing the secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 (“2023 Term A”), a $325.0 million term loan B facility that matures on November 27, 2024 (“2024 Term B”) and a $125.0 million revolving credit facility (the “Revolving Facility”) that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”).

The unpaid principal balance at March 31, 2019 of the 2023 Term A Loan and the 2024 Term B Loan was $217.3 million and $324.2 million, respectively. The additional borrowing capacity for the Revolving Facility at March 31, 2019 was $82.9 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million to purchase software. As of both March 31, 2019 and December 31, 2018, the outstanding principal balance of the note payable was $0.3 million. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

In January 2019, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.0 million to purchase data processing equipment and maintenance. As of March 31, 2019, the outstanding principal balance of the note payable was $6.4 million, recorded as part of accounts payable.

Interest Rate Swaps

At March 31, 2019, the Company has two interest rate swap agreements, entered in December 2015 and December 2018, which convert a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%
The Company has accounted for these transactions as cash flow hedges.
At March 31, 2019 and December 31, 2018, the carrying amount of the derivatives on the Company’s balance sheets is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Other long-term assets	$1,032	$1,683
Other long-term liabilities	$7,851	$4,059
During the three months ended March 31, 2019, the Company reclassified gains of $0.3 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify gains of $1.0 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of gains recorded on cash flow hedging activities.
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

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes the fair value measurement by level at March 31, 2019 and December 31, 2018 for the asset measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
March 31, 2019
Financial asset:
Interest rate swap	$—	$1,032	$—	$1,032
Financial liability:
Interest rate swap	—	7,851	—	7,851
December 31, 2018
Financial asset:
Interest rate swap	$—	$1,683	$—	$1,683
Financial liability:
Interest rate swap	—	4,059	—	4,059

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest rate swap	$1,032	$1,032	$1,683	$1,683
Financial liabilities:
Interest rate swap	7,851	7,851	4,059	4,059
2023 Term A	215,157	214,806	217,791	218,625
2024 Term B	319,864	323,377	320,515	319,517

The fair values of the term loans at March 31, 2019 and December 31, 2018 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.

The secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 7 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three months period ended March 31, 2019:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance - December 31, 2018, net of tax	$(21,626)	$(2,163)	$(23,789)
Other comprehensive income (loss) before reclassifications	1,965	(3,773)	(1,808)
Effective portion reclassified to Net Income	—	(282)	(282)
Balance - March 31, 2019, net of tax	$(19,661)	$(6,218)	$(25,879)

Note 8 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

In the first quarter of 2017, 2018 and 2019, the Compensation Committee of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2017 LTIP, 2018 LTIP and 2019 LTIP, respectively, all under the terms of our 2013 Equity Incentive Plan. Under the LTIPs, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 24 of each year for the 2017 LTIP, February 28 of each year for the 2018 LTIP, and February 22 of each year for the 2019 LTIP.

For the performance-based awards under the 2017 LTIP, 2018 LTIP, and 2019 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to a further two-year service vesting period.

Performance and market-based awards vest at the end of the performance period that commenced on February 24, 2017 for the 2017 LTIP, February 28, 2018 for the 2018 LTIP, and February 22, 2019 for the 2019 LTIP. The periods end on February 24, 2020 for the 2017 LTIP, February 28, 2021 for the 2018 LTIP, and February 22, 2022 for the 2019 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested restricted shares and RSUs activity for the three months ended March 31, 2019:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2018	2,036,163	$15.09
Vested	(715,251)	28.50
Granted	432,216	18.16
Nonvested at March 31, 2019	1,753,128	$18.18

For the three months ended March 31, 2019, the Company recognized $3.3 million of share based compensation expense compared with $3.6 million for the same period in 2018.

As of March 31, 2019, the maximum unrecognized cost for restricted stock and RSUs was $23.2 million. The cost is expected to be recognized over a weighted average period of 2.1 years.

Note 9 - Revenues

Summary of Revenue Recognition Accounting Policy

The Company's revenue recognition policy follows the guidance from Accounting Standards Codification ("ASC") 606 Revenue from Contracts with Customers, which provides guidance on the recognition, presentation and disclosure of revenue in consolidated financial statements.

Revenue is measured on the consideration specified in a contract with a customer. Once the Company determines a contract's performance obligations and the transaction price, including an estimate of any variable consideration, the Company allocates the transaction price to each performance obligation in the contract using a stand-alone selling price. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

At contract inception, the Company assesses the goods and service promised in the contract with a customer and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised in the contract regardless of whether they are explicitly stated or implied. Payment for the Company's contracts with customers are typically due in full within 30 days of invoice date.

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into primary geographical markets, nature of the products and services, and timing of transfer of goods and services. The Company's operating segments are determined by the nature of the products and services the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 14, Segment Information.

In the following table, revenue is disaggregated by timing of revenue recognition for the three months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$2,677	$70	$—	$877	$3,624
Products and services transferred over time	20,073	18,678	25,974	50,487	115,212
	$22,750	$18,748	$25,974	$51,364	$118,836

	Three months ended March 31, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$126	$392	$—	$973	$1,491
Products and services transferred over time	18,457	19,999	23,379	46,948	108,783
	18,583	20,391	23,379	47,921	110,274

Contract balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	March 31, 2019
Balance at beginning of period	$996
Services transferred to customers	49
Transfers to accounts receivable	(151)
March 31, 2019	$894

The current portion of contract assets is recorded as part of prepaid expenses and other assets and the long-term portion is included in other long-term assets.

Accounts receivable, net at March 31, 2019 amounted to $96.3 million. Unearned income and Unearned income - Long term, which refer to contract liabilities, at March 31, 2019 amounted to $12.2 million and $30.2 million, respectively, and generally arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with managed services. During the three months ended March 31, 2019, the Company recognized revenue of $6.1 million that was included in unearned income at December 31, 2018. During the three months ended March 31, 2018, the Company recognized revenue of $3.7 million that was included in unearned income at December 31, 2017.

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at March 31, 2019 is $267.6 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which vary from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 10 – Income Tax

The components of income tax expense for the three months ended March 31, 2019 and 2018, respectively, consisted of the following:

	Three months ended March 31,
(In thousands)	2019	2018
Current tax provision	$4,691	$5,087
Deferred tax benefit	(882)	(1,152)
Income tax expense	$3,809	$3,935

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2019 and 2018, and its segregation based on location of operations:

	Three months ended March 31,
(In thousands)	2019	2018
Current tax provision
Puerto Rico	$1,813	$2,399
United States	112	80
Foreign countries	2,766	2,608
Total current tax provision	$4,691	$5,087
Deferred tax benefit
Puerto Rico	$(476)	$(839)
United States	(372)	(87)
Foreign countries	(34)	(226)
Total deferred tax benefit	$(882)	$(1,152)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2019, the Company has $51.1 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of March 31, 2019, the gross deferred tax asset amounted to $12.6 million and the gross deferred tax liability amounted to $19.5 million, compared to $10.8 million and $18.8 million, respectively, as of December 31, 2018.

Note 11 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended March 31,
(Dollar amounts in thousands, except per share information)	2019	2018
Net income attributable to EVERTEC, Inc.’s common stockholders	$26,644	$23,022
Less: non-forfeitable dividends on restricted stock	6	14
Net income available to EVERTEC, Inc.’s common shareholders	$26,638	$23,008
Weighted average common shares outstanding	72,378,532	72,409,462
Weighted average potential dilutive common shares (1)	1,391,534	963,373
Weighted average common shares outstanding - assuming dilution	73,770,066	73,372,835
Net income per common share - basic	$0.37	$0.32
Net income per common share - diluted	$0.36	$0.31

(1)	Potential common shares consist of common stock issuable under the assumed release of restricted stock awards using the treasury stock method.

On February 15, 2019, the Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 22, 2019 to stockholders of record as of the close of business on February 26, 2019.

Note 12 – Commitments and Contingencies

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

Leases

The Company’s leases accounting policy follows the guidance from Accounting Standards Codification (“ASC”) 842, Leases, which provides guidance on the recognition, presentation and disclosure of leases in consolidated condensed financial statements.

The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease payable, and operating lease liabilities in the consolidated condensed balance sheet. Finance leases are included in property and equipment, accrued liabilities, and other long-term liabilities in the consolidated condensed balance sheet.

ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Management used the Company’s collateralized incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. The lease payment terms may include fixed payment terms and variable payments. Fixed payment terms and variable payments that depend on an index (i.e., Consumer Price Index or “CPI”) or rate are considered in the determination of the operating lease liabilities. While lease liabilities are not remeasured because of changes to the CPI, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Variable payments that do not depend on an index or rate are not included in the lease liabilities determination. Rather, these payments are recognized as variable lease expense when incurred. Variable lease payments are included within operating costs and expenses in the consolidated condensed statement of income and comprehensive income. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense is composed of interest expense and amortization expense. The lease liability of these leases is measured using the interest rate method. The ROU asset from financing leases are amortized on a straight-line basis, as part of Property and Equipment, net.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. The Company elected the practical expedient of not separating lease and related non-lease components for all classes of underlying assets (i.e., building and equipment). The Company also elected as an accounting policy to not recognize lease liabilities and ROU assets for any future short-term leases (i.e., leases with a lease term of 12 months or less).

The Company has operating leases for certain office facilities, buildings, telecommunications and other equipment; and finance leases for certain equipment. The Company’s lease contracts have remaining terms ranging from 1 year to 10 years, some of which may include options to extend the leases for up to 5 years, and some which may include the option to terminate the lease within 1 year.

As of March 31, 2019, equipment leases classified as finance leases, which are included within Property and Equipment, net, were $1.6 million, net of accumulated depreciation.

Total lease cost for the three months ended March 31, 2019, was as follows:

(in thousands)
Operating lease cost	$1,923
Finance lease cost
Amortization of right-of-use assets	67
Interest on lease liabilities	8
Variable lease cost	714
$2,712

Other information related to leases, for the three months ended March 31, 2019, was as follows:

(In thousands)
Right-of-use assets obtained in exchange for operating lease obligations:	$140
Weighted average remaining lease term, in years
Operating leases	7
Finance leases	2
Weighted Average Discount Rate
Operating leases	4.8%
Finance leases	4.3%
Future minimum lease payments under leases as of March 31, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases
Remainder of 2019	$4,651	$324
2020	5,853	328
2021	5,773	34
2022	5,579	—
2023 and thereafter	17,504	—
Total future minimum lease payments	39,360	686
Less: imputed interest	(4,427)	(19)
	$34,933	$667
Reported as of March 31, 2019
Accrued liabilities	$—	$410
Operating lease payable	9,458	—
Operating lease liabilities - long term	25,475	—
Other long-term liabilities	—	257
	$34,933	$667

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
(Dollar amounts in thousands)	2019	2018
Total revenues (1)(2)	$49,030	$45,535
Cost of revenues	$523	$384
Operating lease cost and other fees	$2,128	$1,963
Interest earned from affiliate
Interest income	$28	$32

(1)	Popular revenues as a percentage of total revenues were 41% for each of the periods presented above.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.3 million for each the periods presented above.

At March 31, 2019 and December 31, 2018, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	March 31, 2019	December 31, 2018
Cash and restricted cash deposits in affiliated bank	$27,447	$29,136
Other due/to from affiliate
Accounts receivable	$30,984	$25,714
Prepaid expenses and other assets	$4,019	$2,796
Operating lease right-of use assets	$24,105	$—
Other long-term assets	$130	$166
Accounts payable	$6,353	$6,344
Unearned income	$30,915	$25,401
Operating lease liabilities	$24,182	$—

Note 14 – Segment Information

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America, Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network managed services, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee and from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc.) or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

In addition to the four operating segments described above, Management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These areas could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these areas are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

•	marketing,

•	corporate finance and accounting,

•	human resources,

•	legal,

•	risk management functions,

•	internal audit,

•	corporate debt related costs,

•	non-operating depreciation and amortization expenses generated as a result of merger and acquisition activity,

•	intersegment revenues and expenses, and

•	other non-recurring fees and expenses that are not considered when management evaluates financial performance at a segment level

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended March 31, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$32,017	$20,831	$25,974	$51,364	$(11,350)	$118,836
Operating costs and expenses	14,215	17,573	14,718	32,910	2,015	81,431
Depreciation and amortization	2,643	2,196	468	3,854	7,112	16,273
Non-operating income (expenses)	581	2,634	21	186	(2,992)	430
EBITDA	21,026	8,088	11,745	22,494	(9,245)	54,108
Compensation and benefits (2)	237	166	220	554	2,262	3,439
Transaction, refinancing and other fees (3)	—	2	—	—	47	49
Adjusted EBITDA	$21,263	$8,256	$11,965	$23,048	$(6,936)	$57,596

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.2 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment, intercompany software sale and developments of $2.1 million from the Payment Services - Latin America segment charged to the Payment Services - Puerto Rico & Caribbean segment. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $4.8 million.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

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

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $8.6 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.,

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended March 31,
(In thousands)	2019	2018
Total EBITDA	$54,108	$50,438
Less:
Income tax expense	3,809	3,935
Interest expense, net	7,292	7,522
Depreciation and amortization	16,273	15,867
Net Income	$26,734	$23,114

Note 15 – Subsequent Events

On April 25, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 7, 2019 to stockholders of record as of the close of business on May 6, 2019. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2019 and 2018 and (ii) the financial condition as of March 31, 2019. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Executive Summary

EVERTEC is a leading full-service transaction processing business in Latin America and the Caribbean, providing a broad range of merchant acquiring, payment services and business process management services. According to the August 2018 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction-processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, and that this ongoing shift will continue to generate substantial growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American and Caribbean regions is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. We also benefit from the trend for financial institutions and government agencies to outsource technology systems and processes. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

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

In addition to the macroeconomic trends described above, Management currently estimates that we will continue to experience a revenue attrition in Latin America of approximately $3 million to $4 million for previously disclosed migrations anticipated in 2019. The clients' decisions, which were made prior to 2015, for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Management believes that these customer decisions are unlikely to change, however timing is subject to change based on customer's conversion schedules.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

	Three months ended March 31,
In thousands	2019	2018	Variance 2019 vs. 2018

Revenues	$118,836	$110,274	$8,562	8%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	50,019	47,420	2,599	5%
Selling, general and administrative expenses	15,139	13,432	1,707	13%
Depreciation and amortization	16,273	15,867	406	3%
Total operating costs and expenses	81,431	76,719	4,712	6%
Income from operations	$37,405	$33,555	$3,850	11%

Revenues

Total revenues in the first quarter of 2019 increased by $8.6 million or 8% to $118.8 million. Revenue increase in the first quarter of 2019 reflected growth from elevated sales volumes in Puerto Rico and increased core banking transactions, in part due to last year's hurricane impacted results. Additionally, revenue growth was a result of an increase in network services related to new managed services projects, as well as, a one-time revenue related to an electronic benefits contract of approximately $2.7 million.

Cost of revenues

Cost of revenues amounted to $50.0 million, an increase of $2.6 million or 5% when compared with the prior year period. The increase is primarily related to increases in cost of sales and higher equipment maintenance expenses.

Selling, general and administrative

Selling, general and administrative expenses in the first quarter of 2019 increased by $1.7 million or 13% when compared with the same quarter in 2018. The increase is primarily related to increases in salaries expense and increases in legal, consulting and other professional fees incurred in connection with specific initiatives.

Depreciation and amortization

Depreciation and amortization expense amounted to $16.3 million, an increase of $0.4 million or 3%. The increase is mainly related to higher capital expenditures in prior year as well as impact from development projects going into production.

Non-operating income (expenses)

	Three months ended March 31,
In thousands	2019	2018	Variance 2019 vs. 2018

Interest income	$259	$157	$102	65%
Interest expense	(7,551)	(7,679)	128	(2)%
Earnings of equity method investment	222	199	23	12%
Other income, net	208	817	(609)	(75)%
Total non-operating expenses	$(6,862)	$(6,506)	(356)	5%

Non-operating expenses increased by $0.4 million to $6.9 million when compared with the prior year period. The increase is mainly related to a $0.6 million decrease in Other income, net due to a decrease in foreign exchange gains relative to the same quarter in 2018.

Income tax expense

	Three months ended March 31,
In thousands	2019	2018	Variance 2019 vs. 2018
Income tax expense	$3,809	$3,935	(126)	(3)%

Income tax expense amounted to $3.8 million, relatively flat when compared with the prior year period. The effective tax rate for the quarter was 12.5%, compared with 14.5% in the 2018 period. The decrease in effective tax rate is primarily related to the mix between taxable and exempt income in Puerto Rico coupled with the impact of the decrease in income tax rate for fully taxable operations that came into effect on January 1, 2019.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America, Merchant Acquiring, and Business Solutions.

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

In addition to the four operating segments described above, Management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These units could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these units are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

•	marketing,

•	corporate finance and accounting,

•	human resources,

•	legal,

•	risk management functions,

•	internal audit,

•	corporate debt related costs,

•	non-operating depreciation and amortization expenses generated as a result of merger and acquisition activity,

•	intersegment revenues and expenses, and

•	other non-recurring fees and expenses that are not considered when management evaluates financial performance at a segment level

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

Comparison of the three months ended March 31, 2019 and 2018

Payment Services - Puerto Rico & Caribbean

	Three months ended March 31,
Dollar amounts in thousands	2019	2018
Revenues	$32,017	$27,168
Adjusted EBITDA	21,263	17,310

Payment Services - Puerto Rico & Caribbean segment revenue increased by $4.8 million to $32.0 million when compared with the 2018 period. The increase in revenues was driven by higher ATM Network and POS transaction volumes coupled with new transaction fees, growth over the prior year, as January and February in the prior year were still recovering from the 2017 hurricanes, and one-time revenue related to an electronic benefits contract of approximately $2.7 million. Adjusted EBITDA increased by $4.0 million to $21.3 million primarily due to higher revenues from the electronic benefits contract.

Payment Services - Latin America

	Three months ended March 31,
Dollar amounts in thousands	2019	2018
Revenues	$20,831	$20,391
Adjusted EBITDA	8,256	6,993

Payment Services - Latin America segment revenue increased $0.4 million to $20.8 million driven mainly by higher intercompany software sale and development revenues from the Payment Services - Latin America segment to the Payment Services Puerto Rico & Caribbean segment, partially offset by one-time sales and revenue from completed implementations in the prior year that did not recur and impact from client attrition. Adjusted EBITDA increased $1.3 million when compared to the prior year period, due to increased revenue associated to intercompany services and licenses sold to Payment Services - Puerto Rico & Caribbean segment.

Merchant Acquiring

	Three months ended March 31,
Dollar amounts in thousands	2019	2018
Revenues	$25,974	$23,379
Adjusted EBITDA	11,965	10,852

Merchant Acquiring segment revenue increased $2.6 million to $26.0 million due to increased sales volumes compared to results in prior year, which was negatively impacted by the 2017 hurricanes, and by electronic benefit disaster recovery funding that started in March 2018 and ended in March 2019. Increases in transactional fees contributed to higher net spreads versus the same period in the previous year, while higher non-transactional fees also helped to drive the year-over-year revenue increase. Adjusted EBITDA increased $1.1 million mainly due to increased sales volumes and higher transactional and non-transactional fees, partially offset by higher transaction processing charges and lower average ticket versus the first quarter of 2018.

Business Solutions

	Three months ended March 31,
Dollar amounts in thousands	2019	2018
Revenues	$51,364	$47,921
Adjusted EBITDA	23,048	23,165

Business Solutions segment revenue increased $3.4 million or 7% mainly driven by new services provided to Popular and incremental managed services revenues from the Government of Puerto Rico. Adjusted EBITDA decreased $0.1 million to

$23.0 million when compared with the prior year results mainly driven by higher costs incurred related to support and maintenance hours for Business Solutions applications, coupled with higher expenses related to infrastructure supporting the Business Solutions segment as we continue to replace obsolete assets.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures, working capital needs and acquisitions. We also have a $125.0 million Revolving Facility, of which $82.9 million was available as of March 31, 2019. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

At March 31, 2019, we had cash and cash equivalents of $73.2 million, of which $48.4 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments, share repurchases, debt service, acquisitions and other transactions as opportunities present themselves.

Based on our current level of operations, we believe our cash flows from operations and the available secured Revolving Credit Facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses, dividend payments, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control.

	Three months ended March 31,
(In thousands)	2019	2018

Cash provided by operating activities	$29,339	$30,368
Cash used in investing activities	(13,956)	(9,365)
Cash used in financing activities	(15,628)	(17,359)
(Decrease) increase in cash, cash equivalents and restricted cash	$(245)	$3,644

Net cash provided by operating activities for the three months ended March 31, 2019 was $29.3 million compared with cash provided by operating activities of $30.4 million for the corresponding 2018 period. The $1.0 million decrease in cash provided by operating activities is primarily driven by more cash used to pay down accounts payable, accrued liabilities, and income taxes, partially offset by more collections of accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2019 was $14.0 million compared with $9.4 million for the corresponding period in 2018. The $4.6 million increase is attributable to increases in capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2019 was $15.6 million compared with $17.4 million for the corresponding 2018 period. The $1.7 million decrease was mainly related to a $15.0 million draw on our Revolving Facility, compared with a $12.0 million paydown in the prior year, coupled with a $1.5 million decrease is cash used to paydown long-term debt. This decrease was partially offset by cash dividends paid amounting to $3.6 million and cash used for repurchases of common stock of $17.5 million, while in the prior year no cash was used for these activities, and a $5.7 million increase in cash used for payment of statutory withholding taxes for share-based compensation.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $14.0 million and $9.4 million for the three months ended March 31, 2019 and 2018, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our Revolving Facility. We expect capital expenditures to be in a range of $40 million to $45 million in 2019.

Dividend Payments

On April 25, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 7, 2019 to stockholders of record as of the close of business on May 6, 2019. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant.

Financial Obligations

Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement governing the senior secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 "2023 Term A"), a $325.0 million term loan B facility that matures on November 27, 2024 ("2024 Term B") and a $125.0 million revolving credit facility (the "Revolving Facility") that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”).

The unpaid principal balance at March 31, 2019 of the 2023 Term A Loan and the 2024 Term B Loan was $217.3 million and $324.2 million, respectively. The additional borrowing capacity for the Revolving Facility at March 31, 2019 was $82.9 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million to purchase software. As of both March 31, 2019 and December 31, 2018, the outstanding principal balance of the note payable is $0.3 million. The current portion of these notes is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

In January 2019, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.0 million to purchase data processing equipment and maintenance. As of March 31, 2019, the outstanding principal balance of the note payable was $6.4 million, recorded as part of accounts payable.

Interest Rate Swaps

As of March 31, 2019, the Company has the following interest rate swap agreements converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%
The Company has accounted for these transactions as cash flow hedges.
As of March 31, 2019 and December 31, 2018, the carrying amount of the derivatives on the Company’s balance sheets is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Other long-term assets	$1,032	$1,683
Other long-term liabilities	$7,851	$4,059
During the three months ended March 31, 2019, the Company reclassified gains of $0.3 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify gains of $1.0 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of gains recorded on cash flow hedging activities.
The cash flow hedge is considered highly effective.

Covenant Compliance

As of March 31, 2019, the secured leverage ratio was 2.31 to 1.00. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended March 31,		Twelve months ended
(Dollar amounts in thousands, except per share information)	2019	2018	March 31, 2019
Net income	$26,734	$23,114	$90,189
Income tax expense	3,809	3,935	12,470
Interest expense, net	7,292	7,522	29,027
Depreciation and amortization	16,273	15,867	63,473
EBITDA	54,108	50,438	195,159
Equity income (1)	(222)	(199)	(282)
Compensation and benefits (2)	3,439	3,829	13,269
Transaction, refinancing and other fees (3)	271	(100)	7,941
Adjusted EBITDA	57,596	53,968	216,087
Operating depreciation and amortization (4)	(7,965)	(7,321)	(29,852)
Cash interest expense, net (5)	(7,132)	(6,368)	(26,867)
Income tax expense (6)	(5,300)	(5,567)	(19,247)
Non-controlling interest (7)	(112)	(138)	(446)
Adjusted net income	$37,087	$34,574	$139,675
Net income per common share (GAAP):
Diluted	$0.36	$0.31
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.50	$0.47
Shares used in computing adjusted earnings per common share:
Diluted	73,770,066	73,372,835

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

2)
Primarily represents share-based compensation and other compensation expense of $3.3 million and $3.6 million for the quarters ended March 31, 2019 and 2018, respectively and severance payments of $0.2 million for both quarters ended March 31, 2019 and 2018.

3)	Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses and cost of revenues.

4)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.

5)
Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.

6)	Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discreet items.

7)	Represents the 35% non-controlling equity interest in Evertec Colombia, net of amortization for intangibles created as part of the purchase.

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of March 31, 2019, the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of March 31, 2019, under the secured credit facilities would increase our annual interest expense by approximately $3.4 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015 and December 2018 we entered into interest rate swap agreements which convert a portion of our outstanding variable rate debt to fixed.

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

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated condensed statements of income and comprehensive income. At March 31, 2019, the Company had $19.7 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $21.6 million at December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluate and properly assess the impact of the new accounting standard related to leases. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three months period ended March 31, 2019:

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
2/1/2019-2/28/2019	103,480	$28.874	103,480
3/1/2019-3/31/2019	515,093	28.147	515,093
Total	618,573	$28.269	618,573	$44,859,539

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 22, 2019, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Joaquín A. Castrillo, Carlos J. Ramírez, Luis A. Rodríguez, Paola Pérez, Guillermo Rospigliosi, Philip E. Steurer, and Miguel Vizcarrondo.

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

EVERTEC, Inc. (Registrant)

Date: May 3, 2019	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: May 3, 2019	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)