Form 10-Q
period 2019-06-30
EVERTEC, Inc.
filed 2019-08-02
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EVTC	New York Stock Exchange
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
At July 26, 2019, there were 71,929,505 outstanding shares of common stock of EVERTEC, Inc.

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

•
the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico and its instrumentalities, which are facing severe political and fiscal challenges;

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

EVERTEC, Inc. Unaudited Consolidated Condensed Balance Sheets
(Dollar amounts in thousands, except for share information)

	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$64,025	$69,973
Restricted cash	13,524	16,773
Accounts receivable, net	93,735	100,323
Prepaid expenses and other assets	34,955	29,124
Total current assets	206,239	216,193
Investment in equity investee	11,975	12,149
Property and equipment, net	44,544	36,763
Operating lease right-of-use asset	32,363	—
Goodwill	396,275	394,644
Other intangible assets, net	249,667	259,269
Deferred tax asset	1,779	1,917
Net investment in lease	900	1,060
Other long-term assets	6,751	5,297
Total assets	$950,493	$927,292
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$45,883	$57,006
Accounts payable	34,920	47,272
Unearned income	11,240	11,527
Income tax payable	1,937	6,650
Current portion of long-term debt	14,250	14,250
Current portion of operating lease liability	6,294	—
Total current liabilities	114,524	136,705
Long-term debt	517,491	524,056
Deferred tax liability	7,396	9,950
Unearned income - long term	30,365	26,075
Operating lease liability - long-term	27,043	—
Other long-term liabilities	24,874	14,900
Total liabilities	721,693	711,686
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,937,516 shares issued and outstanding at June 30, 2019 (December 31, 2018 - 72,378,710)	719	723
Additional paid-in capital	—	5,783
Accumulated earnings	253,361	228,742
Accumulated other comprehensive loss, net of tax	(29,596)	(23,789)
Total EVERTEC, Inc. stockholders’ equity	224,484	211,459
Non-controlling interest	4,316	4,147
Total equity	228,800	215,606
Total liabilities and equity	$950,493	$927,292

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenues (affiliates Note 13)	$122,548	$113,347	$241,384	$223,621

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	52,601	49,131	102,620	96,551
Selling, general and administrative expenses	15,064	17,848	30,203	31,280
Depreciation and amortization	17,195	15,728	33,468	31,595
Total operating costs and expenses	84,860	82,707	166,291	159,426
Income from operations	37,688	30,640	75,093	64,195
Non-operating income (expenses)
Interest income	257	164	516	321
Interest expense	(7,373)	(7,665)	(14,924)	(15,344)
Earnings of equity method investment	133	175	355	374
Other income (expenses)	(1,079)	(69)	(871)	748
Total non-operating expenses	(8,062)	(7,395)	(14,924)	(13,901)
Income before income taxes	29,626	23,245	60,169	50,294
Income tax expense	2,489	3,112	6,298	7,047
Net income	27,137	20,133	53,871	43,247
Less: Net income attributable to non-controlling interest	79	81	169	173
Net income attributable to EVERTEC, Inc.’s common stockholders	27,058	20,052	53,702	43,074
Other comprehensive income (loss), net of tax of $(617), $28, $(1,001) and $168
Foreign currency translation adjustments	2,325	(4,307)	4,290	(1,900)
(Loss) gain on cash flow hedges	(6,042)	387	(10,097)	1,890
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$23,341	$16,132	$47,895	$43,064
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.38	$0.28	$0.74	$0.59
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.37	$0.27	$0.73	$0.58
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	72,378,710	$723	$5,783	$228,742	$(23,789)	$4,147	$215,606
Share-based compensation recognized	—	—	3,279	—	—	—	3,279
Repurchase of common stock	(618,573)	(6)	(3,129)	(14,351)	—	—	(17,486)
Restricted stock units delivered, net of cashless	507,308	5	(5,933)	—	—	—	(5,928)
Net income	—	—	—	26,644	—	90	26,734
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,617)	—	—	(3,617)
Other comprehensive loss	—	—	—	—	(2,090)	—	(2,090)
Balance at March 31, 2019	72,267,445	722	—	237,418	(25,879)	4,237	216,498
Share-based compensation recognized	—	—	3,436	—	—	—	3,436
Repurchase of common stock	(368,293)	(4)	(3,201)	(7,505)	—	—	(10,710)
Restricted stock units delivered, net of cashless	38,364	1	(235)	—	—	—	(234)
Net income	—	—	—	27,058	—	79	27,137
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,610)	—	—	(3,610)
Other comprehensive loss	—	—	—	—	(3,717)	—	(3,717)
Balance at June 30, 2019	71,937,516	$719	$—	$253,361	$(29,596)	$4,316	$228,800

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	72,393,933	$723	$5,350	$148,887	$(10,848)	$3,864	$147,976
Cumulative adjustment from implementation of ASC 606	—	—	—	858	—	(16)	842
Share-based compensation recognized	—	—	3,637	—	—	—	3,637
Restricted stock units delivered, net of cashless	35,208	1	(205)	—	—	—	(204)
Net income	—	—	—	23,022	—	92	23,114
Other comprehensive income	—	—	—	—	3,910	—	3,910
Balance at March 31, 2018	72,429,141	724	8,782	172,767	(6,938)	3,940	179,275
Share-based compensation recognized	—	—	3,685	—	—	—	3,685
Restricted stock units delivered, net of cashless	287,997	3	(1,813)	—	—	—	(1,810)
Net income	—	—	—	20,052	—	81	20,133
Other comprehensive loss	—	—	—	—	(3,920)	—	(3,920)
Balance at June 30, 2018	72,717,138	$727	$10,654	$192,819	$(10,858)	$4,021	$197,363
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

EVERTEC, Inc. Unaudited Consolidated Condensed Statements of Cash Flows
(Dollar amounts in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$53,871	$43,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,468	31,595
Amortization of debt issue costs and accretion of discount	835	2,361
Operating lease expense	3,579	—
Provision for doubtful accounts and sundry losses	2,884	369
Deferred tax benefit	(1,821)	(1,113)
Share-based compensation	6,715	7,322
Loss on disposition of property and equipment and other intangibles	645	11
Earnings of equity method investment	(355)	(374)
Dividend received from equity method investment	—	390
(Increase) decrease in assets:
Accounts receivable, net	5,384	811
Prepaid expenses and other assets	(5,833)	(4,236)
Other long-term assets	(3,060)	(333)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(17,955)	(8,856)
Income tax payable	(4,713)	2,487
Unearned income	4,004	3,102
Operating lease liabilities	(2,877)	—
Other long-term liabilities	1,179	73
Total adjustments	22,079	33,609
Net cash provided by operating activities	75,950	76,856
Cash flows from investing activities
Additions to software	(20,023)	(9,015)
Property and equipment acquired	(15,625)	(6,837)
Proceeds from sales of property and equipment	29	14
Net cash used in investing activities	(35,619)	(15,838)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(6,162)	(2,014)
Net decrease in short-term borrowings	—	(12,000)
Repayment of short-term borrowings for purchase of equipment and software	(818)	(700)
Dividends paid	(7,227)	—
Repurchase of common stock	(28,196)	—
Repayment of long-term debt	(7,125)	(36,262)
Net cash used in financing activities	(49,528)	(50,976)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,197)	10,042
Cash, cash equivalents and restricted cash at beginning of the period	86,746	60,367
Cash, cash equivalents and restricted cash at end of the period	$77,549	$70,409
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$64,025	$59,333
Restricted cash	13,524	11,076
Cash, cash equivalents and restricted cash	$77,549	$70,409
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,646	$13,649
Cash paid for income taxes	10,085	4,719
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,495	—
Operating cash flows from finance leases	15	—
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	5,238	360
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in all the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely. EVERTEC's common stock is listed under the ticker symbol "EVTC" on the New York Stock Exchange.

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

Note 2 – Recent Accounting Pronouncements

Accounting pronouncements issued prior to 2019 and not yet adopted

In June 2016, November 2018, April 2019 and May 2019, the Financial Accounting Standards Board ("FASB") issued updated guidance for the measurement of credit losses on financial instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The main objective of these updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in these updates replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updates affect trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In addition, the updated guidance also clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standards will be effective for the Company beginning January 1, 2020. The Company will adopt the updated guidance using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the credit loss methodology with the new standard. Currently, the Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures, including accounting policies, processes and internal controls. The Company does not expect this standard to have a material effect on the consolidated financial statements.

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

In August 2018, the FASB issued updated guidance for customer’s accounting for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is a service contract. The amendments in this update align the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company will adopt the update effective January 1, 2020 and will apply the guidance in this update to all implementation costs prospectively.

In October 2018, the FASB issued updated guidance to improve related party guidance for variable interest entities. The updated guidance requires entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. These amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company will adopt this guidance effective January 1, 2020. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

In November 2018, the FASB issued updated guidance to clarify the interaction between the guidance for collaborative arrangements and the updated revenue recognition guidance. The amendments in this update, among other things, provide guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company will adopt this guidance in the required period with no impact on its consolidated financial statements. Future contracts will be evaluated under the updated guidance once effective.
Note 3 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2019	December 31, 2018
Buildings	30	$1,484	$1,440
Data processing equipment	3 - 5	119,282	110,673
Furniture and equipment	3 - 20	7,023	7,761
Leasehold improvements	5 -10	2,741	2,625
		130,530	122,499
Less - accumulated depreciation and amortization		(87,300)	(86,990)
Depreciable assets, net		43,230	35,509
Land		1,314	1,254
Property and equipment, net		$44,544	$36,763

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2019 amounted to $4.3 million and $8.3 million, respectively, compared to $3.5 million and $7.2 million, for the same periods in 2018, respectively.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (See Note 14):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2018	$160,972	$49,728	$138,121	$45,823	$394,644
Foreign currency translation adjustments	—	1,631	—	—	1,631
Balance at June 30, 2019	$160,972	$51,359	$138,121	$45,823	$396,275

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. No impairment losses were recognized for the six months ended June 30, 2019 or 2018.

The carrying amount of other intangible assets at June 30, 2019 and December 31, 2018 was as follows:

		June 30, 2019
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,186	$(207,525)	$135,661
Trademark	2 - 15	41,489	(30,674)	10,815
Software packages	3 - 10	239,819	(160,186)	79,633
Non-compete agreement	15	56,539	(32,981)	23,558
Other intangible assets, net		$681,033	$(431,366)	$249,667

		December 31, 2018
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$342,738	$(194,570)	$148,168
Trademark	2 - 15	41,357	(28,888)	12,469
Software packages	3 - 10	224,855	(151,666)	73,189
Non-compete agreement	15	56,539	(31,096)	25,443
Other intangible assets, net		$665,489	$(406,220)	$259,269

For the three and six months ended June 30, 2019, the Company recorded amortization expense related to other intangibles of $12.9 million and $25.1 million, respectively, compared to $12.2 million and $24.4 million for the corresponding 2018 periods.

The estimated amortization expense of the balances outstanding at June 30, 2019 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2019	$23,911
2020	42,597
2021	37,405
2022	32,375
2023	30,480

Note 5 – Debt and Short-Term Borrowings

Total debt at June 30, 2019 and December 31, 2018 follows:

(In thousands)	June 30, 2019	December 31, 2018
Secured Credit Facility (2023 Term A) due on November 27, 2023 paying interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	212,524	217,791
Senior Secured Credit Facility (2024 Term B) due on November 27, 2024 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	319,217	320,515
Senior Secured Revolving Credit Facility(1)	—	—
Note Payable due on April 30, 2021(2)	238	300
Note Payable due on December 28, 2019	$5,000	$—
Total debt	$536,979	$538,606

(1)	Applicable margin of 2.00% at June 30, 2019 and 2.25% at December 31, 2018.

(2)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(3)	Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at June 30, 2019 and December 31, 2018.

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

The unpaid principal balance at June 30, 2019 of the 2023 Term A Loan and the 2024 Term B Loan was $214.5 million and $323.4 million, respectively. The additional borrowing capacity for the Revolving Facility at June 30, 2019 was $116.9 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million to purchase software. As of June 30, 2019 and December 31, 2018, the outstanding principal balance of the note payable was $0.2 million and $0.3 million, respectively. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

In January 2019, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.0 million to purchase data processing equipment and maintenance. As of June 30, 2019, the outstanding principal balance of the note payable was $5.0 million, recorded as part of accounts payable.

Interest Rate Swaps

At June 30, 2019, the Company has two interest rate swap agreements, entered in December 2015 and December 2018, which convert a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for these transactions as cash flow hedges.

At June 30, 2019 and December 31, 2018, the carrying amount of the derivatives on the Company’s consolidated balance sheets is as follows:

(In thousands)	June 30, 2019	December 31, 2018
Other long-term assets	$94	$1,683
Other long-term liabilities	$13,574	$4,059

During the three and six months ended June 30, 2019, the Company reclassified gains of $0.3 million and $0.5 million, respectively, from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $0.2 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of losses recorded on cash flow hedging activities.
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

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes the fair value measurement by level at June 30, 2019 and December 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial asset:
Interest rate swap	$—	$94	$—	$94
Financial liability:
Interest rate swap	—	13,574	—	13,574
December 31, 2018
Financial asset:
Interest rate swap	$—	$1,683	$—	$1,683
Financial liability:
Interest rate swap	—	4,059	—	4,059

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest rate swap	$94	$94	$1,683	$1,683
Financial liabilities:
Interest rate swap	13,574	13,574	4,059	4,059
2023 Term A	212,524	212,087	217,791	218,625
2024 Term B	319,217	324,183	320,515	319,517

The fair values of the term loans at June 30, 2019 and December 31, 2018 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.
The secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 7 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the six months period ended June 30, 2019:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance - December 31, 2018, net of tax	$(21,626)	$(2,163)	$(23,789)
Other comprehensive income (loss) before reclassifications	4,290	(9,549)	(5,259)
Effective portion reclassified to Net Income	—	(548)	(548)
Balance - June 30, 2019, net of tax	$(17,336)	$(12,260)	$(29,596)

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

For the performance-based awards under the 2017 LTIP, 2018 LTIP, and 2019 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period.

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

The following table summarizes nonvested restricted shares and RSUs activity for the six months ended June 30, 2019:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2018	2,036,163	$15.09
Forfeited	(5,727)	19.38
Vested	(664,962)	12.48
Granted	362,316	29.30
Nonvested at June 30, 2019	1,727,790	$18.32

For the three and six months ended June 30, 2019, the Company recognized $3.4 million and $6.7 million of share based compensation expense, respectively compared with $3.7 million and $7.3 million, respectively for the same period in 2018.

As of June 30, 2019, the maximum unrecognized cost for restricted stock and RSUs was $20.0 million. The cost is expected to be recognized over a weighted average period of 1.9 years.

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

In the following tables, revenue is disaggregated by timing of revenue recognition for the periods indicated.

	Three months ended June 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$115	$121	$—	$2,774	$3,010
Products and services transferred over time	20,585	19,751	26,793	52,409	119,538
	$20,700	$19,872	$26,793	$55,183	$122,548

	Three months ended June 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$67	$37	$—	$1,236	$1,340
Products and services transferred over time	18,847	19,199	25,964	47,997	112,007
	$18,914	$19,236	$25,964	$49,233	$113,347

	Six months ended June 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$2,792	$191	$—	$3,651	$6,634
Products and services transferred over time	40,658	38,429	52,767	102,896	234,750
	43,450	38,620	52,767	106,547	241,384

	Six months ended June 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$193	$429	$—	$2,209	$2,831
Products and services transferred over time	37,304	39,198	49,343	94,945	220,790
	$37,497	$39,627	$49,343	$97,154	$223,621

Contract balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	June 30, 2019
December 31, 2018	$996
Services transferred to customers	448
Transfers to accounts receivable	(246)
June 30, 2019	$1,198

The current portion of contract assets is recorded as part of prepaid expenses and other assets and the long-term portion is included in other long-term assets.

Accounts receivable, net at June 30, 2019 amounted to $93.7 million. Unearned income and Unearned income - Long term, which refer to contract liabilities, at June 30, 2019 amounted to $11.2 million and $30.4 million, respectively, and generally arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with managed services. During the three and six months ended June 30, 2019, the Company recognized revenue of $5.2 million and $11.3 million, respectively, that were included in unearned income at December 31, 2018. During the three and six months ended June 30, 2018, the Company recognized revenue of $2.0 million and $5.7 million, respectively, that were included in unearned income at December 31, 2017.

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2019 is $262.9 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which vary from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 10 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2019 and 2018, respectively, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Current tax provision	$3,428	$3,073	$8,119	$8,160
Deferred tax (benefit) expense	(939)	39	(1,821)	(1,113)
Income tax expense	$2,489	$3,112	$6,298	$7,047

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2019 and 2018, and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Current tax provision (benefit)
Puerto Rico	$1,503	$1,456	$3,316	$3,855
United States	(97)	93	15	173
Foreign countries	2,022	1,524	4,788	4,132
Total current tax provision	$3,428	$3,073	$8,119	$8,160
Deferred tax (benefit) provision
Puerto Rico	$(1,119)	$(194)	$(1,595)	$(1,033)
United States	373	(11)	1	(98)
Foreign countries	(193)	244	(227)	18
Total deferred tax (benefit) provision	$(939)	$39	$(1,821)	$(1,113)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2019, the Company has $54.0 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of June 30, 2019, the gross deferred tax asset amounted to $13.1 million and the gross deferred tax liability amounted to $18.7 million, compared to $10.8 million and $18.8 million, respectively, as of December 31, 2018.

Note 11 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands, except per share information)	2019	2018	2019	2018
Net income attributable to EVERTEC, Inc.’s common stockholders	$27,058	$20,052	$53,702	$43,074
Net income available to EVERTEC, Inc.’s common shareholders	$27,058	$20,052	$53,702	$43,074
Weighted average common shares outstanding	72,128,795	72,637,733	72,252,974	72,524,228
Weighted average potential dilutive common shares (1)	1,171,758	1,751,393	1,396,959	1,381,462
Weighted average common shares outstanding - assuming dilution	73,300,553	74,389,126	73,649,933	73,905,690
Net income per common share - basic	$0.38	$0.28	$0.74	$0.59
Net income per common share - diluted	$0.37	$0.27	$0.73	$0.58

(1)	Potential common shares consist of common stock issuable under the assumed release of restricted stock awards using the treasury stock method.

On February 15, 2019, the Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on March 22, 2019 to stockholders of record as of the close of business on February 26, 2019. On April 25, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock, which was paid on June 7, 2019 to stockholders of record as of the close of business on May 6, 2019.

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

At June 30, 2019, equipment leases classified as finance leases, which are included within Property and Equipment, net, were $0.8 million, net of accumulated depreciation.

Total lease cost for the three and six months ended June 30, 2019, was as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
(in thousands)
Operating lease cost	$2,003	$3,926
Finance lease cost
Amortization of right-of-use assets	65	132
Interest on lease liabilities	7	15
Variable lease cost	703	1,417
	$2,778	$5,490
Other information related to leases, at June 30, 2019, was as follows:

(In thousands)
Right-of-use assets obtained in exchange for operating lease obligations:	$273
Weighted average remaining lease term, in years
Operating leases	6.4
Finance leases	1.4
Weighted Average Discount Rate
Operating leases	4.5%
Finance leases	4.3%

Future minimum lease payments under leases at of June 30, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases
Remaining 2019	$3,481	$201
2020	6,574	331
2021	5,762	34
2022	5,503	—
2023	5,452	—
Thereafter	11,412	—
Total future minimum lease payments	38,184	566
Less: imputed interest	(4,847)	(7)
	$33,337	$559
Reported as of June 30, 2019
Accrued liabilities	$—	$407
Operating lease payable	6,294	—
Operating lease liabilities - long term	27,043	—
Other long-term liabilities	—	152
	$33,337	$559

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2019	2018	2019	2018
Total revenues (1)(2)	$52,290	$47,203	$101,320	$92,738
Cost of revenues	$1,338	$968	$1,861	$1,352
Operating lease cost and other fees	$2,090	$2,005	$4,218	$3,968
Interest earned from affiliate
Interest income	$27	$32	$55	$64

(1)	Popular revenues as a percentage of total revenues were 42%, 41%, 42%, and 41% for each of the periods presented above, respectively.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.2 million, $0.4 million, $0.5 million and $0.7 million for each the periods presented above, respectively.

At June 30, 2019 and December 31, 2018, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	June 30, 2019	December 31, 2018
Cash and restricted cash deposits in affiliated bank	$16,725	$29,136
Other due/to from affiliate
Accounts receivable	$30,961	$25,714
Prepaid expenses and other assets	$1,901	$2,796
Operating lease right-of use assets	$22,322	$—
Other long-term assets	$93	$166
Accounts payable	$2,350	$6,344
Unearned income	$31,033	$25,401
Operating lease liabilities	$23,055	$—

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

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services.

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting" given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA performance. As such, segment assets are not disclosed in the notes to the accompanying consolidated condensed financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended June 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$30,482	$21,106	$26,793	$55,183	$(11,016)	$122,548
Operating costs and expenses	13,630	17,654	15,230	35,959	2,387	84,860
Depreciation and amortization	2,740	2,547	423	4,479	7,006	17,195
Non-operating income (expenses)	470	1,601	10	34	(3,061)	(946)
EBITDA	20,062	7,600	11,996	23,737	(9,458)	53,937
Compensation and benefits (2)	257	173	255	529	2,284	3,498
Transaction, refinancing and other fees (3)	—	—	—	—	362	362
Adjusted EBITDA	$20,319	$7,773	$12,251	$24,266	$(6,812)	$57,797

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.7 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment and intercompany software sale and developments of $1.3 million from the Payment Services - Latin America segment charged to the Payment Services - Puerto Rico & Caribbean segment. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $5.5 million.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)	Primarily represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

	Three months ended June 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$28,043	$19,236	$25,964	$49,233	$(9,129)	$113,347
Operating costs and expenses	13,130	18,407	14,112	30,351	6,707	82,707
Depreciation and amortization	2,409	2,249	421	3,520	7,129	15,728
Non-operating income (expenses)	551	1,401	4	66	(1,916)	106
EBITDA	17,873	4,479	12,277	22,468	(10,623)	46,474
Compensation and benefits (2)	485	317	360	684	2,627	4,473
Transaction, refinancing and other fees (3)	—	—	1	—	2,820	2,821
Adjusted EBITDA	$18,358	$4,796	$12,638	$23,152	$(5,176)	$53,768

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.1 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

	Six months ended June 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$62,499	$41,937	$52,767	$106,547	$(22,366)	$241,384
Operating costs and expenses	27,845	35,227	29,948	68,869	4,402	166,291
Depreciation and amortization	5,383	4,743	891	8,333	14,118	33,468
Non-operating income (expenses)	1,051	4,235	31	220	(6,053)	(516)
EBITDA	41,088	15,688	23,741	46,231	(18,703)	108,045
Compensation and benefits (2)	494	339	475	1,083	4,546	6,937
Transaction, refinancing and other fees (3)	—	2	—	—	409	411
Adjusted EBITDA	$41,582	$16,029	$24,216	$47,314	$(13,748)	$115,393

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $18.9 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment, intercompany software sale and developments of $3.4 million from the Payment Services - Latin America segment charged to the Payment Services - Puerto Rico & Caribbean segment. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $10.3 million.

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

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $17.7 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2019	2018	2019	2018
Total EBITDA	$53,937	$46,474	$108,045	$96,912
Less:
Income tax expense	2,489	3,112	6,298	7,047
Interest expense, net	7,116	7,501	14,408	15,023
Depreciation and amortization	17,195	15,728	33,468	31,595
Net Income	$27,137	$20,133	$53,871	$43,247

Note 15 – Subsequent Events

On July 25, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 6, 2019 to stockholders of record as of the close of business on August 5, 2019. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2019 and 2018 and (ii) the financial condition as of June 30, 2019. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K and with the unaudited consolidated condensed financial statements (the “Unaudited Consolidated Condensed Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Executive Summary

EVERTEC is a leading full-service transaction processing business in Latin America and the Caribbean, providing a broad range of merchant acquiring, payment services and business process management services. According to the August 2018 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region from our base in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in all the regions we serve. In addition, we own and operate the ATH network, one of the leading debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

In addition to the macroeconomic trends described above, Management currently estimates that we will continue to experience a revenue attrition in Latin America of approximately $2 million to $3 million for previously disclosed migrations anticipated in 2019. The clients' decisions, which were made prior to 2015, for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Management believes that these customer decisions are unlikely to change, however timing is subject to change based on customer's conversion schedules.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

	Three months ended June 30,
In thousands	2019	2018	Variance 2019 vs. 2018

Revenues	$122,548	$113,347	$9,201	8%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	52,601	49,131	3,470	7%
Selling, general and administrative expenses	15,064	17,848	(2,784)	(16)%
Depreciation and amortization	17,195	15,728	1,467	9%
Total operating costs and expenses	84,860	82,707	2,153	3%
Income from operations	$37,688	$30,640	$7,048	23%

Revenues

Total revenues in the second quarter of 2019 increased by $9.2 million or 8% to $122.5 million when compared with the prior year period. Revenue increase in the quarter was primarily driven by increased volumes from ATH debit network and benefits from value added solutions coupled with other pricing actions. In addition, there was an increase in core banking transactions and an increase in network services related to new managed services projects. The quarter also benefited from revenue of approximately $2.5 million from completed special projects and hardware sales.

Cost of revenues

Cost of revenues amounted to $52.6 million, an increase of $3.5 million or 7% when compared with the prior year period. The increase is primarily related to cost of sales associated with the increased hardware sales, coupled with higher professional fees and increased provisions. These increases were partially offset by a decrease in salaries and compensation mainly driven by deferred salaries in connection with software developments.

Selling, general and administrative

Selling, general and administrative expenses in the second quarter of 2019 decreased by $2.8 million or 16% when compared with the same quarter in 2018. The decrease is primarily related to lower professional fees as the prior year included fees in connection with due diligence for a potential transaction that the Company decided not to pursue.

Depreciation and amortization

Depreciation and amortization expense amounted to $17.2 million, an increase of $1.5 million or 9% when compared with the prior year period. The increase is related to both higher depreciation and amortization and includes impact from development projects going into production and purchases of data processing equipment.

Non-operating income (expenses)

	Three months ended June 30,
In thousands	2019	2018	Variance 2019 vs. 2018

Interest income	$257	$164	$93	57%
Interest expense	(7,373)	(7,665)	292	(4)%
Earnings of equity method investment	133	175	(42)	(24)%
Other income (expenses)	(1,079)	(69)	(1,010)	1,464%
Total non-operating expenses	$(8,062)	$(7,395)	(667)	9%

Non-operating expenses increased by $0.7 million to $8.1 million when compared with the prior year period. The increase is mainly related to a $1.0 million decrease in Other income, net due to higher foreign exchange losses relative to the same quarter in 2018.

Income tax expense

	Three months ended June 30,
In thousands	2019	2018	Variance 2019 vs. 2018
Income tax expense	$2,489	$3,112	(623)	(20)%

Income tax expense amounted to $2.5 million, a decrease of $0.6 million when compared with the prior year quarterly period. The effective tax rate for the quarter was 8.4%, compared with 13.4% in the 2018 period. The decrease in effective tax rate is primarily related to the tax benefit generated in connection with stock based compensation of $1.0 million coupled with a shift in taxable income composition in Puerto Rico.

Comparison of the six months ended June 30, 2019 and 2018

	Six months ended June 30,
In thousands	2019	2018	Variance 2019 vs. 2018

Revenues	$241,384	$223,621	$17,763	8%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	102,620	96,551	6,069	6%
Selling, general and administrative expenses	30,203	31,280	(1,077)	(3)%
Depreciation and amortization	33,468	31,595	1,873	6%
Total operating costs and expenses	166,291	159,426	6,865	4%
Income from operations	$75,093	$64,195	$10,898	17%

Revenues

Total revenues for the six months ended June 30, 2019 amounted to $241.4 million, an increase of $17.8 million or 8%. Revenue increase in the first half of 2019 reflected growth from elevated sales volumes in Puerto Rico, higher core banking transactions and an increase in fees generated by network services related to new managed services projects. Additionally, revenue growth was impacted by one-time revenue related to an electronic benefits contract of approximately $2.7 million and revenue from hardware sales and the completion of several projects of approximately $2.5 million.

Cost of revenues

Cost of revenues amounted to $102.6 million, an increase of $6.1 million or 6% when compared with the prior year period. The increase is primarily related to an increase in cost of sales associated with the increased hardware sales coupled with higher professional fees, increased provisions and higher equipment maintenance expenses.

Selling, general and administrative

Selling, general and administrative expenses in the six months ended June 30, 2019 decreased by $1.1 million or 3% to $30.2 million when compared with the same period in 2018. The decrease is mainly driven by lower professional services as explained above for the quarter.

Depreciation and amortization

Depreciation and amortization expense amounted to $33.5 million, an increase of $1.9 million when compared with the prior year. The increase is due to the same reasons explained above for the quarter.

Non-operating income (expenses)

	Six months ended June 30,
In thousands	2019	2018	Variance 2019 vs. 2018

Interest income	$516	$321	$195	61%
Interest expense	(14,924)	(15,344)	$420	(3)%
Earnings of equity method investment	355	374	$(19)	(5)%
Other income (expenses)	(871)	748	$(1,619)	(216)%
Total non-operating expenses	$(14,924)	$(13,901)	$(1,023)	7%

Non-operating expenses increased by $1.0 million to $14.9 million when compared with the prior year period. The increase is almost entirely related to a decrease in Other income, net of $1.6 million due to an increase in foreign exchange losses.

Income tax expense

	Six months ended June 30,
In thousands	2019	2018	Variance 2019 vs. 2018
Income tax expense	$6,298	$7,047	(749)	(11)%

Income tax expense amounted to $6.3 million for the six months ended June 30, 2019, an increase of $0.7 million when compared with the prior year period and an effective tax rate of 10.5% compared with 14.0% in the prior year. The decrease in the effective tax rate is driven by the impact of the tax benefit generated from stock based compensation of $1.0 million and the shift in taxable income in Puerto Rico.

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

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services.

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

The CODM reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting" given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA performance. As such, segment assets are not disclosed in the notes to the accompanying consolidated condensed financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Comparison of the three months ended June 30, 2019 and 2018

Payment Services - Puerto Rico & Caribbean

	Three months ended June 30,
In thousands	2019	2018
Revenues	$30,482	$28,043
Adjusted EBITDA	20,319	18,358

Payment Services - Puerto Rico & Caribbean segment revenue increased by $2.4 million to $30.5 million when compared with the 2018 period. The increase in revenues was driven by higher transaction volumes for POS and ATM coupled with new transaction fees. Adjusted EBITDA increased by $2.0 million to $20.3 million primarily due to the increase in revenues, partially offset by higher operating expenses, mainly related to software maintenance expense.

Payment Services - Latin America

	Three months ended June 30,
In thousands	2019	2018
Revenues	$21,106	$19,236
Adjusted EBITDA	7,773	4,796

Payment Services - Latin America segment revenue increased $1.9 million to $21.1 million driven mainly by higher intercompany software sale and development revenues from the Payment Services - Latin America segment to the Payment Services Puerto Rico & Caribbean segment, partially offset by anticipated client attrition. Adjusted EBITDA increased $3.0 million when compared to the prior year period due to higher revenue associated to intercompany services and licenses sold to Payment Services - Puerto Rico & Caribbean segment, coupled with a decrease in operating expenses.

Merchant Acquiring

	Three months ended June 30,
In thousands	2019	2018
Revenues	$26,793	$25,964
Adjusted EBITDA	12,251	12,638

Merchant Acquiring segment revenue increased to $26.8 million driven primarily by spread increases related to pricing, partially offset by a slight decline in volumes. Adjusted EBITDA decreased $0.4 million reflecting the impact on margin from lower average ticket during the quarter.

Business Solutions

	Three months ended June 30,
In thousands	2019	2018
Revenues	$55,183	$49,233
Adjusted EBITDA	24,266	23,152

Business Solutions segment revenue increased $6.0 million to $55.2 million. The increase was mainly related to higher hardware and software sales coupled with revenue from new services provided to Popular and the Government of Puerto Rico. Adjusted EBITDA increased $1.1 million to $24.3 million when compared with the prior year as a result of the higher revenues, partially offset by higher cost of sales and operating expenses.

Comparison of the six months ended June 30, 2019 and 2018

Payment Services - Puerto Rico & Caribbean

	Six months ended June 30,
In thousands	2019	2018
Revenues	$62,499	$55,211
Adjusted EBITDA	41,582	35,668

Payment Services - Puerto Rico & Caribbean revenues increased by $7.3 million to $62.5 million. The increase in revenues was driven by the same reasons explained above for the quarter coupled with one-time revenue related to an electronic benefits contract of approximately $2.7 million. Adjusted EBITDA increased by $5.9 million mainly as a result of the increase in revenues, partially offset by higher operating expenses.

Payment Services - Latin America

	Six months ended June 30,
In thousands	2019	2018
Revenues	$41,937	$39,627
Adjusted EBITDA	16,029	11,789

Payment services - Latin America revenue increased $2.3 million to $41.9 million driven by higher intercompany software sale and development revenues from the Payment Services - Latin America segment to the Payment Services Puerto Rico & Caribbean segment, partially offset by one-time sales and revenue from completed implementations in the prior year that did not recur and by the impact from client attrition. Adjusted EBITDA increased $4.2 million when compared to the prior year period as a result of the same reason explained above for the quarter ending June 30, 2019.

Merchant Acquiring

	Six months ended June 30,
In thousands	2019	2018
Revenues	$52,767	$49,343
Adjusted EBITDA	24,216	23,490

Merchant acquiring revenues increased $3.4 million to $52.8 million when compared with the prior year period, driven by the same reasons above explained for the quarter coupled with electronic benefit disaster relief recovery funding that ended in March 2019. Increases in transactional fees contributed to higher net spreads versus the same period in the previous year, while higher non-transactional fees also helped to drive the year-over-year revenue increase. Adjusted EBITDA increased $0.7 million reflecting the increased revenues, partially offset by higher transaction processing charges and a lower average ticket.

Business Solutions

	Six months ended June 30,
In thousands	2019	2018
Revenues	$106,547	$97,154
Adjusted EBITDA	47,314	46,317

Business solutions revenue increased by $9.4 million to $106.5 million when compared with the prior year mainly driven by the same reasons as in the June ending quarter. These revenue increases were coupled with revenue from incremental managed services from the Government of Puerto Rico. Adjusted EBITDA increased $1.0 million as a result of the increase in revenue, partially offset by higher costs of sales and costs incurred related to support and maintenance hours for Business Solutions applications. Additionally, the Company incurred in higher maintenance expenses related to infrastructure supporting the Business Solutions segment as we continue to replace obsolete assets.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures, working capital needs and acquisitions. We also have a $125.0 million Revolving Facility, of which $116.9 million was available as of June 30, 2019. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

At June 30, 2019, we had cash and cash equivalents of $64.0 million, of which $50.1 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments, share repurchases, debt service, acquisitions and other transactions as opportunities present themselves.

Based on our current level of operations, we believe our cash flows from operations and the available secured Revolving Credit Facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses, dividend payments, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which may be affected by general economic, financial and other factors beyond our control.

	Six months ended June 30,
(In thousands)	2019	2018

Cash provided by operating activities	$75,950	$76,856
Cash used in investing activities	(35,619)	(15,838)
Cash used in financing activities	(49,528)	(50,976)
(Decrease) increase in cash, cash equivalents and restricted cash	$(9,197)	$10,042

Net cash provided by operating activities for the six months ended June 30, 2019 was $76.0 million compared with cash provided by operating activities of $76.9 million for the corresponding 2018 period. The $0.9 million decrease in cash provided by operating activities is primarily driven by more cash used to pay down accounts payable, accrued liabilities, and income taxes, partially offset by higher net income.

Net cash used in investing activities for the six months ended June 30, 2019 was $35.6 million compared with $15.8 million for the corresponding period in 2018. The $19.8 million increase is attributable to increases in capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2019 was $49.5 million compared with $51.0 million for the corresponding 2018 period. The $1.4 million decrease was mainly related to a $12.0 million paydown in the prior year on the Revolving Facility, coupled with a $29.1 million decrease in cash used to paydown long-term debt. This decrease was partially offset by cash dividends paid amounting to $7.2 million and cash used for repurchases of common stock of $28.2 million, while in the prior year no cash was used for these activities, and a $4.1 million increase in cash used for payment of statutory withholding taxes for share-based compensation.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $35.6 million and $15.9 million for the six months ended June 30, 2019 and 2018, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our Revolving Facility. We expect capital expenditures to be in a range of $50 million to $55 million in 2019.

Dividend Payments

On February 15, 2019 and April 25, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock, which was paid on March 22, 2019 and June 7, 2019, respectively, to stockholders of record as of the close of business on February 26, 2019 and May 6, 2019, respectively.

On July 25, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 6, 2019, to stockholders of record as of the close of business on August 5, 2019. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant.

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

The unpaid principal balance at June 30, 2019 of the 2023 Term A Loan and the 2024 Term B Loan was $214.5 million and $323.4 million, respectively. The additional borrowing capacity for the Revolving Facility at June 30, 2019 was $116.9 million.

The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million to purchase software. As of June 30, 2019 and December 31, 2018, the outstanding principal balance of the note payable was $0.2 million and $0.3 million, respectively. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

In January 2019, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.0 million to purchase data processing equipment and maintenance. As of June 30, 2019, the outstanding principal balance of the note payable was $5.0 million, recorded as part of accounts payable.

Interest Rate Swaps

At June 30, 2019, the Company has the following interest rate swap agreements converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%
The Company has accounted for these transactions as cash flow hedges.
At June 30, 2019 and December 31, 2018, the carrying amount of the derivatives on the Company’s balance sheets is as follows:

(In thousands)	June 30, 2019	December 31, 2018
Other long-term assets	$94	$1,683
Other long-term liabilities	$13,574	$4,059
During the six months ended June 30, 2019, the Company reclassified gains of $0.5 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify gains of $0.2 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of losses recorded on cash flow hedging activities.
The cash flow hedge is considered highly effective.

Covenant Compliance

As of June 30, 2019, the secured leverage ratio was 2.17 to 1.00. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
(Dollar amounts in thousands, except per share information)	2019	2018	2019	2018	June 30, 2019
Net income	$27,137	$20,133	$53,871	$43,247	$97,193
Income tax expense	2,489	3,112	6,298	7,047	11,847
Interest expense, net	7,116	7,501	14,408	15,023	28,642
Depreciation and amortization	17,195	15,728	33,468	31,595	64,940
EBITDA	53,937	46,474	108,045	96,912	202,622
Equity income (1)	353	258	131	59	(187)
Compensation and benefits (2)	3,498	4,473	6,937	8,302	12,294
Transaction, refinancing and other fees (3)	9	2,563	280	2,463	5,387
Adjusted EBITDA	57,797	53,768	115,393	107,736	220,116
Operating depreciation and amortization (4)	(8,878)	(7,223)	(16,843)	(14,544)	(31,507)
Cash interest expense, net (5)	(6,998)	(6,555)	(14,130)	(12,923)	(27,310)
Income tax expense (6)	(4,645)	(5,367)	(9,945)	(10,934)	(18,525)
Non-controlling interest (7)	(112)	(126)	(224)	(264)	(432)
Adjusted net income	$37,164	$34,497	$74,251	$69,071	$142,342
Net income per common share (GAAP):
Diluted	$0.37	$0.27	$0.73	$0.58
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.51	$0.46	$1.01	$0.93
Shares used in computing adjusted earnings per common share:
Diluted	73,300,553	74,389,126	73,649,933	73,905,690

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

2)
Primarily represents share-based compensation and other compensation expense of $3.4 million and $3.7 million for the quarters ended June 30, 2019 and 2018, respectively and severance payments of $0.8 million for the quarter ended June 30, 2018. Primarily represents share-based compensation and other compensation expense of $6.7 million and $7.3 million for the six months ended June 30, 2019 and 2018 and severance payments of $0.2 million and $1.0 million for the same periods, respectively.

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

Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. As of June 30, 2019, the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2019, under the secured credit facilities, would increase our annual interest expense by approximately $3.4 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited consolidated condensed balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated condensed statements of income and comprehensive income. At June 30, 2019, the Company had $17.3 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $21.6 million at December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three months period ended June 30, 2019:

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
4/1/2019-4/30/2019	52,961	$30.002	52,961
5/1/2019-5/31/2019	178,466	28.444	178,466
6/1/2019-6/30/2019	136,866	29.556	136,866
Total	368,293	$29.081	368,293	$34,149,097

(1)
On February 17, 2016, the Company announced that its Board of Directors approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $120 million of the Company’s common stock and extended the expiration to December 31, 2017. On November 2, 2017, the Company's Board of Directors approved an extension to the expiration date of the current stock repurchase program to December 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Award Agreement for grant of restricted stock to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of May 30, 2019, by and between EVERTEC, Inc. and the director (applicable to Frank G. D'Angelo, Olga Botero, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, Brian J Smith, and Thomas W. Swidarski.

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL**	Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL**	Taxonomy Extension Schema
101.CAL XBRL**	Taxonomy Extension Calculation Linkbase
101.DEF XBRL**	Taxonomy Extension Definition Linkbase
101.LAB XBRL**	Taxonomy Extension Label Linkbase
101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    Furnished herewith.
+     This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: August 2, 2019	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: August 2, 2019	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)