Form 10-Q
period 2019-09-30
EVERTEC, Inc.
filed 2019-10-31
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019 or

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
At October 25, 2019, there were 71,925,843 outstanding shares of common stock of EVERTEC, Inc.

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

•
uncertainty of the pending debt restructuring process under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), as well as actions taken by the Puerto Rico government or by the PROMESA Board to address the fiscal crisis in Puerto Rico;

•	the aftermath of Hurricanes Irma and Maria and their continued impact on the economies of Puerto Rico and the Caribbean;

•	the possibility of future catastrophic hurricanes affecting Puerto Rico and/or the Caribbean, as well as other potential natural disasters; and

•	the nature, timing and amount of any restatement.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except for share information)

	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$102,535	$69,973
Restricted cash	13,399	16,773
Accounts receivable, net	92,195	100,323
Prepaid expenses and other assets	36,405	29,124
Total current assets	244,534	216,193
Investment in equity investee	12,257	12,149
Property and equipment, net	43,179	36,763
Operating lease right-of-use asset	30,920	—
Goodwill	395,848	394,644
Other intangible assets, net	244,672	259,269
Deferred tax asset	2,020	1,917
Net investment in lease	780	1,060
Other long-term assets	5,856	5,297
Total assets	$980,066	$927,292
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$64,226	$57,006
Accounts payable	24,966	47,272
Unearned income	14,596	11,527
Income tax payable	4,595	6,650
Current portion of long-term debt	14,250	14,250
Current portion of operating lease liability	5,704	—
Total current liabilities	128,337	136,705
Long-term debt	514,217	524,056
Deferred tax liability	4,565	9,950
Unearned income - long term	29,722	26,075
Operating lease liability - long-term	25,686	—
Other long-term liabilities	28,283	14,900
Total liabilities	730,810	711,686
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,947,563 shares issued and outstanding at September 30, 2019 (December 31, 2018 - 72,378,710)	719	723
Additional paid-in capital	3,058	5,783
Accumulated earnings	274,518	228,742
Accumulated other comprehensive loss, net of tax	(33,094)	(23,789)
Total EVERTEC, Inc. stockholders’ equity	245,201	211,459
Non-controlling interest	4,055	4,147
Total equity	249,256	215,606
Total liabilities and equity	$980,066	$927,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenues (affiliates Note 13)	$118,804	$112,017	$360,188	$335,638

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	51,878	49,464	154,498	146,015
Selling, general and administrative expenses	15,152	14,404	45,355	45,684
Depreciation and amortization	16,972	15,788	50,440	47,383
Total operating costs and expenses	84,002	79,656	250,293	239,082
Income from operations	34,802	32,361	109,895	96,556
Non-operating income (expenses)
Interest income	348	205	864	526
Interest expense	(7,267)	(7,557)	(22,191)	(22,901)
Earnings of equity method investment	371	238	726	612
Other income (expenses)	252	1,130	(619)	1,878
Total non-operating expenses	(6,296)	(5,984)	(21,220)	(19,885)
Income before income taxes	28,506	26,377	88,675	76,671
Income tax expense	3,720	3,302	10,018	10,349
Net income	24,786	23,075	78,657	66,322
Less: Net income attributable to non-controlling interest	32	78	201	251
Net income attributable to EVERTEC, Inc.’s common stockholders	24,754	22,997	78,456	66,071
Other comprehensive income (loss), net of tax of $(278), $180, $(1,279) and $348
Foreign currency translation adjustments	(576)	(4,325)	3,714	(6,225)
(Loss) gain on cash flow hedges	(2,922)	219	(13,019)	2,109
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$21,256	$18,891	$69,151	$61,955
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.34	$0.32	$1.09	$0.91
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.34	$0.31	$1.07	$0.89

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	72,378,710	$723	$5,783	$228,742	$(23,789)	$4,147	$215,606
Share-based compensation recognized	—	—	3,279	—	—	—	3,279
Repurchase of common stock	(618,573)	(6)	(3,129)	(14,351)	—	—	(17,486)
Restricted stock units delivered, net of cashless	507,308	5	(5,933)	—	—	—	(5,928)
Net income	—	—	—	26,644	—	90	26,734
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,617)	—	—	(3,617)
Other comprehensive loss	—	—	—	—	(2,090)	—	(2,090)
Balance at March 31, 2019	72,267,445	722	—	237,418	(25,879)	4,237	216,498
Share-based compensation recognized	—	—	3,436	—	—	—	3,436
Repurchase of common stock	(368,293)	(4)	(3,201)	(7,505)	—	—	(10,710)
Restricted stock units delivered, net of cashless	38,364	1	(235)	—	—	—	(234)
Net income	—	—	—	27,058	—	79	27,137
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,610)	—	—	(3,610)
Other comprehensive loss	—	—	—	—	(3,717)	—	(3,717)
Balance at June 30, 2019	71,937,516	719	—	253,361	(29,596)	4,316	228,800
Share-based compensation recognized	—	—	3,453	—	—	—	3,453
Repurchase of common stock	(8,120)	—	(253)	—	—	—	(253)
Restricted stock units delivered, net of cashless	18,167	—	(142)	—	—	—	(142)
Net income	—	—	—	24,754	—	32	24,786
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,597)	—	—	(3,597)
Other comprehensive loss	—	—	—	—	(3,498)	(293)	(3,791)
Balance at September 30, 2019	71,947,563	$719	$3,058	$274,518	$(33,094)	$4,055	$249,256

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	72,393,933	$723	$5,350	$148,887	$(10,848)	$3,864	$147,976
Cumulative adjustment from implementation of ASC 606	—	—	—	858	—	(16)	842
Share-based compensation recognized	—	—	3,637	—	—	—	3,637
Restricted stock units delivered, net of cashless	35,208	1	(205)	—	—	—	(204)
Net income	—	—	—	23,022	—	92	23,114
Other comprehensive income	—	—	—	—	3,910	—	3,910
Balance at March 31, 2018	72,429,141	724	8,782	172,767	(6,938)	3,940	179,275
Share-based compensation recognized	—	—	3,685	—	—	—	3,685
Restricted stock units delivered, net of cashless	287,997	3	(1,813)	—	—	—	(1,810)
Net income	—	—	—	20,052	—	81	20,133
Other comprehensive loss	—	—	—	—	(3,920)	—	(3,920)
Balance at June 30, 2018	72,717,138	727	10,654	192,819	(10,858)	4,021	197,363
Share-based compensation recognized	—	—	2,370	—	—	—	2,370
Restricted stock units delivered, net of cashless	23,139	—	(114)	—	—	—	(114)
Net income	—	—	—	22,997	—	78	23,075
Cash dividends declared on common stock				(3,636)			(3,636)
Other comprehensive loss	—	—	—	—	(4,106)	—	(4,106)
Balance at September 30, 2018	72,740,277	$727	$12,910	$212,180	$(14,964)	$4,099	$214,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$78,657	$66,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,440	47,383
Amortization of debt issue costs and accretion of discount	1,256	3,410
Operating lease amortization	3,966	—
Provision for doubtful accounts and sundry losses	3,224	1,065
Deferred tax benefit	(4,197)	(2,734)
Share-based compensation	10,168	9,692
Loss on disposition of property and equipment and other intangibles	691	12
Earnings of equity method investment	(726)	(612)
Dividend received from equity method investment	485	390
(Increase) decrease in assets:
Accounts receivable, net	6,475	(64)
Prepaid expenses and other assets	(7,268)	(4,462)
Other long-term assets	(1,450)	(280)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(6,834)	(3,674)
Income tax payable	(2,080)	4,278
Unearned income	6,718	7,655
Operating lease liabilities	(4,825)	—
Other long-term liabilities	1,467	62
Total adjustments	57,510	62,121
Net cash provided by operating activities	136,167	128,443
Cash flows from investing activities
Additions to software	(27,969)	(15,385)
Property and equipment acquired	(21,994)	(9,620)
Proceeds from sales of property and equipment	101	15
Net cash used in investing activities	(49,862)	(24,990)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(6,304)	(2,128)
Net decrease in short-term borrowings	—	(12,000)
Repayment of short-term borrowings for purchase of equipment and software	(852)	(686)
Dividends paid	(10,824)	(3,636)
Repurchase of common stock	(28,449)	—
Repayment of long-term debt	(10,688)	(41,374)
Net cash used in financing activities	(57,117)	(59,824)
Net increase in cash, cash equivalents and restricted cash	29,188	43,629
Cash, cash equivalents and restricted cash at beginning of the period	86,746	60,367
Cash, cash equivalents and restricted cash at end of the period	$115,934	$103,996
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$102,535	$91,310
Restricted cash	13,399	12,686
Cash, cash equivalents and restricted cash	$115,934	$103,996
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,668	$19,923
Cash paid for income taxes	12,535	7,150
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,266	—
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	2,707	330
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Basis of Presentation

The unaudited condensed consolidated financial statements of EVERTEC have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation.

Note 2 – Recent Accounting Pronouncements

Accounting pronouncements issued prior to 2019 and not yet adopted

In June 2016, November 2018, April 2019 and May 2019, the Financial Accounting Standards Board ("FASB") issued updated guidance for the measurement of credit losses on financial instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The main objective of these updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The updates affect trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In addition, the updated guidance also clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standards will be effective for the Company beginning January 1, 2020. The Company will adopt the updated guidance using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align the credit loss methodology with the new standard. The Company is in the process of implementing its new credit loss model and updating its processes and controls in preparation for the adoption of the updated guidance. Based on the initial assessment, the updates are expected to have an impact on trade receivables, and other assets that represent rights to receive cash. However, the Company does not expect this standard to have a material effect on the consolidated financial statements.

In August 2018, the FASB issued an updated disclosure framework for fair value measurements. The amendments in the issued update remove, modify and add disclosure requirements on fair value measurements in Topic 820 Fair Value Measurements. The amendments in this update are effective to all entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments in the update should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. Mainly given that the Company does not currently have any assets or liabilities classified as level 3 in the fair value hierarchy, the adoption of this update is not expected to have an impact on the disclosures currently included in the notes to the condensed consolidated financial statements.

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

In November 2018, the FASB issued updated guidance to clarify the interaction between the guidance for collaborative arrangements and the updated revenue recognition guidance. The amendments in this update, among other things, provide guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company will adopt this guidance effective January 1, 2020 with no impact on its consolidated financial statements. Future contracts will be evaluated under the updated guidance once effective.
Note 3 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2019	December 31, 2018
Buildings	30	$1,481	$1,440
Data processing equipment	3 - 5	119,386	110,673
Furniture and equipment	3 - 20	6,780	7,761
Leasehold improvements	5 -10	2,782	2,625
		130,429	122,499
Less - accumulated depreciation and amortization		(88,561)	(86,990)
Depreciable assets, net		41,868	35,509
Land		1,311	1,254
Property and equipment, net		$43,179	$36,763

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2019 amounted to $4.1 million and $12.4 million, respectively, compared to $3.7 million and $10.9 million, for the same periods in 2018, respectively.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (See Note 14):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2018	$160,972	$49,728	$138,121	$45,823	$394,644
Foreign currency translation adjustments	—	1,204	—	—	1,204
Balance at September 30, 2019	$160,972	$50,932	$138,121	$45,823	$395,848

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. No impairment losses were recognized as of September 30, 2019.

The carrying amount of other intangible assets at September 30, 2019 and December 31, 2018 was as follows:

		September 30, 2019
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,174	$(213,989)	$129,185
Trademark	2 - 15	41,596	(31,565)	10,031
Software packages	3 - 10	247,650	(164,810)	82,840
Non-compete agreement	15	56,539	(33,923)	22,616
Other intangible assets, net		$688,959	$(444,287)	$244,672

		December 31, 2018
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$342,738	$(194,570)	$148,168
Trademark	2 - 15	41,357	(28,888)	12,469
Software packages	3 - 10	224,855	(151,666)	73,189
Non-compete agreement	15	56,539	(31,096)	25,443
Other intangible assets, net		$665,489	$(406,220)	$259,269

For the three and nine months ended September 30, 2019, the Company recorded amortization expense related to other intangibles of $12.9 million and $38.0 million, respectively, compared to $11.9 million and $36.4 million for the corresponding 2018 periods.

The estimated amortization expense of the balances outstanding at September 30, 2019 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2019	$12,688
2020	45,952
2021	40,965
2022	36,224
2023	33,950

Note 5 – Debt and Short-Term Borrowings

Total debt at September 30, 2019 and December 31, 2018 follows:

(In thousands)	September 30, 2019	December 31, 2018
Secured Credit Facility (2023 Term A) due on November 27, 2023 paying interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$209,892	$217,791
Senior Secured Credit Facility (2024 Term B) due on November 27, 2024 paying interest at a variable interest rate (LIBOR plus applicable margin(2)(3))	318,575	320,515
Senior Secured Revolving Credit Facility(1)	—	—
Note Payable due on April 30, 2021(2)	207	300
Note Payable due on December 28, 2019	2,500	—
Total debt	$531,174	$538,606

(1)	Applicable margin of 2.00% at September 30, 2019 and 2.25% at December 31, 2018.

(2)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(3)	Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at September 30, 2019 and December 31, 2018.

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

The unpaid principal balance at September 30, 2019 of the 2023 Term A Loan and the 2024 Term B Loan was $211.8 million and $322.6 million, respectively. The additional borrowing capacity for the Revolving Facility at September 30, 2019 was $116.9 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million to purchase software. As of September 30, 2019 and December 31, 2018, the outstanding principal balance of the note payable was $0.2 million and $0.3 million, respectively. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

In January 2019, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.0 million to purchase data processing equipment and maintenance. As of September 30, 2019, the outstanding principal balance of the note payable was $2.5 million, recorded as part of accounts payable.

Interest Rate Swaps

At September 30, 2019, the Company has two interest rate swap agreements, entered in December 2015 and December 2018, which convert a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for these transactions as cash flow hedges.

At September 30, 2019 and December 31, 2018, the carrying amount of the derivatives on the Company’s consolidated balance sheets is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Other long-term assets	$—	$1,683
Other long-term liabilities	$16,687	$4,059

During the three and nine months ended September 30, 2019, the Company reclassified gains of $0.2 million and $0.7 million, respectively, from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $1.1 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of losses recorded on cash flow hedging activities.
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

The fair value of financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value estimates are made at a specific point in time based on the type of financial instrument and relevant market information. Many of these estimates involve various assumptions and may vary significantly from amounts that could be realized in actual transactions. The following table summarizes the fair value measurement by level at September 30, 2019 and December 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial liability:
Interest rate swap	$—	$16,687	$—	$16,687
December 31, 2018
Financial asset:
Interest rate swap	$—	$1,683	$—	$1,683
Financial liability:
Interest rate swap	—	4,059	—	4,059

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Interest rate swap	$—	$—	$1,683	$1,683
Financial liabilities:
Interest rate swap	16,687	16,687	4,059	4,059
2023 Term A	209,892	209,103	217,791	218,625
2024 Term B	318,575	324,579	320,515	319,517

The fair values of the term loans at September 30, 2019 and December 31, 2018 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.
The secured term loans, which are not measured at fair value in the balance sheets, would be categorized as Level 3 in the fair value hierarchy.

Note 7 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the nine months period ended September 30, 2019:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance - December 31, 2018, net of tax	$(21,626)	$(2,163)	$(23,789)
Other comprehensive income (loss) before reclassifications	3,714	(12,305)	(8,591)
Effective portion reclassified to Net Income	—	(714)	(714)
Balance - September 30, 2019, net of tax	$(17,912)	$(15,182)	$(33,094)

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

The following table summarizes nonvested restricted shares and RSUs activity for the nine months ended September 30, 2019:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2018	2,036,163	$15.09
Forfeited	(18,775)	17.14
Vested	(687,198)	28.68
Granted	373,286	29.46
Nonvested at September 30, 2019	1,703,476	$18.47

For the three and nine months ended September 30, 2019, the Company recognized $3.5 million and $10.2 million of share based compensation expense, respectively, compared with $2.4 million and $9.7 million, respectively for the same period in 2018.

As of September 30, 2019, the maximum unrecognized cost for restricted stock and RSUs was $16.7 million. The cost is expected to be recognized over a weighted average period of 1.7 years.

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

In the following tables, revenue is disaggregated by timing of revenue recognition for the periods indicated.

	Three months ended September 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$43	$228	$—	$2,939	$3,210
Products and services transferred over time	20,299	18,853	26,436	50,006	115,594
	$20,342	$19,081	$26,436	$52,945	$118,804

	Three months ended September 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$114	$15	$—	$1,652	$1,781
Products and services transferred over time	19,679	18,892	24,486	47,179	110,236
	$19,793	$18,907	$24,486	$48,831	$112,017

	Nine months ended September 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$2,835	$419	$—	$6,590	$9,844
Products and services transferred over time	60,957	57,282	79,203	152,902	350,344
	$63,792	$57,701	$79,203	$159,492	$360,188

	Nine months ended September 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$307	$444	$—	$3,861	$4,612
Products and services transferred over time	56,983	58,090	73,829	142,124	331,026
	$57,290	$58,534	$73,829	$145,985	$335,638

Contract balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	September 30, 2019
December 31, 2018	$996
Services transferred to customers	544
Transfers to accounts receivable	(416)
September 30, 2019	$1,124

The current portion of contract assets is recorded as part of prepaid expenses and other assets and the long-term portion is included in other long-term assets.

Accounts receivable, net at September 30, 2019 amounted to $92.2 million. Unearned income and Unearned income - Long term, which refer to contract liabilities, at September 30, 2019 amounted to $14.6 million and $29.7 million, respectively, and generally arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with managed services. During the three and nine months ended September 30, 2019, the Company recognized revenue of $1.8 million and $13.1 million, respectively, that were included in unearned income at December 31, 2018. During the three and nine months ended September 30, 2018, the Company recognized revenue of $1.2 million and $6.9 million, respectively, that were included in unearned income at December 31, 2017.

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2019 is $261.7 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which vary from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 10 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2019 and 2018, respectively, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Current tax provision	$6,096	$4,923	$14,215	$13,083
Deferred tax benefit	(2,376)	(1,621)	(4,197)	(2,734)
Income tax expense	$3,720	$3,302	$10,018	$10,349

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2019 and 2018, and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Current tax provision (benefit)
Puerto Rico	$2,117	$2,208	$5,433	$6,063
United States	187	(31)	202	142
Foreign countries	3,792	2,746	8,580	6,878
Total current tax provision	$6,096	$4,923	$14,215	$13,083
Deferred tax benefit
Puerto Rico	$(1,583)	$(1,026)	$(3,178)	$(2,059)
United States	(169)	(11)	(168)	(109)
Foreign countries	(624)	(584)	(851)	(566)
Total deferred tax benefit	$(2,376)	$(1,621)	$(4,197)	$(2,734)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2019, the Company has $58.5 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of September 30, 2019, the gross deferred tax asset amounted to $14.1 million and the gross deferred tax liability amounted to $16.7 million, compared to $10.8 million and $18.8 million, respectively, as of December 31, 2018.

Note 11 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands, except per share information)	2019	2018	2019	2018
Net income attributable to EVERTEC, Inc.’s common stockholders	$24,754	$22,997	$78,456	$66,071
Less: non-forfeitable dividends on restricted stock	2	2	2	2
Net income available to EVERTEC, Inc.’s common shareholders	$24,752	$22,995	$78,454	$66,069
Weighted average common shares outstanding	71,942,403	72,721,414	72,148,312	72,590,679
Weighted average potential dilutive common shares (1)	1,372,301	1,935,686	1,382,553	1,532,752
Weighted average common shares outstanding - assuming dilution	73,314,704	74,657,100	73,530,865	74,123,431
Net income per common share - basic	$0.34	$0.32	$1.09	$0.91
Net income per common share - diluted	$0.34	$0.31	$1.07	$0.89

(1)	Potential common shares consist of common stock issuable under the assumed release of restricted stock awards using the treasury stock method.

On February 15, 2019, April 25, 2019 and July 25, 2019, the Board declared a quarterly cash dividends of $0.05 per share of common stock, which were paid on March 22, 2019, June 7, 2019 and September 6, 2019, respectively, to stockholders of record as of the close of business on February 26, 2019, May 6, 2019 and August 5, 2019, respectively.

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

Leases

The Company’s leases accounting policy follows the guidance from Accounting Standards Codification (“ASC”) 842, Leases, which provides guidance on the recognition, presentation and disclosure of leases in condensed consolidated financial statements.

The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease payable, and operating lease liabilities in the condensed consolidated balance sheet. Finance leases are included in property and equipment, accrued liabilities, and other long-term liabilities in the condensed consolidated balance sheet.

ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Management used the Company’s collateralized incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. The lease payment terms may include fixed payment terms and variable payments. Fixed payment terms and variable payments that depend on an index (i.e., Consumer Price Index or “CPI”) or rate are considered in the determination of the operating lease liabilities. While lease liabilities are not remeasured because of changes to the CPI, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Variable payments that do not depend on an index or rate are not included in the lease liabilities determination. Rather, these payments are recognized as variable lease expense when incurred. Variable lease payments are included within operating costs and expenses in the condensed consolidated statement of income and comprehensive income. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense is composed of interest expense and amortization expense. The lease liability of these leases is measured using the interest rate method. The ROU asset from financing leases are amortized on a straight-line basis, as part of Property and Equipment, net.

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

At September 30, 2019, equipment leases classified as finance leases, which are included within Property and Equipment, net, were $0.7 million, net of accumulated depreciation.

Total lease cost for the three and nine months ended September 30, 2019, was as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
(in thousands)
Operating lease cost	$1,907	$5,833
Finance lease cost	—	—
Amortization of right-of-use assets	63	196
Interest on lease liabilities	5	20
Variable lease cost	700	2,117
	$2,675	$8,166
Other information related to leases, at September 30, 2019, was as follows:

(In thousands)
Right-of-use assets obtained in exchange for operating lease obligations:	$273
Weighted average remaining lease term, in years
Operating leases	6.0
Finance leases	1.0
Weighted Average Discount Rate
Operating leases	4.5%
Finance leases	4.2%

Future minimum lease payments under leases at September 30, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases
Remaining 2019	$1,698	$99
2020	6,492	311
2021	5,680	32
2022	5,419	—
2023	5,385	—
Thereafter	11,184	—
Total future minimum lease payments	35,858	442
Less: imputed interest	(4,468)	(25)
	$31,390	$417
Reported as of September 30, 2019
Accrued liabilities	$—	$349
Operating lease payable	5,704	—
Operating lease liabilities - long term	25,686	—
Other long-term liabilities	—	68
	$31,390	$417

Note 13 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2019	2018	2019	2018
Total revenues (1)(2)	$52,702	$47,216	$154,022	$139,954
Cost of revenues	$1,719	$840	$3,580	$2,192
Operating lease cost and other fees	$1,959	$2,016	$6,177	$5,984
Interest earned from affiliate
Interest income	$43	$37	$98	$101

(1)	Popular revenues as a percentage of total revenues were 44%, 42%, 43%, and 41% for each of the periods presented above, respectively.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.3 million, $0.3 million, $0.8 million and $1.0 million for each the periods presented above, respectively.

At September 30, 2019 and December 31, 2018, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	September 30, 2019	December 31, 2018
Cash and restricted cash deposits in affiliated bank	$47,442	$29,136
Other due/to from affiliate
Accounts receivable	$35,054	$25,714
Prepaid expenses and other assets	$2,504	$2,796
Operating lease right-of use assets	$21,474	$—
Other long-term assets	$76	$166
Accounts payable	$2,006	$6,344
Unearned income	$32,177	$25,401
Operating lease liabilities	$21,688	$—

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting" given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA performance. As such, segment assets are not disclosed in the notes to the accompanying condensed consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended September 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$30,411	$20,596	$26,436	$52,945	$(11,584)	$118,804
Operating costs and expenses	15,821	11,943	15,978	32,259	8,001	84,002
Depreciation and amortization	3,093	2,650	457	3,780	6,992	16,972
Non-operating income (expenses)	410	(3,824)	8	67	3,962	623
EBITDA	18,093	7,479	10,923	24,533	(8,631)	52,397
Compensation and benefits (2)	284	109	285	549	2,228	3,455
Transaction, refinancing and other fees (3)	—	—	—	—	(372)	(372)
Adjusted EBITDA	$18,377	$7,588	$11,208	$25,082	$(6,775)	$55,480

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $10.0 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment and intercompany software sale and developments of $1.6 million from the Payment Services - Latin America segment charged to the Payment Services - Puerto Rico & Caribbean segment. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $5.2 million.

(2)	Primarily represents share-based compensation.

(3)	Primarily represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

	Three months ended September 30, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$28,951	$18,907	$24,486	$48,831	$(9,158)	$112,017
Operating costs and expenses	13,021	18,890	14,160	30,983	2,602	79,656
Depreciation and amortization	2,505	2,337	427	3,398	7,121	15,788
Non-operating income (expenses)	602	3,834	—	12	(3,080)	1,368
EBITDA	19,037	6,188	10,753	21,258	(7,719)	49,517
Compensation and benefits (2)	207	363	196	485	1,117	2,368
Transaction, refinancing and other fees (3)	—	—	(1)	1	215	215
Adjusted EBITDA	$19,244	$6,551	$10,948	$21,744	$(6,387)	$52,100

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.2 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment.

(2)	Primarily represents share-based compensation.

(3)
Primarily the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received and fees and expenses associated with corporate transactions as defined in the Credit Agreement.

	Nine months ended September 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$92,910	$62,533	$79,203	$159,492	$(33,950)	$360,188
Operating costs and expenses	43,666	47,170	45,926	101,128	12,403	250,293
Depreciation and amortization	8,476	7,393	1,348	12,113	21,110	50,440
Non-operating income (expenses)	1,461	411	39	287	(2,091)	107
EBITDA	59,181	23,167	34,664	70,764	(27,334)	160,442
Compensation and benefits (2)	778	448	760	1,632	6,774	10,392
Transaction, refinancing and other fees (3)	—	2	—	—	37	39
Adjusted EBITDA	$59,959	$23,617	$35,424	$72,396	$(20,523)	$170,873

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $29.0 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment, intercompany software sale and developments of $4.9 million from the Payment Services - Latin America segment charged to the Payment Services - Puerto Rico & Caribbean segment. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $15.6 million.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received and fees and expenses associated with corporate transactions as defined in the Credit Agreement.

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

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $26.9 million processing fee from the Payments Services - Puerto Rico & Caribbean segment to the Merchant Acquiring segment.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2019	2018	2019	2018
Total EBITDA	$52,397	$49,517	$160,442	$146,429
Less:
Income tax expense	3,720	3,302	10,018	10,349
Interest expense, net	6,919	7,352	21,327	22,375
Depreciation and amortization	16,972	15,788	50,440	47,383
Net Income	$24,786	$23,075	$78,657	$66,322

Note 15 – Subsequent Events

On October 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 6, 2019 to stockholders of record as of the close of business on November 4, 2019. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2019 and 2018 and (ii) the financial condition as of September 30, 2019. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Our broad suite of services spans the entire transaction processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing of credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through scalable, end-to-end technology platforms that we manage and operate in-house and that generate significant operating efficiencies that enable us to maximize profitability.

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

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction-processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, and that this ongoing shift will continue to generate substantial growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American and Caribbean regions is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. We also benefit from the trend of financial institutions and government agencies outsourcing technology systems and processes. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

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

Furthermore, as to the macroeconomic trends described above, Management currently estimates that we will continue to experience a revenue attrition in Latin America of approximately $2 million to $3 million for previously disclosed migrations anticipated in 2019. The clients' decisions, which were made prior to 2015, for these anticipated migrations were driven by a variety of historical factors, most importantly customer service experience. Management believes that these customer decisions are unlikely to change, however timing is subject to change based on customer's conversion schedules.

In addition, we are currently negotiating with Popular in connection with a disagreement with respect to certain pricing terms under the MSA. Both parties are negotiating to find a mutually agreeable resolution. If we are unable to reach an agreement, the parties may pursue the dispute resolution mechanism under the MSA.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

	Three months ended September 30,
In thousands	2019	2018	Variance 2019 vs. 2018

Revenues	$118,804	$112,017	$6,787	6%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	51,878	49,464	2,414	5%
Selling, general and administrative expenses	15,152	14,404	748	5%
Depreciation and amortization	16,972	15,788	1,184	7%
Total operating costs and expenses	84,002	79,656	4,346	5%
Income from operations	$34,802	$32,361	$2,441	8%

Revenues

Total revenues in the third quarter of 2019 increased by $6.8 million or 6% to $118.8 million when compared with the prior year period. Revenue increase in the quarter reflected growth across all segments and included benefits from value added solutions, new managed services and other pricing actions. Additionally, increased revenue was driven by the completion of projects for approximately $2.0 million.

Cost of revenues

Cost of revenues amounted to $51.9 million, an increase of $2.4 million or 5% when compared with the prior year period. The increase is primarily related to an increase in professional fees driven by programming fees coupled with a slight increase in equipment expenses. These increases were partially offset by a decrease in salaries and compensation mainly driven by deferred salaries in connection with internal software developments, decreased communications expense and lower bad debt expense.

Selling, general and administrative

Selling, general and administrative expenses in the third quarter of 2019 increased by $0.7 million or 5% when compared with the same quarter in 2018. The increase is primarily related to an increase in salaries and compensation as the prior year includes a significant reversal in share-based compensation expense in connection with a former executive's forfeiture for unvested RSUs, partially offset by lower professional fees and other operating expenses.

Depreciation and amortization

Depreciation and amortization expense amounted to $17.0 million, an increase of $1.2 million or 7% when compared with the prior year period. The increase is related to both higher depreciation and amortization and includes impact from development projects going into production and purchases of data processing equipment.

Non-operating income (expenses)

	Three months ended September 30,
In thousands	2019	2018	Variance 2019 vs. 2018

Interest income	$348	$205	$143	70%
Interest expense	(7,267)	(7,557)	290	(4)%
Earnings of equity method investment	371	238	133	56%
Other income (expenses)	252	1,130	(878)	(78)%
Total non-operating expenses	$(6,296)	$(5,984)	$(312)	5%

Non-operating expenses increased by $0.3 million to $6.3 million when compared with the prior year period. The increase is mainly related to a $0.9 million decrease in Other income (expenses) due to higher foreign exchange losses relative to the same quarter in 2018.

Income tax expense

	Three months ended September 30,
In thousands	2019	2018	Variance 2019 vs. 2018
Income tax expense	$3,720	$3,302	$418	13%

Income tax expense amounted to $3.7 million, an increase of $0.4 million when compared with the prior year quarterly period. The effective tax rate for the quarter was 13.0%, compared with 12.5% in the 2018 period. The increase in effective tax rate is primarily driven by an increase in foreign taxes in connection with the increased intercompany transactions. This increase was partially offset by a decrease in Puerto Rico taxes due to a shift in fully taxable operations to partially taxable operations and a tax benefit recorded during the period related to a decrease in effective tax rate for certain activities.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine months ended September 30,
In thousands	2019	2018	Variance 2019 vs. 2018

Revenues	$360,188	$335,638	$24,550	7%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	154,498	146,015	8,483	6%
Selling, general and administrative expenses	45,355	45,684	(329)	(1)%
Depreciation and amortization	50,440	47,383	3,057	6%
Total operating costs and expenses	250,293	239,082	11,211	5%
Income from operations	$109,895	$96,556	$13,339	14%

Revenues

Total revenues for the nine months ended September 30, 2019 amounted to $360.2 million, an increase of $24.6 million or 7%. Revenue benefited from the impact of a higher net spread driven by pricing actions, elevated sales volumes in Puerto Rico, higher core banking transactions and an increase in fees generated by network services related to new managed services projects. Additionally, revenue growth was impacted by one-time revenue related to an electronic benefits contract of approximately $2.7 million and revenue from hardware sales and the completion of several projects of approximately $4.5 million.

Cost of revenues

Cost of revenues amounted to $154.5 million, an increase of $8.5 million or 6% when compared with the prior year period. The increase is primarily related to an increase in cost of sales associated with the increased hardware sales coupled with higher professional fees and equipment expenses, partially offset by a decrease in salaries and compensation for the same reason explained above for the quarter.

Selling, general and administrative

Selling, general and administrative expenses in the nine months ended September 30, 2019 decreased by $0.3 million or 1% to $45.4 million when compared with the same period in 2018. The decrease is mainly driven by lower professional services as the prior year included fees in connection with due diligence for a potential transaction that the Company decided not to pursue, almost entirely offset by an increase in salaries and compensation.

Depreciation and amortization

Depreciation and amortization expense amounted to $50.4 million, an increase of $3.1 million when compared with the prior year. The increase is due to the same reasons explained above for the quarter.

Non-operating income (expenses)

	Nine months ended September 30,
In thousands	2019	2018	Variance 2019 vs. 2018

Interest income	$864	$526	$338	64%
Interest expense	(22,191)	(22,901)	$710	(3)%
Earnings of equity method investment	726	612	$114	19%
Other (expenses) income	(619)	1,878	$(2,497)	(133)%
Total non-operating expenses	$(21,220)	$(19,885)	$(1,335)	7%

Non-operating expenses increased by $1.3 million to $21.2 million when compared with the prior year period. The increase is driven by a decrease in Other income (expenses) of $2.5 million due to an increase in foreign exchange losses, partially offset by a decrease in interest expense as a result of improved rates from the debt refinancing completed in the fourth quarter of the prior year.

Income tax expense

	Nine months ended September 30,
In thousands	2019	2018	Variance 2019 vs. 2018
Income tax expense	$10,018	$10,349	$(331)	(3)%

Income tax expense amounted to $10.0 million for the nine months ended September 30, 2019, a decrease of $0.3 million when compared with the prior year period. The effective tax rate for the period was 11.3% compared with 13.5% in the prior year. The decrease in the effective tax rate is a result of a decrease in Puerto Rico taxes for the same reasons explained above for the quarter coupled with a discrete item in LATAM, partially offset by an increase in foreign taxes for intercompany transactions.

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with Accounting Standards Codification Topic 280, "Segment Reporting" given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA performance. As such, segment assets are not disclosed in the notes to the accompanying condensed consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Comparison of the three months ended September 30, 2019 and 2018

Payment Services - Puerto Rico & Caribbean

	Three months ended September 30,
In thousands	2019	2018
Revenues	$30,411	$28,951
Adjusted EBITDA	18,377	19,244

Payment Services - Puerto Rico & Caribbean segment revenue increased by $1.5 million to $30.4 million when compared with the 2018 period. The increase in revenues was driven by higher transaction volumes for POS and ATM coupled with new transaction fees, partially offset by delays in the renewal of a government contract. Adjusted EBITDA decreased by $0.9 million to $18.4 million primarily due to an increase in operating expenses, mainly professional services and programming expenses, that entirely offset the increase in revenue and a decrease in bad debt expenses recorded in the prior year period.

Payment Services - Latin America

	Three months ended September 30,
In thousands	2019	2018
Revenues	$20,596	$18,907
Adjusted EBITDA	7,588	6,551

Payment Services - Latin America segment revenue increased $1.7 million to $20.6 million driven mainly by higher intercompany software sale and development revenues from the Payment Services - Latin America segment to the Payment Services Puerto Rico & Caribbean segment, partially offset by anticipated client attrition. Adjusted EBITDA increased $1.0 million when compared to the prior year period primarily due to the revenue associated to intercompany services and license sales, partially offset by the impact of foreign exchange losses.

Merchant Acquiring

	Three months ended September 30,
In thousands	2019	2018
Revenues	$26,436	$24,486
Adjusted EBITDA	11,208	10,948

Merchant Acquiring segment revenue increased to $26.4 million driven primarily by pricing actions impacting both spread and transactional revenue, partially offset by a lower average ticket and sales volume. Adjusted EBITDA increased $0.3 million as a result of the increased revenues, partially offset by higher internal processing costs due to an increase in transactions.

Business Solutions

	Three months ended September 30,
In thousands	2019	2018
Revenues	$52,945	$48,831
Adjusted EBITDA	25,082	21,744

Business Solutions segment revenue increased $4.1 million to $52.9 million. Revenue growth in the segment was driven by new services for both Popular and the Government of Puerto Rico and other projects completed in the quarter representing revenue of $2.0 million. Adjusted EBITDA increased $3.3 million to $25.1 million when compared with the prior year as a result of the higher revenues partially offset by an increase in operating expenses.

Comparison of the nine months ended September 30, 2019 and 2018

Payment Services - Puerto Rico & Caribbean

	Nine months ended September 30,
In thousands	2019	2018
Revenues	$92,910	$84,162
Adjusted EBITDA	59,959	54,912

Payment Services - Puerto Rico & Caribbean revenues increased by $8.7 million to $92.9 million. The increase in revenues was driven by the same reasons explained above for the quarter coupled with one-time revenue related to an electronic benefits contract of approximately $2.7 million. Adjusted EBITDA increased by $5.0 million mainly as a result of the increase in revenues, partially offset by higher operating expenses.

Payment Services - Latin America

	Nine months ended September 30,
In thousands	2019	2018
Revenues	$62,533	$58,534
Adjusted EBITDA	23,617	18,340

Payment services - Latin America revenue increased $4.0 million to $62.5 million driven by higher intercompany software sale and development revenues from the Payment Services - Latin America segment to the Payment Services Puerto Rico & Caribbean segment, partially offset by one-time sales and revenue from completed implementations in the prior year that did not recur and by the impact from client attrition. Adjusted EBITDA increased $5.3 million when compared to the prior year period due to higher revenue associated to intercompany services and licenses sold to Payment Services - Puerto Rico & Caribbean segment, coupled with a decrease in operating expenses.
Merchant Acquiring

	Nine months ended September 30,
In thousands	2019	2018
Revenues	$79,203	$73,829
Adjusted EBITDA	35,424	34,438

Merchant acquiring revenues increased $5.4 million to $79.2 million when compared with the prior year period, driven by the same reasons above explained for the quarter coupled with electronic benefit disaster relief recovery funding that ended in March 2019. Increases in transactional fees contributed to higher net spreads versus the same period in the previous year. Adjusted EBITDA increased $1.0 million reflecting the increased revenues, partially offset by higher transaction processing charges and a lower average ticket.

Business Solutions

	Nine months ended September 30,
In thousands	2019	2018
Revenues	$159,492	$145,985
Adjusted EBITDA	72,396	68,061

Business solutions revenue increased by $13.5 million to $159.5 million when compared with the prior year mainly driven by the same reasons as in the quarter described above. These revenue increases were coupled with revenue from incremental managed services from the Government of Puerto Rico. Adjusted EBITDA increased $4.3 million as a result of the increase in revenue, partially offset by higher costs of sales and costs incurred related to support and maintenance hours for Business Solutions applications. Additionally, the Company incurred in higher maintenance expenses related to infrastructure supporting the Business Solutions segment as we continue to replace obsolete assets.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures, working capital needs and acquisitions. We also have a $125.0 million Revolving Facility, of which $116.9 million was available as of September 30, 2019. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

At September 30, 2019, we had cash and cash equivalents of $102.5 million, of which $55.9 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Nine months ended September 30,
(In thousands)	2019	2018

Cash provided by operating activities	$136,167	$128,443
Cash used in investing activities	(49,862)	(24,990)
Cash used in financing activities	(57,117)	(59,824)
Increase in cash, cash equivalents and restricted cash	$29,188	$43,629

Net cash provided by operating activities for the nine months ended September 30, 2019 was $136.2 million compared with cash provided by operating activities of $128.4 million for the corresponding 2018 period. The $7.7 million increase in cash provided by operating activities is primarily driven by higher net income coupled with more cash received from accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2019 was $49.9 million compared with $25.0 million for the corresponding period in 2018. The $24.9 million increase is attributable to increases in capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2019 was $57.1 million compared with $59.8 million for the corresponding 2018 period. The $2.7 million decrease was mainly related to a $12.0 million paydown in the prior year on the Revolving Facility, coupled with a $30.7 million decrease in cash used to paydown long-term debt. This decrease was partially offset by cash dividends paid amounting to $10.8 million and cash used for repurchases of common stock of $28.4 million, compared with $3.6 million in dividends paid in the prior year and no cash used for stock repurchases, and a $4.2 million increase in cash used for payment of statutory withholding taxes for share-based compensation.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $50.0 million and $25.0 million for the nine months ended September 30, 2019 and 2018, respectively. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our Revolving Facility. We expect capital expenditures to be in a range of $50 million to $55 million in 2019.

Dividend Payments

On February 15, 2019 , April 25, 2019 and July 25, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock, which was paid on March 22, 2019, June 7, 2019 and September 6, 2019, respectively, to stockholders of record as of the close of business on February 26, 2019, May 6, 2019 and August 5, 2019, respectively.

On October 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 6, 2019, to stockholders of record as of the close of business on November 4, 2019. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant.

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

The unpaid principal balance at September 30, 2019 of the 2023 Term A Loan and the 2024 Term B Loan was $211.8 million and $322.6 million, respectively. The additional borrowing capacity for the Revolving Facility at September 30, 2019 was $116.9 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million to purchase software. As of September 30, 2019 and December 31, 2018, the outstanding principal balance of the note payable was $0.2 million and $0.3 million, respectively. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

In January 2019, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.0 million to purchase data processing equipment and maintenance. As of September 30, 2019, the outstanding principal balance of the note payable was $2.5 million, recorded as part of accounts payable.

Interest Rate Swaps

At September 30, 2019, the Company has the following interest rate swap agreements converting a portion of the interest rate exposure on the Company's Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%
The Company has accounted for these transactions as cash flow hedges.
At September 30, 2019 and December 31, 2018, the carrying amount of the derivatives on the Company’s balance sheets is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Other long-term assets	$—	$1,683
Other long-term liabilities	$16,687	$4,059
During the nine months ended September 30, 2019, the Company reclassified gains of $0.7 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify gains of $1.1 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 6 for tabular disclosure of the fair value of derivatives and to Note 7 for tabular disclosure of losses recorded on cash flow hedging activities.
The cash flow hedge is considered highly effective.

Covenant Compliance

As of September 30, 2019, the secured leverage ratio was 2.12 to 1.00. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
(Dollar amounts in thousands, except per share information)	2019	2018	2019	2018	September 30, 2019
Net income	$24,786	$23,075	$78,657	$66,322	$98,904
Income tax expense	3,720	3,302	10,018	10,349	12,265
Interest expense, net	6,919	7,352	21,327	22,375	28,209
Depreciation and amortization	16,972	15,788	50,440	47,383	66,124
EBITDA	52,397	49,517	160,442	146,429	205,502
Equity income (1)	(372)	(238)	(241)	(179)	(321)
Compensation and benefits (2)	3,455	2,368	10,392	10,670	13,381
Transaction, refinancing and other fees (3)	—	453	280	2,916	4,934
Adjusted EBITDA	55,480	52,100	170,873	159,836	223,496
Operating depreciation and amortization (4)	(8,673)	(7,365)	(25,516)	(21,909)	(32,815)
Cash interest expense, net (5)	(6,644)	(6,473)	(20,774)	(19,396)	(27,481)
Income tax expense (6)	(5,509)	(4,558)	(15,454)	(15,492)	(19,476)
Non-controlling interest (7)	(63)	(121)	(287)	(385)	(374)
Adjusted net income	$34,591	$33,583	$108,842	$102,654	$143,350
Net income per common share (GAAP):
Diluted	$0.34	$0.31	$1.07	$0.89
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.47	$0.45	$1.48	$1.38
Shares used in computing adjusted earnings per common share:
Diluted	73,314,704	74,657,100	73,530,865	74,123,431

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

2)
Primarily represents share-based compensation of $3.5 million and $2.4 million for the quarters ended September 30, 2019 and 2018, respectively. Primarily represents share-based compensation and other compensation expense of $10.2 million and $9.7 million for the nine months ended September 30, 2019 and 2018 and severance payments of $0.2 million and $1.0 million for the same periods, respectively.

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
Off Balance Sheet Arrangements

In the ordinary course of business the Company may enter into commercial commitments. With the exception of the letters of credit issued against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility, as of September 30, 2019, the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2019, under the secured credit facilities, would increase our annual interest expense by approximately $3.3 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015 and December 2018, we entered into interest rate swap agreements which convert a portion of our outstanding variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major US based financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 5 of the Unaudited Condensed Consolidated Financial Statements for additional information related to the senior secured credit facilities.

Foreign exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the condensed consolidated statements of income and comprehensive income. At September 30, 2019, the Company had $17.9 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $21.6 million at December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three months period ended September 30, 2019:

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
7/1/2019-7/31/2019	8,020	$30.920	8,020
9/1/2019-9/30/2019	100	30.970	100
Total	8,120	$30.920	8,120	$33,898,048

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors.
31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL**	Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL**	Taxonomy Extension Schema
101.CAL XBRL**	Taxonomy Extension Calculation Linkbase
101.DEF XBRL**	Taxonomy Extension Definition Linkbase
101.LAB XBRL**	Taxonomy Extension Label Linkbase
101.PRE XBRL**	Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    Furnished herewith.
+     This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: October 31, 2019	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: October 31, 2019	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)