Form 10-K
period 2019-12-31
EVERTEC, Inc.
filed 2020-02-27
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $1,451,933,072 based on the closing price of $32.70 as of the close of business on June 30, 2019.
As of February 19, 2020, there were 72,000,261 outstanding shares of common stock of EVERTEC, Inc.
Documents Incorporated by Reference:
Specifically identified portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

EVERTEC, Inc.
2019 Annual Report on Form 10-K

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

•
our ability to renew our client contracts on terms favorable to us, including our contract with Popular, and any significant concessions we may have to grant to Popular with respect to pricing, services or other key terms in anticipation of the negotiation of the terms of the MSA and the services we provide thereunder to Popular, both in respect of the current term and any extension of the MSA;

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

•
the effects of legislative initiatives or proposals, statutory changes, governmental or other applicable regulations or changes in industry requirements, including privacy and cybersecurity laws and regulations;

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

•	a protracted federal government shutdown may affect our financial performance;

•	operating an international business in Latin America and the Caribbean, in jurisdictions with potential political and economic instability, political changes and civil unrest;

•	our ability to execute our geographic expansion and acquisition strategies, including challenges in successfully acquiring new businesses and integrating and growing acquired businesses;

•	our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;

•	our ability to recruit and retain the qualified personnel necessary to operate our business;

•	our ability to comply with U.S. federal, state, local and foreign regulatory requirements;

•	evolving industry standards and adverse changes in global economic, political and other conditions;

•	adverse developments with respect to the payment card industry, including change in use of card as a payment mechanism;

•	our high level of indebtedness and restrictions contained in our debt agreements, including the senior secured credit facilities, as well as debt that could be incurred in the future;

•	our ability to prevent a cybersecurity attack or breach in our information security;

•	our ability to generate sufficient cash to service our indebtedness and to generate future profits;

•	our ability to refinance our debt;

•	the possibility that we could lose our preferential tax rate in Puerto Rico;

•	the risk that the counterparty to our interest rate swap agreements fails to satisfy its obligations under the agreement;

•
uncertainty of the pending debt restructuring process under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), as well as actions taken by the Puerto Rico government or by the PROMESA Board to address the Puerto Rico fiscal crisis;

•	uncertainty related to Hurricanes Irma and Maria as well as recent earthquakes and other natural disasters and their impact on the economies of Puerto Rico and the Caribbean;

•	the possibility of future catastrophic hurricanes and other potential natural disasters affecting Latin America and the Caribbean;

•	the nature, timing and amount of any restatement; and

•	other risks and uncertainties detailed in Part I, Item IA “Risk Factors” in this Report.

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

INDUSTRY AND MARKET DATA
This Form 10-K includes industry data that we obtained from periodic industry publications, including the September 2019 Nilson Report and the 2019 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Form 10-K also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analysis and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Part I
Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis, including the operations of its predecessor entities prior to the Merger (as defined below). EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Solutions Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC, EGM Ingeniería sin Fronteras, S.A.S. ("PlacetoPay") and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Company Overview

EVERTEC is a leading full-service transaction processing business in Latin America and the Caribbean, providing a broad range of merchant acquiring, payment services and business process management services. According to the September 2019 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region out of 11 offices, including our headquarters in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

We continue to benefit from our relationship with Popular, our largest customer. Popular acts as one of our largest merchant referral partners and sponsors us with the card associations (such as Visa or MasterCard), enabling merchants to accept these card associations’ credit card transactions. Popular also provides merchant sponsorship as one of the participants of the ATH network, enabling merchants to connect to the ATH network and accept ATH debit card transactions. We provide a number of critical products and services to Popular, which are governed by a 15-year Amended and Restated Master Services Agreement (the “Master Services Agreement”) that runs through 2025.

On April 17, 2013, the Company completed its initial public offering.

Principal Stockholder

Popular, Inc. (NASDAQ: BPOP), whose principal banking subsidiary’s history dates back to 1893, is the No. 1 bank holding company by both assets and deposits based in Puerto Rico, and, as of September 30, 2019, ranks 47 by assets among U.S. bank holding companies. As of December 31, 2019, Popular owned approximately 16.2% of our common stock.

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

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

Currently, the penetration of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. As these markets continue to grow, and financial inclusion increases, the emergence of a larger and more sophisticated consumer base will influence and drive an increase in card (e.g., debit, credit, prepayment, and EBT) and electronic payments usage. According to the 2019 World Payments Report, non-cash payment volumes in Latin America increased to 43.1 billion in 2017 from 39.8 billion in 2016, representing a growth rate of 8%. A growing base of young and Internet-savvy customers and e-commerce growth are defining the Latin America payments landscape with credit card penetration, digital wallets, and other value-added offerings. Debit card transactions in Latin America grew 14% in 2017. Latin American non-cash markets continued to be poised for growth despite recovering economies, as non-cash transactions are expected to grow 6% through 2022. The region's FinTech sector is driving change via new financial inclusion initiatives and mobile payment platforms that are becoming popular alternatives to cash payments. In North America, non-cash payments grew by 5.1% in 2017, are projected to grow 4.7% through 2022 and North America is expected to cede the position as the region with the largest number of non-cash transactions to emerging Asia by 2020. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

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

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to U.S. competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technological needs, language and culture. We have built leadership positions across the transaction processing value chain in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new markets. According to the September 2019 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. EVERTEC processed approximately 2.4 billion transactions in 2019. According to management's estimates, ATH branded products are the most frequently used electronic method of payment in Puerto Rico. We offer compelling value to our merchants, as noted in the most recent report published by the Federal Reserve Board regarding debit network fees, which ranked the ATH network as one of the most economical networks for merchants. Given our scale and customer base of top tier financial institutions and government entities, we believe we are the leading card issuer processor and core bank processor in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of financial institution, merchant, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Our Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America and Merchant Acquiring segments, as well as certain business lines representing the majority of our business solutions segment, generate recurring revenues that collectively accounted for approximately 94% of our total revenues in 2019. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment and our Payment Services - Latin America segment, such as IT consulting for a specific project or integration or one-time license sales. Additionally, we entered into a 15-year Master Services Agreement with Popular on September 30, 2010. We provide a number of critical payment services and business solutions products and services to Popular and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we are able to gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our scalable, end-to-end technology platforms that allow us to provide a broad range of transaction processing services and develop and deploy technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $214 million over the last five years on technology investments, including POS, to continue to build the capacity and functionality of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

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

Our Growth Strategy

We intend to grow our business by continuing to execute on the following business strategies:

Continue Cross-Sales to Existing Customers

We seek to grow revenue by continuing to sell additional products and services to our existing merchant, financial institution, corporate and government customers. We intend to broaden and deepen our customer relationships by leveraging our full suite of end-to-end technology solutions. For example, we believe that there is significant opportunity to cross-sell our card issuing and card acquiring platforms and services, network services, and ATM point-of-sale processing, as well as our risk management products to our over 180 existing financial institution customers, particularly in markets outside of Puerto Rico. We will also seek to continue to cross-sell value added services into our existing merchant base.

Leverage Our Franchise to Attract New Customers in the Markets We Currently Serve

We intend to attract new customers by leveraging our comprehensive product and services offering, the strength of our brand and our leading end-to-end technology platform. Furthermore, we believe we are well positioned to develop new products and services and to take advantage of our access to and position in markets we currently serve. For example, in markets we serve outside of Puerto Rico, we believe there is a good opportunity to penetrate small to medium and some larger financial institutions with our products and services.

Expand in the Latin American Region

We believe there is substantial opportunity to expand our businesses in the Latin American region. We believe that we have a competitive advantage relative to U.S. competitors based on our first-hand knowledge of the Latin American and Caribbean markets and their technological needs, our physical presence in the region, language and culture. We believe significant growth opportunities exist in a number of large markets such as Colombia, México, and Chile, among others. We also believe that there is an opportunity to provide our services to existing financial institution customers in other regions where they operate. Additionally, we continually evaluate our strategic plans for geographic expansion, which can be achieved through strategic acquisitions, joint ventures, partnerships, or alliances. For a description of risks associated with obtaining regulatory approvals and other risks associated with strategic transactions, see “Item 1A. Risk Factors—Risks Related to Our Business—Our expansion and selective acquisition strategy exposes us to risks, including the risk that we may not be able to successfully integrate acquired businesses.”

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

Merchant Acquiring

According to the September 2019 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. Our merchant acquiring business provides services to merchants that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant acquiring services includes, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, the settlement of funds with the participating financial institution, detailed sales reports and customer support. In 2019, our merchant acquiring business processed over 440 million transactions.

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

To connect the POS terminals to card issuers, we own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. The ATH network and payment processing businesses processed approximately 2.0 billion transactions in 2019.

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

We have been the main provider of EBT services to the Puerto Rican government since 1998. Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system and serves approximately 740,000 active participants.

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

In merchant acquiring, we compete with several other service providers and financial institutions, including Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Elavon, Inc., EVO Payments, Inc., independent sales organizations and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, brand awareness, strength of the relationship with financial institutions, system functionality, integration service capabilities and innovation. Our business is also impacted by the expansion of new payments methods and devices, card association business model expansion, and bank consolidation.

In payment services, we compete with several other third party card processors, debit networks, and financial technology start-ups, including Tecnocom Telecomunicaciones y Energía, S.A., Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., MasterCard, Visa, American Express, Discover and Global Payments, Inc. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities.

In business solutions, our main competition includes internal technology departments within financial institutions, retailers, data processing or software development departments of large companies, large technology and consulting companies, and/or financial technology start-ups, such as Fidelity National Information Services, Inc. and Fiserv, Inc. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities, and disaster recovery and business continuity capabilities.

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

Employees

As of December 31, 2019, we had approximately 2,300 employees across 11 countries in the United States, Latin America and the Caribbean. In Brazil, we have two unionized employees covered by the terms of industry-specific collective agreements. None of our other employees are otherwise represented by any labor organization. We consider our relationships with our employees to be good. We have not experienced any work stoppages in connection with employee matters.

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

Transactions with Affiliates

To the extent that we are deemed to be an affiliate of Popular for purpose of the affiliate transaction rules found in Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, we will be subject to various restrictions on our ability to borrow from, and engage in certain other transactions with Popular’s bank subsidiaries, Banco Popular and Banco Popular North America (“BPNA”). In general, these rules require that any “covered transaction” that we enter into with Banco Popular or BPNA (or any of their respective operating subsidiaries), as the case may be, must be secured by designated amounts of specified collateral and must be limited to 10% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. In addition, all “covered transactions” between Banco Popular or BPNA, on the one hand, and Popular and all of its subsidiaries and affiliates on the other hand, must be limited to 20% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Privacy and Information Security Regulations

We and our financial institution clients are required to comply with various U.S. state, federal and foreign privacy laws and regulations, including those imposed under the Gramm-Leach-Bliley Act of 1999 which applies directly to a broad range of financial institutions and to companies that provide services to financial institutions. These laws and regulations place restrictions on the collection, processing, storage, use and disclosure of certain personal information, require disclosure to individuals of detailed privacy practices and provide them with certain rights to prevent the use and disclosure of protected information. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, states officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information. In addition, U.S. state and federal government agencies have been contemplating or developing new initiatives to safeguard privacy and enhance data and information security. Some foreign privacy laws are stricter than those applicable under U.S. federal, state or Puerto Rican law. As a provider of services to financial institutions, we are required to comply with applicable privacy and cybersecurity regulations and are bound by the same limitations on disclosure of the information received from our customers as apply to the financial institutions themselves. See “Item 1A. Risk Factors-Risks Related to Our Business-We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business."

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

A major focus of governmental policy in recent years has been aimed at combating money laundering and terrorist financing. Preventing and detecting money laundering and other related suspicious activities at their earliest stages warrants careful monitoring. The BSA, along with a number of other anti-money laundering laws, imposes various reporting and record-keeping requirements concerning currency and other types of monetary instruments. Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. These laws and regulations impose obligations to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for us. We may also be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

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

Anti-trust and Competition Laws

We are required to comply with various federal, local and foreign competition and anti-trust laws, including the Sherman Act, Clayton Act, Hart-Scott-Rodino Antitrust Improvements Act, Robinson-Patman Act, Federal Trade Commission Act and Puerto Rico Anti-Monopoly Act. In general, competition laws are designed to protect businesses and consumers from anti-competitive behavior. Competition and anti-trust law investigations can be lengthy, and violations are subject to civil and/or criminal fines and other sanctions for both corporations and individuals that participate in the prohibited conduct. Class action civil anti-trust lawsuits can result in significant judgments, including in some cases, payment of treble damages and/or attorneys' fees to the successful plaintiff. See “Item 1A. Risk Factors-Risks Related to Our Business-Failure to comply with U.S. state and federal antitrust requirements, or the Puerto Rico Anti-Monopoly Act, and government investigations into our compliance, could adversely affect our business.”

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

Geographic Concentration

Our revenue composition by geographical area is based in Latin America and the Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala, Colombia, Chile, Uruguay, Brazil and Panamá. The Caribbean primarily represents Puerto Rico, the Dominican Republic and the Virgin Islands. See Note 23 to Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to geographic areas.

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

Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. In 2019, products and services billed to Popular accounted for approximately 43% of our total revenues. The majority of Popular’s business is presented in the Business Solutions segment. If Popular were to terminate, fail to perform under (in whole or in part), or fail to renew the Master Services Agreement (“MSA”), which currently expires in 2025, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse impact on our financial condition and results of operations.

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

Our MSA with Popular has an initial term that ends in 2025. For 2019, we derived approximately 43% of our revenue from such contract, which makes the MSA our most significant client contract. We regularly discuss with Popular the terms of the MSA and the services we provide thereunder to Popular. We cannot be certain that we will be able to negotiate an extension to the MSA. In addition, even if we are able to negotiate an extension of the MSA, any new master services agreement may be materially different from the existing MSA. Further, Popular may require significant concessions from us with respect to pricing, services and other key terms, both in respect of the current term and any extension of the MSA, particularly as we approach 2025. Any such events may materially negatively impact our financial condition, results of operations and trading price of our common stock, as well as potentially limit our ability to renegotiate our debt.

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

Similarly, the BPPR ATH Agreements have initial terms ending in 2025. Under such agreements, among other things, we provide Banco Popular certain ATM and POS services in connection with our ATH network; we grant a license to use the ATH logo, word mark and associated trademarks; and Banco Popular agrees to support, promote and market the ATH network and brand and to issue debit cards bearing the symbol of the ATH network. If one or both of the BPPR ATH Agreements are not extended, our ATH brand and network could be negatively impacted and our financial condition and results of operations adversely affected.

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

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our notes and senior secured credit facilities, and, if we incur additional amounts of debt, it could exacerbate the risks associated with our substantial indebtedness.

We are highly leveraged. As of December 31, 2019, the total principal amount of our indebtedness was approximately $530.9 million. Our high degree of leverage could have a significant impact on us, including:

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

We rely on our systems, employees and certain suppliers and counterparties, and certain failures could materially adversely affect our operations.

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

We are similarly dependent on our employees. Our operations could be materially adversely affected if one or more employees cause a significant operational breakdown or failure, either intentionally or as a result of human error. Suppliers and third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or result in potential liability to clients, reputational damage and regulatory intervention or fines, any of which could materially adversely affect our financial condition or results of operations.

In December 2019, a strain of coronavirus surfaced in Wuhan, China and resulted in an outbreak with infections throughout China and abroad, which has affected operations and global supply chains. During the first months of 2020, we were notified of potential delays in the delivery of POS devices from suppliers whose operations have been affected by the coronavirus. At this time, the coronavirus has not caused major disruptions to our operations, nor has it affected our employees or client base. However, if the coronavirus outbreak continues to spread and becomes a global pandemic, it may affect our employees, our clients and our suppliers in ways which could materially adversely affect our financial condition or results of operations.

Laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims, or fines against us.

Our business relies on the processing of data in multiple jurisdictions and the movement of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continues to evolve, and regulatory scrutiny in this area is increasing around the world. Significant uncertainty exists as privacy and data protection laws may differ from country to country and may create inconsistent or conflicting requirements. Our ongoing efforts to comply with privacy, cybersecurity, and data protection laws may entail expenses, may divert resources from other initiatives and projects, and could limit the services we are able to offer. Enforcement actions and investigations by regulatory authorities related to data security incidents and privacy actions or investigations could damage our reputation and impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

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

Actual or perceived vulnerabilities or data breaches may lead to claims against us, which may require us to spend significant additional resources to remediate by addressing problems caused by breaches and further protect against security or privacy breaches. Additionally, while we maintain insurance policies specifically for cyber-attacks, our current insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. A significant security breach, such as loss of credit card numbers and related information, could have a material adverse effect on our reputation and could result in a loss of customers throughout the years. Some of our systems have experienced past security breaches and, although they did not have a material adverse effect on our operating results or reputation, there can be no assurance of a similar result in the future. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations, financial condition and reputation. In addition, any breaches of network or data security at our customers, partners or vendors could have similar negative effects.

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

There may be a change in the use of cards as a payment mechanism or adverse developments with respect to card industry in general.

If the number of electronic and digital payment transactions of the type we process does not continue to grow or if businesses or consumers do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial position and results of operations. We believe future growth in the use of credit, debit and other electronic and digital payments will be driven by the cost, ease-to-use, and quality of products and services offered to customers and businesses. In order to consistently increase and maintain our profitability, businesses and consumers must continue to use electronic and digital payment methods that we process, including credit and debit cards.

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

For the years ended December 31, 2019 and 2018, approximately 81% and 79%, respectively, of our total revenues were generated from our operations in Puerto Rico. In addition, some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly impacted by adverse economic or political developments in Puerto Rico. Puerto Rico has been in economic recession since 2006. In August 2015, Puerto Rico defaulted for the first time on the Public Finance Corporation bonds. In April 2016, the Puerto Rico governor signed a debt moratorium law that gave the governor emergency powers to deal with the fiscal crisis, including the ability to declare a moratorium on any debt payment. On June 30, 2016, the U.S. President signed into law the Puerto Rico Oversight, Management and Economic Stability Act (PROMESA). PROMESA establishes a fiscal oversight and management board (the “Oversight Board”) comprised of seven voting members appointed by the President. PROMESA also imposed an automatic stay on all litigation against Puerto Rico and its instrumentalities, as well as any other judicial or administrative actions or proceedings to enforce or collect claims against the Puerto Rico government.

On May 1, 2017, the automatic stay imposed by PROMESA expired and creditors of the Puerto Rico government filed various lawsuits involving defaults on more than $70 billion of bonds issued by Puerto Rico. On May 3, 2017, Puerto Rico filed for bankruptcy-like protection under Title III of PROMESA.

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

Over the past several months, the Oversight Board released and has been working on a restructuring plan intended to reduce Puerto Rico’s debt to sustainable levels and provide a path for Puerto Rico to exit the bankruptcy-like protections under PROMESA.  This was an important milestone, but the most recent version of the plan is facing legal and political challenges from various sectors.  The final plan will require the approval from the judge overseeing the case.  At this point, it is uncertain if or when a restructuring plan will get approved or when Puerto Rico will resolve its current debt situation.

Such recent events could potentially adversely impact the trading price of our common stock, adversely impact our customer base, depress general consumer spending and delay the Government’s payments thus increasing our Government accounts receivables, and potentially impair the collectability of those accounts receivable, all of which, individually or in the aggregate, could potentially have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2019, we had net receivables of $8.9 million from Puerto Rico and certain public corporations.

Puerto Rico's economy, including its governmental financial crisis and the continuing effects of Hurricanes Irma and Maria and other natural disasters including recent earthquakes could have a prolonged negative impact on the countries in which we operate and a material adverse effect on our business and results of operations.

Puerto Rico’s location in the Caribbean exposes the island to increased risk of hurricanes and other severe tropical weather conditions and natural disasters. Hurricanes Irma and Maria and other natural disasters including the recent earthquakes, and their aftermaths, such as the widespread power outage in Puerto Rico, the damage to infrastructure and communications networks, and the temporary cessation and slow pace of reestablishment of regular day-to-day commerce, have severely impacted the economies of Puerto Rico and the Caribbean. It is unknown how long it will take for the business communities, resident populations and the economies to fully recover. Puerto Rico’s current situation following Hurricane Maria could further accelerate the ongoing emigration trend of Puerto Rico residents to the United States. A prolonged delay in the repairs to the islands’ infrastructures, decline in business volume and any other economic declines due to Hurricanes Irma and Maria and their aftermaths may impact demand for our services and could have a material adverse effect on our business and results of operations.

As a result of Puerto Rico's governmental financial crisis and the impacts of natural disasters, businesses may be reluctant to establish or expand their operations in Puerto Rico and the Caribbean, or might consider closing operations currently in such locations. The damage resulting from the hurricanes or other natural disasters to the operating conditions of our clients, and insufficient federal recovery and rebuilding assistance may cause lasting and severe damage to the island's economic base. The high cost of electricity, combined with Puerto Rico's high level of debt, may make Puerto Rico a less attractive place to expand existing operations or commence new business activities. In the event that companies in the financial services and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

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

Because we process transactions on behalf of financial institutions through the payment networks, we have processed a limited number of transactions potentially involving sanctioned countries and there can be no assurances that, in the future, we will not inadvertently process such transactions. Due to a variety of factors, including technical failures and limitations of our transaction screening process, conflicts between U.S. and local laws, political or other concerns in certain countries in which we and our subsidiaries operate, and/or failures in our ability to effectively control employees operating in certain non-U.S. subsidiaries, we have not rejected every transaction originating from or otherwise involving sanctioned countries, or persons and there can be no assurances that, in the future, we will not inadvertently fail to reject such transactions.

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

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 72,000,261 are outstanding as of December 31, 2019. All of these shares, other than the 11,654,803 shares held by Popular and the shares held by our officers and directors, are freely transferable without restriction or further registration under the Securities Act.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. Although the agreement setting forth the terms of our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $116.9 million which was available for borrowing under our revolving credit facility as of December 31, 2019, the terms of the senior secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

If we are unable to comply with covenants in our debt instruments that limit our flexibility in operating our business, or obligate us to take action such as deliver financial reports, we may default under our debt instruments and our indebtedness may become due.

The agreement setting forth the terms of the senior secured credit facilities contain, and any future indebtedness we incur may contain, various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and our restricted subsidiaries’ ability to, among other things:

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

At December 31, 2019, we had $530.8 million of borrowings under our senior secured credit facilities bearing interest at LIBOR plus an applicable margin. Together with the administrative agent for those facilities, we may replace LIBOR with a comparable or successor rate in a manner that gives due consideration to any evolving or then existing convention for similar U.S. dollar denominated syndicated credit facilities.  The replacement of LIBOR with a comparable or successor rate could cause the amount of interest payable on our senior secured credit facilities to be materially different than expected.  We may choose in the future to pursue amendments to our senior secured credit facilities to provide for a comparable or successor rate, but we can give no assurance that we will be able to reach agreement with our lenders on any such amendments.

At December 31, 2019, we also had two interest rate swap agreements which are designed to protect us from changes in interest rates. If LIBOR becomes unavailable and market quotations for specified inter-bank lending are not available, it is unclear how payments under such agreements would be calculated, which could cause these agreements to no longer offer us the protection we expect. Relevant industry groups are seeking to create a standard protocol addressing the expected discontinuation of LIBOR, to which parties to then-existing swaps will be able to adhere. There can be no assurance that such a protocol will be developed or that our swap counterparties will adhere to it. It is uncertain whether amending our then-existing swap agreements may provide us with effective protection from changes in the then-applicable interest rate on our senior secured credit facility indebtedness or other indebtedness. Similarly, while industry groups have announced that they anticipate amending standard documentation to facilitate a market in swaps on one or more successor rates to LIBOR, it is uncertain whether and to what extent a market for interest rate swaps on the successor rate selected for our senior secured credit facility indebtedness or other indebtedness will develop, which may affect our ability to effectively hedge our interest rate exposure.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Our principal operations are conducted in Puerto Rico. Our principal executive offices are leased and located at Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico 00926.
We own one property in Costa Rica, in the province of San Jose, which is used by our Costa Rican subsidiary for its payment services business. We also lease space in 14 other locations across Latin America and the Caribbean, including various data centers and office facilities to meet our sales and operating needs. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
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

Dividends

The Company has a history of paying cash dividends. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. The covenants of our senior secured credit facilities may limit our ability to pay dividends on our common stock and limit the ability of our subsidiaries to pay dividends to us if we do not meet required performance metrics contained in our debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Obligations.”

We are a holding company and have no direct operations. We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries, Holdings and EVERTEC Group, whose ability to make any payments to us will depend upon many factors, including their operating results and cash flows. In addition, the senior secured credit facilities limit EVERTEC Inc.’s ability to pay distributions on its equity interests. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Obligations.”

Issuer Purchases of Equity Securities

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
10/1/2019-10/31/2019	21,720	$30.644	21,720
11/1/2019-11/30/2019	76,283	30.543	76,283
12/1/2019-12/31/2019	11,400	30.914	11,400
Total	109,403	$30.602	109,403	$30,550,139

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
The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders (1)	1,592,755	$0.00	3,380,212
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	The Company's equity plans were approved by the two sole stockholders prior to the Company's initial public offering, Apollo and Popular.

Stock Performance Graph

The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act of 1933 or the Exchange Act.

The following graph shows a comparison from April 12, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2019 of the cumulative total return for our common stock, the S&P 500 Index and the S&P Technology Index. The graph assumes that $100 was invested on April 12, 2013 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of eighty-one months cumulative total return of EVERTEC Inc.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 have been derived from the audited consolidated financial statements of EVERTEC, included in our Annual Reports on Form 10-K.

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

	Year ended December 31,
(Dollar amounts in thousands, except per share data)	2019	2018	2017	2016	2015
Statements of Income Data:
Revenues	$487,374	$453,869	$407,144	$389,507	$373,528
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	213,379	196,957	200,650	175,809	167,916
Selling, general and administrative expenses	61,411	68,717	56,161	46,986	37,278
Depreciation and amortization	68,082	63,067	64,250	59,567	64,974
Total operating costs and expenses	342,872	328,741	321,061	282,362	270,168
Income from operations	144,502	125,128	86,083	107,145	103,360
Interest income	1,217	787	716	377	495
Interest expense	(28,811)	(30,044)	(29,861)	(24,617)	(24,266)
Earnings (losses) of equity method investment	936	692	604	(52)	147
Other (expenses) income	(1,169)	2,602	2,657	544	2,306
Income before income taxes	116,675	99,165	60,199	83,397	82,042
Income tax expense (benefit)	12,975	12,596	4,780	8,271	(3,335)
Net income	103,700	86,569	55,419	75,126	85,377
Less: Net income attributable to non-controlling interest	231	299	365	90	—
Net income attributable to EVERTEC, Inc.’s common stockholders	$103,469	$86,270	$55,054	$75,036	$85,377
Net income per common share—basic	$1.44	$1.19	$0.76	$1.01	$1.11
Net income per common share—diluted	$1.41	$1.16	$0.76	$1.01	$1.11

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$111,030	$69,973	$50,423	$51,920	$28,747
Total assets	1,011,676	927,292	902,788	885,662	863,654
Total long-term liabilities	595,739	574,981	607,596	648,324	662,939
Total debt	527,603	538,606	616,740	650,759	662,699
Total equity	271,623	215,606	147,976	108,175	98,214

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the years ended December 31, 2019, 2018 and 2017 and (ii) the financial condition as of December 31, 2019 and 2018. See Note 1 of the Notes to Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is a leading full-service transaction processing business in Latin America and the Caribbean, providing a broad range of merchant acquiring, payment services and business process management services. According to the September 2019 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region out of 11 offices, including our headquarters in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing, cash processing and technology outsourcing. In addition, we own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Separation from and Key Relationship with Popular

Prior to the Merger on September 30, 2010, EVERTEC Group was 100% owned by Popular, the largest financial institution in the Caribbean, and operated substantially as an independent entity within Popular. After the consummation of the Merger, Popular retained an approximately 49% indirect ownership interest in EVERTEC Group and is our largest customer. In connection with, and upon consummation of, the Merger, EVERTEC Group entered into a 15-year Master Services Agreement, and several related agreements with Popular. Under the terms of the Master Services Agreement, Popular agreed to continue to use EVERTEC services on an ongoing exclusive basis, for the duration of the agreement, on commercial terms consistent with those of our historical relationship. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement. As of December 31, 2019, Popular retained a 16.2% interest in EVERTEC.

Our MSA with Popular has an initial term that ends in 2025. For 2019, we derived approximately 43% of our revenue from such contract, which makes the MSA our most significant client contract. We anticipate that we will enter into a negotiation with Popular prior to the expiration of the initial term of the MSA. We cannot be certain that we will be able to negotiate an extension to the MSA. In addition, even if we are able to negotiate an extension of the MSA, any new master services agreement may be materially different from the existing MSA. Further, the anticipated negotiation of the MSA extension may result in Popular obtaining significant concessions from us with respect to pricing and other key terms, both in respect of the current term and any extension of the MSA, particularly as we approach 2025. See “Item 1A. Risk Factors—Risks Related to Our Business—We expect to continue to derive a significant portion of our revenue from Popular."

2019 Developments

The Company's Board of Directors approved regular quarterly dividends of $0.05 per common share in February, April, July and October of 2019. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

On December 2, 2019, the Company completed the acquisition of 100% of the shares of capital stock of EGM Ingeniería Sin Fronteras, S.A.S., commercially known as PlacetoPay. PlacetoPay is a gateway and payment service provider based in Medellin, Colombia.

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

Over the past several months, the Oversight Board released and has been working on a restructuring plan intended to reduce Puerto Rico’s debt to sustainable levels and provide a path for Puerto Rico to exit the bankruptcy-like protections under PROMESA.  This was an important milestone, but the most recent version of the plan is facing legal and political challenges from various sectors.  The final plan will require the approval from the judge overseeing the case.  At this point, it is uncertain if or when a restructuring plan will get approved or when Puerto Rico will resolve its current debt situation.

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

The hurricanes that impacted Puerto Rico in 2017 led to an influx of funds for recovery efforts, primarily from private insurance companies and federal agencies and programs, that impacted the economy through 2018 and 2019. These funds have had a positive impact on Puerto Rico's economy and our business. Post hurricane recovery expectations by the local government and the Oversight Board consider a significant amount of disaster recovery funding that will impact the island and the economy over the next years. However, the actual amounts to be deployed, the timing in which they will become available and the impact to the Puerto Rico economy remain unclear. We will continue to monitor progress on these funds but remain cautious as to the amount and impact they will have in our business.

In addition to the macroeconomic trends described above, management currently estimates that we will continue to experience revenue attrition in Latin America of approximately $3 million to $5 million for previously disclosed migrations anticipated in 2020. Clients’ decision to migrate, which were made prior to 2015, were driven by a variety of historical factors, including primarily a desire to enhance customer service experience. Management believes that these customer decisions are unlikely to change; however, the timing of the migration is subject to change based on each customer’s conversion schedule.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period.

We base our assumptions, estimates, and judgments on historical experience, current events and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. A summary of significant accounting policies is included in Note 1 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical; require the most difficult, subjective or complex judgments; and thus, result in estimates that are inherently uncertain.

Revenue recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification ("ASC') 606, Revenue from Contracts with Customers, which provide guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements.

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

At contract inception, the Company evaluates whether the contract (i) is legally enforceable; (ii) approved by both parties; (iii) properly defines rights and obligations of the parties, including payment terms; (iv) has commercial substance; and (v) collection of substantially all consideration entitled is probable, before proceeding with the assessment of revenue recognition. If any of these requirements is not met, the contract does not exist for purposes of the model and any consideration received is recorded as a liability. A reassessment may be performed in a later date upon change in facts and circumstances. The Company also evaluates within this step if contracts issued within a period of 6 months with the same customer should be accounted for as a single contract. The Company’s contracts with customers may be modified through amendments, change requests and waivers. Upon receipt, modifications of contracts with customers are evaluated to determine if these must be accounted for: (i) as a separate contract, (ii) a cumulative catch-up, or (iii) as a termination and creation of a new contract. Contract modifications must also comply with the requirements to determine if a contract with a customer exists for accounting purposes.

To identify performance obligations within contracts with customers, the Company first identifies all the promises in the contract (i.e., explicit and implicit). This includes the customer’s options to acquire additional goods or services for free or at a discount in exchange for an upfront payment. The Company then assesses if each material good or service (or bundle of goods or services) is distinct in nature (i.e., the customer can benefit from the good or service on its own or together with other readily available resources), and is capable of being distinct in the context of the contract (i.e., the promise to transfer the good or service is separately identifiable from other promises in the contract). A distinct good or service (or bundle of goods or services) constitutes a performance obligation.

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
As part of the revenue recognition analysis, when another party is involved in providing goods or services to a customer, the Company evaluates, for each performance obligation, whether it is providing the goods or services itself (i.e., as principal), or if it is only arranging on behalf of the other party. The Company acts as principal if it controls the specified good or service before that good or service is transferred to a customer. To determine if the Company acts as an agent, the Company considers indicators, such as: (i) the responsibility to fulfill a promise; (ii) the inventory risk; and (iii) the price determination.

Goodwill and other intangible assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually, or more often if events or circumstances indicate there may be impairment.

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. With the early adoption in December 2017 of the accounting standards update that simplifies the goodwill impairment test, the quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2019, 2018 and 2017, no impairment losses associated with goodwill were recognized.

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

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, as presented in this Annual Report on Form 10-K, are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to total revenues, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity. Adjusted EBITDA at the segment level is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K.

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

Results of Operations

	Year ended December 31,
(In thousands)	2019	2018	2017	Variance 2019 vs. 2018		Variance 2018 vs. 2017

Revenues	$487,374	$453,869	$407,144	$33,505	7%	$46,725	11%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	213,379	196,957	200,650	16,422	8%	(3,693)	(2)%
Selling, general and administrative expenses	61,411	68,717	56,161	(7,306)	(11)%	12,556	22%
Depreciation and amortization	68,082	63,067	64,250	5,015	8%	(1,183)	(2)%
Total operating costs and expenses	342,872	328,741	321,061	14,131	4%	7,680	2%
Income from operations	$144,502	$125,128	$86,083	$19,374	15%	$39,045	45%

Revenues

Total revenues in 2019 increased by $33.5 million or 7% when compared with the prior year. The increase in revenues primarily reflects growth driven in ATH debit network transaction volumes, value added solutions, new managed services, pricing actions, as well as a one-time revenue related to an electronic benefits services contract of approximately $2.7 million and other completed projects.

Cost of revenues

Cost of revenues in 2019 increased $16.4 million or 8% when compared with the prior year. The increase is primarily related to an increase in professional fees driven by higher programming services, an increase in equipment expenses, cloud related expenses, and an increase in cost of sales associated with new managed services, and hardware and software sales.

Selling, general and administrative

Selling, general and administrative expenses in 2019 decreased $7.3 million or 11% when compared with 2018. The decrease is mainly driven by lower professional services as the prior year included fees in connection with due diligence for a potential transaction that the Company decided not to pursue, expenses incurred in the prior year in connection with the Company's debt refinancing that did not recur, a decrease in equipment expenses and a decrease in other operating taxes.

Depreciation and amortization

Depreciation and amortization expense increased by $5.0 million in 2019 compared to 2018. The increase is related to higher depreciation and amortization mainly driven by purchases of data processing equipment and development projects going into production.

Non-operating income (expenses)

	Year ended December 31,
(In thousands)	2019	2018	2017	Variance 2019 vs. 2018		Variance 2018 vs. 2017

Interest income	$1,217	$787	$716	$430	55%	$71	10%
Interest expense	(28,811)	(30,044)	(29,861)	1,233	(4)%	(183)	1%
Earnings of equity method investment	936	692	604	244	35%	88	15%
Other (expenses) income	(1,169)	2,602	2,657	(3,771)	(145)%	(55)	(2)%
Total non-operating expenses	$(27,827)	$(25,963)	$(25,884)	$(1,864)	7%	$(79)	—%

Total non-operating expenses in 2019 increased by $1.9 million or 7% to $27.8 million when compared to 2018. The increase is mainly driven by higher Other (expenses) income by $3.8 million, mainly due to increased foreign exchange losses, partially offset by a decrease in interest expense resulting from improved rates from the debt refinancing completed in the fourth quarter of the prior year.

Income tax expense

	Year ended December 31,
(In thousands)	2019	2018	2017	Variance 2019 vs. 2018		Variance 2018 vs. 2017
Income tax expense	$12,975	$12,596	$4,780	$379	3%	$7,816	164%

Income tax expense in 2019 increased by $0.4 million to $13.0 million. The effective tax rate for the period was 11% compared with 13% in the prior year. The decrease in the effective tax rate is mainly the result of tax deductions related to equity compensation and the impact from additional deductions related to withholdings.

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

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network managed services, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee, from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc.), transactions processed, number of users, or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

In addition to the four operating segments described above, Management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These areas could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these areas are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

•	marketing,

•	corporate finance and accounting,

•	human resources,

•	legal,

•	risk management functions,

•	internal audit,

•	corporate debt related costs,

•	non-operating depreciation and amortization expenses generated as a result of merger and acquisition activity,

•	intersegment revenues and expenses, eliminations, and

•	other non-recurring fees and expenses that are not considered when management evaluates financial performance at a segment level

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Year ended December 31,
(In thousands)	2019	2018	2017
Revenues	$125,544	$114,119	$101,687
Adjusted EBITDA	78,609	75,104	58,534
Adjusted EBITDA margin	62.6%	65.8%	57.6%

Payment Services - Puerto Rico & Caribbean revenues in 2019 increased $11.4 million when compared with 2018. The increase in revenues was primarily driven by higher transaction volumes, new transaction fees, as well as $2.7 million one-time revenue from the electronic benefits contract. Adjusted EBITDA increased by $3.5 million mainly as a result of the increase in revenues, partially offset by higher operating expenses for specific projects that went into production throughout the year.

Payment Services - Latin America

	Year ended December 31,
(In thousands)	2019	2018	2017
Revenues	$84,453	$80,899	$62,702
Adjusted EBITDA	30,679	27,727	17,558
Adjusted EBITDA margin	36.3%	34.3%	28.0%

Payment Services - Latin America revenues increased $3.6 million in 2019 driven mainly by higher intercompany software sales and development revenues from the Payment Services - Latin America segment to the Payment Services - Puerto Rico & Caribbean segment, partially offset by anticipated client attrition. Adjusted EBITDA increased $3.0 million when compared to the prior year period, primarily due to the revenue associated to intercompany services and sales, partially offset by the impact of foreign exchange losses.

Merchant Acquiring

	Year ended December 31,
(In thousands)	2019	2018	2017
Revenues	$106,388	$99,655	$85,778
Adjusted EBITDA	47,156	46,516	37,497
Adjusted EBITDA margin	44.3%	46.7%	43.7%

Merchant acquiring segment revenue increased $6.7 million to $106.4 million in 2019 driven primarily by higher sales volume, as well as pricing actions impacting both spread and non-transactional revenue. Adjusted EBITDA increased by $0.6 million as a result of the increased revenues, partially offset by higher internal processing costs resulting from a declining average ticket.

Business Solutions

	Year ended December 31,
(In thousands)	2019	2018	2017
Revenues	$216,662	$197,602	$189,077
Adjusted EBITDA	97,421	87,813	86,790
Adjusted EBITDA margin	45.0%	44.4%	45.9%

Business solutions revenue was $216.7 million in 2019, an increase of $19.1 million when compared with the prior year. Revenue growth in the segment was driven by increased volumes and new services to Popular and the Government of Puerto Rico, in addition to increases in hardware and software sales completed during the year. Adjusted EBITDA increased by $9.6 million when compared with the prior year as a result of the higher revenues, partially offset by an increase in operating expenses, including increased cost of sales.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of capital expenditures and working capital needs. We also have a $125.0 million revolving credit facility, of which $116.9 million was available as of December 31, 2019. The Company issues letters of credit against our revolving credit facility which reduce our availability of funds to be drawn.

At December 31, 2019, we had cash and cash equivalents of $111.0 million, of which $57.8 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, acquisitions, capital expenditures, dividend payments, share repurchases, debt service, and other transactions as opportunities present themselves.

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

Comparison of the years ended December 31, 2019 and 2018

The following table presents our cash flows from operations for the years ended December 31, 2019 and 2018:

	Years ended December 31,
(In thousands)	2019	2018
Cash provided by operating activities	$179,949	$172,734
Cash used in investing activities	(65,347)	(41,300)
Cash used in financing activities	(70,227)	(105,055)
Increase in cash, cash equivalents and restricted cash	$44,375	$26,379
Net cash provided by operating activities for the year ended December 31, 2019 was $179.9 million, an increase of $7.2 million compared with 2018. The increase in cash provided by operating activities was primarily driven by the increase in net income coupled with more cash received from accounts receivable, partially offset by cash used to pay down accounts payable and accrued liabilities.
Net cash used in investing activities increased by $24.0 million to $65.3 million. The increase is mainly related to increased capital expenditures of $18.6 million. In 2019, capital expenditures amounted to $59.9 million, compared with $41.3 million in 2018. In addition, in the fourth quarter of 2019, the Company used $5.6 million in the acquisition of PlacetoPay, net of cash received.

Net cash used in financing activities for the year ended December 31, 2019 amounted to $70.2 million, a decrease of $34.8 million when compared with the prior year. The decrease is mainly a result of the prior year repayment of long-term debt concurrent with the issuance of new debt under the 2018 Credit Agreement. The decrease was partially offset by more cash used for repurchases of common stock of $21.8 million, for cash dividends of $7.1 million and for withholding taxes on restricted stock compensation of $6.7 million, all when compared with amounts incurred in the prior year.

Capital Resources

Our principal use of capital resources include capital expenditures such as hardware and computer software (purchased and internally developed), additions to property and equipment and acquisitions. We invested approximately $59.9 million, $41.3 million, and $33.5 million on capital expenditures for hardware and computer software and property and equipment for the years ended December 31, 2019, 2018 and 2017, respectively. In terms of acquisitions, in 2019, we completed the purchase of PlacetoPay for $6.3 million, while in 2017, we completed the purchase of EVERTEC Chile for $42.8 million. Capital expenditures are expected to be funded by cash flow from operations and, if necessary, borrowings under our revolving credit facility.

Dividend Payments

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by our Board each quarter. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. Refer to the table below for details regarding our dividends in 2019 and 2018:

Declaration Date	Record Date	Payment Date	Dividend per share
July 26, 2018	August 6, 2018	September 7, 2018	$0.05
October 25, 2018	November 5, 2018	December 7, 2018	0.05
February 15, 2019	February 26, 2019	March 22, 2019	0.05
April 25, 2019	May 6, 2019	June 7, 2019	0.05
July 25, 2019	August 5, 2019	September 6, 2019	0.05
October 23, 2019	November 4, 2019	December 6, 2019	0.05

Stock Repurchase

During 2019, the Company repurchased 1,104,389 shares of the Company’s common stock at a cost of $31.8 million. The Company funded such repurchase with cash on hand and borrowings under the existing revolving credit facility.

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

The unpaid principal balance at December 31, 2019 of the 2023 Term A Loan and the 2024 Term B Loan was $209.0 million, and $321.8 million, respectively. The additional borrowing capacity for the Revolving Facility loan at December 31, 2019 was $116.9 million. The Company issues letters of credit against the revolving credit facility which reduce the additional borrowing capacity of the revolving credit facility.

Events of Default

The events of default under the senior secured credit facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the 2018 Credit Agreement) and cross-events of default on material indebtedness.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million to purchase software. As of December 31, 2019 and December 31, 2018, the outstanding principal balance of the note payable was $0.2 million and $0.3 million, respectively. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of December 31, 2019, the outstanding principal balance of the notes payable was $2.4 million, recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swaps

At December 31, 2019, the Company had two interest rate swap agreements, entered into in December 2015 and December 2018, which convert a portion of the interest rate payments on the Company's 2023 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for these transactions as cash flow hedges.

At December 31, 2019 and 2018, the carrying amount of the derivatives on the Company’s balance sheets is as follows:

(In thousands)	December 31, 2019	December 31, 2018
Other long-term assets	$—	$1,683
Other long-term liabilities	14,452	4,059

For the year ended December 31, 2019, the Company recognized gains related to hedging activities on the Statement of Income and Comprehensive Income that offset the Company's interest expense as follows:

(In thousands)	December 31, 2019
Interest expense	$677

During the year ended December 31, 2019, the Company reclassified gains of $0.7 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $2.2 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 13 for tabular disclosure of the fair value of the derivative and to Note 15 for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

The cash flow hedges are considered highly effective.

Covenant Compliance

As of December 31, 2019, the total secured net leverage ratio was 2.07 to 1.00. As of the date of filing of this Form 10-K, no event has occurred that constitutes an Event of Default or Default.

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

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted to exclude unusual items and other adjustments described below. Adjusted EBITDA by segment is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. We define “Adjusted Net Income” as net income adjusted to exclude unusual items and other adjustments described below. We define “Adjusted Earnings per common share” as Adjusted Net Income divided by diluted shares outstanding.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

Year Ended December 31, 2019
(Dollar amounts in thousands)
Net income	$103,700
Income tax expense	12,975
Interest expense, net	27,594
Depreciation and amortization	68,082
EBITDA	212,351
Equity income (1)	(451)
Compensation and benefits (2)	13,798
Transaction, refinancing and other fees (3)	498
Adjusted EBITDA	226,196
Operating depreciation and amortization (4)	(34,880)
Cash interest expense, net (5)	(27,016)
Income tax expense (6)	(20,239)
Non-controlling interest (7)	(347)
Adjusted net income	$143,714
Net income per common share (GAAP):
Diluted	$1.41
Adjusted Earnings per common share (Non-GAAP):
Diluted	$1.96
Shares used in computing adjusted earnings per common share:
Diluted	73,475,763

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”), net of dividends received.

2)	Primarily represents share-based compensation and severance payments.

3)	Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses and cost of revenues.

4)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of the Merger and from purchase accounting intangibles generated from acquisitions.

5)
Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.

6)	Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discreet items.

7)	Represents the 35% non-controlling equity interest in Evertec Colombia, net of amortization for intangibles created as part of the purchase.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2019 are as follows:

	Payment due by periods
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$642,869	$39,728	$279,355	$323,786	$—
Operating leases (2)	34,669	6,574	16,803	8,927	2,365
Other long-term liabilities	2,622	1,061	1,561	—	—
Total	$680,160	$47,363	$297,719	$332,713	$2,365

(1)
Long-term debt includes principal balance of $530.8 million and the payments of cash interest (based on interest rates as of December 31, 2019 for variable rate debt) of the senior secured term loan facilities, as well as commitments fees related to the unused portion of our senior secured revolving credit facility, as required under the terms of the long-term debt agreements.

(2)
Includes certain facilities and equipment under operating leases. See Note 22 of the Notes to Audited Consolidated Financial Statements for additional information regarding operating lease obligations.

Off Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. With the exception of the letters of credit issued against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility, as of December 31, 2019, the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our senior secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2019, under the senior secured credit facilities would increase our annual interest expense by approximately $3.3 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

Foreign currency exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the audited consolidated balance sheet, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At December 31, 2019, the Company had $16.9 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared to an unfavorable foreign currency translation adjustment of $21.6 million at December 31, 2018.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firms reports, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$118,836	$122,548	$118,804	$127,186
Operating costs and expenses	81,431	84,860	84,002	92,579
Income from operations	37,405	37,688	34,802	34,607
Non-operating expenses	(6,862)	(8,062)	(6,296)	(6,607)
Income before income taxes	30,543	29,626	28,506	28,000
Income tax expense	3,809	2,489	3,720	2,957
Net income	$26,734	$27,137	$24,786	$25,043
Net income attributable to EVERTEC, Inc.’s common stockholders	$26,644	$27,058	$24,754	$25,013
Net income per common share - basic	$0.37	$0.38	$0.34	$0.35
Net income per common share - diluted	$0.36	$0.37	$0.34	$0.34

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$110,274	$113,347	$112,017	$118,231
Operating costs and expenses	76,719	82,707	79,656	89,659
Income from operations	33,555	30,640	32,361	28,572
Non-operating expenses	(6,506)	(7,395)	(5,984)	(6,078)
Income before income taxes	27,049	23,245	26,377	22,494
Income tax expense	3,935	3,112	3,302	2,247
Net income	$23,114	$20,133	$23,075	$20,247
Net income attributable to EVERTEC, Inc.’s common stockholders	$23,022	$20,052	$22,997	$20,199
Net income per common share - basic	$0.32	$0.28	$0.32	$0.27
Net income per common share - diluted	$0.31	$0.27	$0.31	$0.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 was effective.
Deloitte & Touche, LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2019, included in this Form 10-K and, as part of the audit, has issued a report, included as part of Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by Item 13 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2019 fiscal year, and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2019 and 2018

•	Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

•	Notes to Audited Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule I—Parent Company Only Financial Statements
(3) Exhibits

Exhibit No.	Description

2.1*	Agreement and Plan of Merger, dated June 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisitions, Inc. and EVERTEC Group, LLC

2.2*	Amendment to the Agreement and Plan of Merger, dated August 5, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC

2.3*	Second Amendment to the Agreement and Plan of Merger, dated August 8, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC

2.4*	Third Amendment to the Agreement and Plan of Merger, dated September 15, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC

2.5*	Fourth Amendment to the Agreement and Plan of Merger, dated September 30, 2010, by and among Popular, Inc., AP Carib Holdings, Ltd., Carib Acquisition, Inc. and EVERTEC Group, LLC

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

4.2*	Stockholder Agreement, dated April 17, 2012, by and among EVERTEC, Inc. and the holders party thereto

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

4.6*	Description of Registrant’s Securities

10.1
Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.2
First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.3
Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.4
Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.5*	IP Purchase and Sale Agreement, dated June 30, 2010, by and between Popular, Inc. (and Affiliates and Subsidiaries) and EVERTEC Group, LLC

10.6
Virgin Islands Services Agreement, dated as of September 15, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.54 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.7*	Amended and Restated Master Service Agreement, dated as of September 30, 2010, by and among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC

10.8*	Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC

10.9*	Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC

10.10*	Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto

10.11*	ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC

10.12+
EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.13*
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

10.14*	Collateral Agreement, dated as of November 27, 2018, among EVERTEC, Inc., EVERTEC Group, LLC, each subsidiary loan party identified therein and Bank of America, N.A., as collateral agent

10.15*
Guarantee Agreement, dated as of November 27, 2018, by and among EVERTEC, Inc., EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and Bank of America, N.A., as administrative agent and collateral agent

10.16+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers with employment agreements under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Luis A. Rodríguez, Guillermo Rospigliosi and Philip E. Steurer) (incorporated by reference to Exhibit 10.39 of EVERTEC, Inc.’s Annual Report on Form 10-K on February 28, 2018, File No. 001-35872)

10.17+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017, by and between EVERTEC, Inc. and Miguel Vizcarrondo (filed as Exhibit 10.40 to EVERTEC, Inc.’s Annual Report on Form 10-K on February 28, 2018, File No. 001-35872)

10.18+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 24, 2017, by and between EVERTEC, Inc. and Joaquín A. Castrillo (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2018, File No. 001-35872)

10.19+
Restricted Stock Unit Award Agreement for special retention grant of restricted stock units for executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated November 20, 2017, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Miguel Vizcarrondo, Philip E. Steurer, Guillermo Rospigliosi and Luis A. Rodríguez) (incorporated by reference to Exhibit 10.41 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 28, 2018, File No. 001-35872)

10.20+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 28, 2018 by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Miguel Vizcarrondo, Philip E. Steurer and Luis A. Rodríguez) (incorporated by reference to Exhibit 10.4 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2018, File No. 001-35872)

10.21*+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 28, 2018, by and between EVERTEC, Inc. and Joaquín A. Castrillo

10.22+
Restricted Stock Award Agreement for grant of restricted stock to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of May 24, 2018, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Thomas W. Swidarski, Jorge A. Junquera, Alan H. Schumacher, Olga Botero and Brian J. Smith) (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2018, File No. 001-35872)

10.23+
Employment Agreement, dated as of November 8, 2018, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.33 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 26, 2019, File No. 001-35872)

10.24+
Restricted Stock Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 22, 2019, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Joaquín A. Castrillo, Miguel Vizcarrondo, Philip E. Steurer, Guillermo Rospigliosi and Luis A. Rodríguez) (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2019, File No. 001-35872)

10.25+
Form of EVERTEC Group, LLC Executive Severance Policy (Applicable to Joaquín A. Castrillo, Paola Pérez, Luis A. Rodríguez, Philip E. Steurer, Guillermo Rospigliosi and Miguel Vizcarrondo) (incorporate by reference to Exhibit 10.34 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 26, 2019, Filed No. 001-35872)

10.26+
Restricted Stock Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 22, 2019, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Joaquín A. Castrillo, Miguel Vizcarrondo, Philip E. Steurer, Guillermo Rospigliosi and Luis A. Rodríguez) (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2019, File No. 001-35872)

10.27+
Restricted Stock Award Agreement for grant of restricted stock to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of May 30, 2019, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Thomas W. Swidarski, Jorge A. Junquera, Alan H. Schumacher, Olga Botero, Brian J. Smith, Iván Pagán, and Aldo J. Polak) (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2019, File No. 001-35872)

10.28
Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on October 31, 2019, File No. 001-35872)

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

EVERTEC, Inc.

Date: February 27, 2020	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	February 27, 2020
Morgan M. Schuessler, Jr.	Officer)

/s/ Joaquin A. Castrillo-Salgado	Chief Financial Officer (Principal Financial and	February 27, 2020
Joaquin A. Castrillo-Salgado	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	February 27, 2020
Frank G. D’Angelo

/s/ Iván Pagán	Director	February 27, 2020
Iván Pagán

/s/ Alan H. Schumacher	Director	February 27, 2020
Alan H. Schumacher

/s/ Thomas W. Swidarski	Director	February 27, 2020
Thomas W. Swidarski

/s/ Jorge A. Junquera	Director	February 27, 2020
Jorge A. Junquera

/s/ Aldo Polak	Director	February 27, 2020
Aldo Polak

/s/ Olga M. Botero	Director	February 27, 2020
Olga M. Botero

/s/ Brian J. Smith	Director	February 27, 2020
Brian J. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill -Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company's annual goodwill impairment assessment at August 31, 2019 was performed using a qualitative approach by assessing changes in relevant events and circumstances, since the most recent fair value calculation, that affect the fair value or carrying amount of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. The Company’s goodwill was $399.5 million as of December 31, 2019, of which $54.6 million was allocated to the Payment Services - Latin America reporting unit. Based on the qualitative assessment performed, the Company concluded that it was not more likely than not that the fair value of each reporting unit was less than its carrying amount.
The Company’s most recent quantitative annual goodwill impairment assessment for the Payment Services - Latin America reporting unit used the discounted cash flow model to estimate fair value, which required management to make significant estimates and assumptions, including selection of the discount rate.
Our evaluation of the Company’s conclusion that it was not more likely than not that the fair value of the Payment Services - Latin America reporting unit was less than its carrying amount included the evaluation of qualitative factors that could change the selected discount rate. Given the difference between the fair value and carrying value of the Payment Services - Latin America reporting unit, performing audit procedures to evaluate the reasonableness of the qualitative factors affecting the discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the events and circumstances evaluated by management on its qualitative assessment for the discount rate of Payment Services -Latin America included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the assessment of qualitative factors that affect the discount rate of Payment Services - Latin America.

•
With the assistance of our fair value specialists, we developed an expectation of a range of discount rates that a market participant would have used at August 31, 2019, considering any changes in events and circumstances in the Latin America market since the last quantitative assessment performed by the Company.

•	Compared the expectation developed above to the discount rate used by management in the last quantitative assessment performed by the Company.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
February 27, 2020
Stamp No. E399793
affixed to original.

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
February 27, 2020

Stamp No. E399794
affixed to original.

EVERTEC, Inc. Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$111,030	$69,973
Restricted cash	20,091	16,773
Accounts receivable, net	106,812	100,323
Prepaid expenses and other assets	38,085	29,124
Total current assets	276,018	216,193
Investment in equity investee	12,288	12,149
Property and equipment, net	43,791	36,763
Operating lease right-of-use asset	29,979	—
Goodwill	399,487	394,644
Other intangible assets, net	241,937	259,269
Deferred tax asset	2,131	1,917
Net investment in lease	722	1,060
Other long-term assets	5,323	5,297
Total assets	$1,011,676	$927,292
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$58,160	$57,006
Accounts payable	39,165	47,272
Unearned income	20,668	11,527
Income tax payable	6,298	6,650
Current portion of long-term debt	14,250	14,250
Current portion of operating lease liability	5,773	—
Total current liabilities	144,314	136,705
Long-term debt	510,947	524,056
Deferred tax liability	4,261	9,950
Unearned income - long term	28,437	26,075
Operating lease liability - long-term	24,679	—
Other long-term liabilities	27,415	14,900
Total liabilities	740,053	711,686
Commitments and contingencies (Note 22)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,000,261 shares issued and outstanding at December 31, 2019 (December 31, 2018 - 72,378,710)	720	723
Additional paid-in capital	—	5,783
Accumulated earnings	296,476	228,742
Accumulated other comprehensive loss, net of tax	(30,009)	(23,789)
Total EVERTEC, Inc. stockholders’ equity	267,187	211,459
Non-controlling interest	4,436	4,147
Total equity	271,623	215,606
Total liabilities and equity	$1,011,676	$927,292

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2019	2018	2017

Revenues (affiliates Note 21)	$487,374	$453,869	$407,144

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	213,379	196,957	200,650
Selling, general and administrative expenses	61,411	68,717	56,161
Depreciation and amortization	68,082	63,067	64,250
Total operating costs and expenses	342,872	328,741	321,061
Income from operations	144,502	125,128	86,083
Non-operating income (expenses)
Interest income	1,217	787	716
Interest expense	(28,811)	(30,044)	(29,861)
Earnings of equity method investment	936	692	604
Other (expenses) income	(1,169)	2,602	2,657
Total non-operating expenses	(27,827)	(25,963)	(25,884)
Income before income taxes	116,675	99,165	60,199
Income tax expense	12,975	12,596	4,780
Net income	103,700	86,569	55,419
Less: Net income attributable to non-controlling interest	231	299	365
Net income attributable to EVERTEC, Inc.’s common stockholders	103,469	86,270	55,054
Other comprehensive (loss) income, net of tax of $1,070, $345 and $122
Foreign currency translation adjustments	4,754	(10,564)	(635)
(Loss) gain on cash flow hedges	(10,974)	(2,377)	2,178
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$97,249	$73,329	$56,597
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$1.44	$1.19	$0.76
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$1.41	$1.16	$0.76
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2016	72,635,032	$726	$—	$116,341	$(12,391)	$3,499	$108,175
Cumulative adjustment from the implementation of ASU 2016-09				4,203			4,203
Share-based compensation recognized	—	—	9,642	—	—	—	9,642
Repurchase of common stock	(465,240)	(5)	(2,702)	(4,964)	—	—	(7,671)
Stock options exercised, net of cashless exercise	8,798	—	(91)	—	—	—	(91)
Restricted stock grants and units delivered, net of cashless exercise	215,343	2	(1,499)	—	—	—	(1,497)
Net income	—	—	—	55,054	—	365	55,419
Cash dividends declared on common stock, $0.30 per share	—	—	—	(21,747)	—	—	(21,747)
Other comprehensive income	—	—	—	—	1,543		1,543
Balance at December 31, 2017	72,393,933	723	5,350	148,887	(10,848)	3,864	147,976
Cumulative adjustment from the implementation of ASC 606	—	—	—	858	—	(16)	842
Share-based compensation recognized	—	—	12,592	—	—	—	12,592
Repurchase of common stock	(367,403)	(4)	(9,996)	—	—	—	(10,000)
Restricted stock grants and units delivered, net of cashless exercise	352,180	4	(2,163)	—	—	—	(2,159)
Net income	—	—	—	86,270	—	299	86,569
Cash dividends declared on common stock, $0.10 per share	—	—	—	(7,273)	—	—	(7,273)
Other comprehensive loss	—	—	—	—	(12,941)	—	(12,941)
Balance at December 31, 2018	72,378,710	723	5,783	228,742	(23,789)	4,147	215,606
Share-based compensation recognized	—	—	13,570	—	—	—	13,570
Repurchase of common stock	(1,104,389)	(11)	(10,496)	(21,315)	—	—	(31,822)
Restricted stock units delivered, net of cashless	725,940	8	(8,857)	—	—	—	(8,849)
Net income	—	—	—	103,469	—	231	103,700
Cash dividends declared on common stock, $0.20 per share	—	—	—	(14,420)	—	—	(14,420)
Other comprehensive loss	—	—	—	—	(6,220)	58	(6,162)
Balance at December 31, 2019	72,000,261	$720	$—	$296,476	$(30,009)	$4,436	$271,623

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$103,700	$86,569	$55,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,082	63,067	64,250
Amortization of debt issue costs and accretion of discount	2,988	4,316	5,128
Operating lease amortization	6,161	—	—
Loss on extinguishment of debt	—	2,645	—
Provision for doubtful accounts and sundry losses	3,939	2,112	843
Deferred tax benefit	(6,391)	(4,611)	(4,306)
Share-based compensation	13,570	12,592	9,642
Loss on impairment of software	—	—	11,441
Loss on disposition of property and equipment and other intangibles	893	109	430
Earnings of equity method investment	(936)	(692)	(604)
Dividend received from equity method investment	485	390	—
(Increase) decrease in assets:
Accounts receivable	(7,851)	(18,181)	(2,099)
Prepaid expenses and other assets	(8,770)	(3,911)	(4,048)
Other long-term assets	(1,750)	(4,432)	1,654
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(215)	16,057	(870)
Income tax payable	(596)	5,245	(349)
Unearned income	11,504	7,021	8,444
Operating lease liabilities	(6,055)	—	—
Other long-term liabilities	1,191	4,438	811
Total adjustments	76,249	86,165	90,367
Net cash provided by operating activities	179,949	172,734	145,786
Cash flows from investing activities
Additions to software	(36,871)	(27,386)	(22,174)
Acquisitions, net of cash acquired	(5,585)	—	(42,836)
Property and equipment acquired	(23,002)	(13,933)	(11,290)
Proceeds from sales of property and equipment	111	19	32
Net cash used in investing activities	(65,347)	(41,300)	(76,268)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	545,000	—
Debt issuance costs	—	(4,418)	—
Net decrease in short-term borrowings	—	(12,000)	(16,000)
Repayments of borrowings for purchase of equipment and software	(886)	(720)	(2,373)
Dividends paid	(14,420)	(7,273)	(21,762)
Withholding taxes paid on share-based compensation	(8,849)	(2,159)	(1,588)
Repurchase of common stock	(31,822)	(10,000)	(7,671)
Repayment of long-term debt	(14,250)	(613,485)	(19,789)
Net cash used in financing activities	(70,227)	(105,055)	(69,183)
Net increase in cash, cash equivalents and restricted cash	44,375	26,379	335
Cash, cash equivalents and restricted cash at beginning of the period	86,746	60,367	60,032
Cash, cash equivalents and restricted cash at end of the period	$131,121	$86,746	$60,367
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$111,030	$69,973	$50,423
Restricted cash	20,091	16,773	9,944
Cash, cash equivalents and restricted cash	$131,121	$86,746	$60,367
Supplemental disclosure of cash flow information:
Cash paid for interest	28,233	26,891	25,379
Cash paid for income taxes	18,703	9,750	9,930
Supplemental disclosure of non-cash activities:
Payable due to vendor related to property and equipment and software acquired	2,622	317	1,037
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

Initial Public Offering and Other Public Offerings

On April 17, 2013, the Company completed its initial public offering of 28,789,943 shares of common stock at a price to the public of $20.00 per share. On September 18, 2013 and December 13, 2013, the Company completed public offerings of 23,000,000 and 15,233,273 shares, respectively, of the Company’s common stock by Apollo Global Management, LLC ("Apollo") and Popular, Inc. ("Popular"), and current and former employees. As of December 31, 2019, Popular owned approximately 11.7 million shares of EVERTEC's common stock, or 16.2% and Apollo no longer owns any of the Company’s common stock.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification ("ASC') 606, Revenue from Contracts with Customers, which provide guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements.

The Company recognizes revenue when (or as) control of goods or services are transferred to a customer. The transfer of control occurs when the customer can direct the use of and receive substantially all the benefits from the transferred good or service. Therefore, revenue is recognized over time (typically for services) or at a point in time (typically for goods).

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

At contract inception, the Company evaluates whether the contract (i) is legally enforceable; (ii) approved by both parties; (iii) properly defines rights and obligations of the parties, including payment terms; (iv) has commercial substance; and (v) collection of substantially all consideration entitled is probable, before proceeding with the assessment of revenue recognition. If any of these requirements is not met, the contract does not exist for purposes of the model and any consideration received is recorded as a liability. A reassessment may be performed in a later date upon change in facts and circumstances. The Company also evaluates within this step if contracts issued within a period of 6 months with the same customer should be accounted for as a single contract. The Company’s contracts with customers may be modified through amendments, change requests and waivers. Upon receipt, modifications of contracts with customers are evaluated to determine if these must be accounted for: (i) as a separate contract, (ii) a cumulative catch-up, or (iii) as a termination and creation of a new contract. Contract modifications must also comply with the requirements to determine if a contract with a customer exists for accounting purposes.

To identify performance obligations within contracts with customers, the Company first identifies all the promises in the contract (i.e., explicit and implicit). This includes the customer’s options to acquire additional goods or services for free or at a discount in exchange for an upfront payment. The Company then assesses if each material good or service (or bundle of goods or services) is distinct in nature (i.e., the customer can benefit from the good or service on its own or together with other readily available resources), and is capable of being distinct in the context of the contract (i.e., the promise to transfer the good or service is separately identifiable from other promises in the contract). A distinct good or service (or bundle of goods or services) constitutes a performance obligation.

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

As part of the revenue recognition analysis, when another party is involved in providing goods or services to a customer, the Company evaluates, for each performance obligation, whether it is providing the goods or services itself (i.e., as principal), or if it is only arranging on behalf of the other party. The Company acts as principal if it controls the specified good or service before that good or service is transferred to a customer. To determine if the Company acts as an agent, the Company considers indicators, such as: (i) the responsibility to fulfill a promise; (ii) the inventory risk; and (iii) the price determination.

Investment in Equity Investee

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2019, 2018 and 2017, interest cost capitalized amounted to approximately $1.1 million, $1.1 million and $0.8 million, respectively.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party valuator may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2019, 2018 and 2017, no impairment losses associated with goodwill were recognized.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance for leases, codified as Topic 842, to increase transparency and comparability among organizations by recognizing Right of Use ("ROU") assets and lease liabilities on the balance sheet for all leases, notwithstanding the lease classification. Under the standard, organizations are required to provide disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. In January 2018, July 2018 and March 2019, the FASB issued Accounting Standards Update (“ASU”) 2018-01, 2018-10, 2018-11 and 2019-01, to amend narrow aspects of the standard, to add new and optional transition method for the adoption of the standard and provide lessors with a practical expedient, among others. These standards are effective for public reporting companies for annual periods, and interim periods within annual periods beginning after December 15, 2018 and replaced the leasing guidance of Topic 840. The Company adopted the standard effective January 1, 2019 using the modified retrospective transition approach and the transition provisions provided by ASU 2018-11. In addition, the Company applied all the practical expedients available for transition, except for the practical expedient pertaining to land easements, since it was not applicable to the Company. Accordingly, the Company accounted for its existing leases without reassessing whether (a) the contract contains a lease under Topic 842, (b) the lease classification was different in accordance to Topic 842, and (c) initial direct costs before transition met the definition of the new leasing standard. For the lease terms determination, the Company considered all facts and circumstances from the lease contract inception up to the effective date of Topic 842. The Company, as a lessee, changed the characterization of the asset recognized for capital leases under ASC 840 to a ROU asset, and the obligation to a lease liability. The Company recognized lease liabilities of $36.2 million, with corresponding ROU assets for the same amount based on the present value of the remaining lease payments of

EVERTEC, Inc. Notes to Consolidated Financial Statements

existing operating leases entered into as a lessee with the implementation of the new leasing standard as of January 1, 2019. As a lessor, the Company changed the characterization of the asset recognized for financing leases to a net investment in lease. Results for reporting periods beginning after January 1, 2019 are presented under the new guidance provided by Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 840.

Refer to Note 22, Commitments and Contingencies, for discussions of the implementation of the Topic 842 on the Company’s consolidated financial statements.

In June 2018, the FASB issued updated guidance for accounting for non-employee share-based payments. The update was issued as part of the FASB simplification initiative and requires an entity to apply the requirements of Topic 718 to nonemployee awards, with certain exceptions, which were previously accounted under Topic 505. The Company adopted this update in the first quarter of 2019 with no material impact on the consolidated financial statements. Any future grants to non-employees will be accounted for under this update.

In July 2018, the FASB issued codification improvements for various standards. The amendments represent changes to clarify, correct errors in, or make minor improvements to the codification. Certain amendments included in the update were effective upon issuance of the guidance and the Company adopted them without a material impact on the consolidated financial statements. The remaining guidance improvements with effective dates for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, were adopted by the Company in the first quarter of 2019, except for the amendments with a later effective date (i.e., Topic 820, Fair Value Measurement), with no material impact on the consolidated financial statements.

Recently issued accounting pronouncements

In December 2019, the FASB issued updated guidance for Topic 740 Income Taxes as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact, if any, of the adoption of this guidance on the consolidated financial statements.

Accounting pronouncements issued prior to 2019 and not yet adopted

In June 2016, November 2018, April 2019 and May 2019, the FASB issued updated guidance for the measurement of credit losses on financial instruments, which replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The main objective of these updates is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The updates affect trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In addition, the updated guidance also clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. As of January 1, 2020, the Company implemented the updated guidance using a modified retrospective approach through a cumulative-effect adjustment to retained earnings to align the credit loss methodology with the new standard. The Company implemented its new credit loss model and is updating its processes and controls. Based on the Company's assessment, the updates will have an impact on trade receivables, and other assets that represent rights to receive cash. Based on the quantitative impact analysis, the transition adjustment calculation upon adoption of the standard was not material to retained earnings. The Company has implemented appropriate changes to its business processes, systems and controls to support recognition and disclosures under the new standard.

In August 2018, the FASB issued an updated disclosure framework for fair value measurements. The amendments in the issued update remove, modify and add disclosure requirements on fair value measurements in Topic 820 Fair Value Measurements.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The amendments in this update are effective to all entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments in the update should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company adopted this guidance effective January 1, 2020, updated disclosures will be included in future filings.

In August 2018, the FASB issued updated guidance for customer’s accounting for implementation, set-up and other upfront costs incurred in a cloud computing arrangement that is a service contract. The amendments in this update align the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance prospectively, effective January 1, 2020 and applies the guidance in this update to all implementation costs incurred in a cloud computing arrangement that is a service contract.

In October 2018, the FASB issued updated guidance to improve related party guidance for variable interest entities. The updated guidance requires entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. These amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company adopted this guidance effective January 1, 2020. The adoption of this guidance did not have an impact on the consolidated financial statements.

In November 2018, the FASB issued updated guidance to clarify the interaction between the guidance for collaborative arrangements and the updated revenue recognition guidance. The amendments in this update, among other things, provide guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this guidance effective January 1, 2020. Contracts are evaluated under the updated guidance.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

	December 31, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$3,041	$3,811	$—	$10,421	$17,273
Products and services transferred over time	82,487	74,985	106,388	206,241	470,101
	$85,528	$78,796	$106,388	$216,662	$487,374

	December 31, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$293	$2,864	$—	$7,329	$10,486
Products and services transferred over time	77,744	75,706	99,655	190,278	443,383
	$78,037	$78,570	$99,655	$197,607	$453,869

Contract balances

The following table provides information about contract assets from contracts with customers.

EVERTEC, Inc. Notes to Consolidated Financial Statements

(In thousands)	Contract Assets
Balance at beginning of period	$996
Services transferred to customers	781
Transfers to accounts receivable	(586)
December 31, 2019	$1,191

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

Accounts receivable, net at December 31, 2019 amounted to $106.8 million. Unearned income and Unearned income - Long term, which refer to contract liabilities, at December 31, 2019 amounted to $20.7 million and $28.4 million, respectively, and generally arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. During the year ended December 31, 2019, the Company recognized revenue of $15.6 million that was included in unearned income at December 31, 2018.

Transaction price allocated to the remaining performance obligations

Revenues from recurring transaction-based and processing services represent the majority of the Company's total revenue as of December 31, 2019. The Company recognizes revenues from recurring transaction-based and processing services over time at the amounts in which the Company has right to invoice, which corresponds directly to the value to the customer of the Company’s performance completed to date. Therefore, the Company has elected to apply the practical expedient in paragraph 606-10-50-14. Under this practical expedient, the Company is not required to disclose information about remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less or if the Company recognizes revenue at the amount to which it has a right to invoice.

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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at December 31, 2019 is $305.4 million. This amount primarily consists of professional service fees for implementation or set up activities related to hosting services and maintenance services, typically recognized over the life of the contract which vary from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 4—Cash and cash equivalents

At December 31, 2019 and 2018, the Company’s cash and cash equivalents amounted to $111.0 million and $70.0 million, respectively, which are deposited in deposit accounts within financial institutions. Of the total cash balance at December 31, 2019 and 2018, $57.8 million and $50.3 million, respectively, resides in subsidiaries located outside of Puerto Rico. Cash deposited in an affiliate financial institution amounted to $51.3 million and $19.6 million as of December 31, 2019 and 2018, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 5—Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31,
(In thousands)	2019	2018
Trade	$58,493	$61,082
Due from affiliates, net	39,095	25,703
Settlement assets	12,353	15,118
Other	232	304
Less: allowance for doubtful accounts	(3,361)	(1,884)
Accounts receivable, net	$106,812	$100,323

The Company records settlement assets that result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing. The amounts are generally collected or paid the following business day.

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(In thousands)	2019	2018
Software licenses and maintenance contracts	$11,585	$9,961
Deferred project costs	10,060	4,283
Guarantee deposits	4,899	4,611
Insurance	2,007	1,229
Prepaid income taxes	2,029	1,646
Taxes other than income	2,128	1,710
Postage	1,630	2,150
Other	3,747	3,534
Prepaid expenses and other assets	$38,085	$29,124

Note 7—Investment in Equity Investee

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is the largest merchant acquirer and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for each of the years ended December 31, 2019, 2018 and 2017 amounted to approximately $0.3 million, $0.3 million and $0.2 million, respectively, and was recorded within earnings of equity method investment in the consolidated statements of income and comprehensive income. The Company recognized $0.9 million, $0.7 million and $0.6 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019 and 2018, the Company received $0.5 million and $0.4 million, respectively, in dividends from CONTADO. No dividends were received during 2017.

CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income and comprehensive income for the period subsequent to the acquisition date on a one month lag. No significant events occurred in CONTADO’s operations subsequent to November 30, 2019 that would have materially affected the Company’s reported results.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 8—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2019	2018
Buildings	30	$1,542	$1,440
Data processing equipment	3 - 5	116,950	110,673
Furniture and equipment	3 - 20	6,936	7,761
Leasehold improvements	5 -10	2,814	2,625
		128,242	122,499
Less—accumulated depreciation and amortization		(85,780)	(86,990)
Depreciable assets, net		42,462	35,509
Land		1,329	1,254
Property and equipment, net		$43,791	$36,763

Depreciation and amortization expense related to property and equipment was $16.6 million, $14.5 million and $14.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 9—Goodwill

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows (See Note 23):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2017	$160,972	$53,659	$138,121	$45,823	$398,575
Foreign currency translation adjustments	—	(3,931)	—	—	(3,931)
Balance at December 31, 2018	160,972	49,728	138,121	45,823	394,644
Goodwill attributable to acquisition	—	3,719	—	—	3,719
Foreign currency translation adjustments	—	1,124	—	—	1,124
Balance at December 31, 2019	$160,972	$54,571	$138,121	$45,823	$399,487

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative assessment, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill.

The estimated fair value of the reporting units is computed using either an income approach, a market approach, or a combination of both. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include internal projections and discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. Valuations using the market approach derive from applying metrics of publicly traded companies or historically completed transactions of comparable businesses. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability and growth. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. The Company performed a qualitative analysis as of August 31, 2019 by which the Company concluded that it was not more likely than not that the fair

EVERTEC, Inc. Notes to Consolidated Financial Statements

value of a reporting unit was less than its carrying amount. The quantitative analysis as of August 31, 2018 indicated that the fair values of the reporting units ranged from 57% to 397% in excess of its carrying amount. No impairment losses were recorded in 2019, 2018 or 2017. For details regarding goodwill attributable to acquisition, refer to Note 10-Other Intangible Assets, net.

Note 10—Other Intangible Assets, Net
The carrying amount of other intangible assets consisted of the following:

	Useful life in years	December 31, 2019
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$344,883	$(220,434)	$124,449
Trademark	2 - 15	42,025	(32,456)	9,569
Software packages	3 -10	256,220	(169,974)	86,246
Non-compete agreement	15	56,539	(34,866)	21,673
Other intangible assets, net		$699,667	$(457,730)	$241,937

	Useful life in years	December 31, 2018
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	8 - 14	$342,738	$(194,570)	$148,168
Trademark	2 - 15	41,357	(28,888)	12,469
Software packages	3 -10	224,855	(151,666)	73,189
Non-compete agreement	15	56,539	(31,096)	25,443
Other intangible assets, net		$665,489	$(406,220)	$259,269

Amortization expense related to intangibles, including software packages, was $51.5 million, $48.6 million and $49.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense related to software packages was $18.3 million, $14.7 million and $15.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated amortization expenses of balances outstanding at December 31, 2019 for the next five years are as follows:

(In thousands)
2020	$50,894
2021	45,582
2022	40,459
2023	36,883
2024	28,052

On December 2, 2019, the Company completed the acquisition of 100% of the shares of capital stock of EGM Ingeniería Sin Fronteras, S.A.S., commercially known as PlacetoPay, an electronic payment company based in Medellin, Colombia. The acquisition was not significant to the consolidated financial statements. The Company completed the acquisition for a cash payment of $6.3 million and recognized a customer relationship of $1.8 million, software packages of $0.8 million, a tradename of $0.4 million and goodwill amounting to $3.7 million. Revenues and earnings from the acquisition were insignificant for the year ended December 31, 2019. Pro forma results of operations have not been presented because the effect of this business combination is not material to the consolidated financial condition and results of operations. The results of operations and financial position of PlacetoPay are included in the consolidated financial statements from and after the date of acquisition.
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

EVERTEC, Inc. Notes to Consolidated Financial Statements

development project that was impacted by delays caused by the hurricane and projected increased costs with a third party vendor, amounting to $5.0 million through cost of revenues and is in the Company's Payment Services - Puerto Rico & Caribbean segment. The fair value of the impaired assets was determined using discounted cash flow models.

Note 11—Other Long-Term Assets

As of December 31, 2019, other long-term assets included $1.4 million related to deferred debt-issuance costs related to the revolving credit facility and $3.9 million related to the long-term portion of certain software and maintenance contracts.

As of December 31, 2018, other long-term assets included $1.8 million related to deferred debt-issuance costs related to the revolving credit facility, $1.8 million related to the long-term portion of certain software and maintenance contracts and a derivative asset of $1.7 million.

Note 12—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(In thousands)	2019	2018
Senior Secured Credit Facility (2023 Term A) due on November 27, 2023 paying interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$207,261	$217,791
Senior Secured Credit Facility (2024 Term B) due on November 27, 2024 paying interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	317,936	320,515
Senior Secured Revolving Credit Facility(2)	—	—
Note Payable due on April 30, 2021(1)	175	300
Notes Payable due on January 1, 2022(1)	2,231	—
Total debt	$527,603	$538,606

(1)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(2)	Applicable margin of 2.00% and 2.25% at December 31, 2019 and December 31, 2018, respectively.

(3)	Subject to a minimum rate (“LIBOR floor”) of 0.0% plus applicable margin of 3.50% at December 31, 2019 and December 31, 2018.

The following table presents contractual principal payments for the next five years:

(In thousands)
2020	$15,311
2021	15,053
2022	20,508
2023	173,750
2024	308,750

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

Concurrently with the execution of the 2018 Credit Agreement, the Company terminated the existing senior secured credit facilities. The net proceeds received by EVERTEC Group from the senior secured credit facilities under the 2018 Credit Agreement, together with other cash available to EVERTEC Group, were used, among other things, to refinance EVERTEC Group’s previous senior secured credit facilities, which consisted of a $191.4 million 2020 Term A and a $379.0 million Term B, under the credit agreement, dated as of April 17, 2013 and as subsequently amended, among EVERTEC Intermediate Holdings, LLC, EVERTEC Group, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swingline lender and L/C issuer, and the lenders party thereto. In connection with this transaction, the Company recognized a loss on extinguishment of $2.6 million.

The unpaid principal balance at December 31, 2019 of the 2023 Term A Loan and the 2024 Term B Loan was $209.0 million, and $321.8 million, respectively. The additional borrowing capacity for the Revolving Facility loan at December 31, 2019 was $116.9 million. The Company issues letters of credit against the revolving credit facility which reduce the additional borrowing capacity of the revolving credit facility.

Events of Default

The events of default under the senior secured credit facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the 2018 Credit Agreement) and cross-events of default on material indebtedness.

Notes payable

In May 2016, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $0.7 million to purchase software. As of December 31, 2019 and 2018, the outstanding principal balance of the note payable was $0.2 million and $0.3 million, respectively. The current portion of this note is recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of December 31, 2019, the outstanding principal balance of the notes payable was $2.4 million, recorded as part of accounts payable and the long-term portion is included in other long-term liabilities.

Interest Rate Swaps

At December 31, 2019, the Company had two interest rate swap agreements, entered into in December 2015 and December 2018, which convert a portion of the interest rate payments on the Company's 2023 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for these transactions as cash flow hedges.

At December 31, 2019 and 2018, the carrying amount of the derivatives on the Company’s balance sheets is as follows:

(In thousands)	December 31, 2019	December 31, 2018
Other long-term assets	$—	$1,683
Other long-term liabilities	14,452	4,059

For the year ended December 31, 2019, the Company recognized gains related to hedging activities on the Statement of Income and Comprehensive Income that offset the Company's interest expense as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

(In thousands)	December 31, 2019
Interest expense	$677

During the year ended December 31, 2019, the Company reclassified gains of $0.7 million from accumulated other comprehensive loss into income through interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $2.2 million from accumulated other comprehensive loss into income through interest expense over the next 12 months. Refer to Note 13 for tabular disclosure of the fair value of the derivative and to Note 15 for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

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

The following table summarizes fair value measurements by level at December 31, 2019 and 2018, for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial liability:
Interest rate swap	$—	$14,452	$—	$14,452
December 31, 2018
Financial asset:
Interest rate swap	—	1,683	—	1,683
Financial liability:
Interest rate swap	—	4,059	—	4,059

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2019 and 2018:

	December 31,
	2019		2018
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset:
Interest rate swap	$—	$—	$1,683	$1,683
Financial liabilities:
Interest rate swap	14,452	14,452	4,059	4,059
2023 Term A	207,261	206,388	217,791	218,625
2024 Term B	317,936	324,163	320,515	319,517

The fair value of the senior secured term loans at December 31, 2019 and 2018 was obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as: market quotes, recent trading activity in a non-active market or imputed prices. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants.
The senior secured term loans, which are not measured at fair value in the balance sheets, if measured, would be categorized as Level 3 in the fair value hierarchy.
There were no transfers in or out of Level 3 during the years ended December 31, 2019, 2018 and 2017.

Note 14—Other Long Term Liabilities

As of December 31, 2019, other long-term liabilities mainly consist of unrecognized tax benefit liabilities and the long-term portion of notes payables of $13.0 million and a derivative liability of $14.5 million.

As of December 31, 2018, other long-term liabilities mainly consist of unrecognized tax benefit liabilities and the long-term portion of notes payables of $10.5 million and a derivative liability of $4.1 million.

Note 15—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2019 and 2018, the Company had 72,000,261 and 72,378,710 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2019, no shares of preferred stock have been issued.

Stock Repurchase

In 2019, 2018 and 2017, the Company repurchased a total of 1.1 million, 0.4 million, and 0.5 million shares, respectively, at a cost of $31.8 million, $10.0 million, and $7.7 million. The Company funded such repurchases with cash on hand and borrowings to the existing revolving credit facility. As of December 31, 2019, 2018 and 2017, the repurchased shares were permanently retired.

Dividends

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by our Board each quarter. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant.

The Company’s dividend activity in 2019 and 2018 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
July 26, 2018	August 6, 2018	September 7, 2018	$0.05
October 25, 2018	November 5, 2018	December 7, 2018	0.05
February 15, 2019	February 26, 2019	March 22, 2019	0.05
April 25, 2019	May 6, 2019	June 7, 2019	0.05
July 25, 2019	August 5, 2019	September 6, 2019	0.05
October 23, 2019	November 4, 2019	December 6, 2019	0.05

Accumulated Other Comprehensive loss

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive loss for the years ended December 31, 2019 and 2018:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2017, net of tax	$(11,062)	$214	$(10,848)
Other comprehensive loss before reclassifications	(10,564)	(2,273)	(12,837)
Amount reclassified to Net Income	—	(104)	(104)
Balance - December 31, 2018, net of tax	(21,626)	(2,163)	(23,789)
Other comprehensive income (loss) before reclassifications	4,754	(10,297)	(5,543)
Amount reclassified to Net Income	—	(677)	(677)
Balance - December 31, 2019, net of tax	$(16,872)	$(13,137)	$(30,009)

Note 16—Share-based Compensation

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The following table summarizes the nonvested restricted shares and RSUs activity for the years ended December 31, 2019, 2018 and 2017:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2016	1,212,364	$14.88
Granted	1,584,241	15.37
Vested	(315,953)	15.30
Forfeited	(139,760)	16.06
Nonvested at December 31, 2017	2,340,892	15.08
Granted	636,322	17.07
Vested	(468,064)	18.41
Forfeited	(472,987)	16.55
Nonvested at December 31, 2018	2,036,163	15.09
Granted	517,153	30.84
Vested	(931,389)	29.32
Forfeited	(29,172)	16.52
Nonvested at December 31, 2019	1,592,755	$—

Share-based compensation recognized was as follows:

	Years ended December 31,
(In thousands)	2019	2018	2017
Share-based compensation recognized, net
Stock options	$—	$—	$6
Restricted shares and RSUs	13,570	12,592	9,636

The maximum unrecognized cost for restricted stock units was $17.7 million as of December 31, 2019. The cost is expected to be recognized over a weighted average period of 1.95 years.

Note 17—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2019, 2018 and 2017, the costs incurred under the plan amounted to approximately $0.8 million, $0.8 million and $0.7 million, respectively.

Note 18—Total Other Income (Expenses)

For the year ended December 31, 2019, other income (expenses) is primarily comprised of $1.7 million in foreign currency transaction losses.

EVERTEC, Inc. Notes to Consolidated Financial Statements

For the year ended December 31, 2018, other income (expenses) is primarily comprised of $2.7 million in foreign currency transaction gains, $1.8 million from federal relief funds received in connection with wages paid in the aftermath of hurricane Maria, and a $2.6 million loss on extinguishment of debt.
For the year ended December 31, 2017, other income (expenses) is primarily comprised of $2.6 million in foreign currency transaction gains.

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
The components of income tax expense consisted of the following:

	Years ended December 31,
(In thousands)	2019	2018	2017
Current tax provision	$19,366	$17,207	$9,086
Deferred tax benefit	(6,391)	(4,611)	(4,306)
Income tax expense	$12,975	$12,596	$4,780

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company conducts operations in Puerto Rico and certain countries throughout the Caribbean and Latin America. As a result, the income tax expense includes the effect of taxes paid to the Puerto Rico government as well as foreign jurisdictions. The following table presents the segregation of income tax expense based on location of operations:

	Years ended December 31,
(In thousands)	2019	2018	2017
Income before income tax provision
Puerto Rico	$89,667	$77,176	$47,347
United States	4,047	3,199	3,089
Foreign countries	22,961	18,790	9,763
Total income before income tax provision	$116,675	$99,165	$60,199
Current tax provision
Puerto Rico	$7,550	$6,841	$1,892
United States	339	599	292
Foreign countries	11,477	9,767	6,902
Total current tax provision	$19,366	$17,207	$9,086
Deferred tax benefit
Puerto Rico	$(4,109)	$(2,904)	$(3,176)
United States	(216)	(584)	(184)
Foreign countries	(2,066)	(1,123)	(946)
Total deferred tax benefit	$(6,391)	$(4,611)	$(4,306)

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

As of December 31, 2019, the Company has $62.2 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted, and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

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
The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(In thousands)	2019	2018
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$271	$170
Unearned income	6,807	4,394
Investment in equity subsidiary	51	220
Share-based compensation	1,222	1,684
Debt issuance costs	249	309
Accrued liabilities	1,034	1,257
Derivative liability	1,220	351
Accrual of contract maintenance cost	134	157
Impairment of asset	289	289
Other	1,546	1,976
Total gross deferred tax assets	12,823	10,807
Deferred tax liabilities (“DTL”)
Capitalized salaries	1,828	1,756
Derivative asset	—	185
Difference between the assigned values and the tax basis of assets and liabilities recognized in business combinations	12,568	16,240
Other	557	659
Total gross deferred tax liabilities	14,953	18,840
Deferred tax liability, net	$(2,130)	$(8,033)

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for alternative minimum tax (“AMT”) for taxable years commencing after December 31, 2014. However, Act 257 of 2018 limits the deduction of NOLs to 90% for regular tax for tax years commencing after December 31, 2019. At December 31, 2019, the Company has $0.2 million in NOL carryforwards related to Puerto Rico industrial development income, available to offset future eligible income.
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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following is a tabular reconciliation of the total amounts of UTPs:

	Years ended December 31,
(In thousands)	2019	2018	2017
Balance, beginning of year	$9,238	$9,148	$12,219
Gross increases—tax positions in prior period	—	578	—
Gross decreases—tax positions in prior period	(92)	(488)	—
Lapse of statute of limitations	—	—	(3,071)
Balance, end of year	$9,146	$9,238	$9,148

As of December 31, 2019, 2018 and 2017, approximately $9.1 million, $9.2 million and $9.1 million, respectively, would affect the Company’s effective income tax rate, if recognized.

The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company recognized an income tax expense of $0.4 million, an income tax expense of $0.4 million and an income tax benefit of $0.8 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2019 and 2018 was $2.0 million, and $1.6 million, respectively. The Company anticipates changes to the UTBs within the next 12 months to be primarily related to interest. The Company believes it has sufficient accruals for contingent tax liabilities.

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

The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico with a statute of limitations of four years after filing the income tax returns; therefore, the income tax returns for 2015, 2016, 2017, and 2018 are currently open for examination.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Years ended December 31,
(In thousands)	2019	2018	2017
Computed income tax at statutory rates	$43,753	$38,674	$23,477
Benefit of net tax-exempt interest income	(126)	(50)	(56)
Differences in tax rates due to multiple jurisdictions	1,058	(678)	2,353
Tax (benefit) expense due to a change in estimate	(84)	467	(334)
Effect of income subject to tax-exemption grant	(31,424)	(26,260)	(16,832)
Unrecognized tax (benefit) expense	(32)	443	(3,828)
Other	(170)	—	—
Income tax expense	$12,975	$12,596	$4,780

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 20—Net Income Per Common Share
The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2019	2018	2017
Net income attributable to EVERTEC, Inc.’s common stockholders	$103,469	$86,270	$55,054
Less: non-forfeitable dividends on restricted stock	3	4	10
Net income available to common shareholders	$103,466	$86,266	$55,044
Weighted average common shares outstanding	72,099,755	72,607,321	72,479,807
Weighted average potential dilutive common shares (1)	1,376,008	1,812,789	392,381
Weighted average common shares outstanding—assuming dilution	73,475,763	74,420,110	72,872,188
Net income per common share—basic	$1.44	$1.19	$0.76
Net income per common share—diluted	$1.41	$1.16	$0.76

(1)	Potential common shares consist of common stock issuable under the assumed exercise of stock options and RSUs awards using the treasury stock method.
Refer to Note 15 for a detail of dividends declared and paid during 2019 and 2018.

Note 21—Related Party Transactions
The following table presents the Company’s transactions with related parties for each of the periods presented below:

	Years ended December 31,
(Dollar amounts in thousands)	2019	2018	2017
Total revenues (1)(2)	$209,053	$188,060	$177,213
Cost of revenues	$5,094	$3,422	$2,929
Rent and other fees	$8,519	$8,046	$7,803
Interest earned from an affiliate
Interest income	$161	$147	$154

(1)	Total revenues from Popular as a percentage of revenues were 43%, 41% and 43% for each of the periods presented above.

(2)	Includes revenues generated from investee accounted for under the equity method of $1.1 million, $1.3 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

At December 31, 2019 and 2018, the Company had the following balances arising from transactions with related parties:

	December 31,
(In thousands)	2019	2018

Cash and restricted cash deposits in affiliated bank	$64,724	$29,136
Other due/to from affiliate
Accounts receivable	$39,095	$25,714
Prepaid expenses and other assets	$4,211	$2,796
Operating lease right-of use assets	$20,617	$—
Other long-term assets	$57	$166
Accounts payable	$7,250	$6,344
Unearned income	$35,489	$25,401
Operating lease liabilities	$20,905	$—

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

Leases

The Company’s leases accounting policy follows the guidance from Accounting Standards Codification (“ASC”) 842, Leases, which provides guidance on the recognition, presentation and disclosure of leases in consolidated financial statements.

The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease payable, and operating lease liabilities in the consolidated balance sheet. Finance leases are included in property and equipment, accrued liabilities, and other long-term liabilities in the consolidated balance sheet.
ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Management used the Company’s collateralized incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. The lease payment terms may include fixed payment terms and variable payments. Fixed payment terms and variable payments that depend on an index (i.e., Consumer Price Index or “CPI”) or rate are considered in the determination of the operating lease liabilities. While lease liabilities are not remeasured because of changes to the CPI, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Variable payments that do not depend on an index or rate are not included in the lease liabilities determination. Rather, these payments are recognized as variable lease expense when incurred. Variable lease payments are included within operating costs and expenses in the consolidated statement of income and comprehensive income. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense is composed of

EVERTEC, Inc. Notes to Consolidated Financial Statements

interest expense and amortization expense. The lease liability of these leases is measured using the interest rate method. The ROU asset from financing leases are amortized on a straight-line basis, and is presented as part of Property and Equipment, net.

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

At December 31, 2019, equipment leases classified as finance leases, which are included within Property and Equipment, net, were $0.6 million, net of accumulated depreciation.

Total lease cost for the twelve months ended December 31, 2019, was as follows:

Twelve months ended
December 31, 2019
(in thousands)
Operating lease cost	$7,573
Finance lease cost
Amortization of right-of-use assets	255
Interest on lease liabilities	24
Variable lease cost	2,515
$10,367
Other information related to leases, at December 31, 2019, was as follows:

(In thousands)
Right-of-use assets obtained in exchange for operating lease obligations:	$940
Weighted average remaining lease term, in years
Operating leases	6
Finance leases	1
Weighted Average Discount Rate
Operating leases	4.7%
Finance leases	4.2%

EVERTEC, Inc. Notes to Consolidated Financial Statements

Future minimum lease payments under leases at December 31, 2019 were as follows:

(In thousands)	Operating Leases	Finance Leases
2020	$6,574	$307
2021	5,824	34
2022	5,483	2
2023	5,496	—
2024	4,995	—
Thereafter	6,297	—
Total future minimum lease payments	34,669	343
Less: imputed interest	(4,217)	(35)
Total	$30,452	$308

Reported as of December 31, 2019
Accrued liabilities	$—	$276
Operating lease liability - current	5,773	—
Operating lease liability - long-term	24,679	—
Other long-term liabilities	—	32
	$30,452	$308

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

	December 31, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$125,544	$84,453	$106,388	$216,662	$(45,673)	$487,374
Operating costs and expenses	61,396	65,701	62,098	138,224	15,453	342,872
Depreciation and amortization	11,646	9,930	1,814	16,529	28,163	68,082
Non-operating income (expenses)	1,781	286	48	340	(2,688)	(233)
EBITDA	77,575	28,968	46,152	95,307	(35,651)	212,351
Compensation and benefits (2)	1,034	1,501	1,004	2,114	8,145	13,798
Transaction, refinancing, and other fees (3)	—	210	—	—	(163)	47
Adjusted EBITDA	$78,609	$30,679	$47,156	$97,421	$(27,669)	$226,196

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment eliminations predominantly reflect the $39.0 million processing fee from Payments Services - Puerto Rico and Caribbean to Merchant Acquiring, intercompany software sale and developments of $6.7 million from Payment Services- Latin America to Payment Services- Puerto Rico & Caribbean and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.

(2)	Primarily represents share-based compensation and other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

	December 31, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$114,119	$80,899	$99,655	$197,602	$(38,406)	$453,869
Operating costs and expenses	52,006	75,240	55,778	126,232	19,485	328,741
Depreciation and amortization	9,734	9,284	1,698	13,878	28,473	63,067
Non-operating income (expenses)	2,420	11,750	3	477	(11,356)	3,294
EBITDA	74,267	26,693	45,578	85,725	(40,774)	191,489
Compensation and benefits (2)	1,087	1,034	938	2,088	8,512	13,659
Transaction, refinancing, exit activity and other fees (3)	(250)	—	—	—	7,561	7,311
Adjusted EBITDA	$75,104	$27,727	$46,516	$87,813	$(24,701)	$212,459

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

	December 31, 2017
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$101,687	$62,702	$85,778	$189,077	$(32,100)	$407,144
Operating costs and expenses	57,463	66,786	57,574	119,761	19,477	321,061
Depreciation and amortization	8,993	8,880	2,254	15,774	28,349	64,250
Non-operating income (expenses)	2,229	8,726	1	13	(7,708)	3,261
EBITDA	55,446	13,522	30,459	85,103	(30,936)	153,594
Compensation and benefits (2)	589	816	573	1,687	6,090	9,755
Transaction, refinancing, and other fees (3)	2,499	3,220	6,465	—	2,495	14,679
Adjusted EBITDA	$58,534	$17,558	$37,497	$86,790	$(22,351)	$178,028

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

The reconciliation of EBITDA to consolidated net income is as follows:

	Years ended December 31,
(In thousands)	2019	2018	2017
Total EBITDA	$212,351	$191,489	$153,594
Less:
Income tax expense	12,975	12,596	4,780
Interest expense, net	27,594	29,257	29,145
Depreciation and amortization	68,082	63,067	64,250
Net Income	$103,700	$86,569	$55,419

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(Dollar amounts in thousands)	2019	2018	2017
Revenues (1)
Puerto Rico	$392,628	$358,436	$329,533
Caribbean	15,950	15,672	14,909
Latin America	78,796	79,761	62,702
Total revenues	$487,374	$453,869	$407,144

(1)	Revenues are based on subsidiaries’ country of domicile.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Major customers
For the years ended December 31, 2019, 2018 and 2017, the Company had one major customer which accounted for approximately $208.0 million or 43%, $186.8 million or 41%, and $175.4 million or 43%, respectively, of total revenues. See Note 21.
The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 7% of the Company’s total revenues for each the years ended December 31, 2019, 2018 and 2017.

Note 24—Subsequent Events

On February 20, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on April 3, 2020 to stockholders of record as of the close of business on March 4, 2020. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Schedule I

EVERTEC, Inc. Condensed Financial Statements
Parent Company Only
Condensed Balance Sheets

	December 31,
(In thousands)	2019	2018
Assets
Current assets:
Cash	$1,678	$1,678
Accounts receivable, net	1,290	2,068
Prepaid expenses and other assets	9	41
Total current assets	2,977	3,787
Investment in subsidiaries, at equity	273,759	221,515
Other Intangible Asset	9	$—
Total assets	$276,745	$225,302
Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$260	$226
Income tax payable	1,757	1,660
Total current liabilities	2,017	1,886
Deferred tax liability, net	485	5,665
Other long-term liabilities	7,056	6,292
Total liabilities	9,558	13,843
Stockholders’ equity:
Common stock	720	723
Additional paid-in capital	—	5,783
Accumulated earnings	296,476	228,742
Accumulated other comprehensive loss, net of tax	(30,009)	(23,789)
Total stockholders’ equity	267,187	211,459
Total liabilities and stockholders’ equity	$276,745	$225,302

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(In thousands)	2019	2018	2017
Non-operating income (expenses)
Equity in earnings of subsidiaries	$101,078	$84,866	$49,162
Interest income	367	380	301
Other expenses	(1,595)	(1,396)	(1,428)
Income before income taxes	99,850	83,850	48,035
Income tax benefit	(3,619)	(2,420)	(7,019)
Net income	103,469	86,270	55,054
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4,754	(10,564)	(635)
(Loss) gain on cash flow hedges	(10,974)	(2,377)	2,178
Total comprehensive income	$97,249	$73,329	$56,597

Schedule I

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities	$55,092	$19,431	$29,422
Cash flows from financing activities
Dividends paid	(14,420)	(7,273)	(21,762)
Repurchase of common stock	(31,822)	(10,000)	(7,671)
Withholding taxes paid on share-based compensation	(8,849)	(2,159)	(1,588)
Net cash used in financing activities	(55,091)	(19,432)	(31,021)
Net (decrease) increase in cash	1	(1)	(1,599)
Cash at beginning of the period	1,678	1,679	3,278
Cash at end of the period	$1,679	$1,678	$1,679