Form 10-Q
period 2020-03-31
EVERTEC, Inc.
filed 2020-05-11
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

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
At May 7, 2020, there were 71,865,305 outstanding shares of common stock of EVERTEC, Inc.

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

•
uncertainty of the pending debt restructuring process under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), as well as actions taken by the government of Puerto Rico or by the PROMESA Board to address the fiscal crisis in Puerto Rico;

•	the aftermath of Hurricanes Irma and Maria and their continued impact on the economies of Puerto Rico and the Caribbean;

•	the possibility of future catastrophic hurricanes affecting Puerto Rico and/or the Caribbean, as well as other potential natural disasters;

•	the nature, timing and amount of any restatement; and

•	the potential impact of COVID-19 on our revenues, net income and liquidity due to future disruptions in operations as well as the macroeconomic instability caused by the pandemic.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except for share information)

	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$103,521	$111,030
Restricted cash	21,583	20,091
Accounts receivable, net	95,305	106,812
Prepaid expenses and other assets	39,904	38,085
Total current assets	260,313	276,018
Investment in equity investee	12,568	12,288
Property and equipment, net	41,984	43,791
Operating lease right-of-use asset	28,356	29,979
Goodwill	394,498	399,487
Other intangible assets, net	229,787	241,937
Deferred tax asset	3,261	2,131
Net investment in leases	554	722
Other long-term assets	7,897	5,323
Total assets	$979,218	$1,011,676
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$52,652	$58,160
Accounts payable	28,230	39,165
Unearned income	18,138	20,668
Income tax payable	9,190	6,298
Current portion of long-term debt	14,250	14,250
Current portion of operating lease liability	5,740	5,773
Total current liabilities	128,200	144,314
Long-term debt	490,844	510,947
Deferred tax liability	2,957	4,261
Unearned income - long term	32,037	28,437
Operating lease liability - long-term	22,869	24,679
Other long-term liabilities	39,627	27,415
Total liabilities	716,534	740,053
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,865,305 shares issued and outstanding at March 31, 2020 (December 31, 2019 - 72,000,261)	719	720
Accumulated earnings	308,491	296,476
Accumulated other comprehensive loss, net of tax	(50,173)	(30,009)
Total EVERTEC, Inc. stockholders’ equity	259,037	267,187
Non-controlling interest	3,647	4,436
Total equity	262,684	271,623
Total liabilities and equity	$979,218	$1,011,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended March 31,
	2020	2019

Revenues (affiliates Note 14)	$121,942	$118,836

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	54,067	50,019
Selling, general and administrative expenses	17,317	15,139
Depreciation and amortization	17,795	16,273
Total operating costs and expenses	89,179	81,431
Income from operations	32,763	37,405
Non-operating income (expenses)
Interest income	363	259
Interest expense	(6,779)	(7,551)
Earnings of equity method investment	338	222
Other income, net	108	208
Total non-operating expenses	(5,970)	(6,862)
Income before income taxes	26,793	30,543
Income tax expense	4,518	3,809
Net income	22,275	26,734
Less: Net income attributable to non-controlling interest	64	90
Net income attributable to EVERTEC, Inc.’s common stockholders	22,211	26,644
Other comprehensive income (loss), net of tax of $1,085 and $384
Foreign currency translation adjustments	(8,305)	1,965
Loss on cash flow hedges	(11,859)	(4,055)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$2,047	$24,554
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.31	$0.37
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.30	$0.36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	72,000,261	$720	$—	$296,476	$(30,009)	$4,436	$271,623
Share-based compensation recognized	—	—	3,483	—	—	—	3,483
Repurchase of common stock	(336,022)	(3)	(775)	(6,522)	—	—	(7,300)
Restricted stock units delivered	201,066	2	(2,708)	—	—	—	(2,706)
Net income	—	—	—	22,211	—	64	22,275
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,600)	—	—	(3,600)
Other comprehensive loss	—	—	—		(20,164)	(853)	(21,017)
Cumulative adjustment for the implementation of ASU 2016-13				(74)			(74)
Balance at March 31, 2020	71,865,305	$719	$—	$308,491	$(50,173)	$3,647	$262,684

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	72,378,710	$723	$5,783	$228,742	$(23,789)	$4,147	$215,606
Share-based compensation recognized	—	—	3,279	—	—	—	3,279
Repurchase of common stock	(618,573)	(6)	(3,129)	(14,351)	—	—	(17,486)
Restricted stock units delivered	507,308	5	(5,933)	—	—	—	(5,928)
Net income	—	—	—	26,644	—	90	26,734
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,617)	—	—	(3,617)
Other comprehensive loss	—	—	—	—	(2,090)	—	(2,090)
Balance at March 31, 2019	72,267,445	$722	$—	$237,418	$(25,879)	$4,237	$216,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$22,275	$26,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,795	16,273
Amortization of debt issue costs and accretion of discount	621	415
Operating lease amortization	1,173	1,472
Provision for doubtful accounts and sundry losses	104	815
Deferred tax benefit	(1,080)	(882)
Share-based compensation	3,483	3,279
Loss on disposition of property and equipment and other intangibles	81	22
Earnings of equity method investment	(338)	(222)
(Increase) decrease in assets:
Accounts receivable, net	11,729	3,961
Prepaid expenses and other assets	(1,836)	(5,326)
Other long-term assets	(2,477)	(2,558)
Increase (decrease) in liabilities:
Accrued liabilities and accounts payable	(20,662)	(18,339)
Income tax payable	3,307	191
Unearned income	1,075	4,754
Operating lease liabilities	(1,409)	(1,281)
Other long-term liabilities	84	31
Total adjustments	11,650	2,605
Net cash provided by operating activities	33,925	29,339
Cash flows from investing activities
Additions to software	(6,055)	(8,917)
Property and equipment acquired	(3,357)	(5,071)
Proceeds from sales of property and equipment	—	32
Net cash used in investing activities	(9,412)	(13,956)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(2,706)	(5,928)
Net proceeds under short-term borrowings	—	15,000
Repayment of short-term borrowings for purchase of equipment and software	(792)	(34)
Dividends paid	—	(3,617)
Repurchase of common stock	(7,300)	(17,486)
Repayment of long-term debt	(20,560)	(3,563)
Net cash used in financing activities	(31,358)	(15,628)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	828	—
Net decrease in cash, cash equivalents and restricted cash	(6,017)	(245)
Cash, cash equivalents and restricted cash at beginning of the period	131,121	86,746
Cash, cash equivalents and restricted cash at end of the period	$125,104	$86,501
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$103,521	$73,183
Restricted cash	21,583	13,318
Cash, cash equivalents and restricted cash	$125,104	$86,501
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,372	$7,390
Cash paid for income taxes	2,083	3,496
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	1,482	893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine ("ATM") and personal identification number ("PIN") debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in all the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely. EVERTEC's common stock is listed under the ticker symbol "EVTC" on the New York Stock Exchange.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation.

Risks and Uncertainties due to COVID-19 Pandemic

In December 2019, the outbreak of a novel strain of coronavirus ("COVID-19") was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state and territory of the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and shortly thereafter, governmental authorities in Puerto Rico and the other countries in which EVERTEC operates declared states of emergency and implemented numerous public health measures to try to contain the virus, including lockdowns and curfews, school and business closures and restrictions on travel. COVID-19 presents material uncertainty and risk with respect to EVERTEC’s business, results of operations and cash flows, as well as with respect to changes in laws and regulations and government and regulatory policy. As the spread of the pandemic persists, entities are experiencing conditions often associated with a general economic downturn. The outbreak has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. COVID-19’s impact on global economies could have a material adverse effect on (among other things) the profitability, capital and liquidity of the Company, particularly if consumer spending levels are depressed for a prolonged period of time. While the rapid development and fluidity of the situation prevents management from having clear visibility into the medium and long-term impacts, management believes possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s workforce, unavailability of products and supplies used in operations, and a decline in the value of assets held by the Company, including, among other things, tangible and intangible long-lived assets, and increased levels in the Company's current expected credit loss reserve.

Given the uncertain and rapidly evolving situation, management has taken certain precautionary measures intended to help minimize the risk of COVID-19 to the Company, its employees, and customers, including the following:

•
The Company deployed its business continuity plan for the entire organization a few days before the government of Puerto Rico enacted a shelter in place directive on March 16, 2020. Since then, every country in which the Company operates has implemented some type of social distancing measures. Management expects that the offices will remain closed for an undetermined period, until it is deemed safe by management to return and as permitted or advised by local authorities in each country where the Company operates;

•
In connection with the Company's business continuity plan, we transitioned most of the Company’s employees to a work from home environment. For certain critical employees who are required to remain working on-site in order to, among other things, maintain network operations oversight functions, cash handling and other critical operations for our customers, we have implemented safety measures including administering daily temperature checks upon entry into the work site, providing protective gear, developing safe social distancing workspaces and increasing overall sanitation at our offices;

•
As a precautionary measure, to increase the Company's cash position and preserve its financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak, the Company drew down $30 million on its Senior Secured Revolving Facility on April 8, 2020;

•
On May 1, 2020, the Company commenced deferral of payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act"); management anticipates a $2.7 million deferral of payroll taxes during the allowed time;

•	Management identified additional expense reductions that are intended to be implemented as necessary; and

•	Management has suspended all non-essential travel for employees.

While the Company anticipates that the foregoing measures are temporary, management cannot predict their duration, and management may elect or need to take additional precautions as more information related to COVID-19 becomes available, including with respect to employees, customers, and relationships with the Company's business partners. The extent to which the COVID-19 pandemic and EVERTEC’s precautionary measures in response to it, may impact the Company’s business, financial condition or results of operations will depend on the ongoing developments related to the pandemic and its direct and indirect consequences, all of which are highly uncertain and cannot be predicted at this time.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued updated guidance for the measurement of credit losses on financial instruments, which replaces the incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The main objective of this update and subsequent clarifications and corrections, including ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2020-03, is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments affect the Company's trade receivables. Additional disclosures about significant estimates and credit quality are also required. The Company adopted this new guidance effective January 1, 2020, using a modified retrospective approach through a cumulative-effect adjustment to retained earnings, considered immaterial to the consolidated financial statements. Results for reporting periods beginning after January 1, 2020 are presented under the new guidance provided by Accounting Standards Codification ("ASC") Topic 326, while prior period amounts are not adjusted and continue to be reported under legacy GAAP.

Refer to Note 3, Current Expected Credit Losses, for discussions of the implementation of ASC Topic 326 with respect to the Company’s consolidated financial statements.

In August 2018, the FASB issued updated guidance for customer’s accounting for implementation, set-up and other upfront costs (collectively referred to as implementation costs) incurred in a cloud computing arrangement constituting a service contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The updated guidance does not impact the accounting for the service element of a hosting arrangement that is a service contract. The Company adopted this guidance prospectively effective January 1, 2020 with respect to all implementation costs incurred in a cloud computing arrangement constituting a service contract.

In November 2018, the FASB issued updated guidance to clarify the interaction between the guidance for collaborative arrangements and the updated revenue recognition guidance. The amendments in this update, among other things, provide guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under ASC Topic 606, Revenue from Contracts with Customers. The Company adopted the amendments in this update effective January 1, 2020. All contracts after this date will be evaluated under the updated guidance.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued updated guidance for ASC Topic 848, Reference Rate Reform, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met for a limited period of time in order to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments to this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating whether to elect the adoption of this guidance with respect to the consolidated financial statements.

Accounting Pronouncements Issued Prior to 2020 and Not Yet Adopted

In December 2019, the FASB issued updated guidance for ASC Topic 740, Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles set out in ASC Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The amendments to this update are effective for fiscal years, and interim periods within such fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact, if any, of the adoption of this guidance on the consolidated financial statements.

Note 3 - Current Expected Credit Losses

Allowance for Current Expected Credit Losses

The Company has only one type of financial asset that is subject to the expected credit loss model, which is trade receivables for contracts with customers. While contract assets and net investments in leases are also subject to the impairment requirements of ASC Topic 326, the impairment loss identified for these financial assets is immaterial to the consolidated financial statements.

To measure expected credit losses, trade receivables are grouped based on shared risk characteristics (i.e., the relevant industry sector and customer's geographical location) and days past due (i.e., delinquency status), while considering the following:

•	Customers in the same geographical location share similar risk characteristics associated with the macroeconomic environment of their country.

•
The Company has two main industry sectors: private and governmental. The private pool is comprised mainly of leading financial institutions, merchants and corporations, while the governmental pool by government agencies. The governmental customers possess different risk characteristics than private customers because although all invoices are due every 30 days, governmental customers usually pay within 60 to 90 days after issuance (i.e., between 30 to 60 more days than private customers). The Company provides to its customers a broad range of merchant acquiring, payment services and business process management services, which constitute mission-critical technology solutions enabling customers to issue, process and accept transactions securely.

•
The expected credit loss rate is likely to increase as receivables move to older aging buckets. The Company used the following aging categories to estimate the risk of delinquency status: (i) 0 days past due; (ii) 1-30 days past due; (iii) 31-60 days past due; (iv) 61-90 days past due; and (v) over 90 days past due.

The credit losses of the Company’s trade receivables have been historically low and most balances are collected within one year. Therefore, the Company determined that the expected loss rates should be calculated using the historical loss rates adjusted by macroeconomic factors. The historical rates are calculated for each of the aging categories used for pooling trade receivables. To determine the collected portion of each bucket, the collection time of each trade receivable is identified, as well as, the proportion of outstanding balances per aging bucket that ultimately was never collected. This is used to determine the expectation of losses based on the history of uncollected trade receivables once the specific past due period is surpassed. The historical rates are adjusted to reflect current and forward-looking information on macroeconomic factors affecting the ability of customers to settle the receivables by applying a country risk premium as the forward-looking macroeconomic factor. Specific reserves are established for certain customers for which collection is doubtful.

Rollforward of the Allowance for Expected Current Credit Losses

The activity in the allowance for expected current credit losses on trade receivables during the period from January 1, 2020 to March 31, 2020, was as follows:

(In thousands)	March 31, 2020
Balance at beginning of period	$3,460
Current period provision for expected credit losses	(19)
Write-offs	(1,386)
Recoveries of amounts previously written-off	3
Balance at end of period	$2,058

The Company does not have a delinquency threshold for writing-off trade receivables. Potential write-offs of trade receivables are discussed in the Reserve Committee, which is responsible for the review and approval of write-offs.

Impairment losses on trade receivables are presented as net impairment losses within cost of revenue, exclusive of depreciation and amortization in the unaudited condensed consolidated statement of income and comprehensive income. Subsequent recoveries of amounts previously written-off are credited against the allowance for expected current credit losses within accounts receivable, net on the unaudited condensed consolidated balance sheet.
Note 4 – Property and Equipment, net
Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2020	December 31, 2019
Buildings	30	$1,497	$1,542
Data processing equipment	3 - 5	119,428	116,950
Furniture and equipment	3 - 20	6,660	6,936
Leasehold improvements	5 -10	3,007	2,814
		130,592	128,242
Less - accumulated depreciation and amortization		(89,916)	(85,780)
Depreciable assets, net		40,676	42,462
Land		1,308	1,329
Property and equipment, net		$41,984	$43,791

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2020 amounted to $4.2 million compared to $4.0 million for the corresponding period in 2019.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 15):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2019	$160,972	$54,571	$138,121	$45,823	$399,487
Foreign currency translation adjustments	—	(4,989)	—	—	(4,989)
Balance at March 31, 2020	$160,972	$49,582	$138,121	$45,823	$394,498

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss is recorded for the excess of the carrying value over the fair value, limited to the recorded balance of goodwill. In the first quarter of 2020, global equity markets conditions deteriorated in reaction to the COVID-19 pandemic resulting in a corresponding decrease in the Company's stock price and market capitalization. As a result, management performed assessments as to whether the fair value of reporting units was less than carrying value as of March 31, 2020 and concluded that it was more likely than not that the fair value continued to be in excess of the carrying value for all reporting units. No impairment losses were recognized as of March 31, 2020.

The carrying amount of other intangible assets at March 31, 2020 and December 31, 2019 was as follows:

		March 31, 2020
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,557	$(226,905)	$116,652
Trademarks	10 - 15	41,874	(33,360)	8,514
Software packages	3 - 10	259,121	(175,230)	83,891
Non-compete agreement	15	56,539	(35,809)	20,730
Other intangible assets, net		$701,091	$(471,304)	$229,787

		December 31, 2019
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$344,883	$(220,434)	$124,449
Trademarks	2 - 15	42,025	(32,456)	9,569
Software packages	3 - 10	256,220	(169,974)	86,246
Non-compete agreement	15	56,539	(34,866)	21,673
Other intangible assets, net		$699,667	$(457,730)	$241,937

Amortization expense related to other intangibles for the three months ended March 31, 2020 amounted to $13.6 million compared to $12.2 million for the corresponding period in 2019.

The estimated amortization expense of the balances outstanding at March 31, 2020 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2020	$37,989
2021	46,130
2022	40,887
2023	36,191
2024	28,071

Note 6 – Debt and Short-Term Borrowings

Total debt at March 31, 2020 and December 31, 2019 follows:

(In thousands)	March 31, 2020	December 31, 2019
2023 Term A Loan paying interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$196,693	$207,261
2024 Term B Loan paying interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	308,401	317,936
Note payable due April 30, 2021(1)	143	175
Note payable due January 1, 2022(1)	1,339	2,231
Total debt	$506,576	$527,603

(1)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(2)	Applicable margin of 2.00% at March 31, 2020 and December 31, 2019.

(3)	Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at March 31, 2020 and December 31, 2019.

Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement providing for the secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 (the “2023 Term A Loan"), a $325.0 million term loan B facility that matures on November 27, 2024 (the “2024 Term B Loan”), and a $125.0 million revolving credit facility (the “Revolving Facility”) that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”).

The 2018 Credit Agreement requires mandatory repayment of outstanding principal balances based on a percentage of excess cash flow, provided that no such payment shall be due if the resulting amount of the excess cash flow multiplied by the applicable percentage is less than $10 million. On March 5, 2020, the Company repaid $17.0 million as a result of excess cash flows for the year ended December 31, 2019.

The unpaid principal balance at March 31, 2020 of the 2023 Term A Loan and the 2024 Term B Loan was $198.3 million and $311.9 million, respectively. The additional borrowing capacity under our Revolving Facility at March 31, 2020 was $116.9 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of March 31, 2020 and December 31, 2019, the outstanding principal balance of the notes payable was $1.5 million and $2.4 million, respectively. The current portion of these notes, which totaled $0.8 million at March 31, 2020, is included in accounts payable and the long-term portion is included in other long-term liabilities in the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of March 31, 2020, the Company has two interest rate swap agreements, entered into in December 2015 and December 2018, which convert a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for these agreements as cash flow hedges.

As of March 31, 2020 and December 31, 2019, the carrying amount of derivatives included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets was $27.4 million and $14.5 million, respectively. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three months ended March 31, 2020, the Company reclassified gains of $0.2 million from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $4.7 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedges are considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The Company's interest rate swaps are the only financial instruments measured at fair value on a recurring basis. The fair value is estimated using Level 2 inputs under the fair value hierarchy. These derivatives were on a liability position with balances of $27.4 million and $14.5 million as of March 31, 2020 and December 31, 2019, respectively.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$27,401	$27,401	$14,452	$14,452
2023 Term A Loan	196,693	185,366	207,261	206,388
2024 Term B Loan	308,401	264,108	317,936	324,163

The fair values of the term loans at March 31, 2020 and December 31, 2019 were obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Future estimates of fair value may be negatively impacted by market reactions to COVID-19. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three months period ended March 31, 2020:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance - December 31, 2019, net of tax	$(16,872)	$(13,137)	$(30,009)
Other comprehensive loss before reclassifications	(8,305)	(12,050)	(20,355)
Effective portion reclassified to net income	—	191	191
Balance - March 31, 2020, net of tax	$(25,177)	$(24,996)	$(50,173)

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

In the first quarter of 2018, 2019 and 2020, the Compensation Committee of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2018 LTIP, 2019 LTIP and 2020 LTIP, respectively, all under the terms of the Company's 2013 Equity Incentive Plan. Under the LTIPs, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service, market, and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company on the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 28 of each year for the 2018 LTIP, February 22 of each year for the 2019 LTIP, and February 27 of each year for the 2020 LTIP.

For the performance-based awards under the 2018 LTIP, 2019 LTIP, and 2020 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period.

Performance and market-based awards vest at the end of the performance period that commenced on February 28, 2018 for the 2018 LTIP, February 22, 2019 for the 2019 LTIP, and February 27, 2020 for the 2020 LTIP. The periods end on February 28, 2021 for the 2018 LTIP, February 22, 2022 for the 2019 LTIP and February 27, 2023 for the 2020 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested restricted shares and RSUs activity for the three months ended March 31, 2020:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2019	1,592,755	$20.71
Forfeited	(139,854)	19.26
Vested	(305,531)	19.84
Granted	378,135	31.84
Nonvested at March 31, 2020	1,525,505	$23.77

For the three months ended March 31, 2020, the Company recognized $3.5 million of share-based compensation expense, compared with $3.3 million for the corresponding period in 2019.

As of March 31, 2020, the maximum unrecognized cost for restricted stock and RSUs was $26.3 million. The cost is expected to be recognized over a weighted average period of 2.3 years.

Note 10 - Revenues

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into primary geographical markets, nature of the products and services, and timing of transfer of goods and services. The Company's operating segments are determined by the nature of the products and services the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 15, Segment Information.

In the following tables, revenue for each segment is disaggregated by timing of revenue recognition for the periods indicated.

	Three months ended March 31, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$5	$431	$—	$297	$733
Products and services transferred over time	20,633	19,809	25,121	55,646	121,209
	$20,638	$20,240	$25,121	$55,943	$121,942

	Three months ended March 31, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$2,677	$70	$—	$877	$3,624
Products and services transferred over time	20,073	18,678	25,974	50,487	115,212
	$22,750	$18,748	$25,974	$51,364	$118,836

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	March 31, 2020
December 31, 2019	$1,191
Services transferred to customers	922
Transfers to accounts receivable	(546)
March 31, 2020	$1,567

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at March 31, 2020 amounted to $95.3 million. Unearned income and unearned income - long term, which refer to contract liabilities, at March 31, 2020 amounted to $18.1 million and $32.0 million, respectively, and generally arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with managed services. During the three months ended March 31, 2020, the Company recognized revenue of $5.2 million that was included in unearned income at December 31, 2019. During the three months ended March 31, 2019, the Company recognized revenue of $6.1 million that was included in unearned income at December 31, 2018.

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at March 31, 2020 is $288.7 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 11 – Income Tax

The components of income tax expense for the three months ended March 31, 2020 and 2019, respectively, consisted of the following:

	Three months ended March 31,
(In thousands)	2020	2019
Current tax provision	$5,598	$4,691
Deferred tax benefit	(1,080)	(882)
Income tax expense	$4,518	$3,809

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2020 and 2019, and its segregation based on location of operations:

	Three months ended March 31,
(In thousands)	2020	2019
Current tax provision
Puerto Rico	$1,679	$1,813
United States	155	112
Foreign countries	3,764	2,766
Total current tax provision	$5,598	$4,691
Deferred tax benefit
Puerto Rico	$(88)	$(476)
United States	(25)	(372)
Foreign countries	(967)	(34)
Total deferred tax benefit	$(1,080)	$(882)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2020, the Company has $67.4 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of March 31, 2020, the gross deferred tax asset amounted to $19.8 million and the gross deferred tax liability amounted to $19.5 million, compared to $12.8 million and $15.0 million, respectively, as of December 31, 2019.

Note 12 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended March 31,
(Dollar amounts in thousands, except per share information)	2020	2019
Net income attributable to EVERTEC, Inc.’s common stockholders	$22,211	$26,644
Less: non-forfeitable dividends on restricted stock	6	6
Net income available to EVERTEC, Inc.’s common shareholders	$22,205	$26,638
Weighted average common shares outstanding	72,012,648	72,378,532
Weighted average potential dilutive common shares (1)	1,280,357	1,391,534
Weighted average common shares outstanding - assuming dilution	73,293,005	73,770,066
Net income per common share - basic	$0.31	$0.37
Net income per common share - diluted	$0.30	$0.36

(1)	Potential common shares consist of common stock issuable under the assumed release of restricted stock awards using the treasury stock method.

On February 20, 2020, the Company's Board declared a quarterly cash dividend of $0.05 per share of common stock, which was paid on April 3, 2020, to stockholders of record as of the close of business on March 4, 2020.

Note 13 – Commitments and Contingencies

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

Note 14 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(Dollar amounts in thousands)	2020	2019
Total revenues (1)(2)	$54,572	$49,030
Cost of revenues	$618	$523
Operating lease cost and other fees	$1,981	$2,128
Interest earned from affiliate
Interest income	$89	$28

(1)	Popular revenues as a percentage of total revenues were 45% and 41%, respectively, for each of the periods presented above.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.3 million for each of the periods presented above.

At March 31, 2020 and December 31, 2019, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	March 31, 2020	December 31, 2019
Cash and restricted cash deposits in affiliated bank	$58,445	$64,724
Other due to/from affiliate
Accounts receivable	$41,493	$39,095
Prepaid expenses and other assets	$5,341	$4,211
Operating lease right-of use assets	$19,751	$20,617
Other long-term assets	$43	$57
Accounts payable	$2,007	$7,250
Unearned income	$36,056	$35,489
Operating lease liabilities	$20,054	$20,905

Note 15 – Segment Information

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

In addition to the four operating segments described above, management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These areas could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these areas are aggregated and presented within the “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and Other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying unaudited condensed consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended March 31, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$29,887	$21,640	$25,121	$55,943	$(10,649)	$121,942
Operating costs and expenses	17,406	17,651	14,706	33,617	5,799	89,179
Depreciation and amortization	3,249	2,757	499	4,296	6,994	17,795
Non-operating income (expenses)	113	754	154	387	(962)	446
EBITDA	15,843	7,500	11,068	27,009	(10,416)	51,004
Compensation and benefits (2)	231	742	216	436	1,875	3,500
Transaction, refinancing and other fees (3)	—	—	—	—	1,786	1,786
Adjusted EBITDA	$16,074	$8,242	$11,284	$27,445	$(6,755)	$56,290

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.0 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software sale and developments of $1.6 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $5.1 million.

(2)	Primarily represents share-based compensation.

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

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software sale and developments of $2.1 million from Payment Services - Latin America to the Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $4.8 million.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended March 31,
(In thousands)	2020	2019
Total EBITDA	$51,004	$54,108
Less:
Income tax expense	4,518	3,809
Interest expense, net	6,416	7,292
Depreciation and amortization	17,795	16,273
Net income	$22,275	$26,734

Note 16 – Subsequent Events

On April 21, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 5, 2020 to stockholders of record as of the close of business on May 4, 2020. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2020 and 2019 and (ii) the financial condition as of March 31, 2020. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis, including the operations of its predecessor entities prior to the Merger (as defined below). EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), , EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Solutions Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC, EGM Ingeniería sin Fronteras, S.A.S. ("Place to Pay") and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Executive Summary

EVERTEC is a leading full-service transaction processing business in Puerto Rico, the Caribbean and Latin America, providing a broad range of merchant acquiring, payment services and business process management services. According to the September 2019 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region out of 11 offices, including our headquarters in Puerto Rico. We manage a system of electronic payment networks that process more than two billion transactions annually, and offer a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in all the regions we serve. In addition, we own and operate the ATH network, one of the leading personal identification number ("PIN") debit networks in Latin America. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

On June 30, 2016, the U.S. President signed into law PROMESA. PROMESA establishes a fiscal oversight and the Oversight Board comprised of seven voting members appointed by the President. The Oversight Board has broad budgetary and financial powers over Puerto Rico’s budget, laws, financial plans and regulations, including the power to approve restructuring agreements with creditors, file petitions for restructuring and reform the electronic system for the tax collection. The Oversight Board will have ultimate authority in preparing the government of Puerto Rico’s budget and any issuance of future debt by the government and its instrumentalities. In addition, PROMESA imposes an automatic stay on all litigation against Puerto Rico and its instrumentalities, as well as any other judicial or administrative actions or proceedings to enforce or collect claims against the government of Puerto Rico. On May 1, 2017, the automatic stay expired. Promptly after the expiration of the stay, creditors of the government of Puerto Rico filed various lawsuits involving defaults on more than $70 billion of bonds issued by Puerto Rico, having failed to reach a negotiated settlement on such defaults with the government of Puerto Rico during the period of the automatic stay. On May 3, 2017, the Oversight Board filed a voluntary petition of relief on behalf of the Commonwealth pursuant to Title III of PROMESA for the restructuring of the Commonwealth’s debt. Subsequently, the Oversight Board filed voluntary petitions of relief pursuant to Title III of PROMESA on behalf certain public corporations and instrumentalities. Title III is an in-court debt restructuring proceeding similar to protections afforded debtors under Chapter 11 of the United States Code (the “Bankruptcy Code”); the Bankruptcy Code is not available to the Commonwealth or its instrumentalities.

As the solution to the government of Puerto Rico’s debt crisis remains unclear, we continue to carefully monitor our receivables with the government as well as monitor general economic trends to understand the impact the crisis has on the economy of Puerto Rico and our card payment volumes. To date our receivables with the government of Puerto Rico and overall payment transaction volumes have not been significantly affected by the debt crisis, however we remain cautious.

With respect to the macroeconomic trends described above, management currently estimates that we will continue to experience a revenue attrition in Latin America of approximately $3 million to $4 million for previously disclosed migrations anticipated in 2020. The clients' decisions, which were made prior to 2015, for these anticipated migrations were driven by a variety of historical factors, the most important of which was customer service experience. Management believes that these customer decisions are unlikely to change; however, timing is subject to change based on customers’ conversion schedules.

Impact of COVID-19 Pandemic

In December 2019, the outbreak of a novel strain of coronavirus ("COVID-19") was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including every state and territory of the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and shortly thereafter, governmental authorities in Puerto Rico and the other countries in which EVERTEC operates declared states of emergency and implemented numerous public health measures to try to contain the virus, including lockdowns and curfews, school and business closures and restrictions on travel. COVID-19 presents material uncertainty and risk with respect to EVERTEC’s business, results of operations and cash flows, as well as with respect to changes in laws and regulations and government and regulatory policy. As the spread of the pandemic persists, entities are experiencing conditions often associated with a general economic downturn. The outbreak has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. COVID-19’s impact on global economies could have a material adverse effect on (among other things) the profitability, capital and liquidity of the Company, particularly if consumer spending levels are depressed for a prolonged period of time. While the rapid development and fluidity of the situation prevents management from having clear visibility into the medium and long-term impact, management believes possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s workforce, unavailability of products and supplies used in operations, a decline in the value of assets held by the Company, including, among other things, tangible and intangible long-lived assets, and increased levels in the Company's current expected credit loss reserve.

Given the uncertain and rapidly evolving situation, management has taken certain precautionary measures intended to help minimize the risk of COVID-19 to the Company, its employees, and customers, including the following:

•
The Company deployed its business continuity plan for the entire organization a few days before the government of Puerto Rico enacted a shelter in place directive on March 16, 2020. Since then, every country in which the Company operates has implemented some type of social distancing measures. Management expects that the Company's offices will remain closed for an undetermined period, until it is deemed safe by management to return and as permitted or advised by local authorities in each country where the Company operates;

•
In connection with the Company’s business continuity plan, we transitioned most of the Company’s employees to a work from home environment. For certain critical employees who are required to remain working on-site in order to, among other things, maintain network operations oversight functions, cash handling and other critical operations for our customers, we have implemented safety measures including administering daily temperature checks upon entering into the work site, providing protective gear, developing safe distancing spaces and increasing overall sanitation at our offices;

•
As a precautionary measure, to increase the Company's cash position and preserve its financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak, the Company drew down $30 million on its Senior Secured Revolving Facility on April 8, 2020;

•
On May 1, 2020, the Company commenced deferral of payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act"); management anticipates a $2.7 million deferral of payroll taxes during the allowed time;

•	Management identified additional expense reductions that are intended to be implemented as necessary; and

•	Management has suspended all non-essential travel for employees.

While the Company anticipates that the foregoing measures are temporary, management cannot predict their duration, and management may elect or need to take additional precautions as more information related to COVID-19 becomes available, including with respect to employees, customers, and relationships with the Company's business partners. The extent to which the COVID-19 pandemic and EVERTEC’s precautionary measures in response to, may impact the Company’s business, financial condition or results of operations will depend on the ongoing developments to the COVID-19 pandemic and its direct and indirect consequences, all of which are highly uncertain and cannot be predicted at this time.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	Three months ended March 31,
In thousands	2020	2019	Variance 2020 vs. 2019

Revenues	$121,942	$118,836	$3,106	3%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	54,067	50,019	4,048	8%
Selling, general and administrative expenses	17,317	15,139	2,178	14%
Depreciation and amortization	17,795	16,273	1,522	9%
Total operating costs and expenses	89,179	81,431	7,748	10%
Income from operations	$32,763	$37,405	$(4,642)	(12)%

Revenues

Total revenues for the three months ended March 31, 2020 increased by $3.1 million or 3% to $121.9 million when compared to the prior year period. The increase is the result of overall growth during the first two months of the quarter, partially offset by the prior year recognition of a $2.7 million one-time benefit from the completion of a project, as well as the slowdown in transactional revenue in the last weeks of March as a consequence of COVID-19. We currently expect that the COVID-19 pandemic will impact our revenues for the three months ending June 30, 2020 more significantly than the three months ended March 31, 2020.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 amounted to $54.1 million, an increase of $4.0 million or 8% when compared to the prior year period. The increase is primarily related to an increase in salaries and compensation costs, driven by increased headcount, coupled with increases in professional services related to programming fees and increases in cloud services.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2020 increased by $2.2 million or 14% when compared to the same period in the prior year. The increase is primarily related to higher professional services.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2020 amounted to $17.8 million, an increase of $1.5 million or 9% when compared to the prior year period. The increase is related to higher capital expenditures in the prior year and higher depreciation and amortization of software assets put into production in the prior year.

Non-Operating Income (Expenses)

	Three months ended March 31,
In thousands	2020	2019	Variance 2020 vs. 2019

Interest income	$363	$259	$104	40%
Interest expense	(6,779)	(7,551)	772	(10)%
Earnings of equity method investment	338	222	116	52%
Other income (expenses)	108	208	(100)	(48)%
Total non-operating expenses	$(5,970)	$(6,862)	$892	(13)%

Non-operating expenses for the three months ended March 31, 2020 decreased by $0.9 million to $6.0 million when compared to the prior year period. The decrease is mainly related to a $0.8 million decrease in interest expense, resulting from the scheduled amortization of debt and a reduction in interest rates.

Income Tax Expense

	Three months ended March 31,
In thousands	2020	2019	Variance 2020 vs. 2019
Income tax expense	$4,518	$3,809	$709	19%

Income tax expense for the three months ended March 31, 2020 amounted to $4.5 million, an increase of $0.7 million when compared to the same period in the prior year. The effective tax rate for the period was 16.9%, compared with 12.5% in the 2019 period. The increase in the effective tax rate primarily reflects the impact of COVID-19 on the mix of business as well as a discrete tax item of approximately $0.5 million. Additionally, there may be some quarter-to-quarter volatility of our effective tax rate in future quarters as our mix of income from multiple tax jurisdictions and related income forecasts change due to the potential effects of COVID-19.

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

In addition to the four operating segments described above, management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These areas could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these areas are aggregated and presented within the “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and Other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying unaudited condensed consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Comparison of the three months ended March 31, 2020 and 2019

Payment Services - Puerto Rico & Caribbean

	Three months ended March 31,
In thousands	2020	2019
Revenues	$29,887	$32,017
Adjusted EBITDA	16,074	21,263
Adjusted EBITDA Margin	53.8%	66.4%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended March 31, 2020 decreased by $2.1 million to $29.9 million when compared to the 2019 period. The decrease in revenues was driven by the absence of the revenue from a one-time project in the prior year of $2.7 million and a decline in transaction volumes due to the impact of COVID-19, partially offset by incremental revenue recognized from new services. Adjusted EBITDA decreased by $5.2 million to $16.1 million primarily due to lower revenue, higher operating expenses related to post-implementation costs from an electronic benefits project, and higher costs of sales directly related to new services.

Payment Services - Latin America

	Three months ended March 31,
In thousands	2020	2019
Revenues	$21,640	$20,831
Adjusted EBITDA	8,242	8,256
Adjusted EBITDA Margin	38.1%	39.6%

Payment Services - Latin America segment revenues for the three months ended March 31, 2020 increased $0.8 million to $21.6 million driven mainly by the acquisition of PlacetoPay in December 2019, as well as organic growth. The increase in revenues is partially offset by client attrition, negative impact from foreign exchange losses, in part due to COVID-19, and the absence of a one-time benefit from an intercompany license in the prior year. Adjusted EBITDA had a slight decrease when compared to the prior year period primarily due to the revenue associated to the one-time intercompany license revenue in the prior year.

Merchant Acquiring

	Three months ended March 31,
In thousands	2020	2019
Revenues	$25,121	$25,974
Adjusted EBITDA	11,284	11,965
Adjusted EBITDA Margin	44.9%	46.1%

Merchant Acquiring segment revenues for the three months ended March 31, 2020 decreased $0.9 million to $25.1 million primarily driven by lower sales volumes and a decline in spread during late March as a result of COVID-19. Adjusted EBITDA decreased $0.7 million reflecting the impact of lower transactional revenue and the shift in the mix of business towards industries with lower spread in the last weeks of March.

Business Solutions

	Three months ended March 31,
In thousands	2020	2019
Revenues	$55,943	$51,364
Adjusted EBITDA	27,445	23,048
Adjusted EBITDA Margin	49.1%	44.9%

Business Solutions segment revenues for the three months ended March 31, 2020 increased $4.6 million to $55.9 million. Revenue growth in the segment was driven by new services for Popular and other one-time project implementations completed during the period of approximately $1.5 million. Adjusted EBITDA increased $4.4 million to $27.4 million compared to the prior year as a result of higher revenues.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, and acquisitions. We also have a $125.0 million Revolving Facility, of which $116.9 million was available for borrowing as of March 31, 2020. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of March 31, 2020, we had cash and cash equivalents of $103.5 million, of which $57.9 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, dividend payments, share repurchases, debt service, acquisitions and other transactions as opportunities present themselves.

Based on our current level of operations, we believe our cash flows from operations and the available secured Revolving Facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses, dividend payments, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which may be affected by general economic, financial and other factors beyond our control.

	Three months ended March 31,
(In thousands)	2020	2019

Cash provided by operating activities	$33,925	$29,339
Cash used in investing activities	(9,412)	(13,956)
Cash used in financing activities	(31,358)	(15,628)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	$828	$—
Increase in cash, cash equivalents and restricted cash	$(6,017)	$(245)

Net cash provided by operating activities for the three months ended March 31, 2020 was $33.9 million compared to $29.3 million for the corresponding period in 2019. The $4.6 million increase in cash provided by operating activities is primarily driven by more cash received from accounts receivable driven by collections from customers and less cash used in income tax payments.

Net cash used in investing activities for the three months ended March 31, 2020 was $9.4 million compared to $14.0 million for the corresponding period in 2019. The $4.5 million decrease is attributable to lower capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2020 was $31.4 million compared to $15.6 million for the corresponding period in 2019. The $15.7 million increase was mainly attributed to a $20.6 million paydown of long-term debt during the period, as well as a $15.0 million draw to our revolving facility in prior year. The increase was partially offset by a decrease in cash used to repurchase common stock by $10.2 million, a decrease in cash used for dividend payments as quarterly dividend payments were made on April 3, 2020, and a $3.2 million decrease in cash used for payment of statutory withholding taxes for share-based compensation.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $9.4 million and $14.0 million, respectively, during the three months ended March 31, 2020 and 2019. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 20, 2020, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock, which was paid on April 3, 2020 to stockholders of record as of the close of business on March 4, 2020.

On April 21, 2020, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 5, 2020 to stockholders of record as of the close of business on May 4, 2020. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Financial Obligations

Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement providing for the secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 (the “2023 Term A Loan”), a $325.0 million term loan B facility that matures on November 27, 2024 (the “2024 Term B Loan”), and a $125.0 million revolving credit facility (the “Revolving Facility”) that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”).

The 2018 Credit Agreement require mandatory repayment of outstanding principal balances based on a percentage of excess cash flows provided that no such payment shall be due if the resulting amount of the excess cash flows multiplied by the applicable percentage is less than $10 million. On March 5, 2020, the Company repaid $17.0 million as a result of excess cash flows for the year ended December 31, 2019.

The unpaid principal balance at March 31, 2020 of the 2023 Term A Loan and the 2024 Term B Loan was $198.3 million and $311.9 million, respectively. The additional borrowing capacity under our Revolving Facility at March 31, 2020 was $116.9 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility. On April 8, 2020, the Company drew down $30 million on its Revolving Credit Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of March 31, 2020 and December 31, 2019, the outstanding principal balance of the notes payable was $1.5 million and $2.4 million, respectively. The current portion of these notes, which totaled $0.8 million as of March 31, 2020, is included in accounts payable and the long-term portion is included in other long-term liabilities in the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of March 31, 2020, the Company had two interest rate swap agreements, entered into in December 2015 and December 2018, both of which convert a portion of the interest rate payments on the Company's 2024 Term B loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2015 Swap	January 2017	April 2020	$200 million	1-month LIBOR	1.9225%
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for these transactions as cash flow hedges.

As of March 31, 2020 and December 31, 2019, the carrying amount of derivatives was $27.4 million and $14.5 million, respectively, and is included in the other long-term liabilities on the Company's unaudited condensed consolidated balance sheets. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.
During the three months ended March 31, 2020, the Company reclassified gains of $0.2 million from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $4.7 million from accumulated other comprehensive loss into interest expense over the next 12 months.
The cash flow hedges are considered highly effective.

Covenant Compliance

As of March 31, 2020, our secured leverage ratio was 1.99 to 1.00, as determined in accordance with the 2018 Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our 2018 Credit Agreement.

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted to exclude unusual items and other adjustments described below. Adjusted EBITDA by segment is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with ASC Topic 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. We define “Adjusted Net Income” as net income adjusted to exclude unusual items and other adjustments described below. We define “Adjusted Earnings per common share” as Adjusted Net Income divided by diluted shares outstanding.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended March 31,		Twelve months ended
(Dollar amounts in thousands, except per share information)	2020	2019	March 31, 2020
Net income	$22,275	$26,734	$99,241
Income tax expense	4,518	3,809	13,684
Interest expense, net	6,416	7,292	26,718
Depreciation and amortization	17,795	16,273	69,604
EBITDA	51,004	54,108	209,247
Equity income (1)	(338)	(222)	(567)
Compensation and benefits (2)	3,500	3,439	13,859
Transaction, refinancing and other fees (3)	2,124	271	2,351
Adjusted EBITDA	56,290	57,596	224,890
Operating depreciation and amortization (4)	(9,477)	(7,965)	(36,392)
Cash interest expense, net (5)	(6,010)	(7,132)	(25,894)
Income tax expense (6)	(7,178)	(5,300)	(22,117)
Non-controlling interest (7)	(92)	(112)	(327)
Adjusted net income	$33,533	$37,087	$140,160
Net income per common share (GAAP):
Diluted	$0.30	$0.36
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.46	$0.50
Shares used in computing adjusted earnings per common share:
Diluted	73,293,005	73,770,066

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO"), net of dividends received.

2)	Primarily represents share-based compensation and severance payments.

3)	Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses.

4)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.

5)
Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.

6)	Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discrete items.

7)	Represents the 35% non-controlling equity interest in Evertec Colombia, net of amortization for intangibles created as part of the purchase.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. With the exception of the letters of credit issued against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility, as of March 31, 2020, the Company did not have any off-balance sheet items.

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

Interest Rate Risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B Loan is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of March 31, 2020, under the secured credit facilities, would increase our annual interest expense by approximately $3.1 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015 and December 2018, we entered into interest rate swap agreements which convert a portion of our outstanding variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major US based financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 6 of the Unaudited Condensed Consolidated Financial Statements for additional information related to the senior secured credit facilities.

Foreign Exchange Risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. As of March 31, 2020, the Company had $25.2 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $16.9 million at December 31, 2019. Unfavorable foreign currency translation adjustments at March 31, 2020 were impacted by the atypical volatility of foreign currencies brought on by the unstable macroeconomic conditions resulting from the COVID-19 pandemic.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of COVID-19, the majority of our global workforce shifted to a primarily work from home environment beginning in March 2020. This change to remote working was rapid and included both our employees in Puerto Rico as well as our workforce across all regions in which we operate. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, the Company has not identified any material changes in the Company’s internal control over financial reporting as a result from this new way of work. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Item 1A. Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to those risk factors and the other information included elsewhere in this report, investors should carefully consider the risk factors discussed below.

The outbreak of COVID-19 has had, and may have continue to have, a negative impact on the global economy and on our business, operations and results

The novel strain of coronavirus (COVID-19) first identified in Wuhan, China has now spread to nearly all regions around the world (including the markets where we conduct business) and was declared a pandemic by the World Health Organization on March 11, 2020. The outbreak, and measures taken to contain or mitigate it, have had dramatic adverse consequences for the economy, including on demand, operations, supply chains and financial markets. The nature and scope of the consequences to date are difficult to evaluate precisely, and their future course is impossible to predict with confidence. As such, COVID-19 has already had several significant effects on our business and our financial condition. The effects to date have included but are not limited to the following:

•	Significant decline in sales volumes and sales volumes mix in our Merchant Acquiring business;

•	Decreased number of POS and ATM transactions, and other services (e.g. Lockbox, ACH) affecting our Payments Services - Puerto Rico & Caribbean segment;

•
Changes in consumer behavior resulting from COVID-19, such as decreased consumer confidence and negative trends in consumer purchase patterns due to consumers’ disposable income, credit available and debt levels;

•	Decreased productivity due to travel bans, remote working policies or shelter-in-place orders; and

•	A slowdown of global economic activity, which has significantly impacted our customers, due to the crisis and governmental responses to the crisis.

Most of these effects began in mid-March and have continue to date, so the effects on the second quarter are likely to be more significant.

The effects of the COVID-19 crisis to our business could be aggravated if the crisis continues, and we could also see additional impacts that might include the following:

•	Lower than normal sales volumes and sales volumes mix in our merchant acquiring business;

•	Continued decreased number of POS and ATM transactions, and other services affecting our Payments Services - Puerto Rico & Caribbean segment;

•
The revenue streams for certain lines of business in the Business Solutions segment may be adversely affected, including but not limited to core banking, network services, IT consulting, cash processing and item processing, among others;

•	Reduced transactional revenue in our Payments Services - Latin America segment;

•	Impairments in our ability to deliver key projects on time, which may have an impact on our revenue for all segments during 2020 and beyond;

•
Negative effects of general macroeconomic conditions on consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic, including significant reductions in consumer spending, which would result in a loss of profits and other material adverse effects;

•
Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by the temporary inability of consumers to purchase or use our products due to illness or quarantine, which would result in a loss of profits and other material adverse effects; and

•
The impact of public concern regarding the risk of contracting COVID-19 on demand from consumers, including due to consumers not leaving their homes or otherwise shopping in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic, which would result in a loss of profits and other material adverse effects

If these effects are sustained, they could have accounting consequences such as impairments of tangible and intangible long-lived assets. They could affect our ability to operate effective internal control over financial reporting. They could also affect our ability to execute our expansion plans or invest in product development.

The adverse effect on our business, operations, or financial results of any of the matters described above could be material.
The future impact of the COVID-19 crisis on our business, operations, or financial results is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to:

•	the duration, scope, and severity of the COVID-19 pandemic;

•	the disruption or delay of production and delivery of materials and products in our supply chain;

•	the impact of travel bans, work-from-home policies, or shelter-in-place orders;

•	the temporary or prolonged shutdown of manufacturing facilities or retail stores and decreased retail traffic;

•	staffing shortages;

•
general economic, financial, and industry conditions, particularly conditions relating to liquidity, financial performance, and related credit issues in all sectors of the economy (including but not limited to the retail sector), which may be amplified by the effects of COVID-19; and

•
the short, medium and long-term effects of COVID-19 on the global economy, particularly in the countries where we operate, including on consumer confidence and spending, unemployment and bankruptcy rates, financial markets and the availability of credit to us, our suppliers and our customers in the event that the extension of additional credit becomes necessary due to the continuation of the current state of affairs for a prolonged and undetermined period of time.

Remote work increases our risk of experiencing a material cyber-attack or other security-related incidents

To mitigate the spread of COVID-19, we have transitioned a significant subset of our employee population to a remote work environment, which may exacerbate various cybersecurity risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information. See the risk factor titled “We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business” in our 2019 Form 10-K for more details.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three months period ended March 31, 2020:

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
3/1/2020-3/31/2020	336,022	$21.73	336,022
Total	336,022	$21.73	336,022	$23,196,639

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 27, 2020, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Joaquín A. Castrillo, Rodrigo Del Castillo, Paola Pérez, Carlos J. Ramírez, Luis A. Rodríguez, Guillermo Rospigliosi, Philip E. Steurer, and Miguel Vizcarrondo.

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

EVERTEC, Inc. (Registrant)

Date: May 8, 2020	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: May 8, 2020	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)