Form 10-Q
period 2020-06-30
EVERTEC, Inc.
filed 2020-08-05
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

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
At July 23, 2020, there were 71,862,860 outstanding shares of common stock of EVERTEC, Inc.

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

•	the aftermath of Hurricanes Irma and Maria and their continued impact on the economies of Puerto Rico and the Caribbean;

•	the possibility of future catastrophic hurricanes affecting Puerto Rico and/or the Caribbean, as well as other potential natural disasters;

•	uncertainty related to the effect of the discontinuation of the London Interbank Offered Rate at the end of 2021;

•	the nature, timing and amount of any restatement; and

•
the impact of a novel strain of coronavirus ("COVID-19"), and measures taken in response to the outbreak, on our revenues, net income and liquidity due to current and future disruptions in operations as well as the macroeconomic instability caused by the pandemic.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except for share information)

	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$146,920	$111,030
Restricted cash	22,170	20,091
Accounts receivable, net	91,744	106,812
Prepaid expenses and other assets	42,177	38,085
Total current assets	303,011	276,018
Investment in equity investee	12,355	12,288
Property and equipment, net	41,199	43,791
Operating lease right-of-use asset	27,294	29,979
Goodwill	395,625	399,487
Other intangible assets, net	224,605	241,937
Deferred tax asset	2,910	2,131
Net investment in leases	457	722
Other long-term assets	4,281	5,323
Total assets	$1,011,737	$1,011,676
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$54,756	$58,160
Accounts payable	28,698	39,165
Unearned income	22,103	20,668
Income tax payable	10,874	6,298
Current portion of long-term debt	14,250	14,250
Short-term borrowings	15,000	—
Current portion of operating lease liability	5,806	5,773
Total current liabilities	151,487	144,314
Long-term debt	487,572	510,947
Deferred tax liability	2,569	4,261
Unearned income - long term	28,679	28,437
Operating lease liability - long-term	21,888	24,679
Other long-term liabilities	40,574	27,415
Total liabilities	732,769	740,053
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,862,860 shares issued and outstanding as of June 30, 2020 (December 31, 2019 - 72,000,261)	719	720
Additional paid-in capital	3,568	—
Accumulated earnings	320,382	296,476
Accumulated other comprehensive loss, net of tax	(49,784)	(30,009)
Total EVERTEC, Inc. stockholders’ equity	274,885	267,187
Non-controlling interest	4,083	4,436
Total equity	278,968	271,623
Total liabilities and equity	$1,011,737	$1,011,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenues (affiliates Note 14)	$117,937	$122,548	$239,879	$241,384

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	56,979	52,601	111,046	102,620
Selling, general and administrative expenses	17,529	15,064	34,846	30,203
Depreciation and amortization	17,839	17,195	35,634	33,468
Total operating costs and expenses	92,347	84,860	181,526	166,291
Income from operations	25,590	37,688	58,353	75,093
Non-operating (expenses) income
Interest income	373	257	736	516
Interest expense	(6,183)	(7,373)	(12,962)	(14,924)
Earnings of equity method investment	193	133	531	355
Other income (expense)	172	(1,079)	280	(871)
Total non-operating expenses	(5,445)	(8,062)	(11,415)	(14,924)
Income before income taxes	20,145	29,626	46,938	60,169
Income tax expense	4,520	2,489	9,038	6,298
Net income	15,625	27,137	37,900	53,871
Less: Net income attributable to non-controlling interest	141	79	205	169
Net income attributable to EVERTEC, Inc.’s common stockholders	15,484	27,058	37,695	53,702
Other comprehensive income (loss), net of tax of $(2), $(617), $(1,087) and $(1,001)
Foreign currency translation adjustments	1,067	2,325	(7,238)	4,290
Loss on cash flow hedges	(678)	(6,042)	(12,537)	(10,097)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$15,873	$23,341	$17,920	$47,895
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.22	$0.38	$0.52	$0.74
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.21	$0.37	$0.52	$0.73

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	72,000,261	$720	$—	$296,476	$(30,009)	$4,436	$271,623
Share-based compensation recognized	—	—	3,483	—	—	—	3,483
Repurchase of common stock	(336,022)	(3)	(775)	(6,522)	—	—	(7,300)
Restricted stock units delivered, net of cashless	201,066	2	(2,708)	—	—	—	(2,706)
Net income	—	—	—	22,211	—	64	22,275
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,600)	—	—	(3,600)
Other comprehensive loss	—	—	—	—	(20,164)	(853)	(21,017)
Cumulative adjustment for the implementation of ASU 2016-13	—	—	—	(74)	—	—	(74)
Balance at March 31, 2020	71,865,305	719	—	308,491	(50,173)	3,647	262,684
Share-based compensation recognized	—	—	3,639	—	—	—	3,639
Repurchase of common stock	—	—	—	—	—	—	—
Restricted stock units delivered, net of cashless	(2,445)	—	(71)	—	—	—	(71)
Net income	—	—	—	15,484	—	141	15,625
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,593)	—	—	(3,593)
Other comprehensive income	—	—	—	—	389	295	684
Balance at June 30, 2020	71,862,860	$719	$3,568	$320,382	$(49,784)	$4,083	$278,968

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	72,378,710	$723	$5,783	$228,742	$(23,789)	$4,147	$215,606
Share-based compensation recognized	—	—	3,279	—	—	—	3,279
Repurchase of common stock	(618,573)	(6)	(3,129)	(14,351)	—	—	(17,486)
Restricted stock units delivered	507,308	5	(5,933)	—	—	—	(5,928)
Net income	—	—	—	26,644	—	90	26,734
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,617)	—	—	(3,617)
Other comprehensive loss	—	—	—	—	(2,090)	—	(2,090)
Balance at March 31, 2019	72,267,445	722	—	237,418	(25,879)	4,237	216,498
Share-based compensation recognized	—	—	3,436	—	—	—	3,436
Repurchase of common stock	(368,293)	(4)	(3,201)	(7,505)	—	—	(10,710)
Restricted stock units delivered	38,364	1	(235)	—	—	—	(234)
Net income	—	—	—	27,058	—	79	27,137
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,610)	—	—	(3,610)
Other comprehensive loss	—	—	—	—	(3,717)	—	(3,717)
Balance at June 30, 2019	71,937,516	719	—	253,361	(29,596)	4,316	228,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$37,900	$53,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,634	33,468
Amortization of debt issue costs and accretion of discount	1,074	835
Operating lease amortization	2,890	3,579
Provision for expected credit losses and sundry losses	922	2,884
Deferred tax benefit	(1,214)	(1,821)
Share-based compensation	7,122	6,715
Loss on disposition of property and equipment and other intangibles	193	645
Earnings of equity method investment	(531)	(355)
Decrease (increase) in assets:
Accounts receivable, net	14,387	5,384
Prepaid expenses and other assets	(4,102)	(5,833)
Other long-term assets	1,141	(3,060)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(13,653)	(17,955)
Income tax payable	4,988	(4,713)
Unearned income	2,817	4,004
Operating lease liabilities	(3,281)	(2,877)
Other long-term liabilities	965	1,179
Total adjustments	49,352	22,079
Net cash provided by operating activities	87,252	75,950
Cash flows from investing activities
Additions to software	(11,833)	(20,023)
Property and equipment acquired	(6,614)	(15,625)
Proceeds from sales of property and equipment	—	29
Net cash used in investing activities	(18,447)	(35,619)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(2,777)	(6,162)
Net borrowings under Revolving Facility	15,000	—
Repayment of short-term borrowings for purchase of equipment and software	(1,553)	(818)
Dividends paid	(7,193)	(7,227)
Repurchase of common stock	(7,300)	(28,196)
Repayment of long-term debt	(24,123)	(7,125)
Net cash used in financing activities	(27,946)	(49,528)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(2,890)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	37,969	(9,197)
Cash, cash equivalents and restricted cash at beginning of the period	131,121	86,746
Cash, cash equivalents and restricted cash at end of the period	$169,090	$77,549
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$146,920	$64,025
Restricted cash	22,170	13,524
Cash, cash equivalents and restricted cash	$169,090	$77,549
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,352	$14,646
Cash paid for income taxes	4,579	10,085
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	1,484	5,238
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine ("ATM") and personal identification number ("PIN") debit networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in all the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely. EVERTEC's common stock is listed under the ticker symbol "EVTC" on the New York Stock Exchange.

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

Given the uncertain and rapidly evolving situation, management has taken certain precautionary measures intended to help minimize the risk of COVID-19 to the Company, its employees, and customers, including the following:

•
The Company deployed its business continuity plan for the entire organization a few days before the government of Puerto Rico enacted a shelter-in-place directive on March 16, 2020. Since then, every country in which the Company operates has implemented some type of social distancing measures. Management expects that most of our employees will remain working remotely for an undetermined period, until it is deemed safe by management to return to our offices and as permitted or advised by local authorities in each country where the Company operates;

•
In connection with the Company's business continuity plan, the Company transitioned most of its employees to a work from home environment. For certain critical employees who are required to remain working on-site in order to, among other things, maintain network operations oversight functions, cash handling and other critical operations for our customers, we have implemented safety measures including administering daily temperature checks upon entry into the work site, providing protective gear, developing safe social distancing workspaces and increasing overall sanitation at our offices;

•
As a precautionary measure, to increase the Company's cash position and preserve its financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak, the Company drew down $30 million on its Revolving Facility (see Note 6) in April. The Company fully repaid the Revolving Facility since then;

•
On May 1, 2020, the Company commenced deferral of payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act"); management anticipates a $2.7 million deferral of payroll taxes during the allowed time under the CARES Act. Through June 30, 2020, the Company has deferred payroll taxes amounting to $0.8 million;

•	Management identified additional expense reductions that are intended to be implemented as necessary; and

•	Management has suspended all non-essential travel for employees.

While the Company anticipates that the foregoing measures are temporary, management cannot predict their duration, and management may elect or need to take additional precautions as more information related to COVID-19 becomes available, as may be required by governmental authorities, or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. The extent to which the COVID-19 pandemic and EVERTEC’s precautionary measures in response to it, may impact the Company’s business, financial condition or results of operations will depend on the ongoing developments related to the pandemic and its direct and indirect consequences, all of which are highly uncertain and cannot be predicted at this time.

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

In November 2018, the FASB issued updated guidance to clarify the interaction between the guidance for collaborative arrangements and the updated revenue recognition guidance. The amendments in this update, among other things, provide guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under ASC Topic 606, Revenue from Contracts with Customers. The Company adopted the amendments in this update effective January 1, 2020. All contracts after this date are being evaluated under the updated guidance.

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

Note 3 – Current Expected Credit Losses

Allowance for Current Expected Credit Losses

The Company has only one type of financial asset that is subject to the expected credit loss model, which is trade receivables from contracts with customers. While contract assets and net investments in leases are also subject to the impairment requirements of ASC Topic 326, the impairment loss identified for these financial assets is immaterial to the consolidated financial statements.

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

•
The Company has two main industry sectors: private and governmental. The private pool is comprised mainly of leading financial institutions, merchants and corporations, while the governmental pool is comprised by government agencies. The governmental customers possess different risk characteristics than private customers because although all invoices are due every 30 days, governmental customers usually pay within 60 to 90 days after issuance (i.e., between 30 to 60 more days than private customers). The Company provides to its customers a broad range of merchant acquiring, payment services and business process management services, which constitute mission-critical technology solutions enabling customers to issue, process and accept transactions securely.

•
The expected credit loss rate is likely to increase as receivables move to older aging buckets. The Company used the following aging categories to estimate the risk of delinquency status: (i) 0 days past due; (ii) 1-30 days past due; (iii) 31-60 days past due; (iv) 61-90 days past due; and (v) over 90 days past due.

The credit losses of the Company’s trade receivables have been historically low and most balances are collected within one year. Therefore, the Company determined that the expected loss rates should be calculated using the historical loss rates adjusted by macroeconomic factors. The historical rates are calculated for each of the aging categories used for pooling trade receivables. To determine the collected portion of each bucket, the collection time of each trade receivable is identified, to estimate the proportion of outstanding balances per aging bucket that ultimately will not be collected. This is used to determine the expectation of losses based on the history of uncollected trade receivables once the specific past due period is surpassed. The historical rates are adjusted to reflect current and forward-looking information on macroeconomic factors affecting the ability of customers to settle the receivables by applying a country risk premium as the forward-looking macroeconomic factor. Specific reserves are established for certain customers for which collection is doubtful.

Rollforward of the Allowance for Expected Current Credit Losses

The activity in the allowance for expected current credit losses on trade receivables during the period from January 1, 2020 to June 30, 2020, was as follows:

(In thousands)	June 30, 2020
Balance at beginning of period	$3,460
Current period provision for expected credit losses	713
Write-offs	(1,427)
Recoveries of amounts previously written-off	3
Balance at end of period	$2,749

The Company does not have a delinquency threshold for writing-off trade receivables. The Company has a formal process for the review and approval of write-offs.

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

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2020	December 31, 2019
Buildings	30	$1,515	$1,542
Data processing equipment	3 - 5	119,100	116,950
Furniture and equipment	3 - 20	7,138	6,936
Leasehold improvements	5 -10	3,015	2,814
		130,768	128,242
Less - accumulated depreciation and amortization		(90,881)	(85,780)
Depreciable assets, net		39,887	42,462
Land		1,312	1,329
Property and equipment, net		$41,199	$43,791

Depreciation and amortization expense related to property and equipment for three and six months ended June 30, 2020 amounted to $4.3 million and $8.5 million, respectively, compared to $4.3 million and $8.3 million for the corresponding periods in 2019.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 15):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2019	$160,972	$54,571	$138,121	$45,823	$399,487
Foreign currency translation adjustments	—	(3,862)	—	—	(3,862)
Balance at June 30, 2020	$160,972	$50,709	$138,121	$45,823	$395,625

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss is recorded for the excess of the carrying value over the fair value, limited to the recorded balance of goodwill. In the first half of 2020, global equity markets conditions deteriorated in reaction to the COVID-19 pandemic resulting in a corresponding decrease in the Company's stock price and market capitalization. As a result, management performed assessments as to whether the fair value of reporting units was less than carrying value as of June 30, 2020 and concluded that it was more likely than not that the fair value continued to be in excess of the carrying value for all reporting units. No impairment losses were recognized as of June 30, 2020.

The carrying amount of other intangible assets at June 30, 2020 and December 31, 2019 was as follows:

		June 30, 2020
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,756	$(233,324)	$110,432
Trademarks	10 - 15	41,919	(34,262)	7,657
Software packages	3 - 10	267,204	(180,477)	86,727
Non-compete agreement	15	56,539	(36,750)	19,789
Other intangible assets, net		$709,418	$(484,813)	$224,605

		December 31, 2019
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$344,883	$(220,434)	$124,449
Trademarks	2 - 15	42,025	(32,456)	9,569
Software packages	3 - 10	256,220	(169,974)	86,246
Non-compete agreement	15	56,539	(34,866)	21,673
Other intangible assets, net		$699,667	$(457,730)	$241,937

Amortization expense related to other intangibles for the three and six months ended June 30, 2020 amounted to $13.5 million and $27.1 million, respectively, compared to $12.9 million and $25.1 million for the corresponding periods in 2019.

The estimated amortization expense of the balances outstanding at June 30, 2020 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2020	$25,563
2021	47,008
2022	41,727
2023	36,783
2024	28,458

Note 6 – Debt and Short-Term Borrowings

Total debt at June 30, 2020 and December 31, 2019 follows:

(In thousands)	June 30, 2020	December 31, 2019
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$194,058	$207,261
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	307,764	317,936
Senior Secured Revolving Credit Facility(2)	15,000	—
Note payable due April 30, 2021(1)	111	175
Note payable due January 1, 2022(1)	1,373	2,231
Total debt	$518,306	$527,603

(1)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(2)	Applicable margin of 1.75% at June 30, 2020 and 2.00% at December 31, 2019.

(3)	Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at June 30, 2020 and December 31, 2019.

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

The 2018 Credit Agreement requires mandatory repayment of outstanding principal balances based on a percentage of excess cash flow, provided that no such payment shall be due if the resulting amount of the excess cash flow multiplied by the applicable percentage is less than $10 million. On March 5, 2020, in connection with this mandatory repayment clause, the Company repaid $17.0 million as a result of excess cash flow calculation performed for the year ended December 31, 2019.

The unpaid principal balance at June 30, 2020 of the 2023 Term A Loan and the 2024 Term B Loan was $195.5 million and $311.1 million, respectively. The additional borrowing capacity under our Revolving Facility at June 30, 2020 was $86.7 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of June 30, 2020 and December 31, 2019, the outstanding principal balance of the notes payable was $1.5 million and $2.4 million, respectively. The current portion of these notes is included in accounts payable and the long-term portion is included in other long-term liabilities in the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of June 30, 2020, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

Additionally, the Company had an interest rate swap agreement that matured in April 2020, with a notional amount of $200 million and a fixed rate of 1.9225%. The Company accounted for this swap as a cash flow hedge from inception to maturity.

As of June 30, 2020 and December 31, 2019, the carrying amount of derivatives included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets was $28.1 million and $14.5 million, respectively. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and six months ended June 30, 2020, the Company reclassified losses of $1.4 million and $1.6 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $6.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The Company's interest rate swaps are the only financial instruments measured at fair value on a recurring basis. The fair value is estimated using Level 2 inputs under the fair value hierarchy. These derivatives were in a liability position with balances of $28.1 million and $14.5 million as of June 30, 2020 and December 31, 2019, respectively.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$28,123	$28,123	$14,452	$14,452
2023 Term A Loan	194,058	187,439	207,261	206,388
2024 Term B Loan	307,764	300,105	317,936	324,163

The fair values of the term loans at June 30, 2020 and December 31, 2019 were obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Future estimates of fair value may be negatively impacted by market reactions to COVID-19. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the six months ended June 30, 2020:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance - December 31, 2019, net of tax	$(16,872)	$(13,137)	$(30,009)
Other comprehensive loss before reclassifications	(7,238)	(14,110)	(21,348)
Effective portion reclassified to net income	—	1,573	1,573
Balance - June 30, 2020, net of tax	$(24,110)	$(25,674)	$(49,784)

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the three months ended March 31, 2018, 2019 and 2020, the Compensation Committee of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2018 LTIP, 2019 LTIP and 2020 LTIP, respectively, all under the terms of the Company's 2013 Equity Incentive Plan. Under the LTIPs, the Company granted restricted stock units to eligible participants as time-based awards and/or performance-based awards.

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

The following table summarizes nonvested restricted shares and RSUs activity for the six months ended June 30, 2020:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2019	1,592,755	$20.71
Forfeited	(147,136)	19.18
Vested	(337,452)	26.24
Granted	413,733	31.62
Nonvested at June 30, 2020	1,521,900	$23.83

For the three and six months ended June 30, 2020, the Company recognized $3.6 million and $7.1 million of share-based compensation expense, compared with $3.4 million and $6.7 million for the corresponding periods in 2019.

As of June 30, 2020, the maximum unrecognized cost for restricted stock and RSUs was $23.6 million. The cost is expected to be recognized over a weighted average period of 2.1 years.

Note 10 – Revenues

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

In the following tables, revenue for each segment is disaggregated by timing of revenue recognition for the periods indicated.

	Three months ended June 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$32	$206	$—	$2,765	$3,003
Products and services transferred over time	19,553	17,887	24,765	52,729	114,934
	$19,585	$18,093	$24,765	$55,494	$117,937

	Three months ended June 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$115	$121	$—	$2,774	$3,010
Products and services transferred over time	20,585	19,751	26,793	52,409	119,538
	$20,700	$19,872	$26,793	$55,183	$122,548

	Six months ended June 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$37	$637	$—	$3,062	$3,736
Products and services transferred over time	40,186	37,696	49,886	108,375	236,143
	$40,223	$38,333	$49,886	$111,437	$239,879

	Six months ended June 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$2,792	$191	$—	$3,651	$6,634
Products and services transferred over time	40,658	38,429	52,767	102,896	234,750
	$43,450	$38,620	$52,767	$106,547	$241,384

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	June 30, 2020
December 31, 2019	$1,191
Services transferred to customers	1,849
Transfers to accounts receivable	(826)
June 30, 2020	$2,214

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at June 30, 2020 amounted to $91.7 million. Unearned income and unearned income - long term, which refer to contract liabilities, at June 30, 2020 amounted to $22.1 million and $28.7 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting or managed services. During the three and six months ended June 30, 2020, the Company recognized revenue of $4.0 million and $9.2 million, respectively, that was included in unearned income at December 31, 2019. During the three and six months ended June 30, 2019, the Company recognized revenue of $5.2 million and $11.3 million, respectively, that was included in unearned income at December 31, 2018.

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2020 is $322.5 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 11 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2020 and 2019, respectively, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Current tax provision	$4,654	$3,428	$10,252	$8,119
Deferred tax benefit	(134)	(939)	(1,214)	(1,821)
Income tax expense	$4,520	$2,489	$9,038	$6,298

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2020 and 2019, and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Current tax provision (benefit)
Puerto Rico	$1,528	$1,503	$3,207	$3,316
United States	139	(97)	294	15
Foreign countries	2,987	2,022	6,751	4,788
Total current tax provision	$4,654	$3,428	$10,252	$8,119
Deferred tax (benefit) provision
Puerto Rico	$(458)	$(1,119)	$(546)	$(1,595)
United States	1,126	373	1,101	1
Foreign countries	(802)	(193)	(1,769)	(227)
Total deferred tax benefit	$(134)	$(939)	$(1,214)	$(1,821)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2020, the Company has $70.2 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of June 30, 2020, the gross deferred tax asset amounted to $19.4 million and the gross deferred tax liability amounted to $19.0 million, compared to $13.1 million and $18.7 million, respectively, as of December 31, 2019.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Six months ended June 30,
(In thousands)	2020	2019
Computed income tax at statutory rates	$17,602	$22,563
Benefit of net tax-exempt interest income	(15)	(36)
Differences in tax rates due to multiple jurisdictions	1,149	3
Tax benefit due to a change in estimate	131	300
Effect of income subject to tax-exemption grant	(12,050)	(16,322)
Unrecognized tax expense	193	202
Other expense (benefit)	2,028	(412)
Income tax expense	$9,038	$6,298

Note 12 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands, except per share information)	2020	2019	2020	2019
Net income attributable to EVERTEC, Inc.’s common stockholders	$15,484	$27,058	$37,695	$53,702
Weighted average common shares outstanding	71,864,499	72,128,795	71,938,574	72,252,974
Weighted average potential dilutive common shares (1)	909,866	1,171,758	1,080,645	1,396,959
Weighted average common shares outstanding - assuming dilution	72,774,365	73,300,553	73,019,219	73,649,933
Net income per common share - basic	$0.22	$0.38	$0.52	$0.74
Net income per common share - diluted	$0.21	$0.37	$0.52	$0.73

(1)	Potential common shares consist of common stock issuable under the assumed release of restricted stock awards using the treasury stock method.

On February 20, 2020 and April 21, 2020, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on April 3, 2020 and June 5, 2020, respectively, to stockholders of record as of the close of business on March 4, 2020 and May 4, 2020, respectively.

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

For details of the Company's commitments, refer to Note 22, Commitments and Contingencies included in the Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Note 14 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in thousands)	2020	2019	2020	2019
Total revenues (1)(2)	$53,788	$52,290	$108,360	$101,320
Cost of revenues	$1,782	$1,338	$2,400	$1,861
Operating lease cost and other fees	$2,060	$2,090	$4,041	$4,218
Interest earned from affiliate
Interest income	$108	$27	$197	$55

(1)	Popular revenues as a percentage of total revenues were 45%, 42%, 45% and 42%, respectively, for each of the periods presented above.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.1 million, $0.2 million, $0.4 million, and $0.5 million, respectively, for each of the periods presented above.

As of June 30, 2020 and December 31, 2019, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	June 30, 2020	December 31, 2019
Cash and restricted cash deposits in affiliated bank	$96,113	$64,724
Other due to/from affiliate
Accounts receivable	$30,894	$39,095
Prepaid expenses and other assets	$4,374	$4,211
Operating lease right-of use assets	$18,878	$20,617
Other long-term assets	$28	$57
Accounts payable	$3,763	$7,250
Unearned income	$35,846	$35,489
Operating lease liabilities	$19,252	$20,905

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended June 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$27,461	$19,797	$24,764	$55,495	$(9,580)	$117,937
Operating costs and expenses	17,453	17,947	12,230	37,008	7,709	92,347
Depreciation and amortization	3,193	2,815	455	4,381	6,995	17,839
Non-operating income (expenses)	(178)	584	158	684	(883)	365
EBITDA	13,023	5,249	13,147	23,552	(11,177)	43,794
Compensation and benefits (2)	253	835	235	472	1,956	3,751
Transaction, refinancing and other fees (3)	—	—	—	—	2,656	2,656
Adjusted EBITDA	$13,276	$6,084	$13,382	$24,024	$(6,565)	$50,201

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $7.3 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $2.3 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $4.3 million.

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

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.7 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software sale and developments of $1.3 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $5.5 million.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

	Six months ended June 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$57,348	$41,437	$49,885	$111,438	$(20,229)	$239,879
Operating costs and expenses	34,859	35,598	26,936	70,625	13,508	181,526
Depreciation and amortization	6,442	5,572	954	8,677	13,989	35,634
Non-operating income (expenses)	(65)	1,338	312	1,071	(1,845)	811
EBITDA	28,866	12,749	24,215	50,561	(21,593)	94,798
Compensation and benefits (2)	484	1,577	451	908	3,831	7,251
Transaction, refinancing and other fees (3)	—	—	—	—	4,442	4,442
Adjusted EBITDA	$29,350	$14,326	$24,666	$51,469	$(13,320)	$106,491

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $16.3 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $3.9 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $9.4 million.

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

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $18.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software sale and developments of $3.4 million from Payment Services - Latin America to the Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $10.3 million.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2020	2019	2020	2019
Total EBITDA	$43,794	$53,937	$94,798	$108,045
Less:
Income tax expense	4,520	2,489	9,038	6,298
Interest expense, net	5,810	7,116	12,226	14,408
Depreciation and amortization	17,839	17,195	35,634	33,468
Net income	$15,625	$27,137	$37,900	$53,871

Note 16 – Subsequent Events

On July 24, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 4, 2020 to stockholders of record as of the close of business on August 3, 2020. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended months ended June 30, 2020 and 2019 and (ii) the financial condition as of June 30, 2020. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

On April 17, 2012, EVERTEC Group was converted from a Puerto Rico corporation to a Puerto Rico limited liability company (the “Conversion”) for the purpose of improving its consolidated tax efficiency by taking advantage of changes to the Puerto Rico Internal Revenue Code, as amended (the “PR Code”), that permit limited liability companies to be treated as partnerships that are pass-through entities for Puerto Rico tax purposes. Concurrent with the Conversion, Holdings, which is our direct subsidiary, was also converted from a Puerto Rico corporation to a Puerto Rico limited liability company. Prior to these conversions, EVERTEC, Inc. was formed in order to act as the new parent company of Holdings and its subsidiaries, including EVERTEC Group. The transactions described above in this paragraph are collectively referred to as the “Reorganization”.

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

Impact of COVID-19 Pandemic

In December 2019, the outbreak of a novel strain of coronavirus ("COVID-19") was reported to have surfaced in Wuhan, China. COVID-19 has since spread to nearly all regions of the world, including every state and territory of the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and shortly thereafter, foreign, federal, state and local governments and health officials in all markets where EVERTEC operates declared states of emergency and implemented numerous public health measures to try to contain the virus, including curtailment of movement and commerce such as mandatory school and business closures, curfews, travel restrictions, "social or physical distancing" guidelines and "shelter-in-place" mandates. COVID-19 presents material uncertainty and risk with respect to EVERTEC’s business, results of operations and cash flows, as well as with respect to changes in laws and regulations and government and regulatory policy. As the spread of the pandemic persists, entities are experiencing conditions often associated with a general economic downturn. The outbreak has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. COVID-19’s impact on global economies could have a material adverse effect on (among other things) the profitability, capital and liquidity of the Company, particularly if consumer spending levels are depressed for a prolonged period of time. While the rapid development and fluidity of the situation prevents management from having clear visibility into the medium and long-term impact, management believes possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s workforce, unavailability of products and supplies used in operations, a decline in the value of assets held by the Company, including, among other things, tangible and intangible long-lived assets, and increased levels in the Company's current expected credit loss reserve.

Given the uncertain and rapidly evolving situation, management has taken certain precautionary measures intended to help minimize the risk of COVID-19 to the Company, its employees, and customers, including the following:

•
The Company deployed its business continuity plan for the entire organization a few days before the government of Puerto Rico enacted a shelter-in-place directive on March 16, 2020. Since then, every country in which the Company operates has implemented some type of social distancing measures. Management expects that most of our employees will remain working remotely for an undetermined period, until it is deemed safe by management to return to our offices and as permitted or advised by local authorities in each country where the Company operates;

•
In connection with the Company's business continuity plan, the Company transitioned most of its employees to a work from home environment. For certain critical employees who are required to remain working on-site in order to, among other things, maintain network operations oversight functions, cash handling and other critical operations for our customers, we have implemented safety measures including administering daily temperature checks upon entry into the work site, providing protective gear, developing safe social distancing workspaces and increasing overall sanitation at our offices;

•
As a precautionary measure, to increase the Company's cash position and preserve its financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak, the Company drew down $30 million on Revolving Facility in April. The Company fully repaid the Revolving Facility since then;

•
On May 1, 2020, the Company commenced deferral of payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act"); management anticipates a $2.7 million deferral of payroll taxes during the allowed time under the CARES Act. Through June 30, 2020, the Company has deferred payroll taxes amounting to $0.8 million;

•	Management identified additional expense reductions that are intended to be implemented as necessary; and

•	Management has suspended all non-essential travel for employees.

Consumer preference for digital payment solutions during the pandemic has continued to grow and the Company has benefited from an increase in transaction volumes as a result. The Company continues to focus on new innovative solutions, such as contactless payment solutions and our gateway product in Latin America to further accelerate the consumer preference for digital solutions.

While the Company anticipates that the foregoing measures are temporary, management cannot predict their duration, and management may elect or need to take additional precautions as more information related to COVID-19 becomes available, as may be required by governmental authorities, or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. The extent to which the COVID-19 pandemic and EVERTEC’s precautionary measures in response to it, may impact the Company’s business, financial condition or results of operations will depend on the ongoing developments related to the pandemic and its direct and indirect consequences, all of which are highly uncertain and cannot be predicted at this time.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

	Three months ended June 30,
In thousands	2020	2019	Variance 2020 vs. 2019

Revenues	$117,937	$122,548	$(4,611)	(4)%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	56,979	52,601	4,378	8%
Selling, general and administrative expenses	17,529	15,064	2,465	16%
Depreciation and amortization	17,839	17,195	644	4%
Total operating costs and expenses	92,347	84,860	7,487	9%
Income from operations	$25,590	$37,688	$(12,098)	(32)%

Revenues

Total revenues for the three months ended June 30, 2020 decreased by $4.6 million or 4% to $117.9 million when compared to the same period in the prior year. Revenue decline during the three months reflected a slowdown in transactions and volumes resulting from COVID-19 with sequential monthly recovery as businesses reopened in Puerto Rico. Revenue during the three months partially benefited from new services, mainly in Business Solutions. Prior year revenue included hardware and software sales and the completion of several projects for approximately $2.5 million that did not recur in the current year.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2020 amounted to $57.0 million, an increase of $4.4 million or 8% when compared to the same period in the prior year. The increase during the three months is primarily related to an increase in salaries and compensation costs, driven by increased headcount and special incentives paid in connection with COVID-19, coupled with increases in professional services related to programming fees and increases in cloud services, partially offset by a decrease in provisions.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2020 increased by $2.5 million or 16% when compared to the same period in the prior year. The increase is primarily related to higher professional services.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2020 amounted to $17.8 million, an increase of $0.6 million or 4% when compared to the same period in the prior year. Increased expense during the three months is driven by capital expenditures in the prior year as well as, key projects that went into production in the prior year.

Non-Operating Income (Expenses)

	Three months ended June 30,
In thousands	2020	2019	Variance 2020 vs. 2019

Interest income	$373	$257	$116	45%
Interest expense	(6,183)	(7,373)	1,190	(16)%
Earnings of equity method investment	193	133	60	45%
Other income (expense)	172	(1,079)	1,251	(116)%
Total non-operating expenses	$(5,445)	$(8,062)	$2,617	(32)%

Non-operating expenses for the three months ended June 30, 2020 decreased by $2.6 million to $5.4 million when compared to the same period in the prior year. The decrease is mainly related to a a $1.3 million increase in other income (expense) as a result of foreign currency gains, compared with foreign currency losses in the prior year, coupled with $1.2 million decrease in interest expense, resulting from the scheduled amortization of debt and a reduction in interest rates.

Income Tax Expense

	Three months ended June 30,
In thousands	2020	2019	Variance 2020 vs. 2019
Income tax expense	$4,520	$2,489	$2,031	82%

Income tax expense for the three months ended June 30, 2020 amounted to $4.5 million, an increase of $2.0 million when compared to the same period in the prior year. The effective tax rate for the period was 22.4%, compared with 8.4% in the 2019 period. The increase in the effective tax rate primarily reflects the impact of COVID-19 on the mix of business as well as a discrete tax item of approximately $1 million and other taxable items in foreign jurisdictions. Additionally, there may be some period-to-period volatility of our effective tax rate in future quarters as our mix of income from multiple tax jurisdictions and related income forecasts change due to the potential effects of COVID-19.

Comparison of the six months ended June 30, 2020 and 2019

	Six months ended June 30,
In thousands	2020	2019	Variance 2020 vs. 2019

Revenues	$239,879	$241,384	$(1,505)	(1)%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	111,046	102,620	8,426	8%
Selling, general and administrative expenses	34,846	30,203	4,643	15%
Depreciation and amortization	35,634	33,468	2,166	6%
Total operating costs and expenses	181,526	166,291	15,235	9%
Income from operations	$58,353	$75,093	$(16,740)	(22)%

Revenues

Total revenues for the six months ended June 30, 2020 decreased by $1.5 million or 1% to $239.9 million when compared to the same period in the prior year. Revenue was impacted by a decrease in volumes and transactions resulting from COVID-19 and the prior year impact of revenue from a one-time project amounting to $2.7 million, partially offset by overall growth in the first two months of the year and monthly recovery as businesses reopened in June.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2020 amounted to $111.0 million, an increase of $8.4 million or 8% when compared to the same period in the prior year. The increase is primarily related to an increase in salaries and compensation costs, driven by increased headcount and special incentives paid in connection with COVID-19, coupled with increases in professional services related to programming fees and increases in cloud services.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2020 increased by $4.6 million or 15% when compared to the same period in the prior year. The increase is primarily related to higher professional services.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2020 amounted to $35.6 million, an increase of $2.2 million or 6% when compared to the same period in the prior year. The increase is driven by higher capital expenditures in the prior year and software assets that went into production in the prior year.

Non-Operating Income (Expenses)

	Six months ended June 30,
In thousands	2020	2019	Variance 2020 vs. 2019

Interest income	$736	$516	$220	43%
Interest expense	(12,962)	(14,924)	1,962	(13)%
Earnings of equity method investment	531	355	176	50%
Other income (expense)	280	(871)	1,151	(132)%
Total non-operating expenses	$(11,415)	$(14,924)	$3,509	(24)%

Non-operating expenses for the six months ended June 30, 2020 decreased by $3.5 million to $11.4 million when compared to the same period in the prior year. The decrease is mainly related to a $2.0 million decrease in interest expense, resulting from the scheduled amortization of debt and a reduction in interest rates coupled with an increase in other income (expense) of $1.2 million for the same reason explained above for the three months.

Income Tax Expense

	Six months ended June 30,
In thousands	2020	2019	Variance 2020 vs. 2019
Income tax expense	$9,038	$6,298	$2,740	44%

Income tax expense for the six months ended June 30, 2020 amounted to $9.0 million, an increase of $2.7 million when compared to the same period in the prior year. The effective tax rate for the period was 19.3%, compared with 10.5% in the 2019 period. The increase in the effective tax rate primarily reflects the impact from discrete tax items of approximately $1.5 million, as well as, the impact of COVID-19 on the mix of business and other taxable items in foreign jurisdictions. Additionally, there may be some period-to-period volatility of our effective tax rate in future periods as our mix of income from multiple tax jurisdictions and related income forecasts change due to the potential effects of COVID-19.

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

Comparison of the three months ended June 30, 2020 and 2019

Payment Services - Puerto Rico & Caribbean

	Three months ended June 30,
In thousands	2020	2019
Revenues	$27,461	$30,482
Adjusted EBITDA	13,276	20,319
Adjusted EBITDA Margin	48.3%	66.7%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended June 30, 2020 decreased by $3.0 million to $27.5 million when compared to the same period in the prior year. The decrease in revenues was driven by a decline in transaction volumes due to the impact of COVID-19, partially offset by incremental revenue recognized from ATH Movil and ATH Movil Business transactions and new services. Adjusted EBITDA decreased by $7.0 million to $13.3 million primarily due to lower revenue, higher operating expenses related to post-implementation costs from an electronic benefits project, and higher costs of sales directly related to new services.

Payment Services - Latin America

	Three months ended June 30,
In thousands	2020	2019
Revenues	$19,797	$21,106
Adjusted EBITDA	6,084	7,773
Adjusted EBITDA Margin	30.7%	36.8%

Payment Services - Latin America segment revenues for the three months ended June 30, 2020 decreased $1.3 million to $19.8 million driven mainly by the negative impact from foreign exchange losses and a decrease in transactional revenues due to COVID-19, and client attrition, partially offset by revenues generated by the acquisition of PlacetoPay in December 2019. Adjusted EBITDA decreased $1.7 million when compared to the same period in the prior year primarily due to the decrease in revenue coupled with increased personnel costs and increased operational costs from the PlacetoPay acquisition.

Merchant Acquiring

	Three months ended June 30,
In thousands	2020	2019
Revenues	$24,764	$26,793
Adjusted EBITDA	13,382	12,251
Adjusted EBITDA Margin	54.0%	45.7%

Merchant Acquiring segment revenues for the three months ended June 30, 2020 decreased $2.0 million to $24.8 million primarily driven by a decrease in sales volumes and non-transactional revenue as a result of COVID-19, partially offset by an increase in our net spread as our average ticket increased in comparison to the prior year. Adjusted EBITDA increased $1.1 million reflecting the impact of lower operating expenses driven by the decreased volumes and the higher average ticket.

Business Solutions

	Three months ended June 30,
In thousands	2020	2019
Revenues	$55,495	$55,183
Adjusted EBITDA	24,024	24,266
Adjusted EBITDA Margin	43.3%	44.0%

Business Solutions segment revenues for the three months ended June 30, 2020 increased $0.3 million to $55.5 million as a result of an increase in services for Popular and increased network revenues, partially offset by $2.5 million recognized for completed projects and hardware sales in the prior year that did not recur. Adjusted EBITDA decreased $0.2 million to $24.0 million as a result of an increase in operating costs that completely offset the increase in revenue.

Comparison of the six months ended June 30, 2020 and 2019

Payment Services - Puerto Rico & Caribbean

	Six months ended June 30,
In thousands	2020	2019
Revenues	$57,348	$62,499
Adjusted EBITDA	29,350	41,582
Adjusted EBITDA Margin	51.2%	66.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the six months ended June 30, 2020 decreased by $5.2 million to $57.3 million when compared to the 2019 period. The decrease in revenues was driven by the absence of the revenue from a one-time project in the prior year of $2.7 million and a decline in transaction volumes due to the impact of COVID-19, partially offset by incremental revenue recognized from ATH Movil and ATH Movil Business transactions and new services. Adjusted EBITDA decreased by $12.2 million to $29.4 million primarily due to lower revenue, higher operating expenses related to post-implementation costs from an electronic benefits project, and higher costs of sales directly related to new services.

Payment Services - Latin America

	Six months ended June 30,
In thousands	2020	2019
Revenues	$41,437	$41,937
Adjusted EBITDA	14,326	16,029
Adjusted EBITDA Margin	34.6%	38.2%

Payment Services - Latin America segment revenues for the six months ended June 30, 2020 decreased $0.5 million to $41.4 million driven by the negative impact of foreign currency losses and the decrease in transactional revenues due to COVID-19 coupled with client attrition, partially offset by revenues generated from the acquisition of PlacetoPay in December 2019. Adjusted EBITDA decreased $1.7 million when compared to the same period in the prior year primarily due to revenues generated by PlacetoPay at a lower margin, coupled with increased personnel costs due to increased headcount and equipment expenses.

Merchant Acquiring

	Six months ended June 30,
In thousands	2020	2019
Revenues	$49,885	$52,767
Adjusted EBITDA	24,666	24,216
Adjusted EBITDA Margin	49.4%	45.9%

Merchant Acquiring segment revenues for the six months ended June 30, 2020 decreased $2.9 million to $49.9 million primarily driven by a decrease in sales volumes and non-transactional revenue as a result of COVID-19, partially offset by a higher spread as the average ticket increased when compared with the prior year. Adjusted EBITDA increased $0.5 million reflecting the impact of lower operating expenses resulting from lower transactions with a higher average ticket.

Business Solutions

	Six months ended June 30,
In thousands	2020	2019
Revenues	$111,438	$106,547
Adjusted EBITDA	51,469	47,314
Adjusted EBITDA Margin	46.2%	44.4%

Business Solutions segment revenues for the six months ended June 30, 2020 increased $4.9 million to $111.4 million. Revenue growth in the segment was driven by increased services to Popular and an increase in network services revenue, partially offset by $2.5 million in revenue for completed projects and hardware sales recognized in the prior year that did not recur. Adjusted EBITDA increased $4.2 million to $51.5 million compared to the same period in the prior year as a result of higher revenues.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, and acquisitions. We also have a $125.0 million Revolving Facility, of which $86.7 million was available for borrowing as of June 30, 2020. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of June 30, 2020, we had cash and cash equivalents of $146.9 million, of which $60.8 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Six months ended June 30,
(In thousands)	2020	2019

Cash provided by operating activities	$87,252	$75,950
Cash used in investing activities	(18,447)	(35,619)
Cash used in financing activities	(27,946)	(49,528)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	$(2,890)	$—
Increase in cash, cash equivalents and restricted cash	$37,969	$(9,197)

Net cash provided by operating activities for the six months ended June 30, 2020 was $87.3 million compared to $76.0 million for the same period in the prior year. The $11.3 million increase in cash provided by operating activities is primarily driven by higher collections from customers coupled with a slight decrease in cash used for income tax payments due to deferrals and waivers in some countries related to COVID-19.

Net cash used in investing activities for the six months ended June 30, 2020 was $18.4 million compared to $35.6 million for the same period in the prior year. The $17.2 million decrease is attributable to lower capital expenditures as the prior year included significant hardware purchases as the Company refreshed key infrastructure.

Net cash used in financing activities for the six months ended June 30, 2020 was $27.9 million compared to $49.5 million for the same period in the prior year. The $21.6 million decrease was mainly attributed to a net $15.0 million draw on the Revolving Facility, coupled with a $20.9 million decrease in cash used to repurchase common stock and $3.4 million decrease in withholding taxes paid on share-based compensation. These decreases were partially offset by a $17.0 million increase in repayments of long-term debt.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $18.4 million and $35.6 million, respectively, during the six months ended June 30, 2020 and 2019. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 20, 2020 and April 21, 2020, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on April 3, 2020 and June 5, 2020, respectively, to stockholders of record as of the close of business on March 4, 2020 and May 4, 2020, respectively.

On July 24, 2020, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 4, 2020 to stockholders of record as of the close of business on August 3, 2020. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

The unpaid principal balance at June 30, 2020 of the 2023 Term A Loan and the 2024 Term B Loan was $195.5 million and $311.1 million, respectively. The additional borrowing capacity under our Revolving Facility at June 30, 2020 was $86.7 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of June 30, 2020 and December 31, 2019, the outstanding principal balance of the notes payable was $1.5 million and $2.4 million, respectively. The current portion of these notes is included in accounts payable and the long-term portion is included in other long-term liabilities in the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of June 30, 2020, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

Additionally, the Company had an interest rate swap agreement that matured in April 2020, with a notional amount of $200 million and a fixed rate of 1.9225%. The Company accounted for this swap as a cash flow hedge from inception to maturity.

As of June 30, 2020 and December 31, 2019, the carrying amount of derivatives included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets was $28.1 million and $14.5 million, respectively. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and six months ended June 30, 2020, the Company reclassified losses of $1.4 million and $1.6 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $6.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Covenant Compliance

As of June 30, 2020, our secured leverage ratio was 2.12 to 1.00, as determined in accordance with the 2018 Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our 2018 Credit Agreement.

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

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of ourselves and other companies in our industry. In addition, our presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the senior secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because we believe better reflects our comparable operating performance by excluding the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
(Dollar amounts in thousands, except per share information)	2020	2019	2020	2019	June 30, 2020
Net income	$15,625	$27,137	$37,900	$53,871	$87,729
Income tax expense	4,520	2,489	9,038	6,298	15,715
Interest expense, net	5,810	7,116	12,226	14,408	25,412
Depreciation and amortization	17,839	17,195	35,634	33,468	70,248
EBITDA	43,794	53,937	94,798	108,045	199,104
Equity income (1)	(193)	353	(531)	131	(1,113)
Compensation and benefits (2)	3,751	3,498	7,251	6,937	14,112
Transaction, refinancing and other fees (3)	2,849	9	4,973	280	5,191
Adjusted EBITDA	50,201	57,797	106,491	115,393	217,294
Operating depreciation and amortization (4)	(9,578)	(8,878)	(19,055)	(16,843)	(37,092)
Cash interest expense, net (5)	(5,606)	(6,998)	(11,616)	(14,130)	(24,502)
Income tax expense (6)	(7,079)	(4,645)	(14,257)	(9,945)	(24,551)
Non-controlling interest (7)	(165)	(112)	(257)	(224)	(380)
Adjusted net income	$27,773	$37,164	$61,306	$74,251	$130,769
Net income per common share (GAAP):
Diluted	$0.21	$0.37	$0.52	$0.73
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.38	$0.51	$0.84	$1.01
Shares used in computing adjusted earnings per common share:
Diluted	72,774,365	73,300,553	73,019,219	73,649,933

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO"), net of dividends received.

2)	Primarily represents share-based compensation.

3)	Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses.

4)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. With the exception of the letters of credit issued against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility, as of June 30, 2020, the Company did not have any off-balance sheet items.

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

Interest Rate Risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B Loan is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2020, under the secured credit facilities, would increase our annual interest expense by approximately $3.1 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

In December 2015 and December 2018, we entered into interest rate swap agreements which convert a portion of our outstanding variable rate debt to fixed. The interest rate swap entered into in December 2015 matured in April 2020.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. As of June 30, 2020, the Company had $24.1 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $16.9 million at December 31, 2019. Unfavorable foreign currency translation adjustments at June 30, 2020 were impacted by the atypical volatility of foreign currencies brought on by the unstable macroeconomic conditions resulting from the COVID-19 pandemic.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of COVID-19, the majority of our global workforce shifted to a primarily work from home environment beginning in March 2020. This change to remote working was rapid and included both our employees in Puerto Rico as well as our workforce across all regions in which we operate. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, the Company has not identified any material changes in the Company’s internal control over financial reporting as a result from this new way of work. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

The outbreak of COVID-19 has had, and may have continue to have, a negative impact on the global economy and on our business, operations and results

The novel strain of coronavirus (“COVID-19”) first identified in Wuhan, China has now spread to nearly all regions around the world (including the markets where we conduct business) and was declared a pandemic by the World Health Organization on March 11, 2020. The outbreak, and measures taken to contain or mitigate it, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns, have had dramatic adverse consequences for the economy, including on demand, operations, supply chains and financial markets.

The effects of COVID-19 on our business and our financial condition include but are not limited to the following:

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

The effects of the COVID-19 crisis to our business could be aggravated if the crisis continues, and we could also see additional operational impacts that may include the following:

•	lower than normal sales volumes and sales volumes mix in our merchant acquiring business;

•	continued decreased number of POS and ATM transactions, and other services affecting our Payments Services - Puerto Rico & Caribbean segment;

•
payment processing risks associated with disruptions to merchant activity and business failures including chargeback risk. As an unprecedented number of merchants have been required to suspend their operations, there may be an increase in consumer chargebacks associated with processed transactions that merchant clients have submitted but have not fulfilled. Merchants may be unable to fund these chargebacks, potentially resulting in losses to us;

•
the revenue streams for certain lines of business in the Business Solutions segment may be adversely affected, including but not limited to core banking, network services, IT consulting, cash processing and item processing, among others;

•	reduced transactional revenue in our Payments Services - Latin America segment;

•	increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity;

•	additional regulatory requirements, including, for example, government initiatives or requests to reduce or eliminate payment fees or other costs;

•	changes to normal operations, including the possibility of one or more clusters of COVID-19 cases affecting our employees;

•	impairments in our ability to deliver key projects on time, which may have an impact on our revenue for all segments during 2020 and beyond;

•
negative effects of general macroeconomic conditions on consumer confidence, including the impacts of any recession and rises in unemployment resulting from the COVID-19 pandemic, as well as significant reductions in consumer spending, which would result in a loss of profits and other material adverse effects;

•
significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by the temporary inability of consumers to purchase or use our products due to illness or quarantine, which would result in a loss of profits and other material adverse effects; and

•
the impact of public concern regarding the risk of contracting COVID-19 on demand from consumers, including due to consumers not leaving their homes or otherwise shopping in a different manner than they historically have or because some of our consumers have lower discretionary income due to unemployment or reduced or limited work as a result of measures taken in response to the pandemic, which would result in a loss of profits and other material adverse effects.

These factors may prevail for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided, including any economic downturn or recession that has occurred or may occur in the future. If these effects are sustained, they could have accounting consequences such as impairments of tangible and intangible long-lived assets. They could affect our ability to operate effective internal control over financial reporting. They could also affect our ability to execute our expansion plans or invest in product development.

The adverse effect on our business, operations, or financial results of any of the matters described above could be material.
The future impact of the COVID-19 crisis on our business, operations, or financial results is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to:

•	the duration, scope, and severity of the COVID-19 pandemic;

•	the effectiveness of government actions to contain the virus or treat its impact; the disruption or delay of production and delivery of materials and products in our supply chain;

•	the length and impact of work-from-home policies and government restrictions, including travel bans and shelter-in-place orders;

•	the temporary or prolonged shutdown of manufacturing facilities or retail stores and decreased retail traffic;

•	staffing shortages;

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

Remote work increases our risk of experiencing a material cyber-attack or other security-related incidents

As the COVID-19 pandemic unfolded globally, we moved quickly to transition a significant subset of our employee population to a remote working environment, which may exacerbate various cybersecurity risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information. See the risk factor titled “We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business” in our 2019 Form 10-K for more details.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated as of June 1, 2020, by and between EVERTEC, Inc. and the director (applicable to Frank G. D'Angelo, Olga Botero, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, Brian J Smith, and Thomas W. Swidarski.

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

EVERTEC, Inc. (Registrant)

Date: August 5, 2020	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: August 5, 2020	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)