Form 10-Q
period 2020-09-30
EVERTEC, Inc.
filed 2020-10-30
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020 or

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
At October 23, 2020, there were 71,906,983 outstanding shares of common stock of EVERTEC, Inc.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(Dollar amounts in thousands, except for share information)

	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$144,147	$111,030
Restricted cash	18,049	20,091
Accounts receivable, net	111,852	106,812
Prepaid expenses and other assets	44,835	38,085
Total current assets	318,883	276,018
Investment in equity investee	12,417	12,288
Property and equipment, net	43,255	43,791
Operating lease right-of-use asset	26,824	29,979
Goodwill	395,048	399,487
Other intangible assets, net	222,085	241,937
Deferred tax asset	3,657	2,131
Net investment in leases	394	722
Other long-term assets	5,511	5,323
Total assets	$1,028,074	$1,011,676
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$54,099	$58,160
Accounts payable	36,057	39,165
Unearned income	19,800	20,668
Income tax payable	7,475	6,298
Current portion of long-term debt	14,250	14,250
Current portion of operating lease liability	5,877	5,773
Total current liabilities	137,558	144,314
Long-term debt	484,306	510,947
Deferred tax liability	2,575	4,261
Unearned income - long term	30,827	28,437
Operating lease liability - long-term	21,380	24,679
Derivative liability	27,370	14,452
Other long-term liabilities	13,850	12,963
Total liabilities	717,866	740,053
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,906,983 shares issued and outstanding as of September 30, 2020 (December 31, 2019 - 72,000,261)	719	720
Additional paid-in capital	6,552	—
Accumulated earnings	351,252	296,476
Accumulated other comprehensive loss, net of tax	(52,386)	(30,009)
Total EVERTEC, Inc. stockholders’ equity	306,137	267,187
Non-controlling interest	4,071	4,436
Total equity	310,208	271,623
Total liabilities and equity	$1,028,074	$1,011,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenues (affiliates Note 14)	$136,507	$118,804	$376,386	$360,188

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	57,854	51,878	168,900	154,498
Selling, general and administrative expenses	16,682	15,152	51,528	45,355
Depreciation and amortization	18,127	16,972	53,761	50,440
Total operating costs and expenses	92,663	84,002	274,189	250,293
Income from operations	43,844	34,802	102,197	109,895
Non-operating (expenses) income
Interest income	429	348	1,165	864
Interest expense	(5,867)	(7,267)	(18,829)	(22,191)
Earnings of equity method investment	202	371	733	726
Other income (expense)	2,486	252	2,766	(619)
Total non-operating expenses	(2,750)	(6,296)	(14,165)	(21,220)
Income before income taxes	41,094	28,506	88,032	88,675
Income tax expense	6,513	3,720	15,551	10,018
Net income	34,581	24,786	72,481	78,657
Less: Net income attributable to non-controlling interest	118	32	323	201
Net income attributable to EVERTEC, Inc.’s common stockholders	34,463	24,754	72,158	78,456
Other comprehensive income (loss), net of tax of $123, $(278), $(964) and $(1,279)
Foreign currency translation adjustments	(3,245)	(576)	(10,483)	3,714
Gain (loss) on cash flow hedges	643	(2,922)	(11,894)	(13,019)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$31,861	$21,256	$49,781	$69,151
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.48	$0.34	$1.00	$1.09
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.47	$0.34	$0.99	$1.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	72,000,261	$720	$—	$296,476	$(30,009)	$4,436	$271,623
Share-based compensation recognized	—	—	3,483	—	—	—	3,483
Repurchase of common stock	(336,022)	(3)	(775)	(6,522)	—	—	(7,300)
Restricted stock units delivered, net of cashless	201,066	2	(2,708)	—	—	—	(2,706)
Net income	—	—	—	22,211	—	64	22,275
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,600)	—	—	(3,600)
Other comprehensive loss	—	—	—	—	(20,164)	(853)	(21,017)
Cumulative adjustment for the implementation of ASU 2016-13	—	—	—	(74)	—	—	(74)
Balance at March 31, 2020	71,865,305	719	—	308,491	(50,173)	3,647	262,684
Share-based compensation recognized	—	—	3,639	—	—	—	3,639
Restricted stock units delivered, net of cashless	(2,445)	—	(71)	—	—	—	(71)
Net income	—	—	—	15,484	—	141	15,625
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,593)	—	—	(3,593)
Other comprehensive income	—	—	—	—	389	295	684
Balance at June 30, 2020	71,862,860	719	3,568	320,382	(49,784)	4,083	278,968
Share-based compensation recognized	—	—	3,663	—	—	—	3,663
Restricted stock units delivered, net of cashless	43,385	—	(679)	—	—	—	(679)
Net income	—	—	—	34,463	—	118	34,581
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,593)	—	—	(3,593)
Other comprehensive loss	—	—	—	—	(2,602)	(130)	(2,732)
Balance at September 30, 2020	71,906,245	$719	$6,552	$351,252	$(52,386)	$4,071	$310,208

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	72,378,710	$723	$5,783	$228,742	$(23,789)	$4,147	$215,606
Share-based compensation recognized	—	—	3,279	—	—	—	3,279
Repurchase of common stock	(618,573)	(6)	(3,129)	(14,351)	—	—	(17,486)
Restricted stock units delivered	507,308	5	(5,933)	—	—	—	(5,928)
Net income	—	—	—	26,644	—	90	26,734
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,617)	—	—	(3,617)
Other comprehensive loss	—	—	—	—	(2,090)	—	(2,090)
Balance at March 31, 2019	72,267,445	722	—	237,418	(25,879)	4,237	216,498
Share-based compensation recognized	—	—	3,436	—	—	—	3,436
Repurchase of common stock	(368,293)	(4)	(3,201)	(7,505)	—	—	(10,710)
Restricted stock units delivered	38,364	1	(235)	—	—	—	(234)
Net income	—	—	—	27,058	—	79	27,137
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,610)	—	—	(3,610)
Other comprehensive loss	—	—	—	—	(3,717)	—	(3,717)
Balance at June 30, 2019	71,937,516	$719	$—	$253,361	$(29,596)	$4,316	$228,800
Share-based compensation recognized	—	—	3,453	—	—	—	3,453
Repurchase of common stock	(8,120)	—	(253)	—	—	—	(253)
Restricted stock units delivered	18,167	—	(142)	—	—	—	(142)
Net income	—	—	—	24,754	—	32	24,786
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,597)	—	—	(3,597)
Other comprehensive loss	—	—	—	—	(3,498)	(293)	(3,791)
Balance at September 30, 2019	71,947,563	719	3,058	274,518	(33,094)	4,055	249,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$72,481	$78,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,761	50,440
Amortization of debt issue costs and accretion of discount	1,530	1,256
Operating lease amortization	4,377	3,966
Provision for expected credit losses and sundry losses	1,732	3,224
Deferred tax benefit	(2,082)	(4,197)
Share-based compensation	10,785	10,168
Loss on disposition of property and equipment and other intangibles	753	691
Earnings of equity method investment	(733)	(726)
Dividend received from equity method investment	—	485
Decrease (increase) in assets:
Accounts receivable, net	(7,096)	6,475
Prepaid expenses and other assets	(7,138)	(7,268)
Other long-term assets	284	(1,450)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(7,969)	(6,834)
Income tax payable	1,548	(2,080)
Unearned income	2,350	6,718
Operating lease liabilities	(5,720)	(4,825)
Other long-term liabilities	2,296	1,467
Total adjustments	48,678	57,510
Net cash provided by operating activities	121,159	136,167
Cash flows from investing activities
Additions to software	(23,521)	(27,969)
Property and equipment acquired	(13,402)	(21,994)
Proceeds from sales of property and equipment	3	101
Net cash used in investing activities	(36,920)	(49,862)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(3,456)	(6,304)
Repayment of short-term borrowings for purchase of equipment and software	(1,553)	(852)
Dividends paid	(10,786)	(10,824)
Repurchase of common stock	(7,300)	(28,449)
Repayment of long-term debt	(27,685)	(10,688)
Net cash used in financing activities	(50,780)	(57,117)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(2,384)	—
Net increase in cash, cash equivalents and restricted cash	31,075	29,188
Cash, cash equivalents and restricted cash at beginning of the period	131,121	86,746
Cash, cash equivalents and restricted cash at end of the period	$162,196	$115,934
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$144,147	$102,535
Restricted cash	18,049	13,399
Cash, cash equivalents and restricted cash	$162,196	$115,934
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,081	$21,668
Cash paid for income taxes	15,257	12,535
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	$1,486	$2,707
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. (formerly known as Carib Latam Holdings, Inc.) and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading personal identification number ("PIN") debit networks and automated teller machine ("ATM") in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in all the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely. EVERTEC's common stock is listed under the ticker symbol "EVTC" on the New York Stock Exchange.

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

•
On May 1, 2020, the Company commenced deferral of payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act"); management anticipates a $2.9 million deferral of payroll taxes during the allowed time under the CARES Act. Through September 30, 2020, the Company has deferred payroll taxes amounting to $1.7 million;

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

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued updated guidance for the measurement of credit losses on financial instruments, which replaces the incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The main objective of this update and subsequent clarifications and corrections, including ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2020-03, is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments affect the Company's trade receivables. Additional disclosures about significant estimates and credit quality are also required. The Company adopted this new guidance effective January 1, 2020, using a modified retrospective approach through a cumulative-effect adjustment to accumulated earnings, considered immaterial to the consolidated financial statements. Results for reporting periods beginning after January 1, 2020 are presented under the new guidance provided by Accounting Standards Codification ("ASC") Topic 326, while prior period amounts are not adjusted and continue to be reported under legacy GAAP.

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

Note 3 – Current Expected Credit Losses

Allowance for Current Expected Credit Losses

The Company has only one type of financial asset that is subject to the expected credit loss model, which is trade receivables from contracts with customers. While contract assets and net investments in leases are also subject to the impairment requirements of ASC Topic 326, no impairment losses were recognized for these financial assets as of September 30, 2020.

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

•
The Company has two main industry sectors: private and governmental. The private pool is comprised mainly of leading financial institutions, merchants and corporations, while the governmental pool is comprised by government agencies. The governmental customers possess different risk characteristics than private customers because although all invoices are due 30 days after issuance, governmental customers usually pay within 60 to 90 days after issuance (i.e., between 30 to 60 more days than private customers). The Company provides to its customers a broad range of merchant acquiring, payment services and business process management services, which constitute mission-critical technology solutions enabling customers to issue, process and accept transactions securely.

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

Rollforward of the Allowance for Expected Current Credit Losses

The activity in the allowance for expected current credit losses on trade receivables during the period from January 1, 2020 to September 30, 2020, was as follows:

(In thousands)	September 30, 2020
Balance at beginning of period	$3,460
Current period provision for expected credit losses	1,058
Write-offs	(1,428)
Recoveries of amounts previously written-off	3
Balance at end of period	$3,093

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

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2020	December 31, 2019
Buildings	30	$1,458	$1,542
Data processing equipment	3 - 5	124,867	116,950
Furniture and equipment	3 - 20	7,081	6,936
Leasehold improvements	5 -10	3,008	2,814
		136,414	128,242
Less - accumulated depreciation and amortization		(94,421)	(85,780)
Depreciable assets, net		41,993	42,462
Land		1,262	1,329
Property and equipment, net		$43,255	$43,791

Depreciation and amortization expense related to property and equipment for three and nine months ended September 30, 2020 amounted to $4.4 million and $12.9 million, respectively, compared to $4.1 million and $12.4 million for the corresponding periods in 2019.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 15):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2019	$160,972	$54,571	$138,121	$45,823	$399,487
Foreign currency translation adjustments	—	(4,439)	—	—	(4,439)
Balance at September 30, 2020	$160,972	$50,132	$138,121	$45,823	$395,048

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss is recorded for the excess of the carrying value over the fair value, limited to the recorded balance of goodwill. No impairment losses were recognized as of September 30, 2020.

The carrying amount of other intangible assets at September 30, 2020 and December 31, 2019 was as follows:

		September 30, 2020
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,489	$(239,718)	$103,771
Trademarks	10 - 15	41,934	(35,164)	6,770
Software packages	3 - 10	278,609	(185,911)	92,698
Non-compete agreement	15	56,539	(37,693)	18,846
Other intangible assets, net		$720,571	$(498,486)	$222,085

		December 31, 2019
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$344,883	$(220,434)	$124,449
Trademarks	2 - 15	42,025	(32,456)	9,569
Software packages	3 - 10	256,220	(169,974)	86,246
Non-compete agreement	15	56,539	(34,866)	21,673
Other intangible assets, net		$699,667	$(457,730)	$241,937

Amortization expense related to other intangibles for the three and nine months ended September 30, 2020 amounted to $13.7 million and $40.8 million, respectively, compared to $12.9 million and $38.0 million for the corresponding periods in 2019.

The estimated amortization expense of the balances outstanding at September 30, 2020 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2020	$12,859
2021	48,703
2022	42,899
2023	37,704
2024	29,156

Note 6 – Debt and Short-Term Borrowings

Total debt at September 30, 2020 and December 31, 2019 follows:

(In thousands)	September 30, 2020	December 31, 2019
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$191,423	$207,261
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	307,133	317,936
Note payable due April 30, 2021(1)	78	175
Note payable due January 1, 2022(1)	1,408	2,231
Total debt	$500,042	$527,603

(1)	Net of unaccreted discount and unamortized debt issue costs, as applicable.

(2)	Applicable margin of 2.00% at September 30, 2020 and December 31, 2019.

(3)	Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at September 30, 2020 and December 31, 2019.

Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group, LLC ("EVERTEC Group") (collectively, “Borrower”) entered into a credit agreement providing for the secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 (the “2023 Term A Loan"), a $325.0 million term loan B facility that matures on November 27, 2024 (the “2024 Term B Loan”), and a $125.0 million revolving credit facility (the “Revolving Facility”) that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”).

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

The unpaid principal balance at September 30, 2020 of the 2023 Term A Loan and the 2024 Term B Loan was $192.8 million and $310.3 million, respectively. The additional borrowing capacity under our Revolving Facility at September 30, 2020 was $101.7 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of September 30, 2020 and December 31, 2019, the outstanding principal balance of the notes payable was $1.5 million and $2.4 million, respectively. The current portion of these notes is included in accounts payable and the long-term portion is included in other long-term liabilities in the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2020, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

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

As of September 30, 2020 and December 31, 2019, the carrying amount of derivatives included on the Company's unaudited condensed consolidated balance sheets was $27.4 million and $14.5 million, respectively. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2020, the Company reclassified losses of $1.7 million and $3.3 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $6.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The Company's interest rate swaps are the only financial instruments measured at fair value on a recurring basis. The fair value is estimated using Level 2 inputs under the fair value hierarchy. These derivatives were in a liability position with balances of $27.4 million and $14.5 million as of September 30, 2020 and December 31, 2019, respectively.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$27,370	$27,370	$14,452	$14,452
2023 Term A Loan	191,424	189,380	207,261	206,388
2024 Term B Loan	307,133	308,760	317,936	324,163

The fair values of the term loans at September 30, 2020 and December 31, 2019 were obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Future estimates of fair value may be negatively impacted by market reactions to COVID-19. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the nine months ended September 30, 2020:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance - December 31, 2019, net of tax	$(16,872)	$(13,137)	$(30,009)
Other comprehensive loss before reclassifications	(10,483)	(15,208)	(25,691)
Effective portion reclassified to net income	—	3,314	3,314
Balance - September 30, 2020, net of tax	$(27,355)	$(25,031)	$(52,386)

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

The following table summarizes nonvested restricted shares and RSUs activity for the nine months ended September 30, 2020:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2019	1,592,755	$20.71
Forfeited	(149,811)	19.18
Vested	(402,842)	26.98
Granted	413,733	31.62
Nonvested at September 30, 2020	1,453,835	$24.30

For the three and nine months ended September 30, 2020, the Company recognized $3.7 million and $10.8 million of share-based compensation expense, compared with $3.5 million and $10.2 million for the corresponding periods in 2019.

As of September 30, 2020, the maximum unrecognized cost for restricted stock and RSUs was $19.9 million. The cost is expected to be recognized over a weighted average period of 1.9 years.

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

In the following tables, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

	Three months ended September 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$43	$357	$—	$4,824	$5,224
Products and services transferred over time	23,652	18,791	30,646	58,194	131,283
	$23,695	$19,148	$30,646	$63,018	$136,507

	Three months ended September 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$43	$228	$—	$2,939	$3,210
Products and services transferred over time	20,299	18,853	26,436	50,006	115,594
	$20,342	$19,081	$26,436	$52,945	$118,804

	Nine months ended September 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$80	$994	$—	$7,886	$8,960
Products and services transferred over time	63,838	56,487	80,532	166,569	367,426
	$63,918	$57,481	$80,532	$174,455	$376,386

	Nine months ended September 30, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$2,835	$419	$—	$6,590	$9,844
Products and services transferred over time	60,957	57,282	79,203	152,902	350,344
	$63,792	$57,701	$79,203	$159,492	$360,188

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	September 30, 2020
December 31, 2019	$1,191
Services transferred to customers	2,790
Transfers to accounts receivable	(1,740)
September 30, 2020	$2,241

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at September 30, 2020 amounted to $111.9 million. Unearned income and unearned income - long term, which refer to contract liabilities, at September 30, 2020 amounted to $19.8 million and $30.8 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. Unearned income is mainly related to upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting or managed services. During the three and nine months ended September 30, 2020, the Company recognized revenue of $3.9 million and $13.1 million, respectively, that was included in unearned income at December 31, 2019. During the three and nine months ended September 30, 2019, the Company recognized revenue of $1.8 million and $13.1 million, respectively, that was included in unearned income at December 31, 2018.

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2020 is $307.1 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 11 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2020 and 2019, respectively, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Current tax provision	$7,381	$6,096	$17,633	$14,215
Deferred tax benefit	(868)	(2,376)	(2,082)	(4,197)
Income tax expense	$6,513	$3,720	$15,551	$10,018

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2020 and 2019, and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Current tax provision
Puerto Rico	$3,280	$2,117	$6,487	$5,433
United States	214	187	508	202
Foreign countries	3,887	3,792	10,638	8,580
Total current tax provision	$7,381	$6,096	$17,633	$14,215
Deferred tax (benefit) provision
Puerto Rico	$(989)	$(1,583)	$(1,535)	$(3,178)
United States	(68)	(169)	1,033	(168)
Foreign countries	189	(624)	(1,580)	(851)
Total deferred tax benefit	$(868)	$(2,376)	$(2,082)	$(4,197)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2020, the Company has $74.2 million of unremitted earnings from foreign subsidiaries. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of September 30, 2020, the gross deferred tax asset amounted to $17.3 million and the gross deferred tax liability amounted to $16.2 million, compared to $12.8 million and $15.0 million, respectively, as of December 31, 2019.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Nine months ended September 30,
(In thousands)	2020	2019
Computed income tax at statutory rates	$33,012	$33,253
Differences in tax rates due to multiple jurisdictions	831	405
Excess tax benefits on share-based compensation	(262)	(1,300)
Effect of income subject to tax-exemption grant	(21,662)	(24,128)
Unrecognized tax benefit	1,173	211
Other expense	2,459	1,577
Income tax expense	$15,551	$10,018

Note 12 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands, except per share information)	2020	2019	2020	2019
Net income attributable to EVERTEC, Inc.’s common stockholders	$34,463	$24,754	$72,158	$78,456
Less: non-forfeitable dividends on restricted stock	—	2	—	2
Net income available to EVERTEC, Inc.’s common shareholders	$34,463	$24,752	$72,158	$78,454
Weighted average common shares outstanding	71,886,439	71,942,403	71,921,069	72,148,312
Weighted average potential dilutive common shares (1)	1,115,341	1,372,301	1,128,748	1,382,553
Weighted average common shares outstanding - assuming dilution	73,001,780	73,314,704	73,049,817	73,530,865
Net income per common share - basic	$0.48	$0.34	$1.00	$1.09
Net income per common share - diluted	$0.47	$0.34	$0.99	$1.07

(1)	Potential common shares consist of common stock issuable under the assumed release of restricted stock awards using the treasury stock method.

On February 20, 2020, April 21, 2020, and July 24, 2020, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on April 3, 2020, June 5, 2020 and September 4, 2020, respectively, to stockholders of record as of the close of business on March 4, 2020, May 4, 2020 and August 3, 2020, respectively.

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

Note 14 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in thousands)	2020	2019	2020	2019
Total revenues (1)(2)	$57,343	$52,702	$165,703	$154,022
Cost of revenues	$700	$1,719	$3,100	$3,580
Operating lease cost and other fees	$2,053	$1,959	$6,094	$6,177
Interest earned from affiliate
Interest income	$93	$43	$290	$98

(1)	Popular revenues as a percentage of total revenues were 42%, 44%, 44% and 43%, respectively, for each of the periods presented above.

(2)	Includes revenues generated from investee accounted for under the equity method of $0.1 million, $0.3 million, $0.5 million, and $0.8 million, respectively, for each of the periods presented above.

As of September 30, 2020 and December 31, 2019, EVERTEC had the following balances arising from transactions with related parties:

(Dollar amounts in thousands)	September 30, 2020	December 31, 2019
Cash and restricted cash deposits in affiliated bank	$80,149	$64,724
Other due to/from affiliate
Accounts receivable	$26,944	$39,095
Prepaid expenses and other assets	$4,466	$4,211
Operating lease right-of use assets	$17,993	$20,617
Other long-term assets	$11	$57
Accounts payable	$4,523	$7,250
Unearned income	$34,621	$35,489
Operating lease liabilities	$18,442	$20,905

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended September 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$33,284	$21,241	$30,646	$63,018	$(11,682)	$136,507
Operating costs and expenses	19,045	18,284	15,643	35,276	4,415	92,663
Depreciation and amortization	3,349	2,936	477	4,372	6,993	18,127
Non-operating income (expenses)	127	2,959	161	411	(970)	2,688
EBITDA	17,715	8,852	15,641	32,524	(10,073)	64,659
Compensation and benefits (2)	258	686	244	466	2,015	3,669
Transaction, refinancing and other fees (3)	500	—	—	—	1,205	1,705
Adjusted EBITDA	$18,473	$9,538	$15,885	$32,990	$(6,853)	$70,033

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.1 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $2.6 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $4.3 million.

(2)	Primarily represents share-based compensation.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, an impairment charge and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

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

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $10.0 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software sale and developments of $1.6 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $5.2 million.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)	Primarily represents the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

	Nine months ended September 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$90,632	$62,678	$80,531	$174,455	$(31,910)	$376,386
Operating costs and expenses	53,904	53,882	42,579	105,901	17,923	274,189
Depreciation and amortization	9,791	8,508	1,431	13,049	20,982	53,761
Non-operating income (expenses)	62	4,297	473	1,482	(2,815)	3,499
EBITDA	46,581	21,601	39,856	83,085	(31,666)	159,457
Compensation and benefits (2)	742	2,263	695	1,374	5,846	10,920
Transaction, refinancing and other fees (3)	500	—	—	—	5,647	6,147
Adjusted EBITDA	$47,823	$23,864	$40,551	$84,459	$(20,173)	$176,524

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $25.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $6.5 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $13.7 million.

(2)	Primarily represents share-based compensation.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, an impairment charge and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

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

(1)
Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $29.0 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software sale and developments of $4.9 million from Payment Services - Latin America to the Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $15.6 million.

(2)	Primarily represents share-based compensation, other compensation expense and severance payments.

(3)
Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2020	2019	2020	2019
Total EBITDA	$64,659	$52,397	$159,457	$160,442
Less:
Income tax expense	6,513	3,720	15,551	10,018
Interest expense, net	5,438	6,919	17,664	21,327
Depreciation and amortization	18,127	16,972	53,761	50,440
Net income	$34,581	$24,786	$72,481	$78,657

Note 16 – Subsequent Events

On October 20, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 4, 2020 to stockholders of record as of the close of business on November 2, 2020. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2020 and 2019 and (ii) the financial condition as of September 30, 2020. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•	Our ability to provide competitive products;

•	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;

•	Our ability to serve customers with disparate operations across several geographies with technology solutions that enable them to manage their business as one enterprise; and

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

•
On May 1, 2020, the Company commenced deferral of payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the "CARES Act"); management anticipates a $2.9 million deferral of payroll taxes during the allowed time under the CARES Act. Through September 30, 2020, the Company has deferred payroll taxes amounting to $1.7 million;

•	Management identified additional expense reductions that are intended to be implemented as necessary; and

•	Management has suspended all non-essential travel for employees.

Consumer preference for digital payment solutions during the pandemic has continued to grow and the Company has benefited from an increase in transaction volumes for these types of payment solutions as a result. Similarly, there has been an acceleration of contactless and card not present transactions, which has required an evolution of our traditional ATM cards that require PIN entry. The Company continues to focus on new innovative solutions, such as contactless payment solutions and our gateway product in Latin America to further accelerate the consumer preference for digital solutions.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three months ended September 30,
In thousands	2020	2019	Variance 2020 vs. 2019

Revenues	$136,507	$118,804	$17,703	15%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	57,854	51,878	5,976	12%
Selling, general and administrative expenses	16,682	15,152	1,530	10%
Depreciation and amortization	18,127	16,972	1,155	7%
Total operating costs and expenses	92,663	84,002	8,661	10%
Income from operations	$43,844	$34,802	$9,042	26%

Revenues

Total revenues for the three months ended September 30, 2020 increased by $17.7 million or 15% to $136.5 million when compared to the same period in the prior year. Revenue increased across all of the Company's segments, benefiting from increased volumes and higher spreads, coupled with revenue generated from ATH Movil and ATH Movil Business, as well as, revenue generated in connection with Place to Pay which was acquired in December of the prior year. Revenue for the three months ended September 30, 2020 also includes $4.4 million of revenue recognized in connection with services provided to the Puerto Rico Department of Education.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2020 amounted to $57.9 million, an increase of $6.0 million or 12% when compared to the same period in the prior year. The increase during the three months is primarily driven by an increase in equipment expenses as a result of increases in cloud services coupled with higher software and equipment maintenance.

Salaries and benefits also increased, driven by increased headcount and special incentives paid in connection with COVID-19. Cost of sales reflected an increase primarily related to hardware and software sales.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2020 increased by $1.5 million or 10% when compared to the same period in the prior year. The increase is almost entirely related to higher professional services.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2020 amounted to $18.1 million, an increase of $1.2 million or 7% when compared to the same period in the prior year. Increased expense during the three months is driven by capital expenditures in the prior year as well as, key projects that went into production in the prior year.

Non-Operating Income (Expenses)

	Three months ended September 30,
In thousands	2020	2019	Variance 2020 vs. 2019

Interest income	$429	$348	$81	23%
Interest expense	(5,867)	(7,267)	1,400	(19)%
Earnings of equity method investment	202	371	(169)	(46)%
Other income	2,486	252	2,234	887%
Total non-operating expenses	$(2,750)	$(6,296)	$3,546	(56)%

Non-operating expenses for the three months ended September 30, 2020 decreased by $3.5 million to $2.8 million when compared to the same period in the prior year. The decrease is mainly related to a $2.2 million increase in other income as a result of remeasurement of assets and liabilities denominated in US dollars, coupled with $1.4 million decrease in interest expense, resulting from the scheduled amortization of debt and a reduction in interest rates.

Income Tax Expense

	Three months ended September 30,
In thousands	2020	2019	Variance 2020 vs. 2019
Income tax expense	$6,513	$3,720	$2,793	75%

Income tax expense for the three months ended September 30, 2020 amounted to $6.5 million, an increase of $2.8 million when compared to the same period in the prior year. The effective tax rate for the period was 15.8%, compared with 13.0% in the 2019 period. The increase in the effective tax rate primarily reflects the impact of discrete tax items recorded in the quarter amounting to approximately $1.0 million.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine months ended September 30,
In thousands	2020	2019	Variance 2020 vs. 2019

Revenues	$376,386	$360,188	$16,198	4%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	168,900	154,498	14,402	9%
Selling, general and administrative expenses	51,528	45,355	6,173	14%
Depreciation and amortization	53,761	50,440	3,321	7%
Total operating costs and expenses	274,189	250,293	23,896	10%
Income from operations	$102,197	$109,895	$(7,698)	(7)%

Revenues

Total revenues for the nine months ended September 30, 2020 increased by $16.2 million or 4% to $376.4 million when compared to the same period in the prior year. Revenue during the nine months ended September 30, 2020 was favorably impacted by higher sales volume and higher spreads in our merchant acquiring business, higher ATH Movil and ATH Movil Business transactions coupled with the impact of revenue recognized in connection with services to the Puerto Rico Department of Education mentioned above. These increases were partially offset by the prior year impact of revenue from a one-time project amounting to $2.7 million and revenue from hardware sales and the completion of several projects of approximately $4.5 million.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2020 amounted to $168.9 million, an increase of $14.4 million or 9% when compared to the same period in the prior year. The increase is primarily related to an increase in salaries and compensation costs, driven by increased headcount and special incentives paid in connection with COVID-19, coupled with increases in professional services related to programming fees and increases in cloud services.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2020 increased by $6.2 million or 14% when compared to the same period in the prior year. The increase is primarily related to higher professional services.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2020 amounted to $53.8 million, an increase of $3.3 million or 7% when compared to the same period in the prior year. The increase is driven by higher capital expenditures in the prior year and software assets that went into production in the prior year.

Non-Operating Income (Expenses)

	Nine months ended September 30,
In thousands	2020	2019	Variance 2020 vs. 2019

Interest income	$1,165	$864	$301	35%
Interest expense	(18,829)	(22,191)	3,362	(15)%
Earnings of equity method investment	733	726	7	1%
Other income (expense)	2,766	(619)	3,385	(547)%
Total non-operating expenses	$(14,165)	$(21,220)	$7,055	(33)%

Non-operating expenses for the nine months ended September 30, 2020 decreased by $7.1 million to $14.2 million when compared to the same period in the prior year. The decrease is mainly related to a $3.4 million decrease in interest expense, resulting from the scheduled amortization of debt and a reduction in interest rates coupled with an increase in other income (expense) of $3.4 million for the same reason explained above for the three months.

Income Tax Expense

	Nine months ended September 30,
In thousands	2020	2019	Variance 2020 vs. 2019
Income tax expense	$15,551	$10,018	$5,533	55%

Income tax expense for the nine months ended September 30, 2020 amounted to $15.6 million, an increase of $5.5 million when compared to the same period in the prior year. The effective tax rate for the period was 17.7%, compared with 11.3% in the 2019 period. The increase in the effective tax rate primarily reflects the impact from discrete tax items of approximately $3.0 million, as well as, the impact of COVID-19 on the mix of business and other taxable items in foreign jurisdictions.

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

Comparison of the three months ended September 30, 2020 and 2019

Payment Services - Puerto Rico & Caribbean

	Three months ended September 30,
In thousands	2020	2019
Revenues	$33,284	$30,411
Adjusted EBITDA	18,473	18,377
Adjusted EBITDA Margin	55.5%	60.4%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended September 30, 2020 increased by $2.9 million to $33.3 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an incremental $2.3 million in revenue recognized from ATH Movil and ATH Movil Business and new services, partially offset by a decrease in POS and ATM transaction volumes, due to a higher average ticket and a shift in consumer behavior towards digital payment platforms. Adjusted EBITDA remained relatively flat at $18.5 million primarily due to higher operating expenses driven by higher equipment expenses coupled with higher costs of sales that almost entirely offset the increase in revenues.

Payment Services - Latin America

	Three months ended September 30,
In thousands	2020	2019
Revenues	$21,241	$20,596
Adjusted EBITDA	9,538	7,588
Adjusted EBITDA Margin	44.9%	36.8%

Payment Services - Latin America segment revenues for the three months ended September 30, 2020 increased $0.6 million to $21.2 million driven mainly by revenues generated by the acquisition of PlacetoPay in December 2019, partially offset by the decrease in transactional revenues due to COVID-19 coupled with client attrition and the negative impact of foreign currency. Adjusted EBITDA increased $2.0 million when compared to the same period in the prior year primarily due to the remeasurement of assets and liabilities denominated in US dollars.
.

Merchant Acquiring

	Three months ended September 30,
In thousands	2020	2019
Revenues	$30,646	$26,436
Adjusted EBITDA	15,885	11,208
Adjusted EBITDA Margin	51.8%	42.4%

Merchant Acquiring segment revenues for the three months ended September 30, 2020 increased $4.2 million to $30.6 million primarily driven by an increase in sales volume and an increase in spread partially due to the higher average ticket. Adjusted EBITDA increased $4.7 million reflecting the impact of lower operating expenses resulting from lower transactions with a higher average ticket.

Business Solutions

	Three months ended September 30,
In thousands	2020	2019
Revenues	$63,018	$52,945
Adjusted EBITDA	32,990	25,082
Adjusted EBITDA Margin	52.4%	47.4%

Business Solutions segment revenues for the three months ended September 30, 2020 increased $10.1 million to $63.0 million as a result of revenue recognized in connection with services to the Puerto Rico Department of Education amounting to $4.4 million coupled with an increase in services for Popular and increased network revenues, partially offset by a decrease in IT Consulting revenue as the prior year included revenue for a completed project. Adjusted EBITDA increased $7.9 million to $33.0 million as a result of the increase in revenue, partially offset by an increase in equipment expenses and maintenance costs coupled with increased costs of sales directly related to network revenues.

Comparison of the nine months ended September 30, 2020 and 2019

Payment Services - Puerto Rico & Caribbean

	Nine months ended September 30,
In thousands	2020	2019
Revenues	$90,632	$92,910
Adjusted EBITDA	47,823	59,959
Adjusted EBITDA Margin	52.8%	64.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the nine months ended September 30, 2020 decreased by $2.3 million to $90.6 million when compared to the 2019 period. The decrease in revenues was driven by the absence of the revenue from a one-time project in the prior year of $2.7 million and a decline in transaction volumes due to the impact of COVID-19, partially offset by incremental revenue recognized from ATH Movil and ATH Movil Business and new services. Adjusted EBITDA decreased by $12.1 million to $47.8 million primarily due to lower revenue, higher operating expenses related to post-implementation costs from an electronic benefits project, and higher costs of sales directly related to new services.

Payment Services - Latin America

	Nine months ended September 30,
In thousands	2020	2019
Revenues	$62,678	$62,533
Adjusted EBITDA	23,864	23,617
Adjusted EBITDA Margin	38.1%	37.8%

Payment Services - Latin America segment revenues for the nine months ended September 30, 2020 remained relatively flat when compared to the prior year driven by revenues generated from the acquisition of Place to Pay in December 2019 partially offset by the negative impact of foreign currency, the decrease in transactional revenues due to COVID-19 coupled with client attrition. Adjusted EBITDA increased $0.2 million when compared to the same period in the prior year, primarily due to the increase in revenues.

Merchant Acquiring

	Nine months ended September 30,
In thousands	2020	2019
Revenues	$80,531	$79,203
Adjusted EBITDA	40,551	35,424
Adjusted EBITDA Margin	50.4%	44.7%

Merchant Acquiring segment revenues for the nine months ended September 30, 2020 increased $1.3 million to $80.5 million primarily driven by a higher spread as the average ticket increased when compared with the prior year, partially offset by a decrease in sales volumes and non-transactional revenue as a result of COVID-19. Adjusted EBITDA increased $5.1 million reflecting the impact of lower operating expenses resulting from lower transactions with a higher average ticket.

Business Solutions

	Nine months ended September 30,
In thousands	2020	2019
Revenues	$174,455	$159,492
Adjusted EBITDA	84,459	72,396
Adjusted EBITDA Margin	48.4%	45.4%

Business Solutions segment revenues for the nine months ended September 30, 2020 increased $15.0 million to $174.5 million. Revenue growth in the segment was driven by revenue recognized for the Puerto Rico Department of Education as discussed above, coupled with increased services to Popular and an increase in network services revenue, partially offset by $2.5 million in revenue for completed projects and hardware sales recognized in the prior year that did not recur. Adjusted EBITDA increased $12.1 million to $84.5 million compared to the same period in the prior year as a result of higher revenues, partially offset by higher equipment expenses and increased costs of sales related to the increase in network services.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, and acquisitions. We also have a $125.0 million Revolving Facility, of which $101.7 million was available for borrowing as of September 30, 2020. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of September 30, 2020, we had cash and cash equivalents of $144.1 million, of which $67.6 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Nine months ended September 30,
(In thousands)	2020	2019

Cash provided by operating activities	$121,159	$136,167
Cash used in investing activities	(36,920)	(49,862)
Cash used in financing activities	(50,780)	(57,117)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	$(2,384)	$—
Increase in cash, cash equivalents and restricted cash	$31,075	$29,188

Net cash provided by operating activities for the nine months ended September 30, 2020 was $121.2 million compared to $136.2 million for the same period in the prior year. The $15.0 million decrease in cash provided by operating activities is primarily driven by a decrease in collections from customers coupled with lower net income.

Net cash used in investing activities for the nine months ended September 30, 2020 was $36.9 million compared to $49.9 million for the same period in the prior year. The $12.9 million decrease is attributable to lower capital expenditures as the prior year included significant hardware purchases as the Company refreshed key infrastructure.

Net cash used in financing activities for the nine months ended September 30, 2020 was $50.8 million compared to $57.1 million for the same period in the prior year. The $6.3 million decrease was mainly attributed to a $21.1 million decrease in cash used to repurchase common stock and $2.8 million decrease in withholding taxes paid on share-based compensation. These decreases were partially offset by a $17.0 million increase in repayments of long-term debt.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $36.9 million and $50.0 million, respectively, during the nine months ended September 30, 2020 and 2019. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 20, 2020, April 21, 2020 and July 24, 2020, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on April 3, 2020, June 5, 2020 and September 4, 2020, respectively, to stockholders of record as of the close of business on March 4, 2020, May 4, 2020 and August 3, 2020, respectively.

On October 20, 2020, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 4, 2020 to stockholders of record as of the close of business on November 2, 2020. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

The unpaid principal balance at September 30, 2020 of the 2023 Term A Loan and the 2024 Term B Loan was $192.8 million and $310.3 million, respectively. The additional borrowing capacity under our Revolving Facility at September 30, 2020 was $101.7 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of September 30, 2020 and December 31, 2019, the outstanding principal balance of the notes payable was $1.5 million and $2.4 million, respectively. The current portion of these notes is included in accounts payable and the long-term portion is included in other long-term liabilities in the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2020, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

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

As of September 30, 2020 and December 31, 2019, the carrying amount of derivatives included on the Company's unaudited condensed consolidated balance sheets was $27.4 million and $14.5 million, respectively. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2020, the Company reclassified losses of $1.7 million and $3.3 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $6.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Covenant Compliance

As of September 30, 2020, our secured leverage ratio was 1.93 to 1.00, as determined in accordance with the 2018 Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our 2018 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
(Dollar amounts in thousands, except per share information)	2020	2019	2020	2019	September 30, 2020
Net income	$34,581	$24,786	$72,481	$78,657	$97,524
Income tax expense	6,513	3,720	15,551	10,018	18,508
Interest expense, net	5,438	6,919	17,664	21,327	23,931
Depreciation and amortization	18,127	16,972	53,761	50,440	71,403
EBITDA	64,659	52,397	159,457	160,442	211,366
Equity income (1)	(202)	(372)	(733)	(241)	(943)
Compensation and benefits (2)	3,669	3,455	10,920	10,392	14,326
Transaction, refinancing and other fees (3)	1,907	—	6,880	280	7,098
Adjusted EBITDA	70,033	55,480	176,524	170,873	231,847
Operating depreciation and amortization (4)	(9,888)	(8,673)	(28,943)	(25,516)	(38,307)
Cash interest expense, net (5)	(5,301)	(6,644)	(16,917)	(20,774)	(23,159)
Income tax expense (6)	(7,472)	(5,509)	(21,729)	(15,454)	(26,514)
Non-controlling interest (7)	(155)	(63)	(412)	(287)	(472)
Adjusted net income	$47,217	$34,591	$108,523	$108,842	$143,395
Net income per common share (GAAP):
Diluted	$0.47	$0.34	$0.99	$1.07
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.65	$0.47	$1.49	$1.48
Shares used in computing adjusted earnings per common share:
Diluted	73,001,780	73,314,704	73,049,817	73,530,865

1)	Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO"), net of dividends received.

2)	Primarily represents share-based compensation.

3)	Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses and an impairment charge.

4)	Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. With the exception of the letters of credit issued against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility, as of September 30, 2020, the Company did not have any off-balance sheet items.

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

Interest Rate Risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B Loan is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2020, under the secured credit facilities, would increase our annual interest expense by approximately $3.0 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. As of September 30, 2020, the Company had $27.4 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $16.9 million at December 31, 2019. Unfavorable foreign currency translation adjustments at September 30, 2020 were impacted by the atypical volatility of foreign currencies brought on by the unstable macroeconomic conditions resulting from the COVID-19 pandemic.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of COVID-19, the majority of our global workforce shifted to a primarily work from home environment beginning in March 2020. This change to remote working was rapid and included both our employees in Puerto Rico as well as our workforce across all regions in which we operate. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, the Company has not identified any material changes in the Company’s internal control over financial reporting as a result from this new way of work. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

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

Item 1A. Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to those risk factors and the other information included elsewhere in this report, investors should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in our Form 10-Q for the quarterly period ended June 30, 2020.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Form 10-Q for the quarterly period ended June 30, 2020, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

EVERTEC, Inc. (Registrant)

Date: October 30, 2020	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: October 30, 2020	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)