Form 10-K
period 2020-12-31
EVERTEC, Inc.
filed 2021-03-01
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $1,043,904,537 based on the closing price of $27.00 as of the close of business on June 30, 2020.
As of February 19, 2021, there were 72,107,860 outstanding shares of common stock of EVERTEC, Inc.
Documents Incorporated by Reference:
Specifically identified portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.

EVERTEC, Inc.
2020 Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, or Report, contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues pursuant to our Master Services Agreement ("MSA") with them and to grow our merchant acquiring business;
•as a regulated institution, the likelihood we will be required to obtain regulatory approval before engaging in certain new activities or businesses, whether organically or by acquisition, and our potential inability to obtain such approval on a timely basis or at all, which may make transactions more expensive or impossible to complete, or make us less attractive to potential sellers;
•our ability to renew our client contracts on terms favorable to us, including our contract with Popular, and any significant concessions we may have to grant to Popular with respect to pricing or other key terms in anticipation of the negotiation of the extension of the MSA, both in respect of the current term and any extension of the MSA;
•our dependence on our processing systems, technology infrastructure, security systems and fraudulent payment detection systems, as well as on our personnel and certain third parties with whom we do business, and the risks to our business if our systems are hacked or otherwise compromised;
•our ability to develop, install and adopt new software, technology and computing systems;
•a decreased client base due to consolidations and failures in the financial services industry;
•the credit risk of our merchant clients, for which we may also be liable;
•the continuing market position of the ATH network;
•a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;
•our dependence on credit card associations, including any adverse changes in credit card association or network rules or fees;
•changes in the regulatory environment and changes in international, legal, tax, political, administrative or economic conditions;
•the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico and its instrumentalities, which are facing severe political and fiscal challenges;
•additional adverse changes in the general economic conditions in Puerto Rico, whether as a result of the government’s debt crisis or otherwise, including the continued migration of Puerto Ricans to the U.S. mainland, which could negatively affect our customer base, general consumer spending, our cost of operations and our ability to hire and retain qualified employees;
•operating an international business in Latin America and the Caribbean, in jurisdictions with potential political and economic instability;
•our ability to protect our intellectual property rights against infringement and to defend ourselves against claims of infringement brought by third parties;
•our ability to comply with U.S. federal, state, local and foreign regulatory requirements;
•evolving industry standards and adverse changes in global economic, political and other conditions;
•our level of indebtedness and restrictions contained in our debt agreements, including the secured credit facilities, as well as debt that could be incurred in the future;
•our ability to prevent a cybersecurity attack or breach in our information security;
•the possibility that we could lose our preferential tax rate in Puerto Rico;
•the possibility of future catastrophic hurricanes, earthquakes and other potential natural disasters affecting our main markets in Latin America and the Caribbean;

•uncertainty related to the effect of the discontinuation of the London Interbank Offered Rate at the end of 2021;
•the continued impact of the COVID-19 pandemic and measures taken in response to the outbreak, on our resources, net income and liquidity due to current and future disruptions in operations as well as the macroeconomic instability caused by the pandemic;
•the nature, timing and amount of any restatement; and
•other risks and uncertainties detailed in Part I, Item IA “Risk Factors” in this Report.

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

INDUSTRY AND MARKET DATA
This Form 10-K includes industry data that we obtained from periodic industry publications, including the August 2020 Nilson Report and the 2020 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Form 10-K also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analysis and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Part I
Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Solutions Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC, EGM Ingeniería sin Fronteras, S.A.S. ("PlacetoPay") and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Company Overview

EVERTEC is a leading full-service transaction-processing business in Puerto Rico, the Caribbean and Latin America, providing a broad range of merchant acquiring, payment services and business process management services. According to the August 2020 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries out of 11 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We manage a system of electronic payment networks and offer a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico, that process approximately three billion transactions annually. Additionally we offer technology outsourcing in all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•Our ability to provide competitive products;
•Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;
•Our ability to serve customers with disparate operations across several geographies with technology solutions that enable them to manage their business as one enterprise; and
•Our ability to capture and analyze data across the transaction-processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction-processing value chain (such as only merchant acquiring or payment services).

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

As of December 31, 2020 Popular, Inc. (NASDAQ: BPOP) ("Popular") owned approximately 16.2% of our common stock and was our largest shareholder. For the year ended December 31, 2020, 44% of our revenue was generated from our relationship with Popular. The revenue concentration with Popular makes our MSA with them our most significant client contract. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Relationship with Popular.”

Industry Trends

Shift to Electronic Payments

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction-processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market and that this ongoing shift will continue to generate substantial growth opportunities for our business.

In March of 2020, the World Health Organization declared the outbreak of the novel coronavirus ("COVID-19") a global pandemic. In order to mitigate the ongoing effects of the pandemic, government authorities and business have implemented various measures intended to contain and limit the spread of COVID-19, which negatively impacted consumer and business spending. However, the spread of COVID-19 has also accelerated consumer preference for e-commerce and electronic payments, increasing consumer demand for contactless payment solutions and accelerating the move from cash to cashless payment methods.

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

Prior to the COVID-19 pandemic, the markets in which we operate, particularly in the Latin American and Caribbean region were growing, financial inclusion was increasing, and consumer preference was driving an increase for card (e.g., debit, credit, prepayment, and EBT) and electronic payments usage. Latin America was significantly affected by the pandemic and the associated recession, as a result, the gross domestic product growth rate is expected to fall by more than 7%. This decrease is expected to be partially offset by an increase in demand for contactless technology, QR code payments and instant payment-based transfers. According to the 2020 World Payments Report, non-cash payment volumes in Latin America increased to 52.6 billion in 2019 from 48.8 billion in 2018, representing a growth rate of 7.8%. A growing base of young and Internet-savvy customers and e-commerce growth are defining the Latin America payments landscape with credit card penetration, digital wallets, contactless payments, and other value-added offerings. Latin American non-cash markets continue to be poised for growth despite the impact of COVID-19, as non-cash transactions are expected to grow 6% through 2023. The region's FinTech sector is driving change via new contactless payment technology that are becoming popular alternatives to cash payments. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

Ongoing Technology Outsourcing Trends

We benefit from the trend of financial institutions and government agencies outsourcing technology systems and processes. Financial institutions globally are facing significant challenges including the entrance of non-traditional competitors, the compression of margins on traditional products, significant channel proliferation and increasing regulation that could potentially curb profitability. Many of these institutions have traditionally fulfilled their IT needs through legacy computer systems, operated by the institution itself. Legacy systems are generally highly proprietary, inflexible and costly to operate and maintain. Many medium and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these legacy systems is financially and logistically challenging, which presents a business opportunity for the Company.

Industry Innovation

The digital payments space is experiencing rapid and ongoing technological innovation and fast-paced entry of new players. Emerging technologies such as contactless payments, mobile commerce, “e-wallets” and innovative POS devices continue to drive the shift away from cash, check and other paper methods of payment. Consumer and merchant adoption and preference for digital payment solutions has further accelerated during the pandemic, and, as a result, the Company has benefited from an increase in transaction volumes for these types of payment solutions. As consumer demands for contactless and card-not-present solutions increased, the Company continued to innovate, expanding the functions of ATH Movil and ATH Movil business, adding QR codes and working to increase the footprint of the application.

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to U.S. competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technological needs, language and culture. We have built leadership positions across the transaction-processing value chain in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new markets. According to the August 2020 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. EVERTEC processed approximately two billion transactions in 2020. According to management's estimates, ATH branded products are the most frequently used electronic method of payment in Puerto Rico. We offer compelling value to our merchants, as noted in the most recent report published by the Federal Reserve Board regarding debit network fees, which ranked the ATH network as one of the most economical networks for merchants. Our scale and customer base of top tier financial institutions and government entities ensures we are the leading card issuer and core bank processors in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of financial institution, merchant, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Our Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America and Merchant Acquiring segments, as well as certain business lines representing the majority of our business solutions segment, generate recurring revenues that collectively accounted for approximately 95% of our total revenues in 2020. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five-year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment and our Payment Services - Latin America segment, such as IT consulting for a specific project or integration or one-time license sales. Additionally, we entered into a 15-year MSA with Popular on September 30, 2010. We provide a number of critical payment services and business solutions products and services to Popular and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we are able to gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our scalable, end-to-end technology platforms that allow us to provide a broad range of transaction-processing services and develop and deploy technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $226 million over the last five years on technology investments, including POS terminals, to continue building the capacity and functionality of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

Experienced Management Team with a Strong Track Record of Execution

We have grown our revenue organically by introducing new products and services and expanding our geographic footprint throughout Latin America. We have a proven track record of creating value from operational and technology improvements and capitalizing on cross-selling opportunities. EVERTEC's management team brings many years of industry experience, with long-

standing leadership at the operating business level and collectively benefits from an average of over 20 years of industry experience. We believe our leadership is well positioned to continue to drive growth across business lines and regions.

Our Growth Strategy

We intend to grow our business by continuing to execute on the following business strategies:

Continue Cross-Sales to Existing Customers

We seek to grow revenue by continuing to sell additional products and services to our existing merchant, financial institution, corporate and government customers. We intend to broaden and deepen our customer relationships by leveraging our full suite of end-to-end technology solutions. For example, we believe that there is opportunity to cross-sell our payment gateway product; card issuing and acquiring platforms and services; network services; ATM and point-of-sale processing services, and payment and collection platforms, and our risk management products to existing financial institution customers, particularly in markets outside of Puerto Rico. We will also seek to continue to cross-sell value-added services into our existing merchant base.

Leverage Our Franchise to Attract New Customers in the Markets We Currently Serve

We intend to attract new customers by leveraging our comprehensive product and services offering, the strength of our brand and our leading end-to-end technology platform. Furthermore, we believe we are well positioned to develop new products and services and to take advantage of our access to and position in markets we currently serve. For example, in markets we serve outside of Puerto Rico, we believe there is a good opportunity to penetrate small to medium and some larger financial institutions, fintech companies and medium to large retailers with our products and services.

Expand in the Latin American Region

We believe there is substantial opportunity to expand our businesses in the Latin American region. We believe that we have a competitive advantage relative to U.S. competitors based on our first-hand knowledge of the Latin American and Caribbean markets and their technological needs, our physical presence in the region, language and culture. We believe significant growth opportunities exist in a number of large markets such as Colombia, México, and Chile, among others. We also believe that there is an opportunity to provide our services to existing financial institution customers in other regions where they operate. Additionally, we continually evaluate our strategic plans for geographic expansion, which can be achieved through strategic acquisitions, joint ventures, partnerships, or alliances. For a description of risks associated with obtaining regulatory approvals and other risks associated with strategic transactions, see “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions.”

Develop New Products and Services

Our close experience with customers and understanding of the markets where we operate, tied with a deeper ownership of the intellectual property around our products and offerings, allow Evertec to continue developing and evolving processing and financial technology services.

We plan to continue investing and growing our merchant, financial institution, fintech, corporate and government customer base by investing in core products, including (i) processing platforms, as is Paystudio, (ii) data and fraud management solutions, such as Risk Center, Scudo and 3DS, (iii) merchant capture channels, ATH Movil for person-to-person, and person-to-merchant digital transactions, pvot for Smart POS and Placetopay for card-not-present and omni-channel experiences. We also invest in value-added services such as API enablement, tokenization, loyalty, digital on-boarding, and predictive models. We intend to continue to focus on these and other new product opportunities in order to take advantage of our leadership position in the transaction-processing industry in the Latin American and Caribbean region.

Our Business

We offer our customers end-to-end products and solutions across the transaction-processing value chain from a single source across numerous channels and geographic markets, as further described below.

Merchant Acquiring

Our merchant acquiring business provides services to merchants that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant acquiring services includes, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, the settlement of funds with the participating financial institution, detailed sales reports and customer support. In 2020, our merchant acquiring business processed over 384 million transactions.

Payment Services

We believe we are the largest card processor and card network service provider in the Caribbean. We provide a diversified suite of payment processing products and services to blue chip regional and global corporate customers, government agencies, and financial institutions across Latin America and the Caribbean. These services provide the infrastructure technology necessary to facilitate the processing and routing of payments across the transaction-processing value chain.

At the point-of-sale, we sell transaction-processing technology solutions, similar to the services in our merchant acquiring business, to other merchant acquirers to enable them to service their own merchant customers. We also offer terminal driving solutions to merchants, merchant acquirers (including our merchant acquiring business) and financial institutions, which provide the technology to securely operate, manage and monitor POS terminals and ATMs. We also rent POS devices to financial institution customers who seek to deploy them across their own businesses.

To connect the POS terminals to card issuers, we own and operate the ATH network, one of the leading ATM and PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction-processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. We also own and operate ATH Movil and ATH Movil Business which is an ATH network application that allows individuals to (i) transfer money instantly to individuals and merchants using only their phone number, and (ii) transfer money between an individual's registered cards, even if they are from multiple financial institutions. ATH Movil Business allows individuals to make payments in real time and to donate to non-profit organizations. The ATH network and payment processing businesses processed approximately two billion transactions in 2020.

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

We have been the main provider of EBT services to the Puerto Rican government since 1998. Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system and serves approximately 850,000 active participants.

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

In merchant acquiring, we compete with several other service providers and financial institutions, including Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Elavon, Inc., EVO Payments, Inc., Paypal, Square, independent sales organizations and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, brand awareness, strength of the relationship with financial institutions, system functionality, integration service capabilities and innovation. Our business is also impacted by the expansion of new payments methods and devices, card association business model expansion, and bank consolidation.

In payment services, we compete with several other third party card processors, debit networks, and financial technology providers, including Tecnocom Telecomunicaciones y Energía, S.A., Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., MasterCard, Visa, American Express, Discover, Global Payments, Inc. Rappi, PayU and Paypal. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities.

In business solutions, our main competition includes internal technology departments within financial institutions, retailers, data processing or software development departments of large companies, large technology and consulting companies, and/or financial technology providers, such as Fidelity National Information Services, Inc. and Fiserv, Inc. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities, and disaster recovery and business continuity capabilities.

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

People and Culture

At December 31, 2020, we had approximately 2,500 employees, 55% of which are Puerto Rico and US employees, while our remaining workforce is composed of foreign nationals working in our offices throughout Latin America, which include, Dominican Republic, Mexico, Guatemala, Costa Rica, Panama, Colombia, Chile, Uruguay and Brazil. In Brazil, we have two unionized employees covered by the terms of industry-specific collective agreements. None of our other employees are otherwise represented by any labor organization. We consider our relationships with our employees to be good. We have not experienced any work stoppages in connection with employee matters.

Diversity and Inclusion

Our culture is underpinned by our core values, including a commitment to diversity and inclusion, an essential component of our formula for innovation. We value diversity of ideas, thoughts and opinions, as well as of race, gender, age, cultural backgrounds and physical abilities, among others. We embrace inclusion by integrating diversity into our human capital management, product development and customer service strategies and decisions. Our workforce is 37% female and 63% male, making us unique among technology companies both in the U.S. and in Latin America. Over 99% of our employees and over 90% of our managers are Hispanic.

The Company has been named in the Bloomberg Gender Equality Index ("GEI") for three consecutive years. The GEI distinguishes companies committed to transparency in gender reporting and advancing women’s equality.

Employee Engagement

Evertec considers employee engagement a key component of its high-performance culture. Throughout the year, we engage with our employees in many ways, including through content on Evertec’s intranet, digital signage, virtual quarterly all-staff meetings, and in many other ways.

An internal engagement survey is conducted at least once every two years. In 2020, we performed a comprehensive engagement survey. The survey empowers employees to provide feedback on a variety of experiences, the results help Evertec's management and leadership gain insight into the most important drivers related to the work environment of our employees. In 2020, 85% of employees responded to the survey, which was the highest participation rate in the Company's history. Areas with highest employee satisfaction were our business and organizational development, collaboration, and work environment. In response to this employee feedback, management collaborates with our employees to create and adopt action plans to address concerns or potential areas of improvement. Completion of these action plans are monitored by the People & Culture division and reported to senior management.

Recruiting and Development Initiatives

Evertec pursues a diverse talent pool and is an Equal Opportunity Employer that aims to hire the best-qualified candidates for available positions. We promote based on merit. Our diversity recruitment initiatives are tracked through the completion of an Annual Affirmative Action Plan. In addition, we periodically conduct gender gap pay analysis for our employee population. During 2020, we implemented a remote recruitment and on-boarding strategy to ensure the safety of our new hires and existing population. The effects of COVID-19 did not deter our Talent Acquisition Strategy to attract and retain the best candidates to serve our clients across the regions where we operate and accomplish our business goals.

Evertec is focused on providing our employees the tools needed for their career development. Evertec University, in one platform, features all the learning opportunities available to our workforce, providing a curriculum composed of both online classroom and external trainings. Within Evertec University, we developed a leadership program that includes a 360 degree assessment, feed forward sessions, a leadership on-boarding program and a leadership academy. We also provide health and safety educational sessions in liaison with external health professionals as part of our health and wellness education programs efforts.

Response to COVID-19

The health and safety of our employees is our highest priority. In response to the COVID-19 pandemic, the Company has taken the following measures to ensure its employees good health and well-being:

•Transitioned most of its employees to a work from home environment. Management expects that most of our employees will remain working remotely until it is deemed safe by management to return to our offices.
•For employees working on site, implemented safety measures including: administering daily temperature checks upon entering the work site, providing protective gear, developing safe social distancing workspaces, and increasing overall sanitation at our offices.
•Established specialized engagement and feedback initiatives,
•Broadened employees' benefit offerings, such as incentives for critical employees working “on site” and providing office supplies and equipment purchases for employees working remotely,
•No employee layoffs, furloughs or reductions in pay related to COVID-19 for the year ended December 31, 2020.
•Extended Employee Assistance Program to employees in Latin America, offering a number of webinars related to mental health and employee well-being were provided throughout the year.

Our values for People and Culture are aligned with our commitment to environmental, social and governance (ESG). For further information, refer to the ESG tear sheet available on our website at https://ir.evertecinc.com/ESG.doc as well as Vision, Mission and Values section in our most recent proxy.

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

Transactions with Affiliates

To the extent that we are deemed to be an affiliate of Popular for purpose of the affiliate transaction rules found in Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, we will be subject to various restrictions on our ability to borrow from, and engage in certain other transactions with Popular’s bank subsidiaries, Banco Popular and Banco Popular North America (“BPNA”). In general, these rules require that any “covered transaction” that we enter into with Banco Popular or BPNA (or any of their respective operating subsidiaries), as the case may be, must be limited to 10% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. In addition, all “covered transactions” between Banco Popular or BPNA, on the one hand, and Popular and all of its subsidiaries and affiliates on the other hand, must be limited to 20% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. “Covered transactions” are defined by statute and by regulation to include a loan or extension of credit from a bank to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, or the credit risk arising from certain repurchase, securities borrowing/lending and derivative transactions that a bank may engage in with an affiliate. Certain credit transactions by a bank with an affiliate, in addition to being subject to the limitations above, must be secured by specified collateral.

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

Permissible Activities

To the extent that we are deemed to be controlled by Popular for bank regulatory purposes, we may conduct only those activities that are authorized for a bank holding company or a financial holding company under the BHC Act, the Federal Reserve Board’s Regulation K and other relevant U.S. federal banking laws. These activities generally include activities that are related to banking, or that are financial in nature or incidental to financial activities. In addition, restrictions placed on Popular as a result of supervisory or enforcement actions may restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business.

To the extent that we are deemed to be a foreign subsidiary of a bank holding company under the Federal Reserve Board’s regulations, we will rely on the authority granted under the Federal Reserve Board’s Regulation K to conduct our data processing, management consulting and related activities outside the United States. The Federal Reserve Board’s Regulation K generally limits activities of a bank holding company outside the United States that are not those activities of a banking or financial nature, that are specifically permitted under Regulation K to foreign subsidiaries or necessary to carry on such activities that are not otherwise permissible for a foreign subsidiary under the banking regulations. We continue to engage in certain activities outside the scope of such permissible activities pursuant to authority under the Federal Reserve Board’s Regulation K, which allows a bank holding company to retain, in the context of an acquisition of a going concern, such otherwise impermissible activities if they account for not more than 5% of either the consolidated assets or consolidated revenues of the acquired organization.

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

Privacy and Information Security Regulations

We and our financial institution clients are required to comply with various U.S. state, federal and foreign privacy laws and regulations, including those imposed under the Gramm-Leach-Bliley Act of 1999 which applies directly to a broad range of financial institutions and to companies that provide services to financial institutions. These laws and regulations place restrictions on the collection, processing, storage, use and disclosure of certain personal information, require disclosure to individuals of detailed privacy practices and provide them with certain rights to prevent the use and disclosure of protected information. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, states officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information. In addition, U.S. state and federal government agencies have been contemplating or developing new initiatives to safeguard privacy and enhance data and information security. Some foreign privacy laws may be stricter than those applicable under U.S. federal, state or Puerto Rican law. As a provider of services to financial institutions, we are required to comply with applicable privacy and cybersecurity regulations and are bound by the same limitations on disclosure of the information received from our customers as applied to the financial institutions themselves. See “Item 1A. Risk Factors-Risks Related to Our Business-We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business."

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

Anti-trust and Competition Laws

We are required to comply with various federal, local and foreign competition and anti-trust laws, including the Sherman Act, Clayton Act, Hart-Scott-Rodino Antitrust Improvements Act, Robinson-Patman Act, Federal Trade Commission Act and Puerto Rico Anti-Monopoly Act. In general, competition laws are designed to protect businesses and consumers from anti-competitive behavior. Competition and anti-trust law investigations can be lengthy, and violations are subject to civil and/or criminal fines and other sanctions for both corporations and individuals that participate in the prohibited conduct. Class action civil anti-trust lawsuits can result in significant judgments, including in some cases, payment of treble damages and/or attorneys' fees to the successful plaintiff. See “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdiction in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions.”

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

Geographic Concentration

For the year ended December 31, 2020, 82% of revenues were generated from our business in Puerto Rico, while the remaining 18% was generated from Latin America and the Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala, Colombia, Chile, Uruguay, Brazil and Panamá. The Caribbean primarily represents the Dominican Republic and the Virgin Islands. See Note 23 to Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to geographic areas.

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

In 2020, we derived approximately 44% of our revenue from our relationship with Popular and the MSA is our most significant client contract, which has an initial term ending in 2025. The majority of Popular’s business is presented in the Business Solutions segment. If Popular were to terminate or fail to perform under (in whole or in part) the MSA, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse impact on our financial condition and results of operations.

If we are unable to maintain our merchant relationships and our alliance with Popular, our business may be adversely affected.

Growth in our merchant acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our relationship with Banco Popular, a wholly-owned subsidiary of Popular. A substantial portion of our business is generated from our Independent Sales Organization Sponsorship and Services Agreement (the “ISO Agreement”) with Banco Popular, which has an initial term ending in 2025.

Banco Popular acts as a merchant referral source and provides sponsorship into the ATH, Visa, Discover and MasterCard networks for merchants, as well as card association sponsorship, clearing and settlement services. We provide transaction-processing and related functions. Both we and Popular as alliance partners may provide management, sales, marketing, and other administrative services to merchants. We rely on the continuing growth of our merchant relationships, which in turn is dependent upon our alliance with Banco Popular and other distribution channels. There can be no guarantee that this growth will continue and the loss or deterioration of these relationships, whether due to the termination of the ISO Agreement or otherwise, could negatively impact our business and result in a reduction of our revenue and income.

If we are unable to renew or negotiate extensions for our MSA with Popular, our ISO Agreement with Banco Popular and our ATH Network Participation Agreement and ATH Support Agreement with Banco Popular (the “BPPR ATH Agreements"), or if we must provide significant concessions to Popular or Banco Popular to secure extensions or otherwise, our ability to renegotiate our debt, results of operations, financial condition and trading price of our common stock may be materially adversely affected.

We regularly discuss with Popular the terms of the MSA and the services we provide thereunder to Popular. We cannot be certain that we will be able to negotiate an extension to the MSA. Even if we are able to negotiate an extension of the MSA, any new master services agreement may be materially different from the existing MSA. Further, Popular may require significant concessions from us with respect to pricing, services and other key terms, both in respect of the current term and any extension of the MSA. Any such events may materially and negatively impact our financial condition, results of operations and trading price of our common stock, as well as potentially limit our ability to renegotiate our debt.

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

The BPPR ATH Agreements also have initial terms ending in 2025. Under such agreements, among other things, we provide Banco Popular certain ATM and POS services in connection with our ATH network; we grant a license to use the ATH logo, word mark and associated trademarks; and Banco Popular agrees to support, promote and market the ATH network and brand and to issue debit cards bearing the symbol of the ATH network. If one or both of the BPPR ATH Agreements are not extended, our ATH brand and network could be negatively impacted and our financial condition and results of operations adversely affected.

The inability to renew or maintain client contracts on favorable terms or at all may adversely affect our results of operations and financial condition.

Our contracts with private clients generally run for a period of one to five years. Our government contracts generally run for one year and do not include automatic renewal periods due to government procurement rules and related fiscal funding requirements. Our standard merchant contract has an initial term of up to three years, with automatic one-year renewal periods. At the end of the contract term, clients can renew or renegotiate their contracts with us, but may also consider whether to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and/or contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

We also depend on our payment processing clients to comply with their contractual obligations, applicable laws, regulatory requirements and credit card associations rules or standards. A client's failure to comply with any such laws or requirements could force us to declare a breach of contract and terminate the client relationship. The termination of such contracts or relationships, as well as any inability to collect any damages caused, could have a material adverse effect on our business, financial condition and results of operations. Additionally, any such failure by clients to comply could also result in fines, penalties or obligations imputed to EVERTEC, which could also have a material adverse effect on our business.

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

Our businesses are dependent on our ability to reliably process, record and monitor a large number of transactions. We settle funds on behalf of financial institutions, other businesses and consumers and process funds transactions from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments, electronic benefits transfer ("EBT") transactions and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and, in some cases, the detection or prevention of fraudulent payments. If any of our financial, accounting, or other data processing systems or applications fail or experience other significant shortcomings, our ability to serve our clients and accordingly our results of operations could be materially adversely affected. Such failures or shortcomings could be the result of events that are beyond our control, which may include, for example, computer viruses, fires, electrical or telecommunications outages, natural disasters, disease pandemics, terrorist acts or other unanticipated damage to property or physical assets. Any such shortcoming could also damage our reputation, require us to expend significant resources to correct the defect, and may result in liability to third parties, especially since some of our contractual agreements with financial institutions require the crediting of certain fees if our systems do not meet certain specified service levels.

There is also a risk that we may lose critical data or experience system failures. We perform the vast majority of disaster recovery operations ourselves, though we utilize select third parties for some aspects of recovery. To the extent we outsource our disaster recovery, we are at risk of the vendor’s unresponsiveness in the event of breakdowns in our systems. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

The outbreak of COVID-19 has had, and may continue to have, a negative impact on the global economy and may have a negative impact on our business, operations and results.

The COVID-19 outbreak, and measures taken to contain and/or mitigate it, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns, have had dramatic adverse consequences for the global economy. The effects of COVID-19 on our business and our financial condition could include but are not limited to the following: (i) payment processing risks associated with disruptions to merchant activity and business failures including chargeback risk; (ii) adverse effects on revenue streams for certain lines of business in the Business Solutions segment (including core banking, network services, IT consulting, cash and item processing); (iii) reduced transactional revenue in our Payment Services - Latin America segment; (iv) additional regulatory requirements; (v) changes to normal operations; (vi) impairments in our ability to timely deliver key projects; (vii) negative effects of general macroeconomic conditions on consumer confidence; (viii) significant reductions or volatility in demand for one or more of our products and (ix) reduced demand from consumers, stemming from the concern of the risk of contracting COVID-19, resulting in loss of profits.

These factors may prevail for a significant period of time and may adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided, including any economic downturn or recession that has occurred or may occur in the future. If these effects are sustained, they could have accounting consequences such as impairments of tangible and intangible long-lived assets and could affect our ability to operate effective internal control over financial reporting and execute expansion plans or invest in product development.

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

Due to the COVID-19 pandemic, we transitioned a significant subset of our employee population to a remote working environment, which may exacerbate various cybersecurity risks to our business, including an increased demand for information technology resources, an increased risk of phishing and other cybersecurity attacks, and an increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information.

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

In order to provide our transaction-processing services, several of our subsidiaries are registered with or certified by Visa, Discover and MasterCard and other networks as members or as service providers for member institutions. As such, we and many of our customers are subject to card association and network rules that could subject us or our customers to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us, acquirer customers, processing customers and merchants. Visa, Discover, MasterCard and other networks, some of which are our competitors, set the standards with which we must comply. The termination of Banco Popular’s or our subsidiaries’ member registration or our subsidiaries’ status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction-processing services to or through our customers, could have an adverse effect on our business, operating results and financial condition.

Changes in interchange fees charged by credit card associations and debit networks could increase our costs or otherwise adversely affect our business.

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

We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions.

Our business is subject to the laws, rules, regulations and policies in the countries in which we operate, as well as the legal interpretation of such regulations by administrative bodies and the judiciary of those countries. The expansion of our business may also result in increased regulatory oversight and enforcement, as well as any claims by regulatory agencies and courts that we are required to obtain licenses to engage in certain business activity.

Enforcement of, failure, or perceived failure to comply with laws, rules, regulations, policies or licensing requirements could result in criminal or civil lawsuits, penalties, fines, forfeiture of significant assets, an outright or partial restriction on our operations, enforcement in one or more jurisdictions, additional compliance and licensure requirements, and force us to change the way we or our users do business. Any changes in our or our users' business methods could increase cost or reduce revenue.

The laws, rules, regulations and policies in the markets in which we operate include, but are not limited to, privacy and user data protection, banking, money transmission, antitrust, anti-money laundering and the export, re-export and re-transfer abroad of covered items. In addition, our operations in most of the countries where we operate are subject to risks related to compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and other local laws prohibiting corrupt payments to government officials and other third parties.

Privacy and Use Data Protection

Our business relies on the processing of data in multiple jurisdictions and the movement of data across national borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continues to evolve, and regulatory scrutiny in this area is increasing around the world. Significant uncertainty exists as privacy and data protection laws may differ from country to country and may create inconsistent or conflicting requirements. Our ongoing efforts to comply with privacy, cybersecurity, and data protection laws may entail expenses, may divert resources from other initiatives and projects, and could limit the service we are able to offer. Enforcement actions and investigations by regulatory authorities related to data security incidents and privacy actions or investigations could damage our reputation and impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

Banking

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

We and our customers are also generally subject to U.S. federal, Puerto Rico and other countries’ laws, rules and regulations that affect the electronic payments industry, including with respect to activities in the countries where we operate and due to our relationship with Popular.

Regulation of the electronic payment card industry has increased significantly in recent years. There is also continued scrutiny by the U.S. Congress of the manner in which payment card networks and card issuers set various fees. Banking regulators have been strengthening their examination guidelines with respect to relationships between banks and their third-party service providers, such as us. Any such heightened supervision of our relationship with Popular could have an effect on our contractual relationship with Popular as well as on the standards applied in the evaluation of our services. See “Item 1. Business-Government Regulation and Payment Network Rules-Regulatory Reform and Other Legislative Initiatives.”

To the extent that we are deemed to be controlled by Popular pursuant to regulation and guidance under the Bank Holding Company Act of 1956 (the "BHC Act"), we will be subject to regulation, supervision and examination by the Federal Reserve Board. The BHC Act defines "control" differently than GAAP, and "control" can be found based on a variety of facts and circumstances. New lines of business, other new activities and acquisitions that we may wish to commence or undertake in the future, including the manner in which we conduct our business or may undertake such activities or acquisitions, may not be permissible for us under the BHC Act, the Federal Reserve Board's Regulation K or other applicable U.S. federal banking laws or may require the approval of the Federal Reserve Board or another applicable U.S. Federal banking regulator. Potential acquisitions may take longer, be more costly, or make us less attractive as a buyer. There can be no assurance that any required regulatory approvals will be obtained, or that they will be obtained without regulatory conditions. Additional regulatory requirements may be imposed on our activities or acquisitions to the extent we are controlled by Popular and Popular is subject to any supervisory or enforcement action, even if the supervisory actions are unrelated to us or to our business. To the extent that we are deemed to be controlled by Popular for purposes of the BHC Act, we may conduct only activities authorized under the BHC Act and the Federal Reserve Board's Regulation K and other related regulations for a bank holding company or a financial holding company. These restrictions may limit our ability to acquire other businesses or enter into other strategic transactions.

In connection with any acquisitions, we must also comply with U.S. federal and other antitrust and/or competition law requirements.

Export

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

We and our subsidiaries conduct business with financial institutions and/or card payment networks operating in countries whose nationals, including some of our customers, engage in transactions in countries that are the target of U.S. economic sanctions and embargoes, including Cuba. As a U.S.-based entity, we and our subsidiaries are obligated to comply with the economic sanctions regulations administered by OFAC. These regulations prohibit U.S.-based entities from entering into or facilitating unlicensed transactions with, for the benefit of, or in some cases involving the property and property interests of, persons, governments, or countries designated by the U.S. government under one or more sanctions regimes. Various state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business involving sanctioned countries or entities.

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

Antitrust

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

Puerto Rico's continued fiscal crisis could have a material adverse effect on our business and the trading price of our common stock.

For the years ended December 31, 2020 and 2019, approximately 82% and 81%, respectively, of our total revenues were generated from our operations in Puerto Rico. Some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly impacted by adverse economic or political developments in Puerto Rico, including adverse effects on the trading price of our common stock, our customer base, general consumer spending and the timeliness of the Government's payments, thus increasing our Government accounts receivable, and potentially impairing the collectability of those accounts receivable. As of December 31, 2020, we had net receivables of $13.9 million from the Government and certain public corporations.

A protracted government shutdown could negatively affect our financial condition

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

Puerto Rico's economy, including its financial crisis and the effects of potential natural disasters, could have a prolonged negative impact on the countries in which we operate and a material adverse effect on our business and results of operations.

Puerto Rico's location in the Caribbean exposes the island to increased risk of hurricanes and other severe tropical weather conditions and natural disasters. Hurricanes and other natural disasters including earthquakes, and their potential aftermaths, such as widespread power outages in Puerto Rico, damage to infrastructure and communications networks, and the temporary cessation and slow pace of reestablishment of regular day-to-day commerce, may severely impact the economies of Puerto Rico and the Caribbean. Any such events could further accelerate the ongoing emigration trend of Puerto Rico residents to the United States. Any prolonged delay in the repairs to the island's infrastructures, decline in business volumes, insufficient federal recovery and rebuilding assistance and any other economic declines due to hurricanes and their aftermaths may impact demand for our services and could have a material adverse effect on our business and results of operations.

As a result of Puerto Rico's high cost of electricity and governmental financial crisis, businesses may be reluctant to establish or expand their operations in Puerto Rico and the Caribbean, or might consider closing operations currently in such locations. If companies in the financial services and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

We are exposed to risks associated with our presence in international markets, including political or economic instability.

Our financial performance and results of operations may be adversely affected by general economic, political and social conditions and uncertainty in the emerging markets in which we operate. Many countries in Latin America have suffered significant economic, political and social crises in the past, and these events may occur again in the future. Instability in Latin America has been caused by many different factors, including (i) exposure to foreign exchange variation, (ii) significant governmental influence over local economies; (iii) substantial fluctuations in economic growth; (iv) high inflation levels or domestic interest rates; (v) wage, price or exchange controls, or restrictions on expatriation of earnings; (vi) changes in governmental economic or tax policies or unexpected changes in regulation which may restrict the movement of funds or results in the deprivation of contract or property rights; (vii) imposition of trade barriers; (viii) terrorist attacks and other acts of violence or war; and (ix) overall political, social, and economic instability.

Failure to protect our intellectual property rights and defend ourselves from potential intellectual property infringement claims may diminish our competitive advantages or restrict us from delivering our services.

Our trademarks, proprietary software, and other intellectual property, including technology/software licenses, are important to our future success. Limitations or restrictions on our ability to use such marks or a diminution in the perceived quality associated therewith could have an adverse impact on the growth of our businesses. We also rely on proprietary software and technology, including third party software that is used under licenses. It is possible that others will independently develop the same or similar software or technology, which would permit them to compete with us more efficiently. If any of the third-party software or technology licenses are terminated or otherwise determined to be unenforceable, then we would have to obtain a comparable license, which may involve increased license fees and other costs.

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

If EVERTEC Group does not comply with the terms of its preferential tax exemption grant, it may be subject to reduction of the benefits of the grant, tax penalties, other payment obligations or full revocation of the grant, which could have a material adverse effect on our financial condition, results of operations and our stock price.
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

Risks Related to Our Securities, Corporate Structure and Governance

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 72,137,678 are outstanding as of December 31, 2020. All of these shares, other than the 11,654,803 shares held by Popular and the shares held by our officers and directors, are freely transferable without restriction or further registration under the Securities Act. We cannot predict the size of future issuances of our common stock or the effect, if any that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including any shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operations or significant assets other than the ownership of 100% of the membership interest of Holdings, which in turn has no significant assets other than ownership of 100% of the membership interest of EVERTEC Group. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our existing secured credit facilities and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. We are prohibited from paying any cash dividend on our common stock unless we satisfy certain conditions. The secured credit facilities also include limitations on the ability of our subsidiaries to pay dividends to us. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends or make distributions or loans or enable us to pay any dividends on our common stock or other obligations.

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

Provisions of our amended and restated certificate of incorporation, amended and restated bylaws and the Stockholder Agreement may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board and/or Popular. These provisions include:

•a voting agreement pursuant to which Popular agreed to vote its shares in favor of the Popular director nominees (which, constitute the right to appoint two of our nine directors), directors nominated by a committee of our Board in accordance with the Stockholder Agreement and the management director and to remove and replace any such directors in accordance with the terms of the Stockholder Agreement and applicable law and an agreement by us to take all actions within our control necessary and desirable to cause the election, removal and replacement of such directors in accordance with the Stockholder Agreement and applicable law;

•requiring that a quorum for the transaction of business at any meeting of the Board (other than a reconvened meeting with the same agenda as the originally adjourned meeting) consist of (1) a majority of the total number of directors then serving on the Board and (2) at least one director nominated by Popular, for so long as it owns, together with its affiliates, 5% or more of our outstanding common stock;

•prohibiting cumulative voting in the election of directors;

•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders other than Popular (as further described below);

•prohibiting stockholders from acting by written consent unless the action is taken by unanimous written consent;

•establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings, which advance notice requirements are not applicable to any directors nominated in accordance with the terms of the Stockholder Agreement.

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

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our substantial indebtedness, and we and our subsidiaries may be able to incur significant additional indebtedness, which could further increase such risks.

We are highly leveraged. As of December 31, 2020, the total principal amount of our indebtedness was approximately $499.5 million. Our high degree of leverage could have a significant impact on us, including (i) increasing our vulnerability to adverse economic, industry or competitive developments; (ii) requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities; (iii) exposing us to the risk of increased interest rates because our borrowings are predominantly at variable rates of interest; (iv) making it difficult for us to satisfy our indebtedness obligations generally, including complying with restrictive covenants and borrowing conditions, our noncompliance with which could result in an event of default under the agreements setting forth the terms of other indebtedness; (v) restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; (vi) limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and (vii) limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage to competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. In addition to the $117.0 million which was available for borrowing under our revolving credit facility as of December 31, 2020, the terms of the secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

If we are unable to comply with covenants in our debt instruments that limit our flexibility in operating our business, or obligate us to take action such as deliver financial reports, we may default under our debt instruments and our indebtedness may become due.

The agreement setting forth the terms of the secured credit facilities contain, and any future indebtedness we incur may contain, various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and our restricted subsidiaries’ ability to (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) grant liens; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vii) enter into certain transactions with our affiliates; and (viii) designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. The covenants in the secured credit facilities require us to maintain a maximum total secured net leverage ratio. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of our revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the secured credit facilities, the lenders could elect to declare all amounts outstanding under the secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the secured credit facilities. If the lenders under the secured credit facilities accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our secured credit facilities and we may not have sufficient assets to repay our unsecured indebtedness thereafter. As a result, our common stock could become worthless.

Discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

At December 31, 2020, we had $499.5 million of borrowings under our secured credit facilities bearing interest at Interbank Offered Rate ("LIBOR") plus an applicable margin. In July 2017, the Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our existing secured credit facilities, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. We may choose in the future to pursue amendments to our secured credit facilities to provide for a comparable or successor rate, but we can give no assurance that we will be able to reach agreement with our lenders on any such amendments.

At December 31, 2020 we also had an interest rate swap agreement which is designed to protect us from changes in interest rates. If LIBOR becomes unavailable and market quotations for specified inter-bank lending are not available, it is unclear how payments under such agreement would be calculated, which could cause these agreements to no longer offer us the protection we expect.

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

Dividends

The Company has a history of paying cash dividends. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. The covenants of our secured credit facilities may limit our ability to pay dividends on our common stock and limit the ability of our subsidiaries to pay dividends to us if we do not meet required performance metrics contained in our debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Obligations.”

We are a holding company and have no direct operations. We will only be able to pay dividends from our available cash on hand and funds received from our subsidiaries, Holdings and EVERTEC Group, whose ability to make any payments to us will depend upon many factors, including their operating results and cash flows. In addition, the secured credit facilities limit EVERTEC Inc.’s ability to pay distributions on its equity interests. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Obligations.”

Issuer Purchases of Equity Securities

	Total number of shares	Average price paid	Total number of shares purchased as part of a publicly	Approximate dollar value of shares that may yet be purchased
Period	purchased	per share	announced program (1)	under the program
03/1/2020-03/31/2020	336,022	21.725	336,022
Total	336,022	$21.725	336,022	$100,000,000

(1)On December 17, 2020, the Company announced that its Board approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $100 million of the Company’s common stock and extended the expiration to December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

In connection with our initial public offering, we adopted the 2013 Equity Incentive Plan (the “2013 Plan”) and reserved 5,956,882 shares of our Common Stock for issuance upon exercise and grants of stock options, restricted stock and other equity awards. We have filed a Form S-8 under the Securities Act covering such shares of our common stock reserved for issuance under the 2013 Plan.

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders (1)	1,093,515	$0.00	2,090,813
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)The Company's 2013 Plan was approved by the two sole stockholders prior to the Company's initial public offering, Popular and a fund managed by Apollo Global Management, LLC.

Stock Performance Graph

The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act of 1933 or the Exchange Act.

The following graph shows a comparison from April 12, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2020 of the cumulative total return for our common stock, the S&P 500 Index and the S&P Technology Index. The graph assumes that $100 was invested on April 12, 2013 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Comparison of ninety-three months cumulative total return of EVERTEC Inc.

Item 6. Selected Financial Data

The following table sets forth our selected historical consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 have been derived from the audited consolidated financial statements of EVERTEC, included in our Annual Reports on Form 10-K.

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

	Years ended December 31,
(Dollar amounts in thousands, except per share data)	2020	2019	2018	2017	2016
Statements of Income Data:
Revenues	$510,588	$487,374	$453,869	$407,144	$389,507
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	226,870	213,379	196,957	200,650	175,809
Selling, general and administrative expenses	70,808	61,411	68,717	56,161	46,986
Depreciation and amortization	71,518	68,082	63,067	64,250	59,567
Total operating costs and expenses	369,196	342,872	328,741	321,061	282,362
Income from operations	141,392	144,502	125,128	86,083	107,145
Interest income	1,502	1,217	787	716	377
Interest expense	(25,074)	(28,811)	(30,044)	(29,861)	(24,617)
Earnings (losses) of equity method investment	1,136	936	692	604	(52)
Other income (expenses)	4,897	(1,169)	2,602	2,657	544
Income before income taxes	123,853	116,675	99,165	60,199	83,397
Income tax expense	19,002	12,975	12,596	4,780	8,271
Net income	104,851	103,700	86,569	55,419	75,126
Less: Net income attributable to non-controlling interest	415	231	299	365	90
Net income attributable to EVERTEC, Inc.’s common stockholders	$104,436	$103,469	$86,270	$55,054	$75,036
Net income per common share—basic	$1.45	$1.44	$1.19	$0.76	$1.01
Net income per common share—diluted	$1.43	$1.41	$1.16	$0.76	$1.01

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$202,649	$111,030	$69,973	$50,423	$51,920
Total assets	1,072,579	1,011,676	927,292	902,788	885,662
Total long-term liabilities	577,158	595,739	574,981	607,596	648,324
Total debt	496,779	527,603	538,606	616,740	650,759
Total equity	342,429	271,623	215,606	147,976	108,175

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) focuses on discussion of our 2020 results as compared to our 2019 results. For discussion of our2019 results as compared to our 2018 results, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" within our Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020. See Note 1 of the Notes to Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is a leading full-service transaction-processing business in Puerto Rico, the Caribbean and Latin America, providing a broad range of merchant acquiring, payment services and business process management services. According to the August 2020 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean and Central America. We serve 26 countries in the region out of 11offices, including our headquarters in Puerto Rico. We own and operate the ATH network, one of the leading personal identification number (“PIN”) debit networks in Latin America. We manage a system of electronic payment networks and offer a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico, that process approximately three billion transactions annually. Additionally we offer technology outsourcing in all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

•Our ability to provide competitive products;
•Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;
•Our ability to serve customers with disparate operations in several geographies with technology solutions that enable them to manage their business as one enterprise; and
•Our ability to capture and analyze data across the transaction-processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction-processing value chain (such as only merchant acquiring or payment services).

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. Under the terms of the MSA, Popular agreed to use EVERTEC services on an ongoing exclusive basis for the duration of the agreement. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the Master Services Agreement. As of December 31, 2020, Popular retained a 16.2% interest in EVERTEC and was our largest shareholder.

Our MSA with Popular has an initial term that ends in 2025. For 2020, we derived approximately 44% of our revenue from our relationship with Popular, which makes the MSA our most significant client contract. We anticipate that we will enter into a negotiation with Popular prior to the expiration of the initial term of the MSA. We cannot be certain that we will be able to negotiate an extension to the MSA. In addition, even if we are able to negotiate an extension of the MSA, any new master services agreement may be materially different from the existing MSA. Further, the anticipated negotiation of the MSA extension may result in Popular obtaining significant concessions from us with respect to pricing and other key terms, both in respect of the current term and any extension of the MSA. “Item 1A. Risk Factors—Risks Related to Our Business—Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future.”
2020 Developments

The Company's Board of Directors approved regular quarterly dividends of $0.05 per common share in February, April, July and October of 2020. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, and that this ongoing shift will continue to generate growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. We also benefit from the outsourcing of technology systems and processes trend for financial institutions and government. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate.

The government of Puerto Rico has been experiencing a prolonged debt crisis, the resolution of which remains unclear. Given this situation, the Company carefully monitors our receivables with the government as well as monitor general economic trends to understand the impact the crisis has on the economy of Puerto Rico and our card payment volumes. To date our receivables with the government of Puerto Rico and overall payment transaction volumes have not been significantly affected by the debt crisis; however; we remain cautious.

Impact of the COVID-19 pandemic

Government authorities and businesses have implemented various measures intended to contain and limit the spread of COVID-19, which negatively impacted consumer and business spending and payments activity in general. Consumer preference for digital payment solutions during the pandemic has continued to grow and the Company has benefited from an increase in transaction volumes for these types of payment solutions as a result. Similarly, there has been an acceleration of contactless and card-not-present transactions, resulting in innovative solutions to address our client's needs, including expanding the footprint of ATH Movil and ATH Movil Business, as well as incorporating new technologies for contactless payment such as QR codes. The Company continues to focus on new innovative solutions, such as contactless payment solutions and our gateway product in Latin America to further accelerate the consumer preference for digital solutions.

The spread of COVID-19 has caused management to make changes to our business practices, including transitioning most of our employees to a work from home environment, implement safety measures for certain critical employees required to work on-site, and restrict employee travel. Management will continue to actively monitor the situation and may take additional precautions, as may be required by governmental authorities, or as we determine are in the best interest of our employees, customers, and business partners. The effects of COVID-19 on the Company's business, financial condition or results of operations is expected to continue. For additional information on how COVID-19 has impacted and could negatively impact our business, refer to "Part I, Item IA, Risk Factors - The outbreak of COVID-19 has had, and may continue to have a negative impact on the global economy and on our business, operations and results.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period.

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

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification ("ASC') 606, Revenue from Contracts with Customers, which provide guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements. Application of this policy requires us to make certain judgements and estimates.

Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, when another party is involved in providing goods or services to a customer, the Company evaluates, for each performance obligation, whether it is providing the goods or services itself (i.e. as principal), or if it is only arranging on behalf of the other party. Changes in judgement with respect to assumptions and estimates in revenue recognition could impact the amount of revenue recognized.

Valuation of Goodwill and Other Intangible Assets

The valuation of goodwill and intangible assets for impairment require the use of significant estimates and assumptions.

The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. The estimated fair value of the reporting units is computed using a combination of an income approach and a market approach. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include, among others, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, and the selection of discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. The market approach estimates the value of a reporting unit by using multiples of revenue and EBITDA based on the guidelines of publicly traded companies. Valuation using the market approach requires management to make assumptions related to EBITDA multiples. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability and growth.

Other identifiable intangible assets with definitive useful lives are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In this assessment, we consider relevant events and conditions, including, but not limited to: macroeconomic trends, industry and market conditions, overall financial performance, regulatory and legal factors, and company-specific events.

Income Tax

The Company is subject to the income tax laws of Puerto Rico and the foreign jurisdictions in which it operates. These tax laws are complex, and the manner in which they apply to the taxpayer's facts is sometimes open to interpretation.

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

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. The amount of benefit recognized in the consolidated financial statements requires the application of judgement and may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”).

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 2 of the Notes to Audited Consolidated Financial Statements included in this Annual Report on Form 10-K.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, as presented in this Annual Report on Form 10-K, are supplemental measures of our performance that are not required by or presented in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to total revenues, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity. Adjusted EBITDA at the segment level is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with ASC 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K.

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

Results of Operations

	Years ended December 31,
(In thousands)	2020	2019	Variance

Revenues	$510,588	$487,374	$23,214	5%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	226,870	213,379	13,491	6%
Selling, general and administrative expenses	70,808	61,411	9,397	15%
Depreciation and amortization	71,518	68,082	3,436	5%
Total operating costs and expenses	369,196	342,872	26,324	8%
Income from operations	$141,392	$144,502	$(3,110)	(2)%

Revenues
Total revenues in 2020 increased by $23.2 million or 5% to $510.6 million when compared to the prior year. Revenue during the year ended December 31, 2020 was favorably impacted by higher sales volume and higher spreads in our merchant acquiring business, higher ATH Movil and ATH Movil Business transactions, partially offset by lower POS and ATM transactions, coupled with the impact of $4.4 million of revenue recognized in connection with services to the Puerto Rico Department of Education as well as increases in revenue from Popular and the Government of Puerto Rico related to COVID-19 specific services and increases in network service revenues.

Cost of revenues

Cost of revenues in 2020 increased by $13.5 million or 6% when compared to prior year. The increase is primarily related to an increase in salaries and compensation costs, mainly driven by increased headcount including the PlacetoPay acquisition, and special incentives paid in connection with COVID-19, coupled with increases in professional services related to programming fees and increases in cloud services.

Selling, general and administrative

Selling, general and administrative expenses in 2020 increased by $9.4 million or 15% when compared to prior year. The increase is primarily related to higher professional services and equipment expenses.

Depreciation and amortization

Depreciation and amortization expense increased by $3.4 million in 2020 compared to prior year. The increase is driven by higher capital expenditures in the prior year and software assets that went into production in the prior year.

Non-operating income (expenses)

	Years ended December 31,
(In thousands)	2020	2019	Variance

Interest income	$1,502	$1,217	$285	23%
Interest expense	(25,074)	(28,811)	3,737	(13)%
Earnings of equity method investment	1,136	936	200	21%
Other income (expenses)	4,897	(1,169)	6,066	(519)%
Total non-operating expenses	$(17,539)	$(27,827)	$10,288	(37)%

Non-operating expenses in 2020 decreased by $10.3 million or 37% to $17.5 million when compared to prior year. The decrease is mainly related to a $3.7 million decrease in interest expense, resulting from the scheduled amortization of debt and a reduction in interest rates, coupled with an increase in other income (expenses) of $6.1 million as a result of the remeasurement of assets and liabilities denominated in US dollars.

Income tax expense

	Years ended December 31,
(In thousands)	2020	2019	Variance
Income tax expense	$19,002	$12,975	$6,027	46%

Income tax expense in 2020 amounted to $19.0 million, an increase of $6.0 million when compared to prior year. The effective tax rate for the period was 15.3%, compared with 11.1% in the prior year. The increase in the effective tax rate primarily reflects the impact from discrete tax items of approximately $1.0 million, as well as a $1.0 million increase in an uncertain tax position in a foreign jurisdiction. The effective tax rate was also impacted by a change in Puerto Rico business mix towards higher taxed lines of business that are not subject to our tax decree.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, ATM management and monitoring, ATH Movil and ATH Movil Business. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The Merchant Acquiring segment consists of revenues from services that allow merchants to accept electronic methods of payment. In the Merchant Acquiring segment, revenues include a discount fee and membership fees charged to merchants, debit network fees, fees from payment and collection platforms, and rental fees from POS devices and other equipment, net of credit card interchange and assessment fees charged by credit cards associations (such as VISA or MasterCard) or payment networks. The discount fee is generally a percentage of the transaction value. EVERTEC also charges merchants for other services that are unrelated to the number of transactions or the transaction value.

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee, from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc.), or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

In addition to the four operating segments described above, management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These areas could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these areas are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and Other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

•marketing,
•corporate finance and accounting,
•human resources,
•legal,
•risk management functions,
•internal audit,
•corporate debt related costs,
•non-operating depreciation and amortization expenses generated as a result of merger and acquisition activity,
•intersegment revenues and expenses, and
•other non-recurring fees and expenses that are not considered when management evaluates financial performance at a segment level.

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA"). Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements.
See Note 23 of the Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for the reconciliation of EBITDA to consolidated net income.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Years ended December 31,
(In thousands)	2020	2019
Revenues	$124,771	$125,544
Adjusted EBITDA	66,947	78,609
Adjusted EBITDA margin	53.7%	62.6%

Payment Services - Puerto Rico & Caribbean segment revenues in 2020 decreased by $0.8 million to $124.8 million when compared to prior year. The decrease was driven by the absence of revenue from a one-time project in the prior year of $2.7 million and lower transaction volumes in ATH and POS. These decreases were partially offset by incremental revenue recognized from ATH Movil and ATH Movil Business, as the pandemic forced consumers to shift towards digital channels, and new issuing services provided to several health care companies. Adjusted EBITDA decreased by $11.7 million to $66.9 million primarily due to an increase in cloud computing arrangement related expenses, coupled with higher operating expenses related to post-implementation costs from an electronic benefits project and higher cost of sales directly related to new services.

Payment Services - Latin America

	Years ended December 31,
(In thousands)	2020	2019
Revenues	$84,641	$84,453
Adjusted EBITDA	32,778	30,679
Adjusted EBITDA margin	38.7%	36.3%

Payment Services - Latin America segment revenues remained relatively flat when compared to prior year mainly as a result of the negative impact of foreign currency on revenues and anticipated client attrition, partially offset by revenues generated from the acquisition of Place to Pay in December 2019. In addition, as we continue to transition our acquiring and issuing platforms to a processing model, we experienced a reduction in license sales. Adjusted EBITDA increased $2.1 million when compared to prior year, primarily due to the positive impact of foreign currency remeasurement of assets and liabilities, coupled with lower professional fees and travel related expenses.

Merchant Acquiring

	Years ended December 31,
(In thousands)	2020	2019
Revenues	$109,788	$106,388
Adjusted EBITDA	55,106	47,156
Adjusted EBITDA margin	50.2%	44.3%

Merchant acquiring segment revenue increased $3.4 million to $109.8 million in 2020 primarily driven by a higher spread as the average ticket increased when compared to prior year, partially offset by decreased transaction volumes and non-transactional revenues as a result of COVID-19. Adjusted EBITDA increased $8.0 million reflecting the impact of lower operating expenses resulting from lower transactions with a higher average ticket.

Business Solutions

	Years ended December 31,
(In thousands)	2020	2019
Revenues	$234,965	$216,662
Adjusted EBITDA	114,802	97,421
Adjusted EBITDA margin	48.9%	45.0%

Business Solutions segment revenues increased $18.3 million to $235.0 million when compared to prior year. Revenue growth in the segment was driven by revenue recognized for the Puerto Rico Department of Education as discussed above, coupled with increased volumes for services to Popular, such as internet banking, and revenue from Popular and the government of Puerto Rico, related to COVID-19 projects and initiatives. Adjusted EBITDA increased $17.4 million to $114.8 million compared to prior year as a result of higher revenues, partially offset by higher equipment expenses and increased costs of sales related to the increase in network services.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, and acquisitions. We also have a $125.0 million Revolving Facility, of which $117.0 million was available for borrowing as of December 31, 2020. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of December 31, 2020, we had cash and cash equivalents of $202.6 million, of which $80.0 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of

Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, acquisitions, dividend payments, share repurchases, debt service, and other transactions as opportunities present themselves.

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

Comparison of the years ended December 31, 2020 and 2019

The following table presents our cash flows from operations for the years ended December 31, 2020 and 2019:

	Years ended December 31,
(In thousands)	2020	2019
Cash provided by operating activities	$199,089	$179,949
Cash used in investing activities	(48,634)	(65,347)
Cash used in financing activities	(62,617)	(70,227)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	2,146	—
Increase in cash, cash equivalents and restricted cash	$89,984	$44,375
Net cash provided by operating activities for the year ended December 31, 2020 was $199.1 million, an increase of $19.1 million compared to 2019. The increase was primarily driven by an increase in cash received from customers.
Net cash used in investing activities decreased $16.7 million to $48.6 million. The decrease is mainly attributable to lower capital expenditures as the prior year included significant hardware purchases as the Company refreshed key infrastructure and cash used for the acquisition of Place to Pay.

Net cash used in financing activities for the year ended December 31, 2020 was $62.6 million, compared to $70.2 million in prior year. The $7.6 million decrease is mainly attributable to a $24.5 million decrease in cash used to repurchase common stock, partially offset by a $17.0 million increase in repayments of long-term debt.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed), additions to property and equipment, and acquisitions. We invested approximately $48.6 million, $59.9 million, and $41.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively. In terms of acquisitions, in 2019, we completed the purchase of PlacetoPay for $6.3 million. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by our Board each quarter. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. Refer to the table below for details regarding our dividends in 2020 and 2019:

Declaration Date	Record Date	Payment Date	Dividend per share
February 15, 2019	February 26, 2019	March 22, 2019	0.05
April 25, 2019	May 6, 2019	June 7, 2019	0.05
July 25, 2019	August 5, 2019	September 6, 2019	0.05
October 23, 2019	November 4, 2019	December 6, 2019	0.05
February 20, 2020	March 4, 2020	April 3, 2020	0.05
April 21, 2020	May 4, 2020	June 5, 2020	0.05
July 24, 2020	August 3, 2020	September 4, 2020	0.05
October 20, 2020	November 2, 2020	December 4, 2020	0.05

Stock Repurchase

During 2020, the Company repurchased 336,022 shares of the Company’s common stock at a cost of $7.3 million. The Company funded such repurchase with cash on hand.

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

Financial Obligations

Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement providing for the secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 ("2023 Term A Loan"), a $325.0 million term loan B facility that matures on November 27, 2024 ("2024 Term B Loan") and a $125.0 million revolving credit facility (the "Revolving Facility") that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”). The material terms and conditions of the secured credit facilities are summarized below.

Scheduled Amortization Payments

The 2023 Term A Loan provides for amortization in the amount of 1.25% of the original principal amount of the 2023 Term A Loan during each of the first twelve quarters starting from the quarter ending March 31, 2019, 1.875% during each of the four subsequent quarters and 2.50% during each of the final three quarters, with the balance payable on the final maturity date.

The 2024 Term B Loan provides for quarterly amortization payments totaling 1.00% per annum of the original principal amount of the 2024 Term B Loan, with the balance payable on the final maturity date.

Voluntary Prepayments and Reduction and Termination of Commitments

The 2018 Credit Agreement allows EVERTEC Group to prepay loans and permanently reduce the loan commitments under the secured credit facilities at any time, subject to the payment of customary LIBOR breakage costs, if any, provided that, in connection with certain refinancing or repricing of the 2024 Term B on or prior to the date which is six months after the closing date of the 2018 Credit Agreement, a prepayment premium of 1.00% will be required.

Additionally, the 2018 Credit Agreement requires mandatory repayment of outstanding principal balances based on a percentage of excess cash flow provided that no such prepayment shall be due if the resulting amount of the excess cash flows multiplied by the applicable percentage is less than $10 million. On March 5, 2020, the Company repaid $17.0 million as a result of excess cash flows for the year ended December 31, 2019.

Interest

The interest rates under the 2023 Term A Loan and revolving credit facility are based on, at EVERTEC Group’s option, (a) adjusted LIBOR plus an interest margin of 2.25% or (b) the greater of (i) Bank of America’s “prime rate,” (ii) the Federal Funds Effective Rate plus 0.5% and (iii) adjusted LIBOR plus 1.0% (“ABR”) plus an interest margin of 1.25%. The interest rates under the 2024 Term B Loan are based on, at EVERTEC Group’s option, (a) adjusted LIBOR plus an interest margin of 3.50% or (b) ABR plus an interest margin of 2.50%. The interest margins under the 2023 Term A Loan and Revolving Facility are subject to reduction based on achievement of specified total secured net leverage ratio.

Guarantees and Collateral

EVERTEC Group’s obligations under the secured credit facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly-owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

Subject to certain exceptions, the secured credit facilities are secured to the extent legally permissible by substantially all of the assets of (1) EVERTEC, including a perfected pledge of all of the limited liability company interests of EVERTEC Intermediate Holdings, LLC (“Holdings”), (2) Holdings, including a perfected pledge of all of the limited liability company interests of EVERTEC Group and (3) EVERTEC Group and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by EVERTEC Group or any guarantor and (b) a perfected security interest in substantially all tangible and intangible assets of EVERTEC Group and each guarantor.

Covenants
The secured credit facilities contain affirmative and negative covenants that the Company believes are usual and customary for a secured credit agreement. The negative covenants in the secured credit facilities include, among other things, limitations (subject to exceptions) on the ability of EVERTEC and its restricted subsidiaries to:

•declare dividends and make other distributions;
•redeem or repurchase capital stock;
•grant liens;
•make loans or investments (including acquisitions);
•merge or enter into acquisitions;
•sell assets;
•enter into any sale or lease-back transactions;
•incur additional indebtedness;
•prepay, redeem or repurchase certain indebtedness;
•modify the terms of certain debt;
•restrict dividends from subsidiaries;
•change the business of EVERTEC or its subsidiaries; and
•enter into transactions with their affiliates.

In addition, the 2023 Term A Loan and the Revolving Facility require EVERTEC to maintain a maximum total secured net leverage ratio of 4.25 to 1.00 for any quarter that ended on or prior to September 30, 2020. Beginning with the quarter ended December 31, 2020 and for fiscal quarters ending thereafter, 4.00 to 1.00.

The unpaid principal balance at December 31, 2020 of the 2023 Term A Loan and the 2024 Term B Loan was $190.0 million, and $309.5 million, respectively. The additional borrowing capacity for the Revolving Facility at December 31, 2020 was $117.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Events of Default

The events of default under the secured credit facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the 2018 Credit Agreement) and cross-events of default on material indebtedness.

Notes payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of December 31, 2020, the outstanding principal balance of the notes payable was $1.5 million. The current portion of these notes is included in accounts payable and the long-term portion is included in other long-term liabilities in the Company's consolidated balance sheet.

Interest Rate Swaps

As of December 31, 2020, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

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

As of December 31, 2020 and 2019, the carrying amount of the derivatives on the Company’s consolidated balance sheet was $25.6 million and $14.5 million, respectively. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2020, 2019 and 2018, the Company reclassified losses of $5.1 million, gains of $0.7 million and gains of $0.1 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $6.9 million from accumulated other comprehensive loss into interest expense over the next 12 months. Refer to Note 13 for tabular disclosure of the fair value of the derivatives and to Note 15 for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2020, the cash flow hedge is considered highly effective.

Covenant Compliance

As of December 31, 2020, the total secured net leverage ratio was 1.86 to 1.00. As of the date of filing of this Form 10-K, no event has occurred that constitutes an Event of Default or Default.

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

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of ourselves and other companies in our industry. In addition, our presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the total secured net leverage ratio. We use Adjusted Net Income to measure our overall profitability because we believe it better reflects our comparable operating performance by excluding the impact of the non-cash amortization and depreciation that was created as a result of the Merger. In addition, in evaluating EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

Some of the limitations of EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted earnings per common share are as follows:

•they do not reflect cash outlays for capital expenditures or future contractual commitments;
•they do not reflect changes in, or cash requirements for, working capital;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements;
•in the case of EBITDA and Adjusted EBITDA, they do not reflect interest expense, or the cash requirements necessary to service interest, or principal payments, on indebtedness;
•in the case of EBITDA and Adjusted EBITDA, they do not reflect income tax expense or the cash necessary to pay income taxes; and
•other companies, including other companies in our industry, may not use EBITDA, Adjusted EBITDA, Adjusted Net Income, and Adjusted Earnings per common share or may calculate EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share differently than as presented in this Report, limiting their usefulness as a comparative measure.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

Year Ended December 31, 2020
(Dollar amounts in thousands)
Net income	$104,851
Income tax expense	19,002
Interest expense, net	23,572
Depreciation and amortization	71,518
EBITDA	218,943
Equity income (1)	(1,136)
Compensation and benefits (2)	14,383
Transaction, refinancing and other fees (3)	8,277
Adjusted EBITDA	240,467
Operating depreciation and amortization (4)	(39,084)
Cash interest expense, net (5)	(22,285)
Income tax expense (6)	(27,192)
Non-controlling interest (7)	(546)
Adjusted net income	$151,360
Net income per common share (GAAP):
Diluted	$1.43
Adjusted Earnings per common share (Non-GAAP):
Diluted	$2.07
Shares used in computing adjusted earnings per common share:
Diluted	73,051,205

1)Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”).
2)Primarily represents share-based compensation.
3)Represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, recorded as part of selling, general and administrative expenses and cost of revenues and an impairment charge.
4)Represents operating depreciation and amortization expense, which excludes amounts generated as a result of the merger and acquisition activity.
5)Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
6)Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discrete items.
7)Represents the 35% non-controlling equity interest in Evertec Colombia, net of amortization for intangibles created as part of the purchase.

Contractual Obligations

The Company’s contractual obligations as of December 31, 2020 are as follows:

	Payment due by periods
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt (1)	$542,650	$29,245	$513,405	$—	$—
Operating leases (2)	31,216	6,693	17,671	6,852	—
Other long-term liabilities	1,561	803	758	—	—
Total	$575,427	$36,741	$531,834	$6,852	$—

(1)Long-term debt includes principal balance of $499.5 million and the payments of cash interest (based on interest rates as of December 31, 2020 for variable rate debt) of the secured term loan facilities, as well as commitments fees related to the unused portion of our secured revolving credit facility, as required under the terms of the long-term debt agreements.
(2)Includes certain facilities and equipment under operating leases. See Note 22 of the Notes to Audited Consolidated Financial Statements for additional information regarding operating lease obligations.

Off Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. With the exception of the letters of credit issued against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility, as of December 31, 2020, the Company did not have any off balance sheet items.

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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2020, under the secured credit facilities would increase our annual interest expense by approximately $5.0 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of December 31, 2020, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of our outstanding variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major US based financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 12 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information related to the secured credit facilities.

Foreign currency exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the audited consolidated balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At December 31, 2020, the Company had $24.8 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared to an unfavorable foreign currency translation adjustment of $16.9 million at December 31, 2019.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firms reports, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$121,942	$117,937	$136,507	$134,202
Operating costs and expenses	89,179	92,347	92,663	95,007
Income from operations	32,763	25,590	43,844	39,195
Non-operating expenses	(5,970)	(5,445)	(2,750)	(3,374)
Income before income taxes	26,793	20,145	41,094	35,821
Income tax expense	4,518	4,520	6,513	3,451
Net income	$22,275	$15,625	$34,581	$32,370
Net income attributable to EVERTEC, Inc.’s common stockholders	$22,211	$15,484	$34,463	$32,278
Net income per common share - basic	$0.31	$0.22	$0.48	$0.45
Net income per common share - diluted	$0.30	$0.21	$0.47	$0.44

	Quarters ended,
(Dollar amounts in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$118,836	$122,548	$118,804	$127,186
Operating costs and expenses	81,431	84,860	84,002	92,579
Income from operations	37,405	37,688	34,802	34,607
Non-operating expenses	(6,862)	(8,062)	(6,296)	(6,607)
Income before income taxes	30,543	29,626	28,506	28,000
Income tax expense	3,809	2,489	3,720	2,957
Net income	$26,734	$27,137	$24,786	$25,043
Net income attributable to EVERTEC, Inc.’s common stockholders	$26,644	$27,058	$24,754	$25,013
Net income per common share - basic	$0.37	$0.38	$0.34	$0.35
Net income per common share - diluted	$0.36	$0.37	$0.34	$0.34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, the Company’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.
Deloitte & Touche, LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2020, included in this Form 10-K and, as part of the audit, has issued a report, included as part of Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting as of December 31, 2020.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by Item 13 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2020 fiscal year, and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•Notes to Audited Consolidated Financial Statements
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

4.1
Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.9 of EVERTEC, Inc.’s Amendment No. 2 to the Registration Statement on Form S-1 filed on March 28, 2013, File No. 333-186487)

4.2
Stockholder Agreement, dated April 17, 2012, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.2 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

4.3
First Amendment to the Stockholder Agreement, dated March 27, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.10 of EVERTEC, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1 filed on April 2, 2013, File No. 333-186487)

4.4
Second Amendment to the Stockholder Agreement, dated June 30, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 14, 2013, File No. 001-35872)

4.5
Third Amendment to the Stockholder Agreement, dated November 13, 2013, by and among EVERTEC, Inc. and the holders party thereto (incorporated by reference to Exhibit 4.5 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 17, 2014, File No. 001-35872)

4.6	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.6 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.1
Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.2
First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.3
Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.4
Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.5
Amended and Restated Master Service Agreement, dated as of September 30, 2010, by and among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.6
Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.8 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.7
Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.9 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.8
Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto (incorporated by reference to Exhibit 10.10 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.9
ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.11 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.10+
EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.11
Credit Agreement, dated November 27, 2018, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, swingline lender and L/C issuer, Bank of America, N.A. (solely with respect to the Term B Facility), Merrill Lynch Pierce, Fenner & Smith Incorporated (or any other registered broker-dealer wholly-owned by Bank of America Corporation to which all or substantially all of Bank of America Corporation’s or any of its subsidiaries’ investment banking, commercial lending services or related businesses may be transferred following the date of this Agreement) (solely with respect to the Term A Facility and the Revolving Credit Facility), SunTrust Robinson Humphrey, Inc., Citigroup Global Markets Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers, Bank of America, N.A. (solely with respect to the Term B Facility), Merrill Lynch Pierce, Fenner & Smith Incorporated (or any other registered broker-dealer wholly-owned by Bank of America Corporation to which all or substantially all of Bank of America Corporation’s or any of its subsidiaries’ investment banking, commercial lending services or related businesses may be transferred following the date of this Agreement) (solely with respect to the Term A Facility and the Revolving Credit Facility), SunTrust Robinson Humphrey, Inc., Citigroup Global Markets Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and FirstBank Puerto Rico and Scotiabank de Puerto Rico as co-syndication agents (incorporated by reference to Exhibit 10.13 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.12
Collateral Agreement, dated as of November 27, 2018, among EVERTEC, Inc., EVERTEC Group, LLC, each subsidiary loan party identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.13
Guarantee Agreement, dated as of November 27, 2018, by and among EVERTEC, Inc., EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.15 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.14+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 28, 2018 by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Luis. A. Rodríguez, Miguel Vizcarrondo, Paola Pérez and Philip E. Steurer) (incorporated by reference to Exhibit 10.4 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2018, File No. 001-35872)

10.15+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 28, 2018, by and between EVERTEC, Inc. and the executive (applicable to Joaquín A. Castrillo and Rodrigo Del Castillo) (incorporated by reference to Exhibit 10.21 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.16+
Employment Agreement, dated as of November 8, 2018, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.33 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 26, 2019, File No. 001-35872)

10.17+
Restricted Stock Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 22, 2019, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Joaquín A. Castrillo, Carlos J. Ramírez, Guillermo Rospigliosi, Luis A. Rodríguez, Miguel Vizcarrondo, Paola Pérez and Philip E. Steurer) (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2019, File No. 001-35872)

10.18+
Form of EVERTEC Group, LLC Executive Severance Policy (Applicable to Joaquín A. Castrillo, Guillermo Rospigliosi, Luis A. Rodríguez, Miguel Vizcarrondo, Paola Pérez, Philip E. Steurer and Rodrigo Del Castillo) (incorporate by reference to Exhibit 10.34 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 26, 2019, Filed No. 001-35872)

10.19*+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated August 7, 2019, by and between EVERTEC, Inc. and Rodrigo Del Castillo

10.20+
Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on October 31, 2019, File No. 001-35872)

10.21*+	Amended Employment Agreement, dated as of August 1, 2019, by and between Evertec Chile SPA and Rodrigo Del Castillo

10.22*+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 27, 2020, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Carlos J. Ramírez, Guillermo Rospigliosi, Luis. A. Rodríguez, Miguel Vizcarrondo, Paola Pérez, Philip E. Steurer and Rodrigo Del Castillo)

10.23*+
Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated June 1, 2020, by and between EVERTEC, Inc. and the director (applicable to Frank G. D'Angelo, Alan H. Schumacher, Aldo J. Polak, Brian J. Smith, Iván Pagán, Jorge A. Junquera, Olga Botero and Thomas W. Swidarski)

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

EVERTEC, Inc.

Date: March 1, 2021	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	March 1, 2021
Morgan M. Schuessler, Jr.	Officer)

/s/ Joaquin A. Castrillo-Salgado	Chief Financial Officer (Principal Financial and	March 1, 2021
Joaquin A. Castrillo-Salgado	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	March 1, 2021
Frank G. D’Angelo

/s/ Iván Pagán	Director	March 1, 2021
Iván Pagán

/s/ Alan H. Schumacher	Director	March 1, 2021
Alan H. Schumacher

/s/ Thomas W. Swidarski	Director	March 1, 2021
Thomas W. Swidarski

/s/ Jorge A. Junquera	Director	March 1, 2021
Jorge A. Junquera

/s/ Aldo Polak	Director	March 1, 2021
Aldo Polak

/s/ Olga M. Botero	Director	March 1, 2021
Olga M. Botero

/s/ Brian J. Smith	Director	March 1, 2021
Brian J. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company tests goodwill for impairment on annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company’s annual goodwill impairment assessment at August 31, 2020 was performed using a quantitative approach by comparing the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to profitability projections, including earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and the selection of discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to EBITDA multiples. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was

$397.7 million as of December 31, 2020, of which $52.8 million was allocated to the Payment Services - Latin America reporting unit. The fair value of Payment Services - Latin America exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for Payment Services - Latin America as a critical audit matter because of the significant judgments made by management to estimate the fair value of the Payment Services – Latin America and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to projections of EBITDA margins, and the selection of the discount rate and EBITDA multiples.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projections of future EBITDA margins, and the selection of the discount rate and of EBITDA multiples used by management to estimate the fair value of Payment Services - Latin America included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Payment Services – Latin America reporting unit, such as controls related to management’s forecasts and selection of the discount rate.
•We evaluated the reasonableness of management’s EBITDA margin forecasts by comparing the forecasts to (1) historical EBITDA margins, (2) historical and projected average EBITDA margins of the Company and companies in its peer group, and (3) forecasts included in the previous goodwill quantitative assessment performed by the Company.
•With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying inputs and mathematical accuracy of the calculations, and developed a range of independent estimates and compared those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and compared the multiples selected by management to the market multiples for the guideline companies.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
March 1, 2021
Stamp No. E441249
affixed to original.

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche

San Juan, Puerto Rico
March 1, 2021

Stamp No. E441248
affixed to original.

EVERTEC, Inc. Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$202,649	$111,030
Restricted cash	18,456	20,091
Accounts receivable, net	95,727	106,812
Prepaid expenses and other assets	42,214	38,085
Total current assets	359,046	276,018
Investment in equity investee	12,835	12,288
Property and equipment, net	43,538	43,791
Operating lease right-of-use asset	27,538	29,979
Goodwill	397,670	399,487
Other intangible assets, net	219,909	241,937
Deferred tax asset	5,730	2,131
Net investment in lease	301	722
Other long-term assets	6,012	5,323
Total assets	$1,072,579	$1,011,676
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$58,033	$58,160
Accounts payable	43,348	39,165
Unearned income	24,958	20,668
Income tax payable	6,573	6,298
Current portion of long-term debt	14,250	14,250
Current portion of operating lease liability	5,830	5,773
Total current liabilities	152,992	144,314
Long-term debt	481,041	510,947
Deferred tax liability	2,748	4,261
Unearned income - long term	31,336	28,437
Operating lease liability - long-term	22,402	24,679
Other long-term liabilities	39,631	27,415
Total liabilities	730,150	740,053
Commitments and contingencies (Note 22)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,137,678 shares issued and outstanding at December 31, 2020 (December 31, 2019 - 72,000,261)	721	720
Additional paid-in capital	5,340	—
Accumulated earnings	379,934	296,476
Accumulated other comprehensive loss, net of tax	(48,254)	(30,009)
Total EVERTEC, Inc. stockholders’ equity	337,741	267,187
Non-controlling interest	4,688	4,436
Total equity	342,429	271,623
Total liabilities and equity	$1,072,579	$1,011,676

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2020	2019	2018

Revenues (affiliates Note 21)	$510,588	$487,374	$453,869

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	226,870	213,379	196,957
Selling, general and administrative expenses	70,808	61,411	68,717
Depreciation and amortization	71,518	68,082	63,067
Total operating costs and expenses	369,196	342,872	328,741
Income from operations	141,392	144,502	125,128
Non-operating income (expenses)
Interest income	1,502	1,217	787
Interest expense	(25,074)	(28,811)	(30,044)
Earnings of equity method investment	1,136	936	692
Other income (expenses)	4,897	(1,169)	2,602
Total non-operating expenses	(17,539)	(27,827)	(25,963)
Income before income taxes	123,853	116,675	99,165
Income tax expense	19,002	12,975	12,596
Net income	104,851	103,700	86,569
Less: Net income attributable to non-controlling interest	415	231	299
Net income attributable to EVERTEC, Inc.’s common stockholders	104,436	103,469	86,270
Other comprehensive (loss) income, net of tax of $792, $1,070 and $345
Foreign currency translation adjustments	(7,970)	4,754	(10,564)
Loss on cash flow hedges	(10,275)	(10,974)	(2,377)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$86,191	$97,249	$73,329
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$1.45	$1.44	$1.19
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$1.43	$1.41	$1.16
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2017	72,393,933	$723	$5,350	$148,887	$(10,848)	$3,864	$147,976
Cumulative adjustment from the implementation of ASC 606	—	—	—	858	—	(16)	842
Share-based compensation recognized	—	—	12,592	—	—	—	12,592
Repurchase of common stock	(367,403)	(4)	(9,996)	—	—	—	(10,000)
Restricted stock units delivered	352,180	4	(2,163)	—	—	—	(2,159)
Net income	—	—	—	86,270	—	299	86,569
Cash dividends declared on common stock, $0.10 per share	—	—	—	(7,273)	—	—	(7,273)
Other comprehensive loss	—	—	—	—	(12,941)	—	(12,941)
Balance at December 31, 2018	72,378,710	723	5,783	228,742	(23,789)	4,147	215,606
Share-based compensation recognized	—	—	13,570	—	—	—	13,570
Repurchase of common stock	(1,104,389)	(11)	(10,496)	(21,315)	—	—	(31,822)
Restricted stock units delivered	725,940	8	(8,857)	—	—	—	(8,849)
Net income	—	—	—	103,469	—	231	103,700
Cash dividends declared on common stock, $0.20 per share	—	—	—	(14,420)	—	—	(14,420)
Other comprehensive loss	—	—	—	—	(6,220)	58	(6,162)
Balance at December 31, 2019	72,000,261	720	—	296,476	(30,009)	4,436	271,623
Share-based compensation recognized	—	—	14,253	—	—	—	14,253
Repurchase of common stock	(336,022)	(3)	(775)	(6,522)	—	—	(7,300)
Restricted stock units delivered	473,439	4	(8,138)	—	—	—	(8,134)
Net income	—	—	—	104,436	—	415	104,851
Cash dividends declared on common stock, $0.20 per share	—	—	—	(14,382)	—	—	(14,382)
Other comprehensive loss	—	—	—	—	(18,245)	(163)	(18,408)
Cumulative adjustment from the implementation of Current Expected Credit Loss model	—	—	—	(74)	—	—	(74)
Balance at December 31, 2020	72,137,678	$721	$5,340	$379,934	$(48,254)	$4,688	$342,429

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$104,851	$103,700	$86,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,518	68,082	63,067
Amortization of debt issue costs and accretion of discount	1,987	2,988	4,316
Operating lease amortization	5,877	6,161	—
Loss on extinguishment of debt	—	—	2,645
Provision for doubtful accounts and sundry losses	1,726	3,939	2,112
Deferred tax benefit	(3,905)	(6,391)	(4,611)
Share-based compensation	14,253	13,570	12,592
Loss on disposition of property and equipment and other intangibles	807	893	109
Earnings of equity method investment	(1,136)	(936)	(692)
Dividend received from equity method investment	—	485	390
(Increase) decrease in assets:
Accounts receivable	8,397	(7,851)	(18,181)
Prepaid expenses and other assets	(4,158)	(8,770)	(3,911)
Other long-term assets	(611)	(1,750)	(4,432)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(4,032)	(215)	16,057
Income tax payable	195	(596)	5,245
Unearned income	6,891	11,504	7,021
Operating lease liabilities	(5,936)	(6,055)	—
Other long-term liabilities	2,365	1,191	4,438
Total adjustments	94,238	76,249	86,165
Net cash provided by operating activities	199,089	179,949	172,734
Cash flows from investing activities
Additions to software	(31,558)	(36,871)	(27,386)
Acquisitions, net of cash acquired	—	(5,585)	—
Property and equipment acquired	(17,082)	(23,002)	(13,933)
Proceeds from sales of property and equipment	6	111	19
Net cash used in investing activities	(48,634)	(65,347)	(41,300)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	545,000
Debt issuance costs	—	—	(4,418)
Net repayments under short-term borrowings	—	—	(12,000)
Repayments of borrowings for purchase of equipment and software	(1,553)	(886)	(720)
Dividends paid	(14,382)	(14,420)	(7,273)
Withholding taxes paid on share-based compensation	(8,134)	(8,849)	(2,159)
Repurchase of common stock	(7,300)	(31,822)	(10,000)
Repayment of long-term debt	(31,248)	(14,250)	(613,485)
Net cash used in financing activities	(62,617)	(70,227)	(105,055)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	2,146	—	—
Net increase in cash, cash equivalents and restricted cash	89,984	44,375	26,379
Cash, cash equivalents and restricted cash at beginning of the period	131,121	86,746	60,367
Cash, cash equivalents and restricted cash at end of the period	$221,105	$131,121	$86,746
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$202,649	$111,030	$69,973
Restricted cash	18,456	20,091	16,773
Cash, cash equivalents and restricted cash	$221,105	$131,121	$86,746
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,787	$28,233	$26,891
Cash paid for income taxes	22,668	18,703	9,750
Supplemental disclosure of non-cash activities:
Payable due to vendor related to property and equipment and software acquired	$1,561	$2,622	$317
The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Audited Consolidated Financial Statements

EVERTEC, Inc. Notes to Consolidated Financial Statements
Note 1—The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

A summary of the most significant accounting policies used in preparing the accompanying consolidated financial statements is as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, which are presented in accordance with GAAP. The Company consolidates all wholly-owned subsidiaries and subsidiaries that are majority owned. Intercompany accounts and transactions are eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates have become more challenging, and actual results could differ from those estimates.

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

The assessment of revenue recognition is performed by the Company based on the five-step model established in ASC 606, as follows: Step 1: Identify the contract with customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price to the performance obligations in the contract; and Step 5: Recognize revenue when or as the entity satisfies a performance obligation.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

The Company may also generate revenues from payments received under collaborative arrangements. Management analyzes its collaborative arrangements to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this assessment, management considers whether the activities in the collaborative arrangement are considered to be distinct and deemed within the scope of ASC 808, Collaborative Arrangements and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Investment in Equity Investee

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net income or losses as they occur. The Company’s share of investee earnings or losses is recorded, net of taxes, within earnings (losses) of equity method investment caption in the consolidated statements of income and comprehensive income. The Company’s consolidated revenues include fees for services provided to an investee accounted for under the equity method. Additionally, the Company’s interest in the net assets of its equity method investee is reflected in the consolidated balance sheets. On the acquisition of the investment, any difference between the cost of the investment and the amount of the underlying equity in net assets of an investee is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

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

Leases

The Company’s leases accounting policy follows the guidance from ASC 842, Leases, which provides guidance on the recognition, presentation and disclosure of leases in consolidated financial statements.

The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease payable, and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment and accrued liabilities in the consolidated balance sheets.
ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Management uses the Company’s collateralized incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. The lease payment terms may include fixed payment terms and variable payments. Fixed payment terms and variable payments that depend on an index (i.e., Consumer Price Index or “CPI”) or rate are considered in the determination of the operating lease liabilities. While lease liabilities are not remeasured because of changes to the CPI, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Variable payments that do not depend on an index or rate are not included in the lease liabilities determination. Rather, these payments are recognized as variable lease expense when incurred. Variable lease payments are included within operating costs and expenses in the consolidated statements of income and comprehensive income. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense is composed of interest expense and amortization expense. The lease liability of these leases is measured using the interest rate method. The ROU asset from financing leases are amortized on a straight-line basis, and is presented as part of Property and Equipment, net.

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Capitalization of Software

The Company develops software that is used in providing processing services to customers. Capitalized software includes purchased software and internally developed software and is recognized as software packages within the other intangible assets line item in the consolidated balance sheets. Capitalization of internally developed software occurs only after the preliminary project stage is complete and management with applicable authority approves funding of the project, and it is probable that the project will be completed, and the software will be used to perform the intended function. Tasks that are generally capitalized are as follows: (a) system design of a chosen path including software configuration and software interfaces; (b) employee costs directly associated with the internal-use computer software project; (c) software development (coding) and software and system testing and verification; (d) system installation; and (e) enhancements that add function and are considered permanent. These tasks are capitalized and amortized using the straight-line method over its estimated useful life, which range from three to ten years and is included in depreciation and amortization in the consolidated statements of income and comprehensive income.

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2020, 2019 and 2018, interest cost capitalized amounted to approximately $0.7 million, $1.1 million and $1.1 million, respectively.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party valuator may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill

EVERTEC, Inc. Notes to Consolidated Financial Statements
allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2020, 2019 and 2018, no impairment losses associated with goodwill were recognized.

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

All companies within EVERTEC are legal entities that file separate income tax returns.

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

Allowance for Current Expected Credit Losses

The Company monitors trade receivable balances and estimates the allowance for current expected credit losses based on historical loss rates adjusted by macroeconomic factors. Receivables are considered past due if full payment is not received by the contractual date. Past due accounts are generally written off against the allowance for current expected credit losses, only after all collection attempts have been exhausted.

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

Note 2—Recent Accounting Pronouncements

EVERTEC, Inc. Notes to Consolidated Financial Statements
Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued updated guidance for the measurement of credit losses on financial instruments, which replaces the incurred loss impairment model with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The main objective of this update and subsequent clarifications and corrections, including Accounting Standard Update ("ASU") 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2020-03, is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The guidance affects the Company's trade receivables and contract assets. Additional disclosures about significant estimates and credit quality are also required. The Company adopted this new guidance effective January 1, 2020, using a modified retrospective approach through a cumulative-effect adjustment to accumulated earnings, considered immaterial to the consolidated financial statements. Results for reporting periods beginning after January 1, 2020 are presented under the new guidance provided by ASC 326, while prior period amounts are not adjusted and continue to be reported under legacy GAAP.

Refer to Note 5, Accounts Receivable and Allowance for Current Expected Credit Losses, for discussions of the implementation of ASC 326 with respect to the Company’s consolidated financial statements.

In August 2018, the FASB issued updated guidance for customer’s accounting for implementation, set-up and other upfront costs (collectively referred to as implementation costs) incurred in a cloud computing arrangement constituting a service contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The updated guidance does not impact the accounting for the service element of a hosting arrangement that is a service contract. The Company adopted this guidance prospectively effective January 1, 2020 with respect to all implementation costs incurred in a cloud computing arrangement constituting a service contract. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In November 2018, the FASB issued updated guidance to clarify the interaction between the guidance for collaborative arrangements and the updated revenue recognition guidance. The amendments in this update, among other things, provide guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted the amendments in this update effective January 1, 2020. All contracts after this date are being evaluated under the updated guidance.
Recently issued accounting pronouncements

In March 2020, the FASB issued ASC 848, Reference Rate Reform, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met for a limited period of time in order to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments to this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact, if any, of the adoption of this guidance on the consolidated financial statements.

In October 2020, the FASB issued Codification Improvements for various standards. The amendments in this update represent changes to clarify, correct errors in, simplify, or make minor improvements to the codification. The amendments also improve consistency in the codification by including all disclosure guidance in the appropriate Disclosure Section. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2020. Early application of the amendments is permitted for any annual or interim period for which financial statements have not been issued. The amendments should be applied retrospectively. An entity should apply the amendments at the beginning of the period that includes the adoption date. The Company is currently evaluating the impact, if any, of the adoption of this guidance on the consolidated financial statements.

Accounting pronouncements issued prior to 2020 and not yet adopted

EVERTEC, Inc. Notes to Consolidated Financial Statements

In December 2019, the FASB issued updated guidance for ASC 740, Income Taxes as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. The Company is currently evaluating the impact, if any, of the adoption of this guidance on the consolidated financial statements.

Note 3 – Revenues

Summary of Revenue Recognition Accounting Policy

The Company's revenue recognition policy follows ASC 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation and disclosure of revenue from contracts with customers in consolidated financial statements.

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

The Payment Services - Puerto Rico & Caribbean segment provides financial institutions, government entities and other issuers services to process credit, debit and prepaid cards; automated teller machines and electronic benefit transfer (“EBT”) card programs (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). Revenue is principally derived from fixed fees per transaction and time and material basis billing for professional services provided to enhance the existing hosted platforms. Professional services in these contracts are primarily considered non-distinct from the transactional services and accounted for as a single performance obligation. Revenue for these contracts is recognized over time for the amount which the Company has right to consideration.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Merchant Acquiring segment provides customers with the ability to accept and process debit and credit cards. Revenue is derived from fixed or identifiable fees charged to individual merchants per transaction, set-up fees, monthly membership fees and rental of point-of-sale ("POS") terminals. Set-up fees are considered non-distinct from the transaction processing services and accounted for as a single performance obligation. Revenue for these contracts is recognized over time in the amount in which the Company has right to consideration.

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

The Company enters into collaborative arrangements aimed at growing the Company’s merchant relationships. These arrangements are accounted for under ASC 606 as required by ASC 808 Collaborative Arrangements and are included as part of the Company’s Merchant Acquiring segment and Payment Processing – Latin America segment. For the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue amounting to $9.9 million, $9.8 million and $9.0 million, respectively, for these arrangements.

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

Disaggregation of revenue

EVERTEC, Inc. Notes to Consolidated Financial Statements
The Company disaggregates revenue from contract with customers into the primary geographical markets, nature of products and services, and timing of transfer of goods and services. The Company's operating segments are determined by the nature of the products and services that the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 23, Segment Information.

In the following table, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

	Year ended on December 31, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$134	$1,448	$—	$9,482	$11,064
Products and services transferred over time	88,138	76,115	109,788	225,483	499,524
	$88,272	$77,563	$109,788	$234,965	$510,588

	Year ended on December 31, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$3,041	$3,811	$—	$10,421	$17,273
Products and services transferred over time	82,487	74,985	106,388	206,241	470,101
	$85,528	$78,796	$106,388	$216,662	$487,374

	Year ended on December 31, 2018
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$293	$2,864	$—	$7,329	$10,486
Products and services transferred over time	77,744	75,706	99,655	190,278	443,383
	$78,037	$78,570	$99,655	$197,607	$453,869

Contract balances

The following table provides information about contract assets from contracts with customers.

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31,
(In thousands)	2020	2019
Balance at beginning of period	$1,191	$996
Services transferred to customers	3,934	781
Transfers to accounts receivable	(2,329)	(586)
Balance at end of period	$2,796	$1,191

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets are considered a receivable when the rights to consideration of the Company become unconditional (i.e., the Company has a present right to payment). The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the consolidated balance sheets.

Accounts receivable, net at December 31, 2020 and 2019 amounted to $95.7 million and $106.8 million, respectively. Unearned income and Unearned income - Long term, which refer to contract liabilities, at December 31, 2020 amounted to $25.0 million and $31.3 million, respectively. Unearned income and Unearned income - Long term amounted to $20.7 million and $28.4 million at December 31, 2019, respectively. Unearned income is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. Unearned income may also arise when consideration is received or due in advance from costumers prior to performance. During the year ended December 31, 2020, the Company recognized revenue of $16.3 million that was included in unearned income at December 31, 2019. During the year ended December 31, 2019, the Company recognized revenue of $15.6 million that was included in unearned income at December 31, 2018.

Transaction price allocated to the remaining performance obligations

Revenues from recurring transaction-based and processing services represent the majority of the Company's total revenue. The Company recognizes revenues from recurring transaction-based and processing services over time at the amounts in which the Company has right to invoice, which corresponds directly to the value to the customer of the Company’s performance completed to date. Therefore, the Company has elected to apply the practical expedient in paragraph 606-10-50-14. Under this practical expedient, the Company is not required to disclose information about remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less or if the Company recognizes revenue at the amount to which it has a right to invoice.

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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at December 31, 2020 is $316.3 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 4—Cash and cash equivalents

At December 31, 2020 and 2019, the Company’s cash and cash equivalents amounted to $202.6 million and $111.0 million, respectively, which are deposited in deposit accounts within financial institutions. Of the total cash balance at December 31, 2020 and 2019, $80.0 million and $57.8 million, respectively, resides in subsidiaries located outside of Puerto Rico. Cash deposited in an affiliate financial institution amounted to $116.0 million and $51.3 million as of December 31, 2020 and 2019, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 5—Accounts Receivable and Allowance for Current Expected Credit Losses

Accounts receivable, net consisted of the following:

	December 31,
(In thousands)	2020	2019
Trade	$58,701	$58,493
Due from affiliates, net	28,419	39,095
Settlement assets	10,641	12,353
Other	367	232
Less: allowance for current expected credit losses	(2,401)	(3,361)
Accounts receivable, net	$95,727	$106,812

The Company records settlement assets that result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing. The amounts are generally collected or paid the following business day.

Allowance for Current Expected Credit Losses

Trade receivables from contracts with customers are financial assets analyzed by the Company under the expected credit loss model. To measure expected credit losses, trade receivables are grouped based on shared risk characteristics (i.e., the relevant industry sector and customer's geographical location) and days past due (i.e., delinquency status), while considering the following:

•Customers in the same geographical location share similar risk characteristics associated with the macroeconomic environment of their country.
•The Company has two main industry sectors: private and governmental. The private pool is comprised mainly of leading financial institutions, merchants and corporations, while the governmental pool is comprised by government agencies. The governmental customers possess different risk characteristics than private customers because although all invoices are due 30 days after issuance, governmental customers usually pay within 60 to 90 days after issuance (i.e., between 30 to 60 more days than private customers). The Company provides to its customers a broad range of merchant acquiring, payment services and business process management services, which constitute mission-critical technology solutions enabling customers to issue, process and accept transactions securely.
•The expected credit loss rate is likely to increase as receivables move to older aging buckets. The Company used the following aging categories to estimate the risk of delinquency status: (i) 0 days past due; (ii) 1-30 days past due; (iii) 31-60 days past due; (iv) 61-90 days past due; and (v) over 90 days past due.

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

Rollforward of the Allowance for Current Expected Credit Losses

The activity in the allowance for current expected credit losses on trade receivables during the period from January 1, 2020 to December 31, 2020, was as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

(In thousands)	December 31, 2020
Balance at the beginning of the period	$3,460
Current period provision for expected credit losses	832
Write-offs	(1,894)
Recoveries of amounts previously written-off	3
Balance at the end of the period	$2,401

The Company does not have a delinquency threshold for writing-off trade receivables. The Company has a formal process for the review and approval of write-offs.

Impairment losses on trade receivables are presented as net impairment losses within cost of revenue, exclusive of depreciation and amortization in the consolidated statements of income and comprehensive income. Subsequent recoveries of amounts previously written-off are credited against the allowance for expected current credit losses within accounts receivable, net on the consolidated balance sheets.

Note 6—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(In thousands)	2020	2019
Deferred project costs	$11,614	$10,060
Software maintenance contracts	10,745	11,585
Prepaid income taxes	3,757	2,029
Contract assets	2,661	1,191
Guarantee deposits	2,648	4,899
Taxes other than on income	2,390	2,128
Insurance	2,335	2,007
Prepaid cloud computing arrangement fees	2,145	1,124
Postage	1,906	1,630
Other	2,013	1,432
Prepaid expenses and other assets	$42,214	$38,085

Note 7—Investment in Equity Investee

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is the largest merchant acquirer and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for each of the years ended December 31, 2020, 2019 and 2018 amounted to approximately $0.2 million, $0.3 million and $0.3 million, respectively, and was recorded within earnings of equity method investment in the consolidated statements of income and comprehensive income. The Company recognized $1.1 million, $0.9 million and $0.7 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income and comprehensive income for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the Company received $0.5 million and $0.4 million, respectively, in dividends from CONTADO. No dividends were received for the year ended December 31, 2020.

EVERTEC, Inc. Notes to Consolidated Financial Statements
CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income and comprehensive income for the period subsequent to the acquisition date on a one-month lag. No significant events occurred in CONTADO’s operations subsequent to November 30, 2020 that would have materially affected the Company’s reported results.

Note 8—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2020	2019
Buildings	30	$1,437	$1,542
Data processing equipment	3 - 5	124,897	116,950
Furniture and equipment	3 - 20	6,691	6,936
Leasehold improvements	5 - 10	3,098	2,814
		136,123	128,242
Less—accumulated depreciation and amortization		(93,826)	(85,780)
Depreciable assets, net		42,297	42,462
Land		1,241	1,329
Property and equipment, net		$43,538	$43,791

Depreciation and amortization expense related to property and equipment was $17.4 million, $16.6 million and $14.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 9—Goodwill

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows (See Note 23):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2018	$160,972	$49,728	$138,121	$45,823	$394,644
Goodwill attributable to acquisition	—	3,719	—	—	3,719
Foreign currency translation adjustments	—	1,124	—	—	1,124
Balance at December 31, 2019	160,972	54,571	138,121	45,823	399,487
Foreign currency translation adjustments	—	(1,817)	—	—	(1,817)
Balance at December 31, 2020	$160,972	$52,754	$138,121	$45,823	$397,670

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill.

The estimated fair value of the reporting units is computed using a combination of an income approach and a market approach. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include, among others, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, and the selection of discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. The market approach estimates the value of a reporting unit by using multiples of revenue and EBITDA based on guideline publicly traded companies. Valuation using the market approach requires management to make assumptions related to EBITDA multiples. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability and growth. If

EVERTEC, Inc. Notes to Consolidated Financial Statements
the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. The Company performed a quantitative analysis as of August 31, 2020, which indicated that the fair values as a percentage of the carrying amount for each of the reporting units ranged from 169% to 544%. No impairment losses were recorded in 2020, 2019 or 2018. For details regarding goodwill attributable to acquisition, refer to Note 10-Other Intangible Assets, net.

Note 10—Other Intangible Assets, Net
The carrying amount of other intangible assets consisted of the following:

	Useful life in years	December 31, 2020
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,981	$(246,088)	$97,893
Trademark	2 - 15	42,036	(35,467)	6,569
Software packages	3 - 10	289,205	(191,662)	97,543
Non-compete agreement	15	56,539	(38,635)	17,904
Other intangible assets, net		$731,761	$(511,852)	$219,909

	Useful life in years	December 31, 2019
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	8 - 14	$344,883	$(220,434)	$124,449
Trademark	2 - 15	42,025	(32,456)	9,569
Software packages	3 - 10	256,220	(169,974)	86,246
Non-compete agreement	15	56,539	(34,866)	21,673
Other intangible assets, net		$699,667	$(457,730)	$241,937
Amortization expense related to intangibles, including software packages, was $54.1 million, $51.5 million and $48.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense related to software packages was $21.7 million, $18.3 million and $14.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated amortization expense of balances outstanding at December 31, 2020 for the next five years are as follows:

(In thousands)
2021	$50,429
2022	44,484
2023	39,131
2024	30,071
2025	8,901

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 11—Other Long-Term Assets

As of December 31, 2020, other long-term assets included $1.0 million related to deferred debt-issuance costs related to the revolving credit facility, $4.8 million related to the long-term portion of certain software maintenance contracts, and $0.1 million related to the long-term portion of contract assets.

As of December 31, 2019, other long-term assets included $1.4 million related to deferred debt-issuance costs related to the revolving credit facility and $3.9 million related to the long-term portion of certain software maintenance contracts.

Note 12—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(In thousands)	2020	2019
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$188,788	$207,261
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	306,503	317,936
Note Payable due on April 30, 2021(1)	45	175
Notes Payable due on January 1, 2022(1)	1,443	2,231
Total debt	$496,779	$527,603

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Applicable margin of 1.75% and 2.00% at December 31, 2020 and December 31, 2019, respectively.
(3)Subject to a minimum rate (“LIBOR floor”) of 0.0% plus applicable margin of 3.50% at December 31, 2020 and December 31, 2019.

The following table presents contractual principal payments for the next five years:

(In thousands)
2021	$15,053
2022	20,508
2023	165,753
2024	299,750
2025	—

Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement providing for the secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 ("2023 Term A Loan"), a $325.0 million term loan B facility that matures on November 27, 2024 ("2024 Term B Loan") and a $125.0 million revolving credit facility (the "Revolving Facility") that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”). The material terms and conditions of the secured credit facilities are summarized below.

Scheduled Amortization Payments

The 2023 Term A Loan provides for amortization in the amount of 1.25% of the original principal amount of the 2023 Term A Loan during each of the first twelve quarters starting from the quarter ending March 31, 2019, 1.875% during each of the four subsequent quarters and 2.50% during each of the final three quarters, with the balance payable on the final maturity date.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The 2024 Term B Loan provides for quarterly amortization payments totaling 1.00% per annum of the original principal amount of the 2024 Term B Loan, with the balance payable on the final maturity date.

Voluntary Prepayments and Reduction and Termination of Commitments

The 2018 Credit Agreement allows EVERTEC Group to prepay loans and permanently reduce the loan commitments under the secured credit facilities at any time, subject to the payment of customary LIBOR breakage costs, if any, provided that, in connection with certain refinancing or repricing of the 2024 Term B Loan on or prior to the date which is six months after the closing date of the 2018 Credit Agreement, a prepayment premium of 1.00% will be required.

Additionally, the 2018 Credit Agreement requires mandatory repayment of outstanding principal balances based on a percentage of excess cash flow provided that no such prepayment shall be due if the resulting amount of the excess cash flow multiplied by the applicable percentage is less than $10 million. On March 5, 2020, the Company repaid $17.0 million as a result of excess cash flows for the year ended December 31, 2019.

Interest

The interest rates under the 2023 Term A Loan and revolving credit facility are based on, at EVERTEC Group’s option, (a) adjusted LIBOR plus an interest margin of 2.25% or (b) the greater of (i) Bank of America’s “prime rate,” (ii) the Federal Funds Effective Rate plus 0.5% and (iii) adjusted LIBOR plus 1.0% (“ABR”) plus an interest margin of 1.25%. The interest rates under the 2024 Term B Loan are based on, at EVERTEC Group’s option, (a) adjusted LIBOR plus an interest margin of 3.50% or (b) ABR plus an interest margin of 2.50%. The interest margins under the 2023 Term A Loan and Revolving Facility are subject to reduction based on achievement of specified total secured net leverage ratio.

Guarantees and Collateral

EVERTEC Group’s obligations under the secured credit facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly-owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

Subject to certain exceptions, the secured credit facilities are secured to the extent legally permissible by substantially all of the assets of (1) EVERTEC, including a perfected pledge of all of the limited liability company interests of EVERTEC Intermediate Holdings, LLC (“Holdings”), (2) Holdings, including a perfected pledge of all of the limited liability company interests of EVERTEC Group and (3) EVERTEC Group and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by EVERTEC Group or any guarantor and (b) a perfected security interest in substantially all tangible and intangible assets of EVERTEC Group and each guarantor.

Covenants
The secured credit facilities contain affirmative and negative covenants that the Company believes are usual and customary for a secured credit agreement. The negative covenants in the secured credit facilities include, among other things, limitations (subject to exceptions) on the ability of EVERTEC and its restricted subsidiaries to:

•declare dividends and make other distributions;
•redeem or repurchase capital stock;
•grant liens;
•make loans or investments (including acquisitions);
•merge or enter into acquisitions;
•sell assets;
•enter into any sale or lease-back transactions;
•incur additional indebtedness;
•prepay, redeem or repurchase certain indebtedness;
•modify the terms of certain debt;
•restrict dividends from subsidiaries;
•change the business of EVERTEC or its subsidiaries; and

EVERTEC, Inc. Notes to Consolidated Financial Statements
•enter into transactions with their affiliates.

In addition, the 2023 Term A Loan and the Revolving Facility require EVERTEC to maintain a maximum total secured net leverage ratio of 4.25 to 1.00 for any quarter that ended on or prior to September 30, 2020. Beginning with the quarter ended December 31, 2020 and for fiscal quarters ending thereafter, 4.00 to 1.00.

The unpaid principal balance at December 31, 2020 of the 2023 Term A Loan and the 2024 Term B Loan was $190.0 million, and $309.5 million, respectively. The additional borrowing capacity for the Revolving Facility at December 31, 2020 was $117.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Events of Default

The events of default under the secured credit facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the 2018 Credit Agreement) and cross-events of default on material indebtedness.

Notes payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of December 31, 2020, the outstanding principal balance of the notes payable was $1.5 million. The current portion of these notes is included in accounts payable and the long-term portion is included in other long-term liabilities in the Company's consolidated balance sheets.

Interest Rate Swaps

As of December 31, 2020, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

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

As of December 31, 2020, and 2019 the carrying amount of the derivatives included on the Company’s consolidated balance sheets was $25.6 million and $14.5 million, respectively. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2020, 2019 and 2018, the Company reclassified losses of $5.1 million, gains of $0.7 million and gains of $0.1 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $6.9 million from accumulated other comprehensive loss into interest expense over the next 12 months. Refer to Note 13 for tabular disclosure of the fair value of derivatives and to Note 15 for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2020 the cash flow hedge is considered highly effective.

Note 13—Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

The following table summarizes fair value measurements by level at December 31, 2020 and 2019, for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial liability:
Interest rate swap	$—	$25,578	$—	$25,578
December 31, 2019
Financial liability:
Interest rate swap	$—	$14,452	$—	$14,452

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

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2020 and 2019:

	December 31,
	2020		2019
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Interest rate swap	$25,578	$25,578	$14,452	$14,452
2023 Term A Loan	188,788	186,678	207,261	206,388
2024 Term B Loan	306,503	308,339	317,936	324,163

EVERTEC, Inc. Notes to Consolidated Financial Statements
The fair values of the term loans at December 31, 2020 and 2019 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Future estimates of fair value may be negatively impacted by market reactions to COVID-19. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants. The secured term loans are not measured at fair value in the balance sheets.
There were no transfers in or out of Level 3 during the years ended December 31, 2020, 2019 and 2018.

Note 14—Other Long-Term Liabilities

As of December 31, 2020, other long-term liabilities mainly consist of a derivative liability of $25.6 million, an unrecognized tax benefit liability of $8.7 million, and long-term portion of notes payable and other long-term liabilities of $5.3 million. ,

As of December 31, 2019, other long-term liabilities mainly consist of a derivative liability of $14.5 million, an unrecognized tax benefit liability of $7.6 million, and long-term portion of notes payable and long-term liabilities others of $5.3 million.

Note 15—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2020 and 2019, the Company had 72,137,678 and 72,000,261 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2020 and 2019, no shares of preferred stock have been issued.

Stock Repurchase

In 2020, 2019 and 2018, the Company repurchased a total of 0.3 million, 1.1 million, and 0.4 million shares, respectively, at a cost of $7.3 million, $31.8 million and $10.0 million. The Company funded such repurchases with cash on hand and borrowings to the existing revolving credit facility. As of December 31, 2020, 2019 and 2018, the repurchased shares were permanently retired.

Dividends

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by our Board of Directors ("Board") each quarter. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant.

The Company’s dividend activity in 2020 and 2019 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 15, 2019	February 26, 2019	March 22, 2019	0.05
April 25, 2019	May 6, 2019	June 7, 2019	0.05
July 25, 2019	August 5, 2019	September 6, 2019	0.05
October 23, 2019	November 4, 2019	December 6, 2019	0.05
February 20, 2020	March 4, 2020	April 3, 2020	0.05
April 21, 2020	May 4, 2020	June 5, 2020	0.05
July 24, 2020	August 3, 2020	September 4, 2020	0.05
October 20, 2020	November 2, 2020	December 4, 2020	0.05

EVERTEC, Inc. Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive loss for the years ended December 31, 2020 and 2019:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Total
Balance - December 31, 2018, net of tax	$(21,626)	$(2,163)	$(23,789)
Other comprehensive loss before reclassifications	4,754	(10,297)	(5,543)
Effective portion reclassified to net income	—	(677)	(677)
Balance - December 31, 2019, net of tax	(16,872)	(13,137)	(30,009)
Other comprehensive loss before reclassifications	(7,970)	(15,341)	(23,311)
Effective portion reclassified to net income	—	5,066	5,066
Balance - December 31, 2020, net of tax	$(24,842)	$(23,412)	$(48,254)

Note 16—Share-based Compensation

Long-Term Incentive Plan ("LTIP")

During the three months ended March 31, 2018, 2019 and 2020, the Compensation Committee of the Company's Board approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2018 LTIP, 2019 LTIP and 2020 LTIP, respectively, all under the terms of the Company's 2013 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee is providing services to the Company through the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 28 of each year for the 2018 LTIP, February 22 of each year for the 2019 LTIP, and February 27 of each year for the 2020 LTIP.

For the performance-based awards under the 2018 LTIP, 2019 LTIP, and 2020 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 28, 2021 for the 2018 LTIP, February 22, 2022 for the 2019 LTIP, and February 27, 2023 for the 2020 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following table summarizes the nonvested restricted shares and RSUs activity for the years ended December 31, 2020, 2019 and 2018:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2017	2,340,892	$15.08
Granted	636,322	17.07
Vested	(468,064)	18.41
Forfeited	(472,987)	16.55
Nonvested at December 31, 2018	2,036,163	15.09
Granted	517,153	30.84
Vested	(931,389)	29.32
Forfeited	(29,172)	16.52
Nonvested at December 31, 2019	1,592,755	20.71
Granted	413,733	31.62
Vested	(762,194)	16.65
Forfeited	(150,779)	19.22
Nonvested at December 31, 2020	1,093,515	$27.88
Share-based compensation recognized was as follows:

	Years ended December 31,
(In thousands)	2020	2019	2018
Share-based compensation recognized, net
Restricted shares and RSUs	$14,253	$13,570	$12,592
The maximum unrecognized cost for restricted stock units was $16.4 million as of December 31, 2020. The cost is expected to be recognized over a weighted average period of 1.8 years.

Note 17—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2020, 2019 and 2018, the costs incurred under the plan amounted to approximately $0.9 million, $0.8 million and $0.8 million, respectively.

Note 18—Total Other Income (Expenses)

For the year ended December 31, 2020, other income (expenses) is primarily comprised of $4.4 million in foreign currency transaction gains.
For the year ended December 31, 2019, other income (expenses) is primarily comprised of $1.7 million in foreign currency transaction losses.
For the year ended December 31, 2018, other income (expenses) is primarily comprised of $2.7 million in foreign currency transaction gains, $1.8 million from federal relief funds received in connection with wages paid in the aftermath of hurricane Maria and a $2.6 million loss on extinguishment of debt.

Note 19—Income Tax

On April 17, 2012, EVERTEC Group and Holdings were converted from a Puerto Rico corporation into Puerto Rico limited liability companies to benefit from changes to the Puerto Rico Income Tax Code allowing limited liability companies to be

EVERTEC, Inc. Notes to Consolidated Financial Statements
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
The components of income tax expense consisted of the following:

	Years ended December 31,
(In thousands)	2020	2019	2018
Current tax provision	$22,907	$19,366	$17,207
Deferred tax benefit	(3,905)	(6,391)	(4,611)
Income tax expense	$19,002	$12,975	$12,596

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense and its segregation based on location of operations:

	Years ended December 31,
(In thousands)	2020	2019	2018
Income before income tax provision
Puerto Rico	$98,608	$89,667	$77,176
United States	3,953	4,047	3,199
Foreign countries	21,292	22,961	18,790
Total income before income tax provision	$123,853	$116,675	$99,165
Current tax provision
Puerto Rico	$7,260	$7,550	$6,841
United States	612	339	599
Foreign countries	15,035	11,477	9,767
Total current tax provision	$22,907	$19,366	$17,207
Deferred tax benefit
Puerto Rico	$(2,087)	$(4,109)	$(2,904)
United States	1,041	(216)	(584)
Foreign countries	(2,859)	(2,066)	(1,123)
Total deferred tax benefit	$(3,905)	$(6,391)	$(4,611)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

EVERTEC, Inc. Notes to Consolidated Financial Statements
On December 10, 2018, the Governor of Puerto Rico signed into law Act 257, which decreased the maximum corporate tax rate from 39% to 37.5%, effective January 1, 2019. This rate decrease is only applicable to the fully taxable operations of EVERTEC in Puerto Rico. As a result of this tax rate decrease, the deferred taxes were reevaluated as of December 31, 2018, the impact of this reevaluation was considered immaterial.

As of December 31, 2020 and 2019, the Company had $80.2 million and $62.2 million of unremitted earnings from foreign subsidiaries, respectively. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted, and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

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

On October 11, 2011, Evertec Group was granted a tax exemption under Tax Incentive Law No. 73 of 2008, retroactively to December 1, 2009. Under this grant, activities derived from consulting and data processing services provided outside Puerto Rico are subject to a preferred rate that declines gradually from 7% to 4% by December 1, 2013. After this date, the rate remains at 4% until its expiration on November 30, 2024.

In addition, in August 2018, the Puerto Rico Industrial Development Company approved the requested extension of a grant under Tax Incentive Law No. 135 of 1997 for EVERTEC Group. Under this grant, activities derived from certain development and installation service in excess of a determined income are subject to a fixed tax rate of 10% for a 10-year period from January 1, 2018.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(In thousands)	2020	2019
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$223	$271
Unearned income	11,058	6,807
Lease liability	3,410	3,551
Share-based compensation	1,163	1,222
Debt issuance costs	189	249
Accrued liabilities	1,828	1,034
Derivative liability	2,070	1,220
Accrual of contract maintenance cost	110	134
Impairment of asset	310	289
Other	1,649	1,450
Total gross deferred tax assets	22,010	16,227
Deferred tax liabilities (“DTL”)
Capitalized salaries	2,095	1,828
Difference between the assigned values and the tax basis of assets and liabilities recognized in business combinations	10,507	12,568
Right of use asset	3,340	3,404
Other	3,086	557
Total gross deferred tax liabilities	19,028	18,357
Deferred tax asset (liability), net	$2,982	$(2,130)

As of December 31, 2020, the net deferred tax asset amounted to $3.9 million with a valuation allowance of approximately $0.9 million included as part of other deferred tax assets, for a net deferred tax asset after valuation allowance of approximately $3.0 million.

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for alternative minimum tax (“AMT”) for taxable years commencing after December 31, 2014. However, Act 257 of 2018 limits the deduction of NOLs to 90% for regular tax for tax years commencing after December 31, 2018. At December 31, 2020, the Company has $4.3 million, $0.6 million and $2.6 million in NOL carryforwards related to Puerto Rico industrial development income, United States and foreign countries, respectively, available to offset future eligible income. The NOL balance as of December 31, 2020 expires as follows:

(In thousands)
2021	$106
2022	97
2023	16
2028	674
2029	1,558
2030	4,198
Indefinitely	884

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following is a tabular reconciliation of the total amounts of UTPs:

	Years ended December 31,
(In thousands)	2020	2019	2018
Balance, beginning of year	$9,146	$9,238	$9,148
Gross increases—tax positions in prior period	1,335	—	578
Gross decreases—tax positions in prior period	(192)	(92)	(488)
Lapse of statute of limitations	(4,381)	—	—
Balance, end of year	$5,908	$9,146	$9,238

As of December 31, 2020, 2019 and 2018, approximately $5.9 million, $9.1 million and $9.2 million, respectively, would have affected the Company’s effective income tax rate, if recognized.

The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company recognized an income tax expense of $0.3 million, $0.4 million and $0.4 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2020 and 2019 was $2.6 million and $2.0 million, respectively. The Company estimates that it is reasonably possible that the Puerto Rico liability for uncertain tax position relating to the net operating loss created by transaction cost will decrease by approximately $3.6 million in the next 12 months as a result of the statute of limitations. The Company believes it has sufficient accruals for contingent tax liabilities.

In connection with tax return examinations, contingencies can arise that generally result from different interpretations of tax laws and regulations as they pertain to the amount, timing or inclusion of revenues and expenses in taxable income, or the ability to utilize tax credits to reduce income taxes payable. While it is probable, based on the potential outcome of the Company’s Puerto Rico and foreign tax examinations or the statute of limitations for specific jurisdictions, that the liability for UTBs may increase or decrease within the next twelve months, the Company does not expect any such change would have a material effect on our financial condition, results of operations or cash flow.

The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico and Costa Rica. The income tax returns for 2016, 2017, 2018, and 2019 are currently open for examination for both jurisdictions, while 2014 and 2015 are also open for examination for Costa Rica.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Years ended December 31,
(In thousands)	2020	2019	2018
Computed income tax at statutory rates	$46,445	$43,753	$38,674
Differences in tax rates due to multiple jurisdictions	839	1,058	(678)
Excess tax benefits on share-based compensation	(1,094)	(1,779)	(77)
Effect of income subject to tax-exemption grant	(31,347)	(31,424)	(26,260)
Unrecognized tax (benefit) expense	1,322	(32)	443
Other, net	2,837	1,399	494
Income tax expense	$19,002	$12,975	$12,596

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 20—Net Income Per Common Share
The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2020	2019	2018
Net income attributable to EVERTEC, Inc.’s common stockholders	$104,436	$103,469	$86,270
Less: non-forfeitable dividends on restricted stock	—	3	4
Net income available to EVERTEC, Inc.'s common shareholders	$104,436	$103,466	$86,266
Weighted average common shares outstanding	71,943,965	72,099,755	72,607,321
Weighted average potential dilutive common shares (1)	1,107,240	1,376,008	1,812,789
Weighted average common shares outstanding—assuming dilution	73,051,205	73,475,763	74,420,110
Net income per common share—basic	$1.45	$1.44	$1.19
Net income per common share—diluted	$1.43	$1.41	$1.16

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.
Refer to Note 15 for a detail of dividends declared and paid during 2020 and 2019.

Note 21—Related Party Transactions
The following table presents the Company’s transactions with related parties for each of the periods presented below:

	Years ended December 31,
(In thousands)	2020	2019	2018
Total revenues (1)(2)	$226,074	$209,053	$188,060
Cost of revenues	$4,317	$5,094	$3,422
Rent and other fees	$8,320	$8,519	$8,046
Interest earned from an affiliate
Interest income	$391	$161	$147

(1)Popular, Inc. ("Popular") revenues as a percentage of total revenues were 44%, 43% and 41%, respectively, for each of the periods presented above.
(2)Includes revenues generated from investee accounted for under the equity method of $0.6 million, $1.1 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements
As of December 31, 2020 and 2019, EVERTEC had the following balances arising from transactions with related parties:

	December 31,
(In thousands)	2020	2019
Cash and restricted cash deposits in affiliated bank	$126,189	$64,724
Other due/to from affiliate
Accounts receivable	$28,419	$39,095
Prepaid expenses and other assets	$4,678	$4,211
Operating lease right-of use assets	$17,099	$20,617
Other long-term assets	$—	$57
Accounts payable	$4,607	$7,250
Unearned income	$35,807	$35,489
Operating lease liabilities	$17,781	$20,905
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

Leases

The Company has operating leases for certain office facilities, buildings, telecommunications and other equipment; and finance leases for certain equipment. The Company’s lease contracts have remaining terms ranging from 1 year to 9 years, some of which may include options to extend the leases for up to 5 years, and some which may include the option to terminate the lease within 1 year.

Total lease cost consisted of the following:

	Years ended December 31,
(in thousands)	2020	2019
Operating lease cost	$7,025	$7,573
Variable lease cost	3,182	2,515
Total lease costs	$10,207	$10,088

Other Balance Sheet information related to operating leases was as follows:

	December 31,
(In thousands)	2020	2019
Right-of-use assets obtained in exchange for operating lease obligations	3,496	$940
Weighted average remaining lease term, in years	5	6
Weighted Average Discount Rate	2.8%	4.7%

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following table presents the balance of Operating lease obligations for the periods presented below:

	December 31,
(In thousands)	2020	2019
Operating lease liability - current	5,830	5,773
Operating lease liability - long-term	22,402	24,679
Total operating lease liabilities	$28,232	$30,452

Future minimum operating lease payments at December 31, 2020 were as follows:

(In thousands)
2021	$6,693
2022	6,363
2023	6,118
2024	5,190
2025	4,141
Thereafter	2,711
Total future minimum lease payments	31,216
Less: imputed interest	(2,984)
Total	$28,232

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

In addition to the four operating segments described above, Management identified certain functional cost areas that operate independently and do not constitute businesses in themselves. These areas could neither be concluded as operating segments nor could they be combined with any other operating segments. Therefore, these areas are aggregated and presented as “Corporate and Other” category in the financial statements alongside the operating segments. The Corporate and Other category consists of corporate overhead expenses, intersegment eliminations, certain leveraged activities and other non-operating and miscellaneous expenses that are not included in the operating segments. The overhead and leveraged costs relate to activities such as:

•marketing,
•corporate finance and accounting,
•human resources,
•legal,
•risk management functions,
•internal audit,
•corporate debt related costs,
•non-operating depreciation and amortization expenses generated as a result of merger and acquisition activity,
•intersegment revenues and expenses, and
•other non-recurring fees and expenses that are not considered when management evaluates financial performance at a segment level.

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	December 31, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$124,771	$84,641	$109,788	$234,965	$(43,577)	$510,588
Operating costs and expenses	72,968	73,030	58,163	141,446	23,589	369,196
Depreciation and amortization	13,455	11,299	1,905	17,551	27,308	71,518
Non-operating income (expenses)	202	6,934	650	1,938	(3,691)	6,033
EBITDA	65,460	29,844	54,180	113,008	(43,549)	218,943
Compensation and benefits (2)	987	2,934	926	1,794	7,742	14,383
Transaction, refinancing, and other fees (3)	500	—	—	—	6,641	7,141
Adjusted EBITDA	$66,947	$32,778	$55,106	$114,802	$(29,166)	$240,467

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $34.6 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $9.0 million from Payment Services- Latin America to Payment Services- Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $20.3 million.
(2)Primarily represents share-based compensation.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, an impairment charge and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

	December 31, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$125,544	$84,453	$106,388	$216,662	$(45,673)	$487,374
Operating costs and expenses	61,396	65,701	62,098	138,224	15,453	342,872
Depreciation and amortization	11,646	9,930	1,814	16,529	28,163	68,082
Non-operating income (expenses)	1,781	286	48	340	(2,688)	(233)
EBITDA	77,575	28,968	46,152	95,307	(35,651)	212,351
Compensation and benefits (2)	1,034	1,501	1,004	2,114	8,145	13,798
Transaction, refinancing, exit activity and other fees (3)	—	210	—	—	(163)	47
Adjusted EBITDA	$78,609	$30,679	$47,156	$97,421	$(27,669)	$226,196

EVERTEC, Inc. Notes to Consolidated Financial Statements

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $39.0 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software sale and developments of $6.7 million from Payment Services- Latin America to Payment Services- Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $21.0 million.
(2)Primarily represents share-based compensation, other compensation expense and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.

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

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations. Intersegment revenue eliminations predominantly reflect the $36.1 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software sale and developments of $2.3 million from Payment Services-Latin America to Payment Services-Puerto Rico & Caribbean and cost transfer fees from Corporate and Other to Payment Services Latin America for leveraged services and management fees.
(2)Primarily represents share-based compensation and other compensation expense and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, relief contributions related to the 2017 hurricanes and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.
The reconciliation of EBITDA to consolidated net income is as follows:

	Years ended December 31,
(In thousands)	2020	2019	2018
Total EBITDA	$218,943	$212,351	$191,489
Less:
Income tax expense	19,002	12,975	12,596
Interest expense, net	23,572	27,594	29,257
Depreciation and amortization	71,518	68,082	63,067
Net Income	$104,851	$103,700	$86,569

EVERTEC, Inc. Notes to Consolidated Financial Statements
The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(In thousands)	2020	2019	2018
Revenues (1)
Puerto Rico	$418,151	$392,628	$358,436
Caribbean	14,873	15,950	15,672
Latin America	77,564	78,796	79,761
Total Revenues	$510,588	$487,374	$453,869

(1)Revenues are based on subsidiaries’ country of domicile.
Major customers
For the years ended December 31, 2020, 2019 and 2018, the Company had one major customer which accounted for approximately $225.5 million or 44%, $208.0 million or 43%, and $186.8 million or 41%, respectively, of total revenues. See Note 21.
The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 8%, 7%, and 7% of the Company’s total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 24—Subsequent Events

On February 18, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on March 26, 2021 to stockholders of record as of the close of business on March 1, 2021. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

Schedule I

EVERTEC, Inc. Condensed Financial Statements
Parent Company Only
Condensed Balance Sheets

	December 31,
(In thousands)	2020	2019
Assets
Current assets:
Cash	$1,680	$1,679
Accounts receivable, net	(2,777)	1,290
Prepaid expenses and other assets	470	8
Total current assets	(627)	2,977
Investment in subsidiaries, at equity	342,385	273,759
Other Intangible Asset	—	9
Deferred tax asset, net	2,786	—
Total assets	$344,544	$276,745
Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$272	$260
Income tax payable	—	1,757
Total current liabilities	272	2,017
Deferred tax liability, net	—	485
Other long-term liabilities	6,530	7,056
Total liabilities	6,802	9,558
Stockholders’ equity:
Common stock	721	720
Additional paid-in capital	5,339	—
Accumulated earnings	379,937	296,476
Accumulated other comprehensive loss, net of tax	(48,255)	(30,009)
Total stockholders’ equity	337,742	267,187
Total liabilities and stockholders’ equity	$344,544	$276,745

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(In thousands)	2020	2019	2018
Non-operating income (expenses)
Equity in earnings of subsidiaries	$103,308	$101,078	$84,866
Interest income	234	367	380
Other expenses	(1,594)	(1,595)	(1,396)
Income before income taxes	101,948	99,850	83,850
Income tax benefit	(2,489)	(3,619)	(2,420)
Net income	104,437	103,469	86,270
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(7,970)	4,754	(10,564)
Loss on cash flow hedges	(10,275)	(10,974)	(2,377)
Total comprehensive income	$86,192	$97,249	$73,329

Schedule I

Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities	$29,817	$55,092	$19,431
Cash flows from financing activities
Dividends paid	(14,382)	(14,420)	(7,273)
Repurchase of common stock	(7,300)	(31,822)	(10,000)
Withholding taxes paid on share-based compensation	(8,134)	(8,849)	(2,159)
Net cash used in financing activities	(29,816)	(55,091)	(19,432)
Net increase (decrease) in cash	1	1	(1)
Cash at beginning of the period	1,679	1,678	1,679
Cash at end of the period	$1,680	$1,679	$1,678