Form 10-K/A
period 2020-12-31
EVERTEC, Inc.
filed 2021-04-01
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to EVERTEC, Inc.’s Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”) is being filed to check the “Yes” box on the cover page of the Form 10-K indicating that the Company is a well-known seasoned issuer as defined in Rule 405 of Regulation S-K. The “No” box was incorrectly checked in the original filing of the Form 10-K, and this amendment corrects that error.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the Form 10-K. This Form 10 K/A continues to speak as of the date of the Form 10-K and does not include any changes to the consolidated financial statements. Except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings with the SEC.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(3) Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC, Inc.

Date: April 1, 2021	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	April 1, 2021
Morgan M. Schuessler, Jr.	Officer)

/s/ Joaquin A. Castrillo-Salgado	Chief Financial Officer (Principal Financial and	April 1, 2021
Joaquin A. Castrillo-Salgado	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	April 1, 2021
Frank G. D’Angelo

/s/ Iván Pagán	Director	April 1, 2021
Iván Pagán

/s/ Alan H. Schumacher	Director	April 1, 2021
Alan H. Schumacher

/s/ Thomas W. Swidarski	Director	April 1, 2021
Thomas W. Swidarski

/s/ Jorge A. Junquera	Director	April 1, 2021
Jorge A. Junquera

/s/ Aldo Polak	Director	April 1, 2021
Aldo Polak

/s/ Olga M. Botero	Director	April 1, 2021
Olga M. Botero

/s/ Brian J. Smith	Director	April 1, 2021
Brian J. Smith