Form 10-Q
period 2021-03-31
EVERTEC, Inc.
filed 2021-04-30
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 or

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
At April 22, 2021, there were 72,163,357 outstanding shares of common stock of EVERTEC, Inc.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues pursuant to our Master Services Agreement ("MSA") with them, and to grow our merchant acquiring business;
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
•the continued impact of the COVID-19 pandemic and measures taken in response to the outbreak, on our resources, net income and liquidity due to current and future disruptions in operations as well as the macroeconomic instability caused by the pandemic; and
•the nature, timing and amount of any restatement.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except for share information)

	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$156,363	$202,649
Restricted cash	19,059	18,456
Accounts receivable, net	99,737	95,727
Prepaid expenses and other assets	44,573	42,214
Total current assets	319,732	359,046
Debt securities available-for-sale, at fair value	2,968	—
Investment in equity investee	12,867	12,835
Property and equipment, net	42,146	43,538
Operating lease right-of-use asset	25,604	27,538
Goodwill	396,298	397,670
Other intangible assets, net	229,972	219,909
Deferred tax asset	5,671	5,730
Net investment in leases	255	301
Other long-term assets	5,136	6,012
Total assets	$1,040,649	$1,072,579
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$56,600	$58,033
Accounts payable	26,998	43,348
Contract liability	25,319	24,958
Income tax payable	6,547	6,573
Current portion of long-term debt	15,625	14,250
Operating lease payable	5,491	5,830
Total current liabilities	136,580	152,992
Long-term debt	458,738	481,041
Deferred tax liability	2,151	2,748
Contract liability - long term	31,798	31,336
Operating lease liability - long-term	20,884	22,402
Derivative liability	21,012	25,578
Other long-term liabilities	13,479	14,053
Total liabilities	684,642	730,150
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 72,166,443 shares issued and outstanding as of March 31, 2021 (December 31, 2020 - 72,137,678)	721	721
Additional paid-in capital	—	5,340
Accumulated earnings	397,556	379,934
Accumulated other comprehensive loss, net of tax	(46,678)	(48,254)
Total EVERTEC, Inc. stockholders’ equity	351,599	337,741
Non-controlling interest	4,408	4,688
Total equity	356,007	342,429
Total liabilities and equity	$1,040,649	$1,072,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended March 31,
	2021	2020

Revenues (affiliates Note 15)	$139,528	$121,942

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	59,804	54,067
Selling, general and administrative expenses	16,102	17,317
Depreciation and amortization	18,623	17,795
Total operating costs and expenses	94,529	89,179
Income from operations	44,999	32,763
Non-operating income (expenses)
Interest income	389	363
Interest expense	(5,906)	(6,779)
Earnings of equity method investment	502	338
Other income	328	108
Total non-operating expenses	(4,687)	(5,970)
Income before income taxes	40,312	26,793
Income tax expense	4,708	4,518
Net income	35,604	22,275
Less: Net income attributable to non-controlling interest	101	64
Net income attributable to EVERTEC, Inc.’s common stockholders	35,503	22,211
Other comprehensive (loss) income, net of tax of $423 and $1,085
Foreign currency translation adjustments	(2,613)	(8,305)
Gain (loss) on cash flow hedges	4,189	(11,859)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$37,079	$2,047
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.49	$0.31
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.49	$0.30

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	72,137,678	$721	$5,340	$379,934	$(48,254)	$4,688	$342,429
Share-based compensation recognized	—	—	3,380	—	—	—	3,380
Repurchase of common stock	(382,974)	(4)	(1,290)	(12,974)	—	—	(14,268)
Restricted stock units delivered	411,739	4	(7,430)	(1,302)	—	—	(8,728)
Net income	—	—	—	35,503	—	101	35,604
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,605)	—	—	(3,605)
Other comprehensive income (loss)	—	—	—	—	1,576	(381)	1,195
Balance at March 31, 2021	72,166,443	$721	$—	$397,556	$(46,678)	$4,408	$356,007

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	72,000,261	$720	$—	$296,476	$(30,009)	$4,436	$271,623
Share-based compensation recognized	—	—	3,483	—	—	—	3,483
Repurchase of common stock	(336,022)	(3)	(775)	(6,522)	—	—	(7,300)
Restricted stock units delivered	201,066	2	(2,708)	—	—	—	(2,706)
Net income	—	—	—	22,211	—	64	22,275
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,600)	—	—	(3,600)
Other comprehensive loss	—	—	—	—	(20,164)	(853)	(21,017)
Cumulative adjustment from the implementation of Current Expected Credit Loss model	—	—	—	(74)	—	—	(74)
Balance at March 31, 2020	71,865,305	$719	$—	$308,491	$(50,173)	$3,647	$262,684

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$35,604	$22,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,623	17,795
Amortization of debt issue costs and accretion of discount	569	621
Operating lease amortization	1,492	1,173
(Release) provision for expected credit losses and sundry losses	(184)	104
Deferred tax benefit	(890)	(1,080)
Share-based compensation	3,380	3,483
Loss on disposition of property and equipment and impairment of intangible	1,042	81
Earnings of equity method investment	(502)	(338)
Decrease (increase) in assets:
Accounts receivable, net	(4,048)	11,729
Prepaid expenses and other assets	(2,539)	(1,836)
Other long-term assets	833	(2,477)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(18,457)	(20,662)
Income tax payable	82	3,307
Contract liability	1,185	1,075
Operating lease liabilities	(1,611)	(1,409)
Other long-term liabilities	167	84
Total adjustments	(858)	11,650
Net cash provided by operating activities	34,746	33,925
Cash flows from investing activities
Additions to software	(11,971)	(6,055)
Acquisition of customer relationship	(14,750)	—
Property and equipment acquired	(4,724)	(3,357)
Acquisition of available-for-sale debt securities	(2,968)	—
Net cash used in investing activities	(34,413)	(9,412)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(8,728)	(2,706)
Repayment of short-term borrowings for purchase of equipment and software	(758)	(792)
Dividends paid	(3,605)	—
Repurchase of common stock	(14,268)	(7,300)
Repayment of long-term debt	(21,357)	(20,560)
Net cash used in financing activities	(48,716)	(31,358)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	2,700	828
Net decrease in cash, cash equivalents and restricted cash	(45,683)	(6,017)
Cash, cash equivalents and restricted cash at beginning of the period	221,105	131,121
Cash, cash equivalents and restricted cash at end of the period	$175,422	$125,104
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$156,363	$103,521
Restricted cash	19,059	21,583
Cash, cash equivalents and restricted cash	$175,422	$125,104
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,982	$6,372
Cash paid for income taxes	5,621	2,083
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	$1,260	$1,482
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company,” or “EVERTEC”) is a leading full-service transaction-processing business in Puerto Rico, the Caribbean and Latin America. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment services and business process management services. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading personal identification number ("PIN") debit networks in Latin America. EVERTEC manages a system of electronic payment networks and offers a comprehensive suite of services for core bank, cash processing and fulfillment in Puerto Rico. In addition, EVERTEC offers technology outsourcing in all the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation.

Note 2 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued updated guidance for Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles set out in ASC Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The adoption of these amendments did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Accounting Pronouncements Issued Prior to 2021 and Not Yet Adopted

In March 2020, the FASB issued updated guidance for ASC Topic 848, Reference Rate Reform, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met for a limited period of time in order to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments to this update are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance will not have an impact on the Company's unaudited condensed consolidated financial statements.

Note 3 – Debt Securities

Accounting policy

Debt securities available-for-sale are accounted for under the provisions of ASC 320 Investments – Debt and Equity Securities, which requires that debt securities available-for-sale be carried at fair value on the Company’s unaudited condensed consolidated balance sheets with unrealized gains (losses) recorded through other comprehensive income (“OCI”). Debt securities in an unrealized loss position which the Company intends to sell or for which it is more likely than not that the Company will be required to sell before recovery of the amortized cost basis, are written down to fair value through income.

Quarterly, for debt securities in an unrealized loss position that the Company does not intend or will, more likely than not, not be required to sell, the Company evaluates if the decline in fair value has resulted from credit losses or other factors. If it is determined that the decline in fair value is related to credit losses, the Company records an allowance for credit losses, limited to the amount by which the fair value is less than the amortized cost basis. If the Company determines that the decline in value is related to factors other than credit, the Company recognizes the impairment through OCI.

Debt securities were purchased close to the final trading day of the quarter ended March 31, 2021 and are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

The amortized cost, gross unrealized gains and losses recorded in OCI, estimated fair value, and weighted average yield of debt securities available-for-sale by contractual maturity as of March 31, 2021 were as follows:

	March 31, 2021
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,968	—	—	$2,968

No debt securities were sold during the quarter ended March 31, 2021. A provision for credit losses was not required for the period presented above. Refer to Note 7 for disclosure requirements related to the fair value hierarchy.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(In thousands)	Useful life in years	March 31, 2021	December 31, 2020
Buildings	30	$1,424	$1,437
Data processing equipment	3 - 5	125,942	124,897
Furniture and equipment	3 - 20	6,840	6,691
Leasehold improvements	5 -10	3,116	3,098
		137,322	136,123
Less - accumulated depreciation and amortization		(96,417)	(93,826)
Depreciable assets, net		40,905	42,297
Land		1,241	1,241
Property and equipment, net		$42,146	$43,538

Depreciation and amortization expense related to property and equipment for three months ended March 31, 2021 amounted to $4.4 million compared to $4.2 million for the corresponding period in 2020.

During the three months ended March 31, 2021, the Company recorded a loss on the disposition of damaged POS devices amounting to $0.4 million through cost of revenues.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 16):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2020	$160,972	$52,754	$138,121	$45,823	$397,670
Foreign currency translation adjustments	—	(1,372)	—	—	(1,372)
Balance at March 31, 2021	$160,972	$51,382	$138,121	$45,823	$396,298

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss is recorded for the excess of the carrying value over the fair value, limited to the recorded balance of goodwill. No impairment losses were recognized as of March 31, 2021 or 2020.

The carrying amount of other intangible assets at March 31, 2021 and December 31, 2020 was as follows:

		March 31, 2021
(In thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$358,413	$(252,583)	$105,830
Trademarks	2 - 15	42,003	(35,770)	6,233
Software packages	3 - 10	299,068	(198,121)	100,947
Non-compete agreement	15	56,539	(39,577)	16,962
Other intangible assets, net		$756,023	$(526,051)	$229,972

		December 31, 2020
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,981	$(246,088)	$97,893
Trademarks	2 - 15	42,036	(35,467)	6,569
Software packages	3 - 10	289,205	(191,662)	97,543
Non-compete agreement	15	56,539	(38,635)	17,904
Other intangible assets, net		$731,761	$(511,852)	$219,909

During the first quarter of 2021, the Company acquired a customer relationship in Puerto Rico amounting to $14.8 million that will be amortized over ten years. Revenue and expenses in connection with this customer relationship are included as part of the Merchant Acquiring segment.

Amortization expense related to other intangibles for the three months ended March 31, 2021 amounted to $14.2 million compared to $13.6 million for the corresponding period in 2020. During the three month period ended March 31, 2021, the Company recorded an impairment charge through cost of revenues amounting to $0.6 million for a software solution that will no longer be used. The impairment charge affected the Company’s Payment Services – Puerto Rico & Caribbean segment.

The estimated amortization expense of the balances outstanding at March 31, 2021 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2021	$41,040
2022	48,467
2023	43,316
2024	32,584
2025	11,299

Note 6 – Debt and Short-Term Borrowings

Total debt at March 31, 2021 and December 31, 2020 follows:

(In thousands)	March 31, 2021	December 31, 2020
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$178,804	$188,788
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	295,559	306,503
Note payable due January 1, 2022(1)	703	1,443
Total debt	$475,066	$496,734

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Applicable margin of 1.75% at March 31, 2021 and December 31, 2020.
(3)Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at March 31, 2021 and December 31, 2020.

Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group, LLC ("EVERTEC Group") (collectively, the “Borrower”) entered into a credit agreement providing for the secured credit facilities, consisting of a $220.0 million term loan A facility that matures on November 27, 2023 (the “2023 Term A Loan"), a $325.0 million term loan B facility that matures on November 27, 2024 (the “2024 Term B Loan”), and a $125.0 million revolving credit facility (the “Revolving Facility”) that matures on November 27, 2023, with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”).

The 2018 Credit Agreement requires mandatory repayment of outstanding principal balances based on a percentage of excess cash flow, provided that no such payment shall be due if the resulting amount of the excess cash flow multiplied by the applicable percentage is less than $10 million. On March 8, 2021 and March 5, 2020, in connection with this mandatory repayment clause, the Company repaid $17.8 million and $17.0 million, respectively, as a result of excess cash flow calculation performed for the years ended December 31, 2020 and 2019, respectively.

The unpaid principal balance at March 31, 2021 of the 2023 Term A Loan and the 2024 Term B Loan was $179.9 million and $298.3 million, respectively. The additional borrowing capacity under our Revolving Facility at March 31, 2021 was $117.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of March 31, 2021 and December 31, 2020, the outstanding principal balance of the notes payable was $0.8 million and $1.5 million, respectively. These notes are included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Interest Rate Swaps

As of March 31, 2021, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of March 31, 2021 and December 31, 2020, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $21.0 million and $25.6 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three months ended March 31, 2021 and 2020, the Company reclassified losses of $1.7 million and $0.2 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $6.9 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Debt Securities Available for Sale

The fair value of debt securities is estimated based on observable inputs, therefore classifying as a Level 2 asset within the fair value hierarchy. The fair value of debt securities at March 31, 2021 was $3.0 million.

Derivatives Instruments

The fair value of the Company's interest rate swap is estimated using Level 2 inputs under the fair value hierarchy. This derivative was in a liability position with a balance of $21.0 million and $25.6 million as of March 31, 2021 and December 31, 2020, respectively.

The following table presents the carrying value, as applicable, and estimated fair value for financial instruments at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Costa Rica government obligations	$2,968	$2,968	$—	$—
Financial liabilities:
Interest rate swap	21,012	21,012	25,578	25,578
2023 Term A Loan	178,804	177,840	188,788	186,678
2024 Term B Loan	295,559	297,163	306,503	308,339

The fair values of the term loans at March 31, 2021 and December 31, 2020 were obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not measured at fair value in balance sheets.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three months ended March 31, 2021:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Total
Balance - December 31, 2020, net of tax	$(24,842)	$(23,412)	$(48,254)
Other comprehensive (loss) income before reclassifications	(2,613)	2,463	(150)
Effective portion reclassified to net income	—	1,726	1,726
Balance - March 31, 2021, net of tax	$(27,455)	$(19,223)	$(46,678)

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the three months ended March 31, 2019, 2020 and 2021, the Compensation Committee of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2019 LTIP, 2020 LTIP and 2021 LTIP, respectively, all under the terms of the Company's 2013 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 22 of each year for the 2019 LTIP, February 27 of each year for the 2020 LTIP, and March 2 of each year for the 2021 LTIP.

For the performance-based awards under the 2019 LTIP, 2020 LTIP, and 2021 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The Adjusted EBITDA measure is based on annual targets and can produce a payout between 0% and 200%. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 22, 2022 for the 2019 LTIP, February 27, 2023 for the 2020 LTIP, and March 2, 2024 for the 2021 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested restricted shares and RSUs activity for the three months ended March 31, 2021:

Nonvested restricted shares and RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2020	1,093,515	$27.88
Granted	659,598	31.10
Vested	(647,491)	20.49
Forfeited	(293)	22.90
Nonvested at March 31, 2021	1,105,329	$34.14

For the three months ended March 31, 2021, the Company recognized $3.4 million of share-based compensation expense, compared with $3.5 million for the corresponding period in 2020.

As of March 31, 2021, the maximum unrecognized cost for restricted stock and RSUs was $29.4 million. The cost is expected to be recognized over a weighted average period of 2.3 years.

Note 10 – Revenues

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into primary geographical markets, nature of the products and services, and timing of transfer of goods and services. The Company's operating segments are determined by the nature of the products and services the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 16, Segment Information.

In the following tables, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

	Three months ended March 31, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$78	$676	$—	$2,498	$3,252
Products and services transferred over time	24,782	22,621	30,867	58,006	136,276
	$24,860	$23,297	$30,867	$60,504	$139,528

	Three months ended March 31, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$5	$431	$—	$297	$733
Products and services transferred over time	20,633	19,809	25,121	55,646	121,209
	$20,638	$20,240	$25,121	$55,943	$121,942

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	March 31, 2021	December 31, 2020
Balance at beginning of period	$2,796	$1,191
Services transferred to customers	1,140	3,934
Transfers to accounts receivable	(1,318)	(2,329)
Balance at end of period	$2,618	$2,796

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at March 31, 2021 amounted to $99.7 million. Contract liability and contract liability - long term at March 31, 2021 amounted to $25.3 million and $31.8 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. Contract liabilities may also arise when consideration is received or due in advance from customers prior to performance. During the three months ended March 31, 2021, the Company recognized revenue of $8.2 million that was included in the contract liability at

December 31, 2020. During the three months ended March 31, 2020, the Company recognized revenue of $5.2 million that was included in the contract liability at December 31, 2019.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at March 31, 2021 is $317.1 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 11 – Current Expected Credit Losses

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
•The Company has two main industry sectors: private and governmental. The private pool is comprised mainly of leading financial institutions, merchants and corporations, while the governmental pool is comprised of government agencies. The governmental customers possess different risk characteristics than private customers because although all invoices are due 30 days after issuance, governmental customers usually pay within 60 to 90 days after issuance (i.e., approximately 30 to 60 more days than private customers).
•The expected credit loss rate is likely to increase as receivables move to older aging buckets. The Company used the following aging categories to estimate the risk of delinquency status: (i) 0 days past due; (ii) 1-30 days past due; (iii) 31-60 days past due; (iv) 61-90 days past due; and (v) over 90 days past due.

The credit losses of the Company’s trade receivables have been low historically and most balances are collected within one year. Therefore, the Company determined that the expected loss rates should be calculated using the historical loss rates adjusted by macroeconomic factors. The historical rates are calculated for each of the aging categories used for pooling trade receivables. To determine the collected portion of each bucket, the collection time of each trade receivable is identified, to estimate the proportion of outstanding balances per aging bucket that ultimately will not be collected. This is used to determine the expectation of losses based on the history of uncollected trade receivables once the specific past due period is surpassed. The historical rates are adjusted to reflect current and forward-looking information on macroeconomic factors affecting the ability of customers to settle the receivables by applying a country risk premium as the forward-looking macroeconomic factor. Specific reserves are established for certain customers for which collection is doubtful.

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables.

(In thousands)	March 31, 2021	December 31, 2020
Balance at beginning of period	$2,401	$3,460
Current period (release) provision for expected credit losses	(27)	832
Write-offs	(74)	(1,894)
Recoveries of amounts previously written-off	—	3
Balance at end of period	$2,300	$2,401

The Company does not have a delinquency threshold for writing-off trade receivables. The Company has a formal process for the review and approval of write-offs.

Impairment losses on trade receivables are presented as net impairment losses within cost of revenue, exclusive of depreciation and amortization in the unaudited condensed consolidated statements of income and comprehensive income. Subsequent recoveries of amounts previously written-off, when applicable are credited against the allowance for expected current credit losses within accounts receivable, net on the unaudited condensed consolidated balance sheets.

Note 12 – Income Tax

The components of income tax expense for the three months ended March 31, 2021 and 2020, respectively, consisted of the following:

	Three months ended March 31,
(In thousands)	2021	2020
Current tax provision	$5,598	$5,598
Deferred tax benefit	(890)	(1,080)
Income tax expense	$4,708	$4,518

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2021 and 2020, and its segregation based on location of operations:

	Three months ended March 31,
(In thousands)	2021	2020
Current tax provision
Puerto Rico	$1,604	$1,679
United States	30	155
Foreign countries	3,964	3,764
Total current tax provision	$5,598	$5,598
Deferred tax benefit
Puerto Rico	$(294)	$(88)
United States	(429)	(25)
Foreign countries	(167)	(967)
Total deferred tax benefit	$(890)	$(1,080)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2021, the Company has $84.3 million of unremitted earnings from foreign subsidiaries, compared to $80.2 million as of December 31, 2020. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of March 31, 2021, the gross deferred tax asset amounted to $21.8 million and the gross deferred tax liability amounted to $17.3 million, compared to $22.0 million and $19.0 million, respectively, as of December 31, 2020. As of March 31, 2021, there is a valuation allowance against the gross deferred tax asset of approximately $1.0 million.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months ended March 31,
(In thousands)	2021	2020
Computed income tax at statutory rates	$15,117	$10,047
Differences in tax rates due to multiple jurisdictions	560	256
Effect of income subject to tax-exemption grant	(10,332)	(6,970)
Unrecognized tax (benefit) expense	(123)	101
Excess tax benefits on share-based compensation	(1,028)	(213)
Other, net	514	1,297
Income tax expense	$4,708	$4,518

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended March 31,
(In thousands, except per share information)	2021	2020
Net income attributable to EVERTEC, Inc.’s common stockholders	$35,503	$22,211
Less: non-forfeitable dividends on restricted stock	—	6
Net income available to EVERTEC, Inc.’s common shareholders	$35,503	$22,205
Weighted average common shares outstanding	72,150,529	72,012,648
Weighted average potential dilutive common shares (1)	798,872	1,280,357
Weighted average common shares outstanding - assuming dilution	72,949,401	73,293,005
Net income per common share - basic	$0.49	$0.31
Net income per common share - diluted	$0.49	$0.30

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 18, 2021, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 26, 2021, to stockholders of record as of the close of business on March 1, 2021.

Note 14 – Commitments and Contingencies

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

Note 15 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
(In thousands)	2021	2020
Total revenues (1)(2)	$60,369	$54,572
Cost of revenues	$1,049	$618
Operating lease cost and other fees	$1,915	$1,981
Interest earned from affiliate
Interest income	$108	$89

(1)Popular revenues as a percentage of total revenues were 44% and 45%, respectively, for each of the periods presented above.
(2)Includes revenues generated from investee accounted for under the equity method of $0.1 million and $0.3 million, respectively, for each of the periods presented above.

As of March 31, 2021 and December 31, 2020, EVERTEC had the following balances arising from transactions with related parties:

(In thousands)	March 31, 2021	December 31, 2020
Cash and restricted cash deposits in affiliated bank	$78,712	$126,189
Other due to/from affiliate
Accounts receivable	$35,324	$28,419
Prepaid expenses and other assets	$4,125	$4,678
Operating lease right-of-use assets	$16,196	$17,099
Accounts payable	$2,427	$4,607
Contract liabilities	$36,802	$35,807
Operating lease liabilities	$16,633	$17,781

Note 16 – Segment Information

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), ATH Movil (person-to-person and person-to-merchant digital transactions) and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended March 31, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$36,264	$25,014	$30,867	$60,611	$(13,228)	$139,528
Operating costs and expenses	20,489	19,846	16,466	36,689	1,039	94,529
Depreciation and amortization	3,942	2,934	654	4,794	6,299	18,623
Non-operating income (expenses)	185	1,108	231	553	(1,247)	830
EBITDA	19,902	9,210	15,286	29,269	(9,215)	64,452
Compensation and benefits (2)	241	809	231	363	1,860	3,504
Transaction, refinancing and other fees (3)	660	—	—	—	273	933
Adjusted EBITDA	$20,803	$10,019	$15,517	$29,632	$(7,082)	$68,889

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.7 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $2.3 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean, and transaction processing and monitoring fees of $1.2 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $3.5 million.
(2)Primarily represents share-based compensation.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A and a software impairment charge.

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

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.0 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $1.6 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean. Corporate and Other was impacted by the intersegment elimination of revenue recognized in the Payment Services - Latin America segment and capitalized in the Payment Services - Puerto Rico & Caribbean segment; excluding this impact, Corporate and Other Adjusted EBITDA would be $5.1 million.
(2)Primarily represents share-based compensation.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended March 31,
(In thousands)	2021	2020
Total EBITDA	$64,452	$51,004
Less:
Income tax expense	4,708	4,518
Interest expense, net	5,517	6,416
Depreciation and amortization	18,623	17,795
Net income	$35,604	$22,275

Note 17 – Subsequent Events

On April 22, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 4, 2021 to stockholders of record as of the close of business on May 3, 2021. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2021 and 2020 and (ii) the financial condition as of March 31, 2021. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

	Three months ended March 31,
In thousands	2021	2020	Variance

Revenues	$139,528	$121,942	$17,586	14%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	59,804	54,067	5,737	11%
Selling, general and administrative expenses	16,102	17,317	(1,215)	(7)%
Depreciation and amortization	18,623	17,795	828	5%
Total operating costs and expenses	94,529	89,179	5,350	6%
Income from operations	$44,999	$32,763	$12,236	37%

Revenues

Total revenues for the three months ended March 31, 2021 increased by $17.6 million or 14% to $139.5 million when compared to the same period in the prior year, as revenue in the prior year period was impacted by the beginning of the pandemic. Revenue increased across all of the Company's segments, reflecting sales volume growth with a high average ticket, as well as continued growth in the Company's digital solutions, such as ATH Movil, in Puerto Rico, coupled with the impact of revenues generated from new client contracts in Latin America, as well as, hardware and software sales in the quarter amounting to $1 million.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 amounted to $59.8 million, an increase of $5.7 million or 11% when compared to the same period in the prior year. The increase during the three months is primarily driven by an increase in salaries and benefits, mainly due to increased headcount, coupled with an increase in cloud services. Additionally, cost of sales increased primarily due to hardware and software sales completed in the quarter.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2021 decreased by $1.2 million or 7% when compared to the same period in the prior year. The decrease is almost entirely related to a decrease in professional services, as prior year includes expenses incurred for corporate transactions.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2021 amounted to $18.6 million, an increase of $0.8 million or 5% when compared to the same period in the prior year. Increased expense during the three months is driven by an increase in software amortization driven by key projects that went into production in the prior year as well as increased capital expenditures.

Non-Operating Expenses

	Three months ended March 31,
In thousands	2021	2020	Variance

Interest income	$389	$363	$26	7%
Interest expense	(5,906)	(6,779)	873	13%
Earnings of equity method investment	502	338	164	49%
Other income	328	108	220	204%
Total non-operating expenses	$(4,687)	$(5,970)	$1,283	21%

Non-operating expenses for the three months ended March 31, 2021 decreased by $1.3 million to $4.7 million when compared to the same period in the prior year. The decrease is mainly related to a $0.9 million decrease in interest expense, resulting from a reduction in interest rates and a lower outstanding balance in connection with debt repayments made during the prior year, coupled with a $0.2 million increase in other income driven by the favorable impact of foreign currency exchange.

Income Tax Expense

	Three months ended March 31,
In thousands	2021	2020	Variance
Income tax expense	$4,708	$4,518	$190	4%

Income tax expense for the three months ended March 31, 2021 amounted to $4.7 million, an increase of $0.2 million when compared to the same period in the prior year. The effective tax rate for the period was 11.7%, compared with 16.9% in the 2020 period. The decrease in the effective tax rate primarily reflects the impact of COVID-19 on the mix of business in the prior year and the impact of additional net discrete tax items recorded in the current year quarter.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), ATH Movil (person-to-person and person-to-merchant digital transactions) and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

Comparison of the three months ended March 31, 2021 and 2020

Payment Services - Puerto Rico & Caribbean

	Three months ended March 31,
In thousands	2021	2020
Revenues	$36,264	$29,887
Adjusted EBITDA	20,803	16,074
Adjusted EBITDA Margin	57.4%	53.8%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended March 31, 2021 increased by $6.4 million to $36.3 million when compared to the same period in the prior year, which was impacted by a decline in transaction volumes due to the impact of COVID-19. The increase in revenues was primarily driven by an incremental $2.5 million in revenue recognized from ATH Movil and ATH Movil Business as consumer preference continues to shift to digital payment products, as well as an increase in transaction processing and monitoring revenue recognized for services provided from the Payment Services - Puerto Rico & Caribbean segment to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $4.7 million to $20.8 million driven by the increase in revenues, as well as a decrease in cost of sales, partially offset by higher operating expenses driven by higher equipment expenses.

Payment Services - Latin America

	Three months ended March 31,
In thousands	2021	2020
Revenues	$25,014	$21,640
Adjusted EBITDA	10,019	8,242
Adjusted EBITDA Margin	40.1%	38.1%

Payment Services - Latin America segment revenues for the three months ended March 31, 2021 increased by $3.4 million to $25.0 million driven mainly by revenues generated by new client contracts, increased revenue for services related to card products and increased volume from PlacetoPay, partially offset by a decrease in ATM volumes coupled with client attrition. Adjusted EBITDA increased by $1.8 million when compared to the same period in the prior year primarily due to the increase in revenues, partially offset by an increase in fees for transaction processing and monitoring services from the Payment Services - Puerto Rico & Caribbean segment to the Payment Services - Latin America Segment.

Merchant Acquiring

	Three months ended March 31,
In thousands	2021	2020
Revenues	$30,867	$25,121
Adjusted EBITDA	15,517	11,284
Adjusted EBITDA Margin	50.3%	44.9%

Merchant Acquiring segment revenues for the three months ended March 31, 2021 increased by $5.7 million to $30.9 million as the prior year quarter was impacted by lower sales volume and a decline in spread as a result of the beginning of the COVID-19 pandemic. The current year quarter reflected an increase in sales volume and an increase in spread partially due to the higher average ticket which continues to benefit from federal stimulus packages. Additionally, the current year quarter benefited slightly from the expanded relationship with FirstBank of Puerto Rico in connection with the acquisition of the customer relationship in the current year quarter. Adjusted EBITDA increased by $4.2 million driven by the increase in revenues, partially offset by an increase in operating expenses driven by the increased transaction volume.

Business Solutions

	Three months ended March 31,
In thousands	2021	2020
Revenues	$60,611	$55,943
Adjusted EBITDA	29,632	27,445
Adjusted EBITDA Margin	48.9%	49.1%

Business Solutions segment revenues for the three months ended March 31, 2021 increased by $4.7 million to $60.6 million as a result of an increase in IT consulting services revenue coupled with revenue recognized in the quarter for hardware and software sales. In addition, the current year quarter benefited from the shift to digital as mobile banking usage increases, resulting in an increase in core banking revenue. Adjusted EBITDA increased by $2.2 million to $29.6 million as a result of the increase in revenue, partially offset by an increase in costs of sales directly related to the hardware and software sales.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, and acquisitions. We also have a $125.0 million Revolving Facility, of which $117.0 million was available for borrowing as of March 31, 2021. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of March 31, 2021, we had cash and cash equivalents of $156.4 million, of which $80.0 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Three months ended March 31,
(In thousands)	2021	2020

Cash provided by operating activities	$34,746	$33,925
Cash used in investing activities	(34,413)	(9,412)
Cash used in financing activities	(48,716)	(31,358)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	2,700	828
Increase in cash, cash equivalents and restricted cash	$(45,683)	$(6,017)

Net cash provided by operating activities for the three months ended March 31, 2021 was $34.7 million compared to $33.9 million for the same period in the prior year. The $0.8 million increase in cash provided by operating activities is primarily driven by the increase in net income, partially offset by a decrease in collections for accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2021 was $34.4 million compared to $9.4 million for the same period in the prior year. The $25.0 million increase is primarily attributable to the acquisition of a $14.8 million customer relationship, an increase in additions to software of $5.9 million and the purchase of $3.0 million in available-for-sale debt securities during the quarter.

Net cash used in financing activities for the three months ended March 31, 2021 was $48.7 million compared to $31.4 million for the same period in the prior year. The $17.4 million increase was mainly attributed to an increase in cash used to repurchase common stock of $7.0 million, $6.0 million increase in withholding taxes paid on share-based compensation and cash dividends paid during the quarter amounting to $3.6 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $16.7 million and $9.4 million, respectively, during the three months ended March 31, 2021 and 2020. In addition, during the three month period ended March 31, 2021, the Company acquired a $14.8 million customer relationship as well as $3.0 million in available-for-sale debt securities. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 18, 2021, the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 26, 2021, to stockholders of record as of the close of business on March 1, 2021.

On April 22, 2021, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 4, 2021 to stockholders of record as of the close of business on

May 3, 2021. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

The 2018 Credit Agreement require mandatory repayment of outstanding principal balances based on a percentage of excess cash flows provided that no such payment shall be due if the resulting amount of the excess cash flows multiplied by the applicable percentage is less than $10 million. On March 8, 2021 and March 5, 2020, in connection with this mandatory repayment clause, the Company repaid $17.8 million and $17.0 million, respectively, as a result of excess cash flows for the years ended December 31, 2020 and 2019.

The unpaid principal balance at March 31, 2021 of the 2023 Term A Loan and the 2024 Term B Loan was $179.9 million and $298.3 million, respectively. The additional borrowing capacity under our Revolving Facility at March 31, 2021 was $117.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of March 31, 2021 and December 31, 2020, the outstanding principal balance of the notes payable was $0.8 million and $1.5 million, respectively. These notes are included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Interest Rate Swaps

As of March 31, 2021, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of March 31, 2021 and December 31, 2020, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $21.0 million and $25.6 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 7 for disclosure of losses recorded on cash flow hedging activities.

During the three months ended March 31, 2021 and 2020, the Company reclassified losses of $1.7 million and gains of $0.2 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $6.9 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Covenant Compliance

As of March 31, 2021, our secured leverage ratio was 1.68 to 1.00, as determined in accordance with the 2018 Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our 2018 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended March 31,		Twelve months ended
(In thousands, except per share information)	2021	2020	March 31, 2021
Net income	$35,604	$22,275	$118,180
Income tax expense	4,708	4,518	19,192
Interest expense, net	5,517	6,416	22,673
Depreciation and amortization	18,623	17,795	72,346
EBITDA	64,452	51,004	232,391
Equity income (1)	(502)	(338)	(1,300)
Compensation and benefits (2)	3,504	3,500	14,387
Transaction, refinancing and other fees (3)	1,435	2,124	7,588
Adjusted EBITDA	68,889	56,290	253,066
Operating depreciation and amortization (4)	(10,882)	(9,477)	(40,489)
Cash interest expense, net (5)	(5,076)	(6,010)	(21,351)
Income tax expense (6)	(7,756)	(7,178)	(27,770)
Non-controlling interest (7)	(143)	(92)	(597)
Adjusted net income	$45,032	$33,533	$162,859
Net income per common share (GAAP):
Diluted	$0.49	$0.30
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.62	$0.46
Shares used in computing adjusted earnings per common share:
Diluted	72,949,401	73,293,005

1)Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO").
2)Primarily represents share-based compensation.
3)Represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, recorded as part of selling, general and administrative expenses and a software impairment charge.
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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. With the exception of the letters of credit issued against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility, as of March 31, 2021, the Company did not have any off-balance sheet items.

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

Interest Rate Risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B Loan is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of March 31, 2021, under the secured credit facilities, would increase our annual interest expense by approximately $2.8 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of March 31, 2021, the Company has an interest rate swap agreement, entered into December 2018, which converts a portion of our outstanding variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major US based financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 6 of the Unaudited Condensed Consolidated Financial Statements for additional information related to the secured credit facilities.

Foreign Exchange Risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. As of March 31, 2021, the Company had $27.5 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $24.8 million at December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three months period ended March 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
1/1/2021-1/31/2021	8,700	35.777	8,700
2/1/2021-2/28/2021	26,820	36.519	26,820
3/1/2021-3/31/2021	347,454	37.349	347,454
	382,974	37.255	382,974	85,732,181

(1) On December 17, 2020, the Company announced that its Board approved an increase and extension to the current stock repurchase program, authorizing the purchase of up to $100 million of the Company’s common stock and extended the expiration to December 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated March 2, 2021, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Joaquín A. Castrillo, Rodrigo Del Castillo, Paola Pérez, Carlos J. Ramírez, Luis A. Rodríguez, Guillermo Rospigliosi, Philip E. Steurer, and Miguel Vizcarrondo.

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

EVERTEC, Inc. (Registrant)

Date: April 30, 2021	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: April 30, 2021	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)