Form 10-Q
period 2021-06-30
EVERTEC, Inc.
filed 2021-08-04
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021 or

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
At July 27, 2021, there were 71,969,856 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various important factors. Among the important factors that significantly impact our business and could impact our business in the future are:

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

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth under “Item 1A. Risk Factors,” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021, as updated in our subsequent filings with the SEC, and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and, except as required by applicable law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Where You Can Find More Information

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also provide copies of our SEC filings free of charge upon request and make electronic copies of our reports available for download, free of charge, through our website at www.evertecinc.com as soon as reasonably practicable after filing such material with the SEC. Information contained on our website is not part of this Report.

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except for share information)

	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$199,891	$202,649
Restricted cash	19,411	18,456
Accounts receivable, net	93,878	95,727
Prepaid expenses and other assets	42,360	42,214
Total current assets	355,540	359,046
Debt securities available-for-sale, at fair value	3,059	—
Investment in equity investee	13,398	12,835
Property and equipment, net	41,240	43,538
Operating lease right-of-use asset	24,326	27,538
Goodwill	396,603	397,670
Other intangible assets, net	224,685	219,909
Deferred tax asset	5,577	5,730
Net investment in leases	207	301
Other long-term assets	6,149	6,012
Total assets	$1,070,784	$1,072,579
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$59,749	$58,033
Accounts payable	27,818	43,348
Contract liability	23,769	24,958
Income tax payable	3,125	6,573
Current portion of long-term debt	16,999	14,250
Operating lease payable	5,445	5,830
Total current liabilities	136,905	152,992
Long-term debt	454,085	481,041
Deferred tax liability	2,018	2,748
Contract liability - long term	30,693	31,336
Operating lease liability - long-term	19,581	22,402
Derivative liability	19,768	25,578
Other long-term liabilities	9,690	14,053
Total liabilities	672,740	730,150
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,969,856 shares issued and outstanding as of June 30, 2021 (December 31, 2020 - 72,137,678)	719	721
Additional paid-in capital	—	5,340
Accumulated earnings	436,817	379,934
Accumulated other comprehensive loss, net of tax	(43,769)	(48,254)
Total EVERTEC, Inc. stockholders’ equity	393,767	337,741
Non-controlling interest	4,277	4,688
Total equity	398,044	342,429
Total liabilities and equity	$1,070,784	$1,072,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenues (affiliates Note 15)	$149,148	$117,937	$288,676	$239,879

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	59,381	56,979	119,185	111,046
Selling, general and administrative expenses	16,752	17,529	32,854	34,846
Depreciation and amortization	18,723	17,839	37,346	35,634
Total operating costs and expenses	94,856	92,347	189,385	181,526
Income from operations	54,292	25,590	99,291	58,353
Non-operating income (expenses)
Interest income	450	373	839	736
Interest expense	(5,658)	(6,183)	(11,564)	(12,962)
Earnings of equity method investment	394	193	896	531
Other income, net	2,245	172	2,573	280
Total non-operating expenses	(2,569)	(5,445)	(7,256)	(11,415)
Income before income taxes	51,723	20,145	92,035	46,938
Income tax expense	2,632	4,520	7,340	9,038
Net income	49,091	15,625	84,695	37,900
Less: Net (loss) income attributable to non-controlling interest	(106)	141	(5)	205
Net income attributable to EVERTEC, Inc.’s common stockholders	49,197	15,484	84,700	37,695
Other comprehensive income (loss), net of tax of $11, $(2), $435 and $(1,087)
Foreign currency translation adjustments	1,732	1,067	(881)	(7,238)
Gain (loss) on cash flow hedges	1,088	(678)	5,277	(12,537)
Unrealized gain on change in fair value of debt securities available-for-sale	89	—	89	—
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$52,106	$15,873	$89,185	$17,920
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.68	$0.22	$1.17	$0.52
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.68	$0.21	$1.16	$0.52

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	72,137,678	$721	$5,340	$379,934	$(48,254)	$4,688	$342,429
Share-based compensation recognized	—	—	3,380	—	—	—	3,380
Repurchase of common stock	(382,974)	(4)	(1,290)	(12,974)	—	—	(14,268)
Restricted stock units delivered	411,739	4	(7,430)	(1,302)	—	—	(8,728)
Net income	—	—	—	35,503	—	101	35,604
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,605)	—	—	(3,605)
Other comprehensive income (loss)	—	—	—	—	1,576	(381)	1,195
Balance at March 31, 2021	72,166,443	$721	$—	$397,556	$(46,678)	$4,408	$356,007
Share-based compensation recognized	—	—	3,855	—	—	—	3,855
Repurchase of common stock	(231,314)	(2)	(3,790)	(6,328)	—	—	(10,120)
Restricted stock units delivered	34,727	—	(65)	—	—	—	(65)
Net income	—	—	—	49,197	—	(106)	49,091
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,608)	—	—	(3,608)
Other comprehensive income (loss)	—	—	—	—	2,909	(25)	2,884
Balance at June 30, 2021	71,969,856	$719	$—	$436,817	$(43,769)	$4,277	$398,044

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	72,000,261	$720	$—	$296,476	$(30,009)	$4,436	$271,623
Share-based compensation recognized	—	—	3,483	—	—	—	3,483
Repurchase of common stock	(336,022)	(3)	(775)	(6,522)	—	—	(7,300)
Restricted stock units delivered	201,066	2	(2,708)	—	—	—	(2,706)
Net income	—	—	—	22,211	—	64	22,275
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,600)	—	—	(3,600)
Other comprehensive loss	—	—	—	—	(20,164)	(853)	(21,017)
Cumulative adjustment from the implementation of Current Expected Credit Loss model	—	—	—	(74)	—	—	(74)
Balance at March 31, 2020	71,865,305	$719	$—	$308,491	$(50,173)	$3,647	$262,684
Share-based compensation recognized	—	—	3,639	—	—	—	3,639
Restricted stock units delivered	(2,445)	—	(71)	—	—	—	(71)
Net income	—	—	—	15,484	—	141	15,625
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,593)	—	—	(3,593)
Other comprehensive loss	—	—	—	—	389	295	684
Balance at June 30, 2020	71,862,860	$719	$3,568	$320,382	$(49,784)	$4,083	$278,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$84,695	$37,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,346	35,634
Amortization of debt issue costs and accretion of discount	991	1,074
Operating lease amortization	2,938	2,890
Provision for expected credit losses and sundry losses	85	922
Deferred tax benefit	(947)	(1,214)
Share-based compensation	7,235	7,122
Gain from sale of assets	(778)	—
Loss on disposition of property and equipment and impairment of intangible	1,106	193
Earnings of equity method investment	(896)	(531)
Dividend received from equity method investment	1,183	—
Decrease (increase) in assets:
Accounts receivable, net	(48)	14,387
Prepaid expenses and other assets	1,407	(4,102)
Other long-term assets	(14)	1,141
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(10,899)	(13,653)
Income tax payable	(3,398)	4,988
Contract liability	(1,664)	2,817
Operating lease liabilities	(3,438)	(3,281)
Other long-term liabilities	(2,875)	965
Total adjustments	27,334	49,352
Net cash provided by operating activities	112,029	87,252
Cash flows from investing activities
Additions to software	(21,317)	(11,833)
Acquisition of customer relationship	(14,750)	—
Property and equipment acquired	(8,803)	(6,614)
Proceeds from sales of property and equipment	802	—
Acquisition of available-for-sale debt securities	(2,968)	—
Net cash used in investing activities	(47,036)	(18,447)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(8,793)	(2,777)
Net borrowings under Revolving Facility	—	15,000
Repayment of short-term borrowings for purchase of equipment and software	(1,556)	(1,553)
Dividends paid	(7,213)	(7,193)
Repurchase of common stock	(24,388)	(7,300)
Repayment of long-term debt	(24,919)	(24,123)
Net cash used in financing activities	(66,869)	(27,946)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	73	(2,890)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,803)	37,969
Cash, cash equivalents and restricted cash at beginning of the period	221,105	131,121
Cash, cash equivalents and restricted cash at end of the period	$219,302	$169,090
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$199,891	$146,920
Restricted cash	19,411	22,170
Cash, cash equivalents and restricted cash	$219,302	$169,090
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,940	$12,352
Cash paid for income taxes	7,835	4,579
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	$721	$1,484
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

Note 3 – Debt Securities

Accounting policy

Debt securities available-for-sale are accounted for under the provisions of ASC 320 Investments – Debt and Equity Securities, which requires that debt securities available-for-sale ("AFS") be carried at fair value on the Company’s unaudited condensed consolidated balance sheets with unrealized gains (losses) recorded through other comprehensive income (“OCI”). Debt securities in an unrealized loss position which the Company intends to sell or for which it is more likely than not that the Company will be required to sell before recovery of the amortized cost basis, are written down to fair value through income.

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

The amortized cost, gross unrealized gains and losses recorded in OCI, and estimated fair value as of June 30, 2021 were as follows:

	June 30, 2021
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,970	89	—	$3,059

No debt securities were sold during the quarter ended June 30, 2021. A provision for credit losses was not required for the period presented above. Refer to Note 7 for disclosure requirements related to the fair value hierarchy.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(In thousands)	Useful life in years	June 30, 2021	December 31, 2020
Buildings	30	$1,412	$1,437
Data processing equipment	3 - 5	128,355	124,897
Furniture and equipment	3 - 20	7,131	6,691
Leasehold improvements	5 -10	3,116	3,098
		140,014	136,123
Less - accumulated depreciation and amortization		(100,006)	(93,826)
Depreciable assets, net		40,008	42,297
Land		1,232	1,241
Property and equipment, net		$41,240	$43,538

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2021 amounted to $4.4 million and $8.8 million, respectively, compared to $4.3 million and $8.5 million for the corresponding periods in 2020.

During the six months ended June 30, 2021, the Company recorded a loss on the disposition of damaged POS devices amounting to $0.5 million through cost of revenues.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 16):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2020	$160,972	$52,754	$138,121	$45,823	$397,670
Foreign currency translation adjustments	—	(1,067)	—	—	(1,067)
Balance at June 30, 2021	$160,972	$51,687	$138,121	$45,823	$396,603

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss is recorded for the excess of the carrying value over the fair value, limited to the recorded balance of goodwill. No impairment losses were recognized for the periods ended June 30, 2021 or 2020.

The carrying amount of other intangible assets at June 30, 2021 and December 31, 2020 was as follows:

		June 30, 2021
(In thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$358,524	$(259,325)	$99,199
Trademarks	2 - 15	41,995	(36,085)	5,910
Software packages	3 - 10	307,975	(204,419)	103,556
Non-compete agreement	15	56,539	(40,519)	16,020
Other intangible assets, net		$765,033	$(540,348)	$224,685

		December 31, 2020
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,981	$(246,088)	$97,893
Trademarks	2 - 15	42,036	(35,467)	6,569
Software packages	3 - 10	289,205	(191,662)	97,543
Non-compete agreement	15	56,539	(38,635)	17,904
Other intangible assets, net		$731,761	$(511,852)	$219,909

During the first quarter of 2021, the Company acquired a customer relationship in Puerto Rico amounting to $14.8 million that will be amortized over ten years. Revenue and expenses in connection with this customer relationship are included as part of the Merchant Acquiring segment.

Amortization expense related to other intangibles for the three and six months ended June 30, 2021 amounted to $14.3 million and $28.5 million, respectively, compared to $13.5 million and $27.1 million for the corresponding periods in 2020. During the six months period ended June 30, 2021, the Company recorded an impairment charge through cost of revenues amounting to $0.6 million for a software solution that will no longer be used. The impairment charge affected the Company’s Payment Services – Puerto Rico & Caribbean segment.

The estimated amortization expense of the balances outstanding at June 30, 2021 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2021	$27,557
2022	49,099
2023	43,845
2024	32,817
2025	11,359

Note 6 – Debt and Short-Term Borrowings

Total debt at June 30, 2021 and December 31, 2020 follows:

(In thousands)	June 30, 2021	December 31, 2020
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$176,161	$188,788
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	294,923	306,503
Note payable due January 1, 2022(1)	721	1,443
Total debt	$471,805	$496,734

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Applicable margin of 1.75% at June 30, 2021 and December 31, 2020.
(3)Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at June 30, 2021 and December 31, 2020.

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

The unpaid principal balance at June 30, 2021 of the 2023 Term A Loan and the 2024 Term B Loan was $177.1 million and $297.5 million, respectively. The additional borrowing capacity under our Revolving Facility at June 30, 2021 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of June 30, 2021 and December 31, 2020, the outstanding principal balance of the notes payable was $0.8 million and $1.5 million, respectively. These notes are included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Interest Rate Swaps

As of June 30, 2021, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of June 30, 2021 and December 31, 2020, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $19.8 million and $25.6 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and six months ended June 30, 2021, the Company reclassified losses of $1.8 million and $3.5 million, respectively, from accumulated other comprehensive loss into interest expense compared to $1.4 million and $1.6 million for the corresponding period in 2020. Based on current LIBOR rates, the Company expects to reclassify losses of $7.0 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Debt Securities Available for Sale

The fair value of debt securities is estimated based on observable inputs, therefore classifying as a Level 2 asset within the fair value hierarchy. The fair value of debt securities at June 30, 2021 was $3.1 million.

Derivatives Instruments

The fair value of the Company's interest rate swap is estimated using Level 2 inputs under the fair value hierarchy. This derivative was in a liability position with a balance of $19.8 million and $25.6 million as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the carrying value, as applicable, and estimated fair value for financial instruments at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Costa Rica government obligations	$3,059	$3,059	$—	$—
Financial liabilities:
Interest rate swap	19,768	19,768	25,578	25,578
2023 Term A Loan	176,161	175,121	188,788	186,678
2024 Term B Loan	294,923	296,942	306,503	308,339

The fair values of the term loans at June 30, 2021 and December 31, 2020 were obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not measured at fair value in balance sheets.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the six months ended June 30, 2021:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains on Debt Securities AFS	Total
Balance - December 31, 2020, net of tax	$(24,842)	$(23,412)	—	$(48,254)
Other comprehensive (loss) income before reclassifications	(881)	1,790	89	998
Effective portion reclassified to net income	—	3,487	—	3,487
Balance - June 30, 2021, net of tax	$(25,723)	$(18,135)	$89	$(43,769)

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

In the first quarter of 2019, 2020 and 2021, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2019 LTIP, 2020 LTIP and 2021 LTIP, respectively, all under the terms of the Company's 2013 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

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

The following table summarizes nonvested RSUs activity for the six months ended June 30, 2021:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2020	1,093,515	$27.88
Granted	705,970	31.93
Vested	(683,706)	20.95
Forfeited	(5,051)	30.75
Nonvested at June 30, 2021	1,110,728	$34.71

For the three and six months ended June 30, 2021, the Company recognized $3.9 million and $7.2 million of share-based compensation expense, compared with $3.6 million and $7.1 million for the corresponding period in 2020.

As of June 30, 2021, the maximum unrecognized cost for RSUs was $27.5 million. The cost is expected to be recognized over a weighted average period of 2.1 years.

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

	Three months ended June 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$11	$508	$—	$1,104	$1,623
Products and services transferred over time	26,148	23,491	38,335	59,551	147,525
	$26,159	$23,999	$38,335	$60,655	$149,148

	Three months ended June 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$32	$206	$—	$2,765	$3,003
Products and services transferred over time	19,553	17,887	24,765	52,729	114,934
	$19,585	$18,093	$24,765	$55,494	$117,937

	Six months ended June 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$89	$1,184	$—	$3,602	$4,875
Products and services transferred over time	50,930	46,112	69,202	117,557	283,801
	$51,019	$47,296	$69,202	$121,159	$288,676

	Six months ended June 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$37	$637	$—	$3,062	$3,736
Products and services transferred over time	40,186	37,696	49,886	108,375	236,143
	$40,223	$38,333	$49,886	$111,437	$239,879

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	June 30, 2021	December 31, 2020
Balance at beginning of period	$2,796	$1,191
Services transferred to customers	2,753	3,934
Transfers to accounts receivable	(2,822)	(2,329)
Balance at end of period	$2,727	$2,796

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at June 30, 2021 amounted to $93.9 million. Contract liability and contract liability - long term at June 30, 2021 amounted to $23.8 million and $30.7 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. Contract liabilities may also arise when consideration is received or due in advance from customers prior to performance. During the three and six months ended June 30, 2021, the Company recognized revenue of $7.1 million and $15.4 million, respectively that was included in the contract liability at December 31, 2020. During the three and six months ended June 30, 2020, the Company recognized revenue of $4.0 million and $9.2 million, respectively that was included in the contract liability at December 31, 2019.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2021 is $296.4 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables.

(In thousands)	June 30, 2021	December 31, 2020
Balance at beginning of period	$2,401	$3,460
Current period (release) provision for expected credit losses	(26)	832
Write-offs	(112)	(1,894)
Recoveries of amounts previously written-off	—	3
Balance at end of period	$2,263	$2,401

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

Note 12 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2021 and 2020, respectively, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Current tax provision	$2,689	$4,654	$8,287	$10,252
Deferred tax benefit	(57)	(134)	(947)	(1,214)
Income tax expense	$2,632	$4,520	$7,340	$9,038

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2021 and 2020, and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Current tax (benefit) provision
Puerto Rico	$(569)	$1,528	$1,035	$3,207
United States	45	139	75	294
Foreign countries	3,213	2,987	7,177	6,751
Total current tax provision	$2,689	$4,654	$8,287	$10,252
Deferred tax (benefit) provision
Puerto Rico	$(226)	$(458)	$(520)	$(546)
United States	242	1,126	(187)	1,101
Foreign countries	(73)	(802)	(240)	(1,769)
Total deferred tax benefit	$(57)	$(134)	$(947)	$(1,214)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2021, the Company has $89.1 million of unremitted earnings from foreign subsidiaries, compared to $80.2 million as of December 31, 2020. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of June 30, 2021, the gross deferred tax asset amounted to $21.1 million and the gross deferred tax liability amounted to $16.4 million, compared to $22.0 million and $19.0 million, respectively, as of December 31, 2020. As of June 30, 2021, there is a valuation allowance against the gross deferred tax asset of approximately $1.1 million.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Six months ended June 30,
(In thousands)	2021	2020
Computed income tax at statutory rates	$34,513	$17,602
Differences in tax rates due to multiple jurisdictions	960	1,149
Effect of income subject to tax-exemption grant	(23,863)	(12,050)
Unrecognized tax (benefit) expense	(3,580)	193
Excess tax benefits on share-based compensation	(976)	—
Other, net	286	2,144
Income tax expense	$7,340	$9,038

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2021	2020	2021	2020
Net income available to EVERTEC, Inc.’s common shareholders	$49,197	$15,484	$84,700	$37,695
Weighted average common shares outstanding	72,127,847	71,864,499	72,139,125	71,938,574
Weighted average potential dilutive common shares (1)	703,519	909,866	577,825	1,080,645
Weighted average common shares outstanding - assuming dilution	72,831,366	72,774,365	72,716,950	73,019,219
Net income per common share - basic	$0.68	$0.22	$1.17	$0.52
Net income per common share - diluted	$0.68	$0.21	$1.16	$0.52

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 18, 2021 and April 22, 2021, respectively the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 26, 2021 and June 4, 2021, respectively to stockholders of record as of the close of business on March 1, 2021 and May 3, 2021, respectively.

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

Note 15 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Total revenues (1)(2)	$61,884	$53,788	$122,253	$108,360
Cost of revenues	$569	$1,782	$1,618	$2,400
Operating lease cost and other fees	$1,609	$2,060	$3,524	$4,041
Interest earned from affiliate
Interest income	$130	$108	$238	$197

(1)Popular revenues as a percentage of total revenues were 42%, 45%, 42% and 45%, respectively, for each of the periods presented above.
(2)Includes revenues generated from investee accounted for under the equity method of $0.1 million, $0.1 million, $0.1 million and $0.4 million, respectively, for each of the periods presented above.

As of June 30, 2021 and December 31, 2020, EVERTEC had the following balances arising from transactions with related parties:

(In thousands)	June 30, 2021	December 31, 2020
Cash and restricted cash deposits in affiliated bank	$113,023	$126,189
Other due to/from affiliate
Accounts receivable	$28,518	$28,419
Prepaid expenses and other assets	$4,197	$4,678
Operating lease right-of-use assets	$15,282	$17,099
Accounts payable	$3,063	$4,607
Contract liabilities	$35,654	$35,807
Operating lease liabilities	$15,750	$17,781

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended June 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$38,589	$25,835	$38,335	$60,693	$(14,304)	$149,148
Operating costs and expenses	19,361	20,965	19,374	36,175	(1,019)	94,856
Depreciation and amortization	3,882	2,952	967	4,600	6,322	18,723
Non-operating income (expenses)	230	2,396	323	1,390	(1,700)	2,639
EBITDA	23,340	10,218	20,251	30,508	(8,663)	75,654
Compensation and benefits (2)	280	757	295	760	2,191	4,283
Transaction, refinancing and other fees (3)	—	—	—	(647)	971	324
Adjusted EBITDA	$23,620	$10,975	$20,546	$30,621	$(5,501)	$80,261

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $10.7 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $1.9 million from Payment Services - Latin America to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $1.7 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A, net of dividends received, a software impairment charge and a gain from sale of assets.

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
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

	Six months ended June 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$74,853	$50,849	$69,202	$121,304	$(27,532)	$288,676
Operating costs and expenses	39,850	40,811	35,840	72,864	20	189,385
Depreciation and amortization	7,824	5,886	1,621	9,394	12,621	37,346
Non-operating income (expenses)	415	3,504	554	1,943	(2,947)	3,469
EBITDA	43,242	19,428	35,537	59,777	(17,878)	140,106
Compensation and benefits (2)	521	1,566	526	1,123	4,051	7,787
Transaction, refinancing and other fees (3)	660	—	—	(647)	1,244	1,257
Adjusted EBITDA	$44,423	$20,994	$36,063	$60,253	$(12,583)	$149,150

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $20.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $4.2 million from Payment Services - Latin America to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $2.9 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of dividends received, a software impairment charge and a gain from sale of assets.

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
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2021	2020	2021	2020
Total EBITDA	$75,654	$43,794	$140,106	$94,798
Less:
Income tax expense	2,632	4,520	7,340	9,038
Interest expense, net	5,208	5,810	10,725	12,226
Depreciation and amortization	18,723	17,839	37,346	35,634
Net income	$49,091	$15,625	$84,695	$37,900

Note 17 – Subsequent Events

On July 22, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 3, 2021 to stockholders of record as of the close of business on August 2, 2021. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and six months ended months ended June 30, 2021 and 2020 and (ii) the financial condition as of June 30, 2021. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

	Three months ended June 30,
In thousands	2021	2020	Variance

Revenues	$149,148	$117,937	$31,211	26%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	59,381	56,979	2,402	4%
Selling, general and administrative expenses	16,752	17,529	(777)	(4)%
Depreciation and amortization	18,723	17,839	884	5%
Total operating costs and expenses	94,856	92,347	2,509	3%
Income from operations	$54,292	$25,590	$28,702	112%

Revenues

Total revenues for the three months ended June 30, 2021 increased by $31.2 million or 26% to $149.1 million when compared to the prior year quarter, primarily driven by transactional revenue growth in Puerto Rico positively impacted by incremental federal stimulus and increased consumer demand, coupled with increased revenue from the Company's digital solutions, mainly ATH Movil and ATH Movil Business. Latin America reflected double-digit growth driven mainly by recent new business implementations, such as Santander in Chile, Banco Popular de Costa Rica and Mercado Libre in Mexico, in addition to increased revenue from the expansion of Place to Pay. Prior year revenue was negatively impacted by COVID-19 related stay-at-home orders across all the regions in which the Company operates.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2021 amounted to $59.4 million, an increase of $2.4 million or 4% when compared to the same period in the prior year. The increase during the three months is driven by an increase in salaries and benefits.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2021 decreased by $0.8 million or 4% when compared to the same period in the prior year. The decrease is almost entirely related to a decrease in professional services, as prior year includes expenses incurred for corporate transactions, partially offset by an increase in salaries and benefits.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2021 amounted to $18.7 million, an increase of $0.9 million or 5% when compared to the same period in the prior year. Increased expense during the three months is driven by an increase in software amortization driven by key projects that have gone into production as well as increased capital expenditures.

Non-Operating Expenses

	Three months ended June 30,
In thousands	2021	2020	Variance

Interest income	$450	$373	$77	21%
Interest expense	(5,658)	(6,183)	525	8%
Earnings of equity method investment	394	193	201	104%
Other income	2,245	172	2,073	1,205%
Total non-operating expenses	$(2,569)	$(5,445)	$2,876	53%

Non-operating expenses for the three months ended June 30, 2021 decreased by $2.9 million to $2.6 million when compared to the same period in the prior year. The decrease is mainly related to a $2.1 million increase in other income driven by the favorable impact of foreign currency exchange on remeasurement, a gain on sale of assets and a with a $0.5 million decrease in interest expense, resulting from a reduction in interest rates and a lower outstanding balance as a result of debt repayments made during the prior year and in the first quarter.

Income Tax Expense

	Three months ended June 30,
In thousands	2021	2020	Variance
Income tax expense	$2,632	$4,520	$(1,888)	(42)%

Income tax expense for the three months ended June 30, 2021 amounted to $2.6 million, a decrease of $1.9 million when compared to the same period in the prior year. The effective tax rate for the period was 5.1%, compared with 22.4% in the 2020 period. The decrease in the effective tax rate primarily reflects the impact of the reversal of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation in the current year quarter, while the prior year quarter was impacted by the revenue mix towards higher taxed businesses.

Comparison of the six months ended June 30, 2021 and 2020

	Six months ended June 30,
In thousands	2021	2020	Variance

Revenues	$288,676	$239,879	$48,797	20%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	119,185	111,046	8,139	7%
Selling, general and administrative expenses	32,854	34,846	(1,992)	(6)%
Depreciation and amortization	37,346	35,634	1,712	5%
Total operating costs and expenses	189,385	181,526	7,859	4%
Income from operations	$99,291	$58,353	$40,938	70%

Revenues

Total revenues for the six months ended June 30, 2021 increased by $48.8 million or 20% to $288.7 million when compared to the same period in the prior year, as revenue in the prior year period was impacted by COVID-19 stay-at-home orders in all of the regions in which the Company operates. Revenue increased across all of the Company's segments. Puerto Rico business benefited from COVID related federal stimulus, sales volume growth, as well as continued growth in the Company's digital solutions, such as ATH Movil. Latin America revenues growth was mainly driven from new business and projects that went into production.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2021 amounted to $119.2 million, an increase of $8.1 million or 7% when compared to the same period in the prior year. The increase is primarily driven by an increase in salaries and benefits, mainly due to increased headcount, coupled with an increase in technology services. Additionally, cost of sales increased primarily due to hardware and software sales completed during the six month period.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2021 decreased by $2.0 million or 6% when compared to the same period in the prior year. The decrease is almost entirely related to a decrease in professional services, as prior year includes expenses incurred for corporate transactions, partially offset by an increase in salaries and benefits.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2021 amounted to $37.3 million, an increase of $1.7 million or 5% when compared to the same period in the prior year. Increased expense during the period months is driven by the same factors explained above for the quarter.

Non-Operating Expenses

	Six months ended June 30,
In thousands	2021	2020	Variance

Interest income	$839	$736	$103	14%
Interest expense	(11,564)	(12,962)	1,398	11%
Earnings of equity method investment	896	531	365	69%
Other income	2,573	280	2,293	819%
Total non-operating expenses	$(7,256)	$(11,415)	$4,159	36%

Non-operating expenses for the six months ended June 30, 2021 decreased by $4.2 million to $7.3 million when compared to the same period in the prior year. The decrease is mainly related to a $2.3 million increase in Other Income for the same reasons explained above for the quarter, coupled with a $1.4 million decrease in interest expense, resulting from a reduction in interest rates and a lower outstanding balance.

Income Tax Expense

	Six months ended June 30,
In thousands	2021	2020	Variance
Income tax expense	7,340	9,038	$(1,698)	(19)%

Income tax expense for the six months ended June 30, 2021 amounted to $7.3 million, a decrease of $1.7 million when compared to the same period in the prior year. The effective tax rate for the period was 8.0% compared with 19.3% in the 2020 period. The decrease in the effective tax rate was primarily driven by the same reasons explained above for the quarter.

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

Comparison of the three months ended June 30, 2021 and 2020

Payment Services - Puerto Rico & Caribbean

	Three months ended June 30,
In thousands	2021	2020
Revenues	$38,589	$27,461
Adjusted EBITDA	23,620	13,276
Adjusted EBITDA Margin	61.2%	48.3%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended June 30, 2021 increased by $11.1 million to $38.6 million when compared to the same period in the prior year, driven by increased POS transactions compared to the prior year quarter which was impacted by a decline in transaction volumes due to the impact of COVID-19. In addition, the Company recognized an incremental $1.7 million in revenue from ATH Movil and ATH Movil Business as consumer preference continues to shift to digital payment products, as well as an increase in transaction processing and monitoring revenue recognized for services provided from the Payment Services - Puerto Rico & Caribbean segment to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $10.3 million to $23.6 million driven by the increase in revenues, partially offset by higher operating expenses driven by higher equipment expenses.

Payment Services - Latin America

	Three months ended June 30,
In thousands	2021	2020
Revenues	$25,835	$19,797
Adjusted EBITDA	10,975	6,084
Adjusted EBITDA Margin	42.5%	30.7%

Payment Services - Latin America segment revenues for the three months ended June 30, 2021 increased by $6.0 million to $25.8 million driven mainly by revenues generated by expansion of services with existing clients and new client contracts, such as Santander in Chile and Mercado Libre in Mexico, and increased volume from PlacetoPay. Adjusted EBITDA increased by $4.9 million when compared to the same period in the prior year primarily due to the increase in revenues, coupled with the favorable impact of remeasurement of assets and liabilities denominated in US dollars, partially offset by an increase in fees for transaction processing and monitoring services from the Payment Services - Puerto Rico & Caribbean segment to the Payment Services - Latin America Segment.

Merchant Acquiring

	Three months ended June 30,
In thousands	2021	2020
Revenues	$38,335	$24,764
Adjusted EBITDA	20,546	13,382
Adjusted EBITDA Margin	53.6%	54.0%

Merchant Acquiring segment revenues for the three months ended June 30, 2021 increased by $13.6 million to $38.3 million primarily driven by an increase in sales volume as a result of incremental federal stimulus from COVID, increased consumer demand, while the prior year period was impacted by lower sales volume as a result of the COVID-19 pandemic. Adjusted EBITDA increased by $7.2 million driven by the increase in revenues, partially offset by an increase in operating expenses driven by the increased transaction volume at a lower average ticket.

Business Solutions

	Three months ended June 30,
In thousands	2021	2020
Revenues	$60,693	$55,495
Adjusted EBITDA	30,621	24,024
Adjusted EBITDA Margin	50.5%	43.3%

Business Solutions segment revenues for the three months ended June 30, 2021 increased by $5.2 million to $60.7 million mainly as a result of an increase in core banking revenue driven by the shift to digital as mobile banking usage continues to increase. Adjusted EBITDA increased by $6.6 million to $30.6 million as a result of the increase in revenue as well as lower operating expenses as the prior year quarter included costs for a one-time project and special payments for employees working on Evertec premises.

Comparison of the six months ended June 30, 2021 and 2020

Payment Services - Puerto Rico & Caribbean

	Six months ended June 30,
In thousands	2021	2020
Revenues	$74,853	$57,348
Adjusted EBITDA	44,423	29,350
Adjusted EBITDA Margin	59.3%	51.2%

Payment Services - Puerto Rico & Caribbean segment revenues for the six months ended June 30, 2021 increased by $17.5 million to $74.9 million, due to an increase in transactions when compared to the same period in the prior year which was impacted by a decline in transaction volumes due to the impact of COVID-19. Revenue also benefited from an incremental $4.2 million in revenue recognized from ATH Movil and ATH Movil Business, as well as an increase in transaction processing and monitoring revenue recognized for services provided from the Payment Services - Puerto Rico & Caribbean segment to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $15.1 million to $44.4 million driven by the increase in revenues, as well as a decrease in cost of sales, partially offset by higher operating expenses driven by higher equipment expenses.

Payment Services - Latin America

	Six months ended June 30,
In thousands	2021	2020
Revenues	$50,849	$41,437
Adjusted EBITDA	20,994	14,326
Adjusted EBITDA Margin	41.3%	34.6%

Payment Services - Latin America segment revenues for the six months ended June 30, 2021 increased by $9.4 million to $50.8 million driven mainly by revenues generated by new client contracts, increased revenue for services related to card products and increased volume from Place to Pay, partially offset by client attrition. Adjusted EBITDA increased by $6.7 million when compared to the same period in the prior year primarily due to the increase in revenues and the positive impact from foreign currency remeasurement, partially offset by an increase in fees for transaction processing and monitoring services from the Payment Services - Puerto Rico & Caribbean segment to the Payment Services - Latin America Segment.

Merchant Acquiring

	Six months ended June 30,
In thousands	2021	2020
Revenues	$69,202	$49,885
Adjusted EBITDA	$36,063	24,666
Adjusted EBITDA Margin	52.1%	49.4%

Merchant Acquiring segment revenues for the six months ended June 30, 2021 increased by $19.3 million to $69.2 million as a result of an increase in transaction volumes that continue to benefit from the impact of federal stimulus, while the prior year period was impacted by lower sales volume as a result of the beginning of the COVID-19 pandemic. Adjusted EBITDA increased by $11.4 million driven by the increase in revenues, partially offset by an increase in operating expenses driven by the increased transaction volume.

Business Solutions

	Six months ended June 30,
In thousands	2021	2020
Revenues	$121,304	$111,438
Adjusted EBITDA	60,253	51,469
Adjusted EBITDA Margin	49.7%	46.2%

Business Solutions segment revenues for the six months ended June 30, 2021 increased by $9.9 million to $121.3 million as a result of an increase in core banking revenues coupled with an increase in IT consulting services revenue, as the Company continues to benefit from the shift to digital. Adjusted EBITDA increased by $8.8 million to $60.3 million as a result of the increase in revenue, partially offset by an increase in costs of sales.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, and acquisitions. We also have a $125.0 million Revolving Facility, of which $119.1 million was available for borrowing as of June 30, 2021. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of June 30, 2021, we had cash and cash equivalents of $199.9 million, of which $83.7 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Six months ended June 30,
(In thousands)	2021	2020

Cash provided by operating activities	$112,029	$87,252
Cash used in investing activities	(47,036)	(18,447)
Cash used in financing activities	(66,869)	(27,946)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	73	(2,890)
(Decrease) increase in cash, cash equivalents and restricted cash	$(1,803)	$37,969

Net cash provided by operating activities for the six months ended June 30, 2021 was $112.0 million compared to $87.3 million for the same period in the prior year. The $24.8 million increase in cash provided by operating activities is primarily driven by the increase in net income, partially offset by a decrease in collections for accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2021 was $47.0 million compared to $18.4 million for the same period in the prior year. The $28.6 million increase is primarily attributable to the acquisition of a $14.8 million customer relationship, an increase in additions to software of $9.5 million, and the purchase of $3.0 million in available-for-sale debt securities during the period.

Net cash used in financing activities for the six months ended June 30, 2021 was $66.9 million compared to $27.9 million for the same period in the prior year. The $38.9 million increase was mainly attributed to an increase in cash used to repurchase common stock of $17.1 million, a $6.0 million increase in withholding taxes paid on share-based compensation and the impact in the prior year of a $15.0 million draw on our Revolving Facility, while none in 2021.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $30.1 million and $18.4 million, during the six months ended June 30, 2021 and 2020, respectively. In addition, in 2021, the Company acquired a $14.8 million customer relationship as well as $3.0 million in available-for-sale debt securities. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 18, 2021 and April 22, 2021, respectively the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 26, 2021 and June 4, 2021, respectively, to stockholders of record as of the close of business on March 1, 2021 and May 3, 2021, respectively.

On July 22, 2021, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 3, 2021 to stockholders of record as of the close of business on August 2, 2021. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

The unpaid principal balance at June 30, 2021 of the 2023 Term A Loan and the 2024 Term B Loan was $177.1 million and $297.5 million, respectively. The additional borrowing capacity under our Revolving Facility at June 30, 2021 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of June 30, 2021 and December 31, 2020, the outstanding principal balance of the notes payable was $0.8 million and $1.5 million, respectively. These notes are included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Interest Rate Swaps

As of June 30, 2021, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of June 30, 2021 and December 31, 2020, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $19.8 million and $25.6 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and six months ended June 30, 2021 and 2020, the Company reclassified losses of $1.8 million and $3.5 million, respectively and losses of $1.4 million and $1.6 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $7.0 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Covenant Compliance

As of June 30, 2021, our secured leverage ratio was 1.50 to 1.00, as determined in accordance with the 2018 Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our 2018 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
(In thousands, except per share information)	2021	2020	2021	2020	June 30, 2021
Net income	$49,091	$15,625	$84,695	$37,900	$116,042
Income tax expense	2,632	4,520	7,340	9,038	12,596
Interest expense, net	5,208	5,810	10,725	12,226	16,554
Depreciation and amortization	18,723	17,839	37,346	35,634	54,607
EBITDA	75,654	43,794	140,106	94,798	199,799
Equity income (1)	923	(193)	421	(531)	318
Compensation and benefits (2)	4,283	3,751	7,787	7,251	11,415
Transaction, refinancing and other fees (3)	(599)	2,849	836	4,973	2,705
Adjusted EBITDA	80,261	50,201	149,150	106,491	214,237
Operating depreciation and amortization (4)	(10,724)	(9,578)	(21,606)	(19,055)	(30,753)
Cash interest expense, net (5)	(4,944)	(5,606)	(10,020)	(11,616)	(15,613)
Income tax expense (6)	(7,535)	(7,079)	(15,291)	(14,257)	(20,470)
Non-controlling interest (7)	71	(165)	(72)	(257)	(218)
Adjusted net income	$57,129	$27,773	$102,161	$61,306	$147,183
Net income per common share (GAAP):
Diluted	$0.68	$0.21	$1.16	$0.52
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.78	$0.38	$1.40	$0.84
Shares used in computing adjusted earnings per common share:
Diluted	72,831,366	72,774,365	72,716,950	73,019,219

1)Represents the elimination of dividends received net of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO").
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, recorded as part of selling, general and administrative expenses, a software impairment charge and a gain from sale of assets.
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

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. With the exception of the letters of credit issued against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility, as of June 30, 2021, the Company did not have any off-balance sheet items.

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

Interest Rate Risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B Loan is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2021, under the secured credit facilities, would increase our annual interest expense by approximately $2.7 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of June 30, 2021, the Company has an interest rate swap agreement, entered into December 2018, which converts a portion of our outstanding variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. As of June 30, 2021, the Company had $25.7 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $24.8 million at December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors described in the section titled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). There have been no material changes to the risk factors described in the our 2020 Annual Report. If any of the risk factors described in our 2020 Annual Report actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common shares could decline and you may lose all or part of your investment.

The risks described in our 2020 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three months period ended June 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
4/1/2021-4/30/2021	3,086	37.315	3,086
5/1/2021-5/31/2021	22,942	43.587	22,942
6/1/2021-6/30/2021	205,286	43.864	205,286
	231,314	43.75	231,314	75,612,455

(1) On December 17, 2020, the Company announced that its Board approved an increase and extension to the then-current stock repurchase program, authorizing the purchase of up to $100 million of the Company’s common stock and extended the expiration to December 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated June 1, 2021, by and between EVERTEC, Inc. and the director (applicable to Frank G. D'Angelo, Kelly Barrett, Olga Botero, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, and Brian J. Smith).

10.2*+	Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated June 7, 2021, by and between EVERTEC, Inc. and Diego Viglianco.
10.3*+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, for executive recruitment, dated June 7,2021, by and between EVERTEC, Inc. and Diego Viglianco.

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL**	Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL**	Inline Taxonomy Extension Schema
101.CAL XBRL**	Inline Taxonomy Extension Calculation Linkbase
101.DEF XBRL**	Inline Taxonomy Extension Definition Linkbase
101.LAB XBRL**	Inline Taxonomy Extension Label Linkbase
101.PRE XBRL**	Inline Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+     This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: August 4, 2021	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: August 4, 2021	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)