Form 10-Q
period 2021-09-30
EVERTEC, Inc.
filed 2021-10-28
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021 or

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
At October 20, 2021, there were 71,969,856 outstanding shares of common stock of EVERTEC, Inc.

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
•our ability to renew our client contracts on terms favorable to us, including our contract with Popular, and any significant concessions we may grant to Popular with respect to pricing or other key terms arising out of any disputes or in anticipation of the negotiation of the extension of the MSA, both in respect of the current term and any extension of the MSA;
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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except for share information)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$244,129	$202,649
Restricted cash	18,664	18,456
Accounts receivable, net	95,548	95,727
Prepaid expenses and other assets	44,733	42,214
Total current assets	403,074	359,046
Debt securities available-for-sale, at fair value	3,060	—
Investment in equity investee	11,248	12,835
Property and equipment, net	42,780	43,538
Operating lease right-of-use asset	22,625	27,538
Goodwill	394,536	397,670
Other intangible assets, net	219,615	219,909
Deferred tax asset	4,993	5,730
Net investment in leases	178	301
Other long-term assets	6,384	6,012
Total assets	$1,108,493	$1,072,579
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$68,555	$58,033
Accounts payable	34,069	43,348
Contract liability	21,304	24,958
Income tax payable	4,597	6,573
Current portion of long-term debt	18,375	14,250
Operating lease payable	5,900	5,830
Total current liabilities	152,800	152,992
Long-term debt	449,435	481,041
Deferred tax liability	1,819	2,748
Contract liability - long term	31,109	31,336
Operating lease liability - long-term	17,511	22,402
Derivative liability	18,104	25,578
Other long-term liabilities	9,785	14,053
Total liabilities	680,563	730,150
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,969,856 shares issued and outstanding as of September 30, 2021 (December 31, 2020 - 72,137,678)	719	721
Additional paid-in capital	3,708	5,340
Accumulated earnings	468,533	379,934
Accumulated other comprehensive loss, net of tax	(49,166)	(48,254)
Total EVERTEC, Inc. stockholders’ equity	423,794	337,741
Non-controlling interest	4,136	4,688
Total equity	427,930	342,429
Total liabilities and equity	$1,108,493	$1,072,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenues (affiliates Note 15)	$145,883	$136,507	$434,559	$376,386

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	62,995	57,854	182,180	168,900
Selling, general and administrative expenses	17,126	16,682	49,980	51,528
Depreciation and amortization	18,745	18,127	56,091	53,761
Total operating costs and expenses	98,866	92,663	288,251	274,189
Income from operations	47,017	43,844	146,308	102,197
Non-operating income (expenses)
Interest income	504	429	1,343	1,165
Interest expense	(5,684)	(5,867)	(17,248)	(18,829)
Earnings of equity method investment	411	202	1,307	733
Other income, net	146	2,486	2,719	2,766
Total non-operating expenses	(4,623)	(2,750)	(11,879)	(14,165)
Income before income taxes	42,394	41,094	134,429	88,032
Income tax expense	7,134	6,513	14,474	15,551
Net income	35,260	34,581	119,955	72,481
Less: Net (loss) income attributable to non-controlling interest	(54)	118	(59)	323
Net income attributable to EVERTEC, Inc.’s common stockholders	35,314	34,463	120,014	72,158
Other comprehensive income (loss), net of tax of $382, $(2), $817 and $(1,087)
Foreign currency translation adjustments	(6,942)	(3,245)	(7,823)	(10,483)
Gain (loss) on cash flow hedge	1,537	643	6,814	(11,894)
Unrealized gain on change in fair value of debt securities available-for-sale	8	—	97	—
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$29,917	$31,861	$119,102	$49,781
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.49	$0.48	$1.66	$1.00
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.48	$0.47	$1.65	$0.99

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	72,137,678	$721	$5,340	$379,934	$(48,254)	$4,688	$342,429
Share-based compensation recognized	—	—	3,380	—	—	—	3,380
Repurchase of common stock	(382,974)	(4)	(1,290)	(12,974)	—	—	(14,268)
Restricted stock units delivered	411,739	4	(7,430)	(1,302)	—	—	(8,728)
Net income	—	—	—	35,503	—	101	35,604
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,605)	—	—	(3,605)
Other comprehensive income (loss)	—	—	—	—	1,576	(381)	1,195
Balance at March 31, 2021	72,166,443	$721	$—	$397,556	$(46,678)	$4,408	$356,007
Share-based compensation recognized	—	—	3,855	—	—	—	3,855
Repurchase of common stock	(231,314)	(2)	(3,790)	(6,328)	—	—	(10,120)
Restricted stock units delivered	34,727	—	(65)	—	—	—	(65)
Net income	—	—	—	49,197	—	(106)	49,091
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,608)	—	—	(3,608)
Other comprehensive income (loss)	—	—	—	—	2,909	(25)	2,884
Balance at June 30, 2021	71,969,856	$719	$—	$436,817	$(43,769)	$4,277	$398,044
Share-based compensation recognized	—	—	3,708	—	—	—	3,708
Net income	—	—	—	35,314	—	(54)	35,260
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,598)	—	—	(3,598)
Other comprehensive loss	—	—	—	—	(5,397)	(87)	(5,484)
Balance at September 30, 2021	71,969,856	$719	$3,708	$468,533	$(49,166)	$4,136	$427,930

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	72,000,261	$720	$—	$296,476	$(30,009)	$4,436	$271,623
Share-based compensation recognized	—	—	3,483	—	—	—	3,483
Repurchase of common stock	(336,022)	(3)	(775)	(6,522)	—	—	(7,300)
Restricted stock units delivered	201,066	2	(2,708)	—	—	—	(2,706)
Net income	—	—	—	22,211	—	64	22,275
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,600)	—	—	(3,600)
Other comprehensive loss	—	—	—	—	(20,164)	(853)	(21,017)
Cumulative adjustment from the implementation of Current Expected Credit Loss model	—	—	—	(74)	—	—	(74)
Balance at March 31, 2020	71,865,305	$719	$—	$308,491	$(50,173)	$3,647	$262,684
Share-based compensation recognized	—	—	3,639	—	—	—	3,639
Restricted stock units delivered	(2,445)	—	(71)	—	—	—	(71)
Net income	—	—	—	15,484	—	141	15,625
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,593)	—	—	(3,593)
Other comprehensive loss	—	—	—	—	389	295	684
Balance at June 30, 2020	71,862,860	$719	$3,568	$320,382	$(49,784)	$4,083	$278,968
Share-based compensation recognized	—	—	3,663	—	—	—	3,663
Repurchase of common stock	—	—	(679)	—	—	—	(679)
Restricted stock units delivered	43,385	—	—	—	—	—	—
Net income	—	—	—	34,463	—	118	34,581
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,593)	—	—	(3,593)
Other comprehensive loss	—	—	—	—	(2,602)	(130)	(2,732)
Balance at September 30, 2020	71,906,245	$719	$6,552	$351,252	$(52,386)	$4,071	$310,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$119,955	$72,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,091	53,761
Amortization of debt issue costs and accretion of discount	1,423	1,530
Operating lease amortization	4,443	4,377
Provision for expected credit losses and sundry losses	1,428	1,732
Deferred tax benefit	(1,119)	(2,082)
Share-based compensation	10,943	10,785
Gain from sale of assets	(778)	—
Loss on disposition of property and equipment and impairment of intangible	1,168	753
Earnings of equity method investment	(1,307)	(733)
Dividend received from equity method investment	1,183	—
(Increase) decrease in assets:
Accounts receivable, net	(593)	(7,096)
Prepaid expenses and other assets	(3,070)	(7,138)
Other long-term assets	(339)	284
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(1,425)	(7,969)
Income tax payable	(2,685)	1,548
Contract liability	(2,654)	2,350
Operating lease liabilities	(4,107)	(5,720)
Other long-term liabilities	(2,702)	2,296
Total adjustments	55,900	48,678
Net cash provided by operating activities	175,855	121,159
Cash flows from investing activities
Additions to software	(31,004)	(23,521)
Acquisition of customer relationship	(14,750)	—
Property and equipment acquired	(12,388)	(13,402)
Proceeds from sales of property and equipment	805	3
Acquisition of available-for-sale debt securities	(2,968)	—
Net cash used in investing activities	(60,305)	(36,920)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(8,793)	(3,456)
Repayment of short-term borrowings for purchase of equipment and software	(1,603)	(1,553)
Dividends paid	(10,811)	(10,786)
Repurchase of common stock	(24,388)	(7,300)
Repayment of long-term debt	(28,482)	(27,685)
Net cash used in financing activities	(74,077)	(50,780)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	215	(2,384)
Net increase in cash, cash equivalents and restricted cash	41,688	31,075
Cash, cash equivalents and restricted cash at beginning of the period	221,105	131,121
Cash, cash equivalents and restricted cash at end of the period	$262,793	$162,196
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$244,129	$144,147
Restricted cash	18,664	18,049
Cash, cash equivalents and restricted cash	$262,793	$162,196
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,289	$18,081
Cash paid for income taxes	19,468	15,257
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	$739	$1,486

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

The amortized cost, gross unrealized gains and losses recorded in OCI, and estimated fair value as of September 30, 2021 were as follows:

	September 30, 2021
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,963	97	—	$3,060

No debt securities were sold during the quarter ended September 30, 2021. A provision for credit losses was not required for the period presented above. Refer to Note 7 for disclosure requirements related to the fair value hierarchy.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(In thousands)	Useful life in years	September 30, 2021	December 31, 2020
Buildings	30	$1,394	$1,437
Data processing equipment	3 - 5	132,832	124,897
Furniture and equipment	3 - 20	7,372	6,691
Leasehold improvements	5 -10	3,126	3,098
		144,724	136,123
Less - accumulated depreciation and amortization		(103,160)	(93,826)
Depreciable assets, net		41,564	42,297
Land		1,216	1,241
Property and equipment, net		$42,780	$43,538

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2021 amounted to $4.2 million and $13.0 million, respectively, compared to $4.4 million and $12.9 million for the corresponding periods in 2020.

During the nine months ended September 30, 2021, the Company recorded a loss on the disposition of damaged POS devices amounting to $0.5 million through cost of revenues.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 16):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2020	$160,972	$52,754	$138,121	$45,823	$397,670
Foreign currency translation adjustments	—	(3,134)	—	—	(3,134)
Balance at September 30, 2021	$160,972	$49,620	$138,121	$45,823	$394,536

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss is recorded for the excess of the carrying value over the fair value, limited to the recorded balance of goodwill. No impairment losses were recognized for the periods ended September 30, 2021 or 2020.

The carrying amount of other intangible assets at September 30, 2021 and December 31, 2020 was as follows:

		September 30, 2021
(In thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$358,191	$(266,047)	$92,144
Trademarks	2 - 15	41,926	(36,385)	5,541
Software packages	3 - 10	317,799	(210,946)	106,853
Non-compete agreement	15	56,539	(41,462)	15,077
Other intangible assets, net		$774,455	$(554,840)	$219,615

		December 31, 2020
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$343,981	$(246,088)	$97,893
Trademarks	2 - 15	42,036	(35,467)	6,569
Software packages	3 - 10	289,205	(191,662)	97,543
Non-compete agreement	15	56,539	(38,635)	17,904
Other intangible assets, net		$731,761	$(511,852)	$219,909

During the first quarter of 2021, the Company acquired a customer relationship in Puerto Rico amounting to $14.8 million that will be amortized over ten years. Revenue and expenses in connection with this customer relationship are included as part of the Merchant Acquiring segment.

Amortization expense related to other intangibles for the three and nine months ended September 30, 2021 amounted to $14.5 million and $43.0 million, respectively, compared to $13.7 million and $40.8 million for the corresponding periods in 2020. During the nine months period ended September 30, 2021, the Company recorded an impairment charge through cost of revenues amounting to $0.6 million for a software solution that will no longer be used. The impairment charge affected the Company’s Payment Services – Puerto Rico & Caribbean segment.

The estimated amortization expense of the balances outstanding at September 30, 2021 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2021	$14,146
2022	51,237
2023	45,918
2024	34,154
2025	11,731

Note 6 – Debt and Short-Term Borrowings

Total debt at September 30, 2021 and December 31, 2020 follows:

(In thousands)	September 30, 2021	December 31, 2020
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$173,519	$188,788
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	294,291	306,503
Notes payable due January 1, 2022(1)	739	1,443
Total debt	$468,549	$496,734

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Applicable margin of 1.75% at September 30, 2021 and December 31, 2020.
(3)Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at September 30, 2021 and December 31, 2020.

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

The unpaid principal balance at September 30, 2021 of the 2023 Term A Loan and the 2024 Term B Loan was $174.4 million and $296.7 million, respectively. The additional borrowing capacity under our Revolving Facility at September 30, 2021 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of September 30, 2021 and December 31, 2020, the outstanding principal balance of the notes payable was $0.8 million and $1.5 million, respectively. These notes are included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Interest Rate Swaps

As of September 30, 2021, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of September 30, 2021 and December 31, 2020, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $18.1 million and $25.6 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2021, the Company reclassified losses of $1.8 million and $5.3 million, respectively, from accumulated other comprehensive loss into interest expense compared to $1.7 million and $3.3 million for the corresponding periods in 2020. Based on current LIBOR rates, the Company expects to reclassify losses of $7.0 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Debt Securities Available for Sale

The fair value of debt securities is estimated based on observable inputs, therefore classified as a Level 2 asset within the fair value hierarchy. The fair value of debt securities at September 30, 2021 was $3.1 million.

Derivatives Instruments

The fair value of the Company's interest rate swap is estimated using Level 2 inputs under the fair value hierarchy. This derivative was in a liability position with a balance of $18.1 million and $25.6 million as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the carrying value, as applicable, and estimated fair value for financial instruments at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Costa Rica government obligations	$3,060	$3,060	$—	$—
Financial liabilities:
Interest rate swap	18,104	18,104	25,578	25,578
2023 Term A Loan	173,519	172,402	188,788	186,678
2024 Term B Loan	294,291	296,657	306,503	308,339

The fair values of the term loans at September 30, 2021 and December 31, 2020 were obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not measured at fair value on the balance sheets.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the nine months ended September 30, 2021:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains on Debt Securities AFS	Total
Balance - December 31, 2020, net of tax	$(24,842)	$(23,412)	—	$(48,254)
Other comprehensive (loss) income before reclassifications	(7,823)	1,540	97	(6,186)
Effective portion reclassified to net income	—	5,274	—	5,274
Balance - September 30, 2021, net of tax	$(32,665)	$(16,598)	$97	$(49,166)

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

The following table summarizes nonvested RSUs activity for the nine months ended September 30, 2021:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2020	1,093,515	$27.88
Granted	705,970	31.93
Vested	(683,706)	20.95
Forfeited	(27,845)	33.37
Nonvested at September 30, 2021	1,087,934	$34.71

For the three and nine months ended September 30, 2021, the Company recognized $3.7 million and $10.9 million of share-based compensation expense, compared with $3.7 million and $10.8 million for the corresponding period in 2020.

As of September 30, 2021, the maximum unrecognized cost for RSUs was $23.1 million. The cost is expected to be recognized over a weighted average period of 1.9 years.

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

	Three months ended September 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$30	$449	$—	$446	$925
Products and services transferred over time	25,712	23,807	37,606	57,833	144,958
	$25,742	$24,256	$37,606	$58,279	$145,883

	Three months ended September 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$43	$357	$—	$4,824	$5,224
Products and services transferred over time	23,652	18,791	30,646	58,194	131,283
	$23,695	$19,148	$30,646	$63,018	$136,507

	Nine months ended September 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$119	$1,633	$—	$4,048	$5,800
Products and services transferred over time	76,642	69,919	106,808	175,390	428,759
	$76,761	$71,552	$106,808	$179,438	$434,559

	Nine months ended September 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$80	$994	$—	$7,886	$8,960
Products and services transferred over time	63,838	56,487	80,532	166,569	367,426
	$63,918	$57,481	$80,532	$174,455	$376,386

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	September 30, 2021	December 31, 2020
Balance at beginning of period	$2,796	$1,191
Services transferred to customers	4,053	3,934
Transfers to accounts receivable	(4,246)	(2,329)
Balance at end of period	$2,603	$2,796

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at September 30, 2021 amounted to $95.5 million. Contract liability and contract liability - long term at September 30, 2021 amounted to $21.3 million and $31.1 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. Contract liabilities may also arise when consideration is received or due in advance from customers prior to performance. During the three and nine months ended September 30, 2021, the Company recognized revenue of $5.3 million and $20.7 million, respectively that was included in the contract liability at December 31, 2020. During the three and nine months ended September 30, 2020, the Company recognized revenue of $3.9 million and $13.1 million, respectively that was included in the contract liability at December 31, 2019.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2021 is $310.4 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables.

(In thousands)	September 30, 2021	December 31, 2020
Balance at beginning of period	$2,401	$3,460
Current period provision for expected credit losses	534	832
Write-offs	(177)	(1,894)
Recoveries of amounts previously written-off	1	3
Balance at end of period	$2,759	$2,401

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

Note 12 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2021 and 2020, respectively, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Current tax provision	$7,306	$7,381	$15,593	$17,633
Deferred tax benefit	(172)	(868)	(1,119)	(2,082)
Income tax expense	$7,134	$6,513	$14,474	$15,551

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2021 and 2020, and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Current tax provision
Puerto Rico	$2,328	$3,280	$3,363	$6,487
United States	57	214	132	508
Foreign countries	4,921	3,887	12,098	10,638
Total current tax provision	$7,306	$7,381	$15,593	$17,633
Deferred tax (benefit) provision
Puerto Rico	$(258)	$(989)	$(778)	$(1,535)
United States	116	(68)	(71)	1,033
Foreign countries	(30)	189	(270)	(1,580)
Total deferred tax benefit	$(172)	$(868)	$(1,119)	$(2,082)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2021, the Company has $92.9 million of unremitted earnings from foreign subsidiaries, compared to $80.2 million as of December 31, 2020. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of September 30, 2021, the gross deferred tax asset amounted to $20.1 million and the gross deferred tax liability amounted to $15.6 million, compared to $22.0 million and $19.0 million, respectively, as of December 31, 2020. As of September 30, 2021, there is a valuation allowance against the gross deferred tax asset of approximately $1.3 million.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Nine months ended September 30,
(In thousands)	2021	2020
Computed income tax at statutory rates	$50,411	$33,012
Differences in tax rates due to multiple jurisdictions	1,789	831
Effect of income subject to tax-exemption grant	(35,121)	(21,662)
Unrecognized tax (benefit) expense	(3,475)	1,173
Excess tax benefits on share-based compensation	(1,027)	(262)
Other, net	1,897	2,459
Income tax expense	$14,474	$15,551

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2021	2020	2021	2020
Net income available to EVERTEC, Inc.’s common shareholders	$35,314	$34,463	$120,014	$72,158
Weighted average common shares outstanding	71,969,856	71,886,439	72,082,082	71,921,069
Weighted average potential dilutive common shares (1)	906,397	1,115,341	735,625	1,128,748
Weighted average common shares outstanding - assuming dilution	72,876,253	73,001,780	72,817,707	73,049,817
Net income per common share - basic	$0.49	$0.48	$1.66	$1.00
Net income per common share - diluted	$0.48	$0.47	$1.65	$0.99

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 18, 2021, April 22, 2021 and July 22, 2021, respectively the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 26, 2021, June 4, 2021 and September 3, 2021, respectively to stockholders of record as of the close of business on March 1, 2021, May 3, 2021 and August 2, 2021 , respectively.

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

Note 15 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Total revenues (1)(2)	$60,091	$57,343	$182,344	$165,703
Cost of revenues	$624	$700	$2,242	$3,100
Operating lease cost and other fees	$1,958	$2,053	$5,482	$6,094
Interest earned from affiliate
Interest income	$184	$93	$422	$290

(1)Popular revenues as a percentage of total revenues were 41%, 42%, 42% and 44%, respectively, for each of the periods presented above.
(2)Includes revenues generated from investee accounted for under the equity method of $0.2 million, $0.1 million, $0.3 million and $0.5 million, respectively, for each of the periods presented above.

As of September 30, 2021 and December 31, 2020, EVERTEC had the following balances arising from transactions with related parties:

(In thousands)	September 30, 2021	December 31, 2020
Cash and restricted cash deposits in affiliated bank	$146,025	$126,189
Other due to/from affiliate
Accounts receivable	$30,179	$28,419
Prepaid expenses and other assets	$4,089	$4,678
Operating lease right-of-use assets	$14,359	$17,099
Accounts payable	$7,836	$4,607
Contract liabilities	$35,504	$35,807
Operating lease liabilities	$14,836	$17,781

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended September 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$38,773	$26,792	$37,606	$58,134	$(15,422)	$145,883
Operating costs and expenses	21,420	22,209	19,922	37,412	(2,097)	98,866
Depreciation and amortization	3,989	2,809	1,010	4,691	6,246	18,745
Non-operating income (expenses)	203	1,844	281	551	(2,322)	557
EBITDA	21,545	9,236	18,975	25,964	(9,401)	66,319
Compensation and benefits (2)	260	755	255	70	2,153	3,493
Transaction, refinancing and other fees (3)	—	—	—	—	(42)	(42)
Adjusted EBITDA	$21,805	$9,991	$19,230	$26,034	$(7,290)	$69,770

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $10.8 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $2.4 million from Payment Services - Latin America to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $2.2 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A, net of dividends received.

	Three months ended September 30, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$33,284	$21,241	$30,646	$63,018	$(11,682)	$136,507
Operating costs and expenses	19,045	18,284	15,643	35,276	4,415	92,663
Depreciation and amortization	3,349	2,936	477	4,372	6,993	18,127
Non-operating income (expenses)	127	2,959	161	411	(970)	2,688
EBITDA	17,715	8,852	15,641	32,525	(10,074)	64,659
Compensation and benefits (2)	258	686	244	466	2,015	3,669
Transaction, refinancing and other fees (3)	500	—	—	—	1,205	1,705
Adjusted EBITDA	$18,473	$9,538	$15,885	$32,991	$(6,854)	$70,033
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
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, a software impairment charge and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

	Nine months ended September 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$113,626	$77,641	$106,808	$179,438	$(42,954)	$434,559
Operating costs and expenses	61,270	63,020	55,762	110,276	(2,077)	288,251
Depreciation and amortization	11,813	8,695	2,631	14,085	18,867	56,091
Non-operating income (expenses)	618	5,348	835	2,494	(5,269)	4,026
EBITDA	64,787	28,664	54,512	85,741	(27,279)	206,425
Compensation and benefits (2)	781	2,321	781	1,193	6,204	11,280
Transaction, refinancing and other fees (3)	660	—	—	(647)	1,202	1,215
Adjusted EBITDA	$66,228	$30,985	$55,293	$86,287	$(19,873)	$218,920

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $31.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $6.6 million from Payment Services - Latin America to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $5.1 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
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
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, a software impairment charge and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Total EBITDA	$66,319	$64,659	$206,425	$159,457
Less:
Income tax expense	7,134	6,513	14,474	15,551
Interest expense, net	5,180	5,438	15,905	17,664
Depreciation and amortization	18,745	18,127	56,091	53,761
Net income	$35,260	$34,581	$119,955	$72,481

Note 17 – Subsequent Events

On October 21, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 3, 2021 to stockholders of record as of the close of business on November 1, 2021. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2021 and 2020 and (ii) the financial condition as of September 30, 2021. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Solutions Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC, Evertec Placetopay, S.A.S. (formerly known as EGM Ingeniería sin Fronteras, S.A.S.) ("Place to Pay") and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year Master Services Agreement ("MSA"), and several related agreements with Popular. Under the terms of the MSA, Popular agreed to use EVERTEC services on an ongoing exclusive basis for the duration of the agreement. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the MSA.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction-processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, and that this ongoing shift will continue to generate substantial growth opportunities for our business. For example, the adoption of banking products, including electronic payments, in the Latin American and Caribbean regions is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. We also benefit from the trend of financial institutions and government agencies outsourcing technology systems and processes. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

	Three months ended September 30,
In thousands	2021	2020	Variance

Revenues	$145,883	$136,507	$9,376	7%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	62,995	57,854	5,141	9%
Selling, general and administrative expenses	17,126	16,682	444	3%
Depreciation and amortization	18,745	18,127	618	3%
Total operating costs and expenses	98,866	92,663	6,203	7%
Income from operations	$47,017	$43,844	$3,173	7%

Revenues

Total revenues for the three months ended September 30, 2021 increased by $9.4 million or 7% to $145.9 million when compared to the prior year quarter, primarily driven by transactional revenue growth in Puerto Rico as we continue to benefit from federal stimulus, and increased revenue from ATH Movil and ATH Movil Business. Revenue growth in Latin America is driven mainly by client implementations in the beginning of the current year, organic growth from existing customers and the continued expansion of Place to Pay. Prior year revenue includes $4.4 million recognized in connection with one-time services provided to the Puerto Rico Department of Education.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2021 amounted to $63.0 million, an increase of $5.1 million or 9% when compared to the same period in the prior year. The increase during the three months was primarily driven by an increase in personnel costs, higher professional fees, and an increase in technology services.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2021 increased by $0.4 million or 3% when compared to the same period in the prior year. The increase is primarily driven by an increase in personnel costs, partially offset by a decrease on professional services.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2021 amounted to $18.7 million, an increase of $0.6 million or 3% when compared to the same period in the prior year. Increased expense during the three months is driven by software amortization due to key projects that went into production as well as increased capital expenditures.

Non-Operating Expenses

	Three months ended September 30,
In thousands	2021	2020	Variance

Interest income	$504	$429	$75	17%
Interest expense	(5,684)	(5,867)	183	3%
Earnings of equity method investment	411	202	209	103%
Other income, net	146	2,486	(2,340)	(94)%
Total non-operating expenses	$(4,623)	$(2,750)	$(1,873)	(68)%

Non-operating expenses for the three months ended September 30, 2021 increased by $1.9 million to $4.6 million when compared to the same period in the prior year. The increase is related to a $2.3 million decrease in other income as the prior year includes the favorable impact of foreign currency exchange on remeasurement of assets and liabilities denominated in US dollars.

Income Tax Expense

	Three months ended September 30,
In thousands	2021	2020	Variance
Income tax expense	$7,134	$6,513	$621	10%

Income tax expense for the three months ended September 30, 2021 amounted to $7.1 million, an increase of $0.6 million when compared to the same period in the prior year. The effective tax rate for the period was 16.8%, compared with 15.8% in the 2020 period. The increase in the effective tax rate primarily reflects the impact of certain discrete items in the Company's Latin America operations.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine months ended September 30,
In thousands	2021	2020	Variance

Revenues	$434,559	$376,386	$58,173	15%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	182,180	168,900	13,280	8%
Selling, general and administrative expenses	49,980	51,528	(1,548)	(3)%
Depreciation and amortization	56,091	53,761	2,330	4%
Total operating costs and expenses	288,251	274,189	14,062	5%
Income from operations	$146,308	$102,197	$44,111	43%

Revenues

Total revenues for the nine months ended September 30, 2021 increased by $58.2 million or 15% to $434.6 million when compared to the same period in the prior year. Revenue increased across all of the Company's segments. The increase in Puerto Rico was primarily driven by transactional revenue growth which was positively impacted by incremental federal stimulus, increased consumer demand and the continuous adoption of the Company's digital solutions, mainly ATH Movil and ATH Movil Business. Latin America revenue growth was mainly driven from new business and projects that went into production, and organic growth from existing clients and the expansion of our payment gateway Place to Pay. Revenue in the prior year period was impacted by COVID-19 stay-at-home orders in all of the regions in which the Company operates.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2021 amounted to $182.2 million, an increase of $13.3 million or 8% when compared to the same period in the prior year. The increase is primarily driven by an increase in personnel costs, increases in technology services, higher professional services and an increase in costs of sales.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2021 decreased by $1.5 million or 3% when compared to the same period in the prior year. The decrease is almost entirely related to a decrease in professional services as prior year includes expenses for corporate transactions, partially offset by an increase in personnel costs.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2021 amounted to $56.1 million, an increase of $2.3 million or 4% when compared to the same period in the prior year. Increased expense during the period is driven by the same factors explained above for the quarter.

Non-Operating Expenses

	Nine months ended September 30,
In thousands	2021	2020	Variance

Interest income	$1,343	$1,165	$178	15%
Interest expense	(17,248)	(18,829)	1,581	8%
Earnings of equity method investment	1,307	733	574	78%
Other income, net	2,719	2,766	(47)	(2)%
Total non-operating expenses	$(11,879)	$(14,165)	$2,286	16%

Non-operating expenses for the nine months ended September 30, 2021 decreased by $2.3 million to $11.9 million when compared to the same period in the prior year, primarily due to a $1.6 million decrease in interest expense as a result of lower interest rates and a lower outstanding balance as a result of debt repayments completed in the prior year and in the first half of 2021.

Income Tax Expense

	Nine months ended September 30,
In thousands	2021	2020	Variance
Income tax expense	14,474	15,551	$(1,077)	(7)%

Income tax expense for the nine months ended September 30, 2021 amounted to $14.5 million, a decrease of $1.1 million when compared to the same period in the prior year. The effective tax rate for the period was 10.8% compared with 17.7% in the 2020 period. The decrease in the effective tax rate primarily reflects the impact from the reversal of a liability for uncertain tax positions as a result of the expiration of the statute of limitation in the current year, while the prior year was impacted by the revenue mix towards higher taxed businesses.

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

Comparison of the three months ended September 30, 2021 and 2020

Payment Services - Puerto Rico & Caribbean

	Three months ended September 30,
In thousands	2021	2020
Revenues	$38,773	$33,284
Adjusted EBITDA	21,805	18,473
Adjusted EBITDA Margin	56.2%	55.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended September 30, 2021 increased by $5.5 million to $38.8 million when compared to the same period in the prior year, driven by increased transactional revenue from POS transactions, an incremental $0.9 million in revenue from ATH Movil and ATH Movil Business as consumer preference continues to shift towards digital payment products and an increase in transaction processing and monitoring revenue recognized for services provided to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $3.3 million to $21.8 million driven by the increase in revenues, partially offset by higher operating expenses mainly higher technology services.

Payment Services - Latin America

	Three months ended September 30,
In thousands	2021	2020
Revenues	$26,792	$21,241
Adjusted EBITDA	9,991	9,538
Adjusted EBITDA Margin	37.3%	44.9%

Payment Services - Latin America segment revenues for the three months ended September 30, 2021 increased by $5.6 million to $26.8 million driven mainly by revenues generated by new client implementations that went into production in early 2021, expansion of services with existing clients and the continued expansion of Place to Pay, partially offset by anticipated client attrition. Adjusted EBITDA increased by $0.5 million when compared to the same period in the prior year primarily due to the increase in revenues, partially offset by lower non-operating income as the prior year included the favorable impact of the remeasurement of assets and liabilities denominated in US dollar and an increase in other operating taxes.

Merchant Acquiring

	Three months ended September 30,
In thousands	2021	2020
Revenues	$37,606	$30,646
Adjusted EBITDA	19,230	15,885
Adjusted EBITDA Margin	51.1%	51.8%

Merchant Acquiring segment revenues for the three months ended September 30, 2021 increased by $7.0 million to $37.6 million primarily driven by an increase in transactional revenue due to higher sales volume, as we continue to benefit from the impact of COVID related federal stimulus, and revenue generated from the expanded relationship with FirstBank. Adjusted EBITDA increased by $3.3 million driven by the increase in revenues, partially offset by an increase in operating expenses driven by the increased transaction volume and higher personnel costs.

Business Solutions

	Three months ended September 30,
In thousands	2021	2020
Revenues	$58,134	$63,018
Adjusted EBITDA	26,034	32,991
Adjusted EBITDA Margin	44.8%	52.4%

Business Solutions segment revenues for the three months ended September 30, 2021 decreased by $4.9 million to $58.1 million mainly as a result of the favorable impact in the prior year of a one-time contract with the Puerto Rico Department of Education that amounted to $4.4 million. Adjusted EBITDA decreased by $7.0 million to $26.0 million as a result of the impact of the aforementioned contract recorded net of expenses, and higher operating expenses.

Comparison of the nine months ended September 30, 2021 and 2020

Payment Services - Puerto Rico & Caribbean

	Nine months ended September 30,
In thousands	2021	2020
Revenues	$113,626	$90,632
Adjusted EBITDA	66,228	47,823
Adjusted EBITDA Margin	58.3%	52.8%

Payment Services - Puerto Rico & Caribbean segment revenues for the nine months ended September 30, 2021 increased by $23.0 million to $113.6 million, due to an increase in transactions when compared to the same period in the prior year which was impacted by a decline in transaction volumes due to the impact of COVID-19, while the current year is benefiting from incremental federal stimulus and increased consumer demand. Revenue during the year has also benefited from an incremental $5.1 million recognized from ATH Movil and ATH Movil Business, as well as an increase in transaction processing and monitoring revenue recognized for services provided to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $18.4 million to $66.2 million driven by the increase in revenues, partially offset by higher operating expenses driven by higher equipment expenses.

Payment Services - Latin America

	Nine months ended September 30,
In thousands	2021	2020
Revenues	$77,641	$62,678
Adjusted EBITDA	30,985	23,864
Adjusted EBITDA Margin	39.9%	38.1%

Payment Services - Latin America segment revenues for the nine months ended September 30, 2021 increased by $15.0 million to $77.6 million driven mainly by revenues generated by new client implementations as well as expanded existing relationships and increased volume from Place to Pay, partially offset by client attrition. Adjusted EBITDA increased by $7.1 million when compared to the same period in the prior year primarily due to the increase in revenues, partially offset by an increase in fees for transaction processing and monitoring services from the Payment Services - Puerto Rico & Caribbean segment.

Merchant Acquiring

	Nine months ended September 30,
In thousands	2021	2020
Revenues	$106,808	$80,531
Adjusted EBITDA	$55,293	40,551
Adjusted EBITDA Margin	51.8%	50.4%

Merchant Acquiring segment revenues for the nine months ended September 30, 2021 increased by $26.3 million to $106.8 million as a result of an increase in transaction volumes that benefited from the impact of federal stimulus, while the prior year period was impacted by lower sales volume as a result of the beginning of the COVID-19 pandemic. Adjusted EBITDA increased by $14.7 million driven by the increase in revenues, partially offset by an increase in operating expenses driven by the increased transaction volume.

Business Solutions

	Nine months ended September 30,
In thousands	2021	2020
Revenues	$179,438	$174,455
Adjusted EBITDA	86,287	84,459
Adjusted EBITDA Margin	48.1%	48.4%

Business Solutions segment revenues for the nine months ended September 30, 2021 increased by $5.0 million to $179.4 million as a result of an increase in core banking revenues and an increase in IT consulting services revenue, as the Company continues to benefit from the shift to digital, partially offset by the impact in the prior year of the aforementioned one-time Department of Education contract. Adjusted EBITDA increased by $1.8 million to $86.3 million as a result of the increase in revenue, partially offset by an increase in costs of sales.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, and acquisitions. We also have a $125.0 million Revolving Facility, of which $119.1 million was available for borrowing as of September 30, 2021. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of September 30, 2021, we had cash and cash equivalents of $244.1 million, of which $87.8 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, debt service, acquisitions, dividend payments, share repurchases, and other transactions as opportunities present themselves.

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

	Nine months ended September 30,
(In thousands)	2021	2020

Cash provided by operating activities	$175,855	$121,159
Cash used in investing activities	(60,305)	(36,920)
Cash used in financing activities	(74,077)	(50,780)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	215	(2,384)
Increase in cash, cash equivalents and restricted cash	$41,688	$31,075

Net cash provided by operating activities for the nine months ended September 30, 2021 was $175.9 million compared to $121.2 million for the same period in the prior year. The $54.7 million increase in cash provided by operating activities is primarily driven by the increase in net income, an increase in collections for accounts receivable and a decrease in cash used to pay down accounts payable and accrued liabilities.

Net cash used in investing activities for the nine months ended September 30, 2021 was $60.3 million compared to $36.9 million for the same period in the prior year. The $23.4 million increase is primarily attributable to the acquisition of a $14.8 million customer relationship, an increase in additions to software of $7.5 million, and the purchase of $3.0 million in available-for-sale debt securities during the period.

Net cash used in financing activities for the nine months ended September 30, 2021 was $74.1 million compared to $50.8 million for the same period in the prior year. The $23.3 million increase was mainly attributed to an increase in cash used to repurchase common stock of $17.1 million and a $5.3 million increase in withholding taxes paid on share-based compensation.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. We invested approximately $43.4 million and $36.9 million, during the nine months ended September 30, 2021 and 2020, respectively. In addition, in 2021, the Company acquired a $14.8 million customer relationship as well as $3.0 million in available-for-sale debt securities. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 18, 2021, April 22, 2021 and July 22, 2021, respectively the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 26, 2021, June 4, 2021 and September 3, 2021, respectively, to stockholders of record as of the close of business on March 1, 2021, May 3, 2021 and August 2, 2021, respectively.

On October 21, 2021, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 3, 2021 to stockholders of record as of the close of business on November 1, 2021. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

The unpaid principal balance at September 30, 2021 of the 2023 Term A Loan and the 2024 Term B Loan was $174.4 million and $296.7 million, respectively. The additional borrowing capacity under our Revolving Facility at September 30, 2021 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of September 30, 2021 and December 31, 2020, the outstanding principal balance of the notes payable was $0.8 million and $1.5 million, respectively. These notes are included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Interest Rate Swaps

As of September 30, 2021, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of September 30, 2021 and December 31, 2020, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $18.1 million and $25.6 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2021, the Company reclassified losses of $1.8 million and $5.3 million, respectively, from accumulated other comprehensive loss into interest expense compared to $1.7 million and $3.3 million for the corresponding period in 2020. Based on current LIBOR rates, the Company expects to reclassify losses of $7.0 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Covenant Compliance

As of September 30, 2021, our secured leverage ratio was 1.47 to 1.00, as determined in accordance with the 2018 Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our 2018 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
(In thousands, except per share information)	2021	2020	2021	2020	September 30, 2021
Net income	$35,260	$34,581	$119,955	$72,481	$152,325
Income tax expense	7,134	6,513	14,474	15,551	17,925
Interest expense, net	5,180	5,438	15,905	17,664	21,813
Depreciation and amortization	18,745	18,127	56,091	53,761	73,848
EBITDA	66,319	64,659	206,425	159,457	265,911
Equity income (1)	(411)	(202)	10	(733)	(393)
Compensation and benefits (2)	3,493	3,669	11,280	10,920	14,743
Transaction, refinancing and other fees (3)	369	1,907	1,205	6,880	2,602
Adjusted EBITDA	69,770	70,033	218,920	176,524	282,863
Operating depreciation and amortization (4)	(10,779)	(9,888)	(32,385)	(28,943)	(42,526)
Cash interest expense, net (5)	(4,926)	(5,301)	(14,946)	(16,917)	(20,314)
Income tax expense (6)	(9,125)	(7,472)	(24,416)	(21,729)	(29,879)
Non-controlling interest (7)	17	(155)	(55)	(412)	(189)
Adjusted net income	$44,957	$47,217	$147,118	$108,523	$189,955
Net income per common share (GAAP):
Diluted	$0.48	$0.47	$1.65	$0.99
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.62	$0.65	$2.02	$1.49
Shares used in computing adjusted earnings per common share:
Diluted	72,876,253	73,001,780	72,817,707	73,049,817

1)Represents the elimination of non-cash equity earnings from the Company's 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO"), net of cash dividends received.
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
5)Represents interest expense, less interest income, as they appear on our condensed consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
6)Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discrete items.
7)Represents the 35% non-controlling equity interest in Evertec Colombia, net of amortization for intangibles created as part of the purchase.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company may enter into commercial commitments. With the exception of the letters of credit issued against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility, as of September 30, 2021, the Company did not have any off-balance sheet items.

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

Interest Rate Risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B Loan is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2021, under the secured credit facilities, would increase our annual interest expense by approximately $2.7 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of September 30, 2021, the Company has an interest rate swap agreement, entered into December 2018, which converts a portion of our outstanding variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. As of September 30, 2021, the Company had $32.7 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $24.8 million at December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Report, you should carefully consider the factors described in the section titled "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). There have been no material changes to the risk factors described in the 2020 Annual Report. If any of the risk factors described in our 2020 Annual Report actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common shares could decline and you may lose all or part of your investment.

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

EVERTEC, Inc. (Registrant)

Date: October 28, 2021	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: October 28, 2021	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)