Form 10-K
period 2021-12-31
EVERTEC, Inc.
filed 2022-02-25
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $2,628,353,889 based on the closing price of $43.65 as of the close of business on June 30, 2021.
As of February 18, 2022, there were 71,969,856 outstanding shares of common stock of EVERTEC, Inc.
Documents Incorporated by Reference:

Specifically identified portions of the registrant's definitive Proxy Statement relating to its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III.

EVERTEC, Inc.
2021 Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K, or Report, contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

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
•our ability to prevent a cybersecurity attack or breach to our information security;
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

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, and should, therefore, be considered in light of various factors, including those set forth under “Item 1A. Risk Factors,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and, except as may be required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

INDUSTRY AND MARKET DATA
This Form 10-K includes industry data that we obtained from periodic industry publications, including the 2021 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Form 10-K also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analysis and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Part I
Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Solutions Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC, Evertec Placetopay, SAS (formerly known as EGM Ingeniería sin Fronteras, S.A.S. ("PlacetoPay")) and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Company Overview

EVERTEC is a leading full-service transaction-processing business in Puerto Rico, the Caribbean and Latin America, providing a broad range of merchant acquiring, payment services and business process management services. We believe that we are one of the largest merchant acquirers in Latin America based on total number of transactions and the largest merchant acquirer in the Caribbean. We serve 26 countries out of 11 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in Latin America. We manage a system of electronic payment networks and offer a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico, that process over three billion transactions annually. Additionally, we offer technology outsourcing in all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels, and enter new markets. We believe these competitive advantages include:

•Our ability to provide competitive products;
•Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;
•Our ability to leverage proprietary IP that enables us to be nimble and flexible when it comes to client requirements;
•Our ability to put forth Spanish speaking developers in front of our Spanish speaking customers making communication much more effective and integrations more efficient;
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

We sell and distribute our services primarily through a proprietary direct sales force with established customer relationships. We continue to pursue joint ventures and merchant acquiring alliances. We benefit from an attractive business model, the hallmarks of which are recurring revenue, scalability, significant operating margins, and moderate capital expenditure requirements. Our revenue is predominantly recurring in nature because of the mission-critical and embedded nature of the services we provide. In addition, we generally negotiate multi-year contracts with our customers. We believe our business model should enable us to continue to grow our business organically in the primary markets we serve without significant incremental capital expenditures.

As of December 31, 2021, Popular, Inc. (Nasdaq: BPOP) ("Popular") owned approximately 16.2% of our common stock and was our largest shareholder. For the year ended December 31, 2021, 42% of our revenue was generated from our relationship with Popular. The revenue concentration with Popular makes our MSA with them our most significant client contract. On February 24, 2022, we announced that we entered into an agreement to modify and extend the main commercial agreements with Popular that had an initial term ending in 2025, including the MSA. We also entered into an agreement to sell Popular certain assets in exchange for Popular owned Evertec stock ("Popular Transaction"). As part of this transaction, Popular has agreed to take certain actions after closing to ensure that Evertec is no longer deemed a “subsidiary” of Popular for purposes of the Bank Holding Company Act, including reducing their voting interest in Evertec to 4.5% over a period of three months after the close of the transaction through either the sale of shares or conversion to non-voting preferred shares.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Relationship with Popular.”

Industry Trends

Accelerated Shift to Digital Payment Methods

As a result of the COVID-19 pandemic, consumer preference has accelerated its shift away from cash and paper payment methods, noting increased demand for omni-channel payment services that facilitate cashless and contactless transactions. The ongoing migration to digital payment methods continues to benefit the transaction-processing industry globally. Technologies such as contactless payments, tap-on-phone, mobile commerce, “e-wallets” and advanced and smart POS devices continue to drive the shift away from cash and other traditional payment methods. The Company has benefited from an increase in transaction volumes for these types of payment solutions. As consumers and merchants increase demand for contactless and mobility-based solutions, the Company has continued to innovate and invest, expanding the footprint and functionality of digital solutions such as Placetopay (e-commerce gateway), our wallet ATH Movil and ATH Business, and Paystudio our issuing and acquiring processing platform. We believe that the ongoing shift to digital payments will continue to generate substantial growth opportunities for our business.

The digital payments space is experiencing rapid and disruptive technological innovation which has been accelerated by the ongoing pandemic and the resulting shift in consumer preferences and merchant demands.

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

The markets in which we operate, particularly in the Latin American and Caribbean region continue to grow and consumer preference is driving an increase for electronic payments usage. Non-cash transaction volumes in Latin America have grown from 40.9 billion in 2016 to 57.2 billion in 2020 according to the 2021 World Payments report, representing a compound annual growth rate of 8.7%. Increase in demand for contactless technology, QR code payments and instant payment-based transfers is one of the main drivers for this growth. Latin America is one of the fastest-growing mobile markets globally, with a growing base of tech-savvy customers that demonstrate a preference for credit cards, digital wallets, contactless payments, and other value-added offerings. Non-cash markets in Latin America are expected to continue their accelerated growth, with non-cash transactions expected to reach over 100 billion in 2025, a growth rate of 14.1% from 2020 to 2025. The region's FinTech sector is driving change via new contactless payment technology that are becoming popular alternatives to cash payments. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

Ongoing Technology Outsourcing Trends

We benefit from the trend of financial institutions and government agencies outsourcing technology systems and processes. Financial institutions globally are facing significant challenges including the entrance of non-traditional competitors, the compression of margins on traditional products, significant channel proliferation and increasing regulation that could potentially curb profitability. Many of these institutions have traditionally fulfilled their IT needs through legacy computer systems, operated by the institution itself. Legacy systems are generally highly proprietary, inflexible, and costly to operate and maintain. Many medium and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these legacy systems is financially and logistically challenging, which presents a business opportunity for the Company.

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technology needs, language, and culture. We have built leadership positions across the transaction-processing value chain and the financial technology space in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new ones. We are one of the largest merchant acquirers in Latin America based on total number of transactions. We own and operate the ATH network, which we believe is one of the leading ATM and PIN debit networks in Latin America. EVERTEC processed over three billion transactions in 2021. According to management's estimates, ATH branded products are the most frequently used electronic method of payment in Puerto Rico. Our scale and customer base of top tier financial institutions and government entities ensures we are the leading card issuer and core bank processors in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of financial institution, merchant, fintech, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Our Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America and Merchant Acquiring segments, as well as certain business lines representing the majority of our business solutions segment, generate recurring revenues that collectively accounted for approximately 95% of our total revenues in 2021. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five-year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment and our Payment Services - Latin America segment, such as IT consulting for a specific project or integration or one-time license sales. Additionally, we provide a number of critical payment services, core baking services and business solutions products and services to Popular as part of the 15-year MSA entered into on September 30, 2010 and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we are able to gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our scalable, end-to-end technology platforms that allow us to provide a broad range of transaction-processing services and develop and deploy technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $251 million over the last five years on technology investments, including POS terminals, to continue building the capacity and functionality of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

Experienced Management Team with a Strong Track Record of Execution

We have grown our revenue organically by introducing new products and services and expanding our geographic footprint throughout Latin America. We have a proven track record of creating value from operational and technology improvements and capitalizing on cross-selling opportunities. EVERTEC's management team brings many years of industry experience, with long-standing leadership at the operating business level and collectively benefits from an average of over 20 years of industry experience. We believe our leadership team is well positioned to continue to drive growth across business lines and regions.

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

Expand in the Latin America Region

We believe there is substantial opportunity to expand our businesses in the Latin American region. We believe that we have a competitive advantage relative to competitors based on our first-hand knowledge of the Latin American and Caribbean markets and their technological needs, our physical presence in the region, language, and culture. We believe significant growth opportunities exist in a number of large markets such as Colombia, México, and Chile, among others. We also believe that there is an opportunity to provide our services to existing fintech and financial institution customers in other regions where they operate. Additionally, we continually evaluate our strategic plans for geographic expansion, which can be achieved through strategic acquisitions, joint ventures, partnerships, or alliances. For a description of risks associated with obtaining regulatory approvals and other risks associated with strategic transactions, see “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions.”

Develop New Products and Services

At the core of Evertec’s value proposition is innovation. We have to take advantage of the changing consumer and market dynamics and build innovative solutions for our clients. Our close relationship with customers and deep understanding of the markets where we operate, together with a proprietary intellectual property around our products and offerings, allow Evertec to continuously explore and develop new products and services that tend to our customer’s needs.

We plan to continue investing and growing our merchant, financial institution, fintech, corporate and government customer base by investing in core products, including (i) processing platforms, such as Paystudio, (ii) data and fraud management solutions, such as Risk Center, Scudo and 3DS, (iii) merchant capture channels, such as ATH Movil for person-to-person, and person-to-merchant digital transactions, pvot for Smart POS and Placetopay for card-not-present and omni-channel experiences. We also invest in value-added services such as API enablement, tokenization, loyalty, digital on-boarding, and predictive models. We intend to continue to focus on these and other new product opportunities in order to take advantage of our leadership position in the transaction-processing and financial services industry in the Latin American and Caribbean region.

Our Business

We offer our customers end-to-end products and solutions across the transaction-processing value chain from a single source across numerous channels and geographic markets, as further described below.

Merchant Acquiring

Our merchant acquiring business provides services to merchants that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. Our full suite of merchant acquiring services includes, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, processing of transactions digitally through our online payment gateway, the settlement of funds with the participating financial institution, detailed sales reports, and customer support. In 2021, our merchant acquiring business processed over 474 million transactions.

Payment Services

We believe we are the largest card processor and card network service provider in the Caribbean. We provide a diversified suite of payment processing products and services to blue chip regional and global corporate customers, government agencies, and financial institutions across Latin America and the Caribbean. These services provide our clients with the technology necessary to facilitate the processing and routing of payments across the transaction-processing value chain.

At the point-of-sale, we sell transaction-processing technology solutions, similar to the services in our merchant acquiring business, to other merchant acquirers enabling them to service their own merchant customers. We also offer terminal driving solutions to merchants, merchant acquirers (including our merchant acquiring business) and financial institutions, which provide the technology to securely operate, manage and monitor POS terminals and ATMs. We also rent POS devices to financial institution customers who seek to deploy them across their own businesses.

To connect the merchants to card issuers, we own and operate the ATH network, which we believe is one of the leading ATM and PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction-processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. We also own and operate ATH Movil and ATH Business which is an ATH network application that allows individuals to (i) transfer money instantly to individuals and merchants using only their phone number, and (ii) transfer money between an individual's registered cards. ATH Business enables businesses through the download of the application to accept payments instantly for their services or products from individuals with ATH Movil in real time and to donate to non-profit organizations. The ATH network and payment processing businesses processed approximately two billion transactions in 2021.

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

We have been the main provider of EBT services to the Puerto Rican government since 1998. Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system and serves over 850,000 active participants in Puerto Rico.

Business Solutions

We provide our financial institutions, corporate and government customers with a wide suite of business process management solutions including core bank processing, network hosting and management, IT consulting, business process outsourcing, item and cash processing, and fulfillment. In addition, we believe we are the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean.

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

In merchant acquiring, we compete with several other service providers and financial institutions that are either in our markets or represented through Independent Sales Organizations (“ISO”), including Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Elavon, Inc., EVO Payments, Inc., Paypal, Square, Zelle and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, reliability of service, brand awareness, strength of the relationship with financial institutions, system functionality, integration service capabilities and innovation. Our business is also impacted by the expansion of new payments methods and devices, card association business model expansion, and bank consolidation.

In payment services, we compete with several other third-party card processors, debit networks, and financial technology providers, including Tecnocom Telecomunicaciones y Energía, S.A., Galileo Financial Technologies, LLC, Marqeta, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., MasterCard, Visa, American Express, Discover, Global Payments, Inc. Rappi, PayU and Paypal. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities.

In business solutions, our main competition includes internal technology departments within financial institutions, retailers, data processing or software development departments of large companies, large technology and consulting companies, and/or financial technology providers, such as Fidelity National Information Services, Inc., Jack Henry & Associates, Inc., CGI Inc. and Fiserv, Inc. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities, and disaster recovery and business continuity capabilities.

Intellectual Property

We own numerous registrations for several trademarks in different jurisdictions and own or have licenses to use certain software and technology, which are critical to our business and future success. For example, we own the ATH and EVERTEC trademarks in several jurisdictions, which are associated by the public, financial institutions and merchants with high quality and reliable electronic commerce, payments, and debit network solutions and services. Such goodwill allows us to be competitive, retain our customers and expand our business. Further, we also use a combination of (i) proprietary software, and (ii) duly licensed third-party software to operate our business and deliver secure and reliable products and services to our customers. The licensed software is subject to terms and conditions that we considered within the industry standards. Most are perpetual licenses and the rest are term licenses with renewable terms. In addition, we monitor these license agreements and maintain close contact with our suppliers to ensure their continuity of service.

We seek to protect our intellectual property rights by securing appropriate statutory intellectual property protection in the relevant jurisdictions. We also protect proprietary know-how and trade secrets through company confidentiality policies, licenses, programs, and contractual agreements.

People and Culture

At December 31, 2021, we had approximately 2,500 employees, 53% of which are Puerto Rico and US employees, while our remaining workforce is composed of foreign nationals working in our offices throughout Latin America, which include, Dominican Republic, Mexico, Guatemala, Costa Rica, Panama, Colombia, Chile, Uruguay and Brazil. In Brazil, we have two unionized employees covered by the terms of industry-specific collective agreements. None of our other employees are otherwise represented by any labor organization. We believe we have strong and positive relationships with our employees. We have not experienced any work stoppages in connection with employee matters.

Diversity and Inclusion

Our culture is underpinned by our core values, including a commitment to diversity and inclusion, an essential component of our formula for innovation. We value diversity of ideas, thoughts, and opinions, as well as of race, gender, age, cultural backgrounds, and physical abilities, among others. We embrace inclusion by integrating diversity into our human capital management, product development and customer service strategies and decisions. Our workforce is 37% female and 63% male, making us unique among technology companies both in the U.S. and in Latin America. Over 99% of our employees and over 90% of our managers are Hispanic.

In 2021, the Company implemented the Next Generation Talent Program which identifies emerging leaders in the organization and provides them with training and development focused on becoming the successors for senior management. The program has a 50/50 male and female participation.

The Company has been included in the Bloomberg Gender Equality Index ("GEI") for four consecutive years. The GEI distinguishes companies committed to transparency in gender reporting and advancing women’s equality.

Employee Engagement

Evertec considers employee engagement a key component of its high-performance culture. Throughout the year, we engage with our employees in many ways, including through content on Evertec’s intranet, digital signage, virtual quarterly town-hall style (all-staff) meetings, and in many other ways.

An internal engagement survey is conducted at least once every two years. Our last comprehensive engagement survey was performed in 2020, with 85% of employees participating, the highest participation rate in the Company's history. The survey empowers employees to provide feedback on a variety of experiences, the results help Evertec's management and leadership gain insight into the most important drivers related to the work environment of our employees. Areas with highest employee satisfaction were our business and organizational development, collaboration, and work environment. In response to this employee feedback, management collaborates with our employees to create and adopt action plans to address concerns or potential areas of improvement. Completion of these action plans are monitored by the People & Culture division and reported to senior management.

Recruiting and Development Initiatives

Evertec pursues a diverse talent pool and is an Equal Opportunity Employer that aims to hire the best-qualified candidates for available positions. We promote based on merit. Our diversity recruitment initiatives are tracked through the completion of an Annual Affirmative Action Plan. In addition, we periodically conduct gender gap pay analysis for our employee population. The Company currently has a remote recruitment and on-boarding strategy to ensure the safety of our new hires and existing population in connection with the ongoing COVID-19 pandemic.

Evertec is focused on providing our employees the tools needed for their career development. Evertec University, in one platform, features all the learning opportunities available to our workforce, providing a curriculum composed of both online classroom and external trainings. Within Evertec University, we developed a leadership program that includes a 360-degree assessment, feed forward sessions, a leadership on-boarding program and a leadership academy. In 2021, the Company began providing access to the Linkedin learning platform which provides an extensive and diverse training catalog ranging from technical to soft-skill and leadership courses that allow our employees to develop in a self-paced and flexible environment. We also provide health and safety educational sessions in liaison with external health professionals as part of our health and wellness education programs efforts.

Our values for People and Culture are aligned with our commitment to environmental, social and governance (ESG). For further information, refer to the ESG tear sheet available on our website at https://ir.evertecinc.com/ESG.doc as well as Vision, Mission and Values section in our most recent proxy statement. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

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

Transactions with Affiliates

To the extent that we are deemed to be an affiliate of Popular for purpose of the affiliate transaction rules found in Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board, we will be subject to various restrictions on our ability to borrow from and engage in certain other transactions with Popular’s bank subsidiaries, Banco Popular and Banco Popular North America (“BPNA”). In general, these rules require that any “covered transaction” that we enter into with Banco Popular or BPNA (or any of their respective operating subsidiaries), as the case may be, must be limited to 10% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. In addition, all “covered transactions” between Banco Popular or BPNA, on the one hand, and Popular and all of its subsidiaries and affiliates on the other hand, must be limited to 20% of Banco Popular’s or BPNA’s, as the case may be, capital stock and surplus. “Covered transactions” are defined by statute and by regulation to include a loan or extension of credit from a bank to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, or the credit risk arising from certain repurchase, securities borrowing/lending and derivative transactions that a bank may engage in with an affiliate. Certain credit transactions by a bank with an affiliate, in addition to being subject to the limitations above, must be secured by specified collateral.

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

New lines of business, other new activities, divestitures, or acquisitions that we may wish to commence in the future may not be permissible for us under the BHC Act, the Federal Reserve Board’s Regulation K or other applicable U.S. federal banking laws. Further, as a result of being subject to regulation and supervision by the Federal Reserve Board, we may be required to obtain the approval of the Federal Reserve Board before engaging in certain new activities or businesses, whether organically or by acquisition, unless such activities are considered financial in nature. If we are unable to obtain any such approval on a timely basis, are delayed in receiving approval, are approved subject to regulatory conditions or do not receive approval, this may make transactions more expensive or may make us less attractive to potential sellers.

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

Regulatory Reform and Other Legislative Initiatives

The payment card industry has come under increased scrutiny from lawmakers and regulators. The Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) set forth significant structural and other changes to the regulation of the financial services industry, including the establishment of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has broad supervisory, enforcement and rulemaking authority over consumer financial products and services (including many offered by us and by our clients) and certain bank and non-bank providers of such products and services. In addition, Section 1075 of the Dodd-Frank Act (commonly referred to as the “Durbin Amendment”) imposed new restrictions on card networks and debit card issuers. More specifically, the Durbin Amendment provides that the interchange transaction fees that a card issuer or payment network may receive or charge for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction.

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

The CFPB is responsible for many of the regulatory functions with respect to consumer financial products and services. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive, or abusive acts or practices in connection with the offering of a consumer financial product or service or any transaction with a consumer for such product or service. The CFPB also has authority to examine supervised entities for compliance with, and to enforce violations of, consumer financial protection laws.

To the extent that we are deemed an affiliate of Banco Popular, an insured depository institution with greater than $10 billion in total consolidated assets, and as a service provider to other insured depository institutions with $10 billion or more in total consolidated assets, as well as larger participants in markets for consumer financial products and services, as determined by the CFPB, we are subject to the supervision, enforcement, and rulemaking authority of the CFPB. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs.

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

Other Government Regulations

Our services are also subject to a broad range of complex federal, state, Puerto Rico, and foreign regulation, including privacy laws, international trade regulations, the Bank Secrecy Act and other anti-money laundering laws, anti-trust and competition laws, the U.S. Internal Revenue Code, the PR Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and other Puerto Rico laws and regulations. Failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide such services, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation (in addition to oversight by the Federal Reserve Board) that impact our business are described below.

Privacy and Information Security Regulations

We and our financial institution clients are required to comply with various U.S. state, federal and foreign privacy laws and regulations, including those imposed under the Gramm-Leach-Bliley Act of 1999 which applies directly to a broad range of financial institutions and to companies that provide services to financial institutions. These laws and regulations place restrictions on the collection, processing, storage, use and disclosure of certain personal information, require disclosure to individuals of detailed privacy practices and provide them with certain rights to prevent the use and disclosure of protected information. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, states officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information. In addition, U.S. state and federal government agencies have been contemplating or developing new initiatives to safeguard privacy and enhance data and information security. Some foreign privacy laws may be stricter than those applicable under U.S. federal, state, or Puerto Rican law. As a provider of services to financial institutions, we are required to comply with applicable privacy and cybersecurity regulations and are bound by the same limitations on disclosure of the information received from our customers as applied to the financial institutions themselves. See “Item 1A. Risk Factors-Risks Related to Our Business-We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business."

Anti-Money Laundering and Office of Foreign Assets Control Regulation

Since we provide data processing services to both foreign and domestic financial institutions, we are required to comply with certain anti-money laundering and terrorist financing laws and economic sanctions imposed on designated foreign countries, nationals, and others. Specifically, we must adhere to the requirements of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”) regarding processing and facilitation of financial transactions, as well as other state, local and foreign laws relating to money laundering. Furthermore, as a data processing company that provides services to foreign parties and facilitates financial transactions between foreign parties, we are obligated to screen transactions for compliance with the sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations prohibit us from entering into or facilitating a transaction to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals and others, such as narcotics traffickers and terrorists or terrorist organizations designated by the U.S. Government under one or more sanctions regimes.

A major focus of governmental policy in recent years has been aimed at combating money laundering and terrorist financing. Preventing and detecting money laundering and other related suspicious activities at their earliest stages warrants careful monitoring. The BSA, along with a number of other anti-money laundering laws, imposes various reporting and record-keeping requirements concerning currency and other types of monetary instruments. Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. These laws and regulations impose obligations to maintain appropriate policies, procedures, and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for us. We may also be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Federal Trade Commission Act and Other Laws Impacting our Customers' Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting Unfair or Deceptive Acts or Practices (“UDAP”). In addition, there are other laws, rules and/or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant's payment processor, to investigations, fees, fines, and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states' attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules, and regulations. To the extent we process payments for a merchant that may be in violation of these laws, rules, and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Anti-trust and Competition Laws

We are required to comply with various federal, local, and foreign competition and anti-trust laws, including the Sherman Act, Clayton Act, Hart-Scott-Rodino Antitrust Improvements Act, Robinson-Patman Act, Federal Trade Commission Act and Puerto Rico Anti-Monopoly Act. In general, competition laws are designed to protect businesses and consumers from anti-competitive behavior. Competition and anti-trust law investigations can be lengthy, and violations are subject to civil and/or criminal fines and other sanctions for both corporations and individuals that participate in the prohibited conduct. Class action civil anti-trust lawsuits can result in significant judgments, including in some cases, payment of treble damages and/or attorneys' fees to the successful plaintiff. See “Item 1A. Risk Factors—Risks Related to Our Business—We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdiction in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions.”

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

 Association and Network Rules

Several of our subsidiaries are registered with or certified by card associations and payment networks, including the ATH network, MasterCard, Visa, American Express, Discover and numerous debit and EBT networks as members or as service providers for member institutions in connection with the services we provide to our customers. As such, we are subject to applicable card association and network rules, which could subject us to a variety of fines or penalties that may be levied by the card associations or networks for certain acts and/or omissions by us, our acquirer customers, processing customers and/or merchants. For example, “EMV” is a credit and debit card authentication methodology that the card associations are mandating to processors, issuers, and acquirers in the payment industry. Compliance deadlines for EMV mandates vary by country and by payment network. We have invested significant resources and man-hours to develop and implement this methodology in all our payment related platforms. However, we are not certain if or when our financial institution customers will use or accept the methodology and the time it will take for this technology to be rolled-out to all customer ATM and POS devices connected to our platforms or adopted by our card issuing clients. Non-compliance with EMV mandates could result in lost business or financial losses from fraud or fines from network operators. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various government laws regarding such operations, including laws pertaining to EBT.

Geographic Concentration

For the year ended December 31, 2021, 80% of revenues were generated from our business in Puerto Rico, while the remaining 20% was generated from Latin America and the Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala, Colombia, Chile, Uruguay, Brazil, and Panamá. The Caribbean primarily represents the Dominican Republic and the Virgin Islands. See Note 24 to Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to geographic areas.

Seasonality

Our payment businesses generally experience increased activity during the traditional holiday shopping periods and around other nationally recognized holidays.

Available Information

EVERTEC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to such reports (if applicable) filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, through our website, http://www.evertecinc.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, we make available on our website under the heading of “Corporate Information” our: (i) Code of Ethics; (ii) Code of Ethics for Service Providers; (iii) Corporate Governance Guidelines; (iv) the charters of the Audit, Compensation and Nominating and Corporate Governance committees, and also, we intend to disclose any amendments to the Code of Ethics. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. The aforementioned reports and materials can also be obtained free of charge upon written request or telephoning to the following address or telephone number:

EVERTEC, Inc.
Cupey Center Building
Road, 176, Kilometer 1.3
San Juan, Puerto Rico 00926
(787) 759-9999

Our filings with the SEC are also available to the public from commercial document retrieval services and at the web site maintained by the SEC at http://www.sec.gov.

Our Corporate Information

We were incorporated on April 13, 2012 in Puerto Rico under the name Evertec, Inc. Our principal executive offices are located at Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico 00926, and our telephone number is (787) 759-9999.

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

In 2021, we derived approximately 42% of our revenue from our relationship with Popular and the MSA is our most significant client contract, which has an initial term ending in 2025. The majority of Popular’s business is presented in the Business Solutions segment. If Popular were to terminate or fail to perform under the MSA, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse impact on our financial condition and results of operations.

If we are unable to maintain our merchant relationships and our alliance with Popular, our business may be materially adversely affected.

Growth in our merchant acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our relationship with Banco Popular, a wholly owned subsidiary of Popular. A substantial portion of our business is generated from our Independent Sales Organization Sponsorship and Services Agreement (the “ISO Agreement”) with Banco Popular, which has an initial term ending in 2025.

Banco Popular acts as a merchant referral source and provides sponsorship into the ATH, Visa, Discover and MasterCard networks for merchants, as well as card association sponsorship, clearing and settlement services. We provide transaction-processing and related functions. Both we and Popular, as alliance partners, may provide management, sales, marketing, and other administrative services to merchants. We rely on the continuing growth of our merchant relationships, which in turn is dependent upon our alliance with Banco Popular and other distribution channels. There can be no guarantee that this growth will continue and the loss or deterioration of these relationships, whether due to the termination of the ISO Agreement or otherwise, could negatively impact our business and result in a material reduction of our revenue and income.

If we are unable to renew or negotiate extensions for our MSA with Popular, our ISO Agreement with Banco Popular and our ATH Network Participation Agreement and ATH Support Agreement with Banco Popular (the “BPPR ATH Agreements"), or if we are required to provide significant concessions to Popular or Banco Popular to secure extensions or otherwise, our ability to renegotiate our debt, results of operations, financial condition and trading price of our common stock may be materially adversely affected.

We regularly discuss with Popular the terms of the MSA and the services we provide to Popular thereunder. We cannot be certain that we will be able to negotiate an extension to the MSA upon its expiration on its terms. Even if we are able to negotiate an extension of the MSA, any new master services agreement may be materially different from the existing MSA. Further, Popular may require significant concessions from us with respect to pricing, services, and other key terms, both in respect of the current term and any future extension of the MSA. Any such events may materially and negatively impact our financial condition, results of operations and trading price of our common stock, as well as potentially limit our ability to renegotiate our debt.

Pursuant to our ISO Agreement with Banco Popular, Banco Popular sponsors us as an independent sales organization with respect to certain credit card associations and is required to exclusively refer to us any merchant that inquires about, requests or otherwise evidences interest in merchant and other services. If the ISO Agreement is not renewed, we will have to seek other card association sponsors, we will not benefit from Banco Popular referral of merchants and we may experience the loss of some merchants if Banco Popular itself enters the merchant acquiring business or agrees to sponsor another independent sales organization.  Any of these events may negatively impact our financial condition and results of operations.

The BPPR ATH Agreements also have initial terms ending in 2025. Under such agreements, among other things, we provide Banco Popular certain ATM and POS services in connection with our ATH network; we grant a license to use the ATH logo, word mark and associated trademarks; and Banco Popular agrees to support, promote, and market the ATH network and brand and to issue debit cards bearing the symbol of the ATH network. If one or both of the BPPR ATH Agreements are not extended, our ATH brand and network could be negatively impacted, and our financial condition and results of operations materially adversely affected.

The inability to renew or maintain client contracts on favorable terms or at all may materially adversely affect our results of operations and financial condition.

Our contracts with private clients generally run for a period of one to five years. Our government contracts generally run for one year and do not include automatic renewal periods due to government procurement rules and related fiscal funding requirements. Our standard merchant contract has an initial term of up to three years, with automatic one-year renewal periods. At the end of the relevant contract term, clients can renew or renegotiate their contracts with us, but may also decide to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and/or contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

We also depend on our payment processing clients to comply with their contractual obligations, applicable laws, regulatory requirements and credit card associations rules or standards. A client's failure to comply with any such laws or requirements could force us to declare a breach of contract and terminate the client relationship. The termination of such contracts or relationships, as well as any inability to collect any damages caused, could have a material adverse effect on our business, financial condition, and results of operations. Additionally, any such failure by clients to comply could also result in fines, penalties or obligations imputed to EVERTEC, which could also have a material adverse effect on our business.

We rely on our systems, employees and certain suppliers and counterparties, and certain failures could materially adversely affect our operations.

Many of our services are based on sophisticated software, technology, and computing systems, and we may encounter delays when developing new technology solutions and services. We have experienced and expect to continue to experience actual and attempted cyber-attacks of our IT networks, such as through phishing scams and ransomware. The technology solutions underlying our services have occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. We may experience difficulties in installing or integrating our technologies on platforms used by our customers.

Our businesses are dependent on our ability to reliably process, record and monitor a large number of transactions. We settle funds on behalf of financial institutions, other businesses and consumers and process funds transactions from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments, electronic benefits transfer ("EBT") transactions and check clearing that supports consumers, financial institutions, and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and, in some cases, the detection or prevention of fraudulent payments. If any of our financial, accounting, or other data processing systems or applications fail or experience other significant shortcomings, our ability to serve our clients and accordingly our results of operations could be materially adversely affected. Such failures or shortcomings could be the result of events that are beyond our control, which may include, for example, computer viruses, fires, electrical or telecommunications outages, natural disasters, disease pandemics, terrorist acts or other unanticipated damage to property or physical assets. Any such shortcoming could also damage our reputation, require us to expend significant resources to correct the defect, and may result in liability to third parties, especially since some of our contractual agreements with financial institutions require the crediting of certain fees if our systems do not meet certain specified service levels.

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

The ongoing COVID-19 pandemic has had, and may continue to have, a negative impact on the global economy and may have a negative impact on our business, operations, and results.

The COVID-19 pandemic, and measures taken to contain and/or mitigate it, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns, have had dramatic adverse consequences for the global economy. The effects of COVID-19 on our business and our financial condition could include but are not limited to the following: (i) payment processing risks associated with disruptions to merchant activity and business failures including chargeback risk; (ii) adverse effects on revenue streams for certain lines of business in the Business Solutions segment (including core banking, network services, IT consulting, cash and item processing); (iii) reduced transactional revenue in our Payment Services - Latin America segment; (iv) additional regulatory requirements; (v) changes to normal operations; (vi) impairments in our ability to timely deliver key projects; (vii) negative effects of general macroeconomic conditions on consumer confidence; (viii) significant reductions or volatility in demand for one or more of our products and (ix) reduced demand from consumers, stemming from the concern of the risk of contracting COVID-19, resulting in loss of profits.

These factors may prevail for a significant period of time and may adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided, including any economic downturn or recession that has occurred or may occur in the future. If these effects are sustained, they could have accounting consequences such as impairments of tangible and intangible long-lived assets and could affect our ability to operate effective internal control over financial reporting and execute expansion plans or invest in product development. Further, to the extent the COVID-19 pandemic adversely affects our business, results of operations or financial condition, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.

As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records. We also operate payment, cash access and electronic card systems. Attacks on information technology systems continue to grow in frequency, complexity and sophistication, a trend we expect will continue. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public information. Such attacks have become a point of focus for individuals, businesses, and governmental entities.

Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in the successful operations of our businesses. These risks are increased when we transmit information over the Internet as our visibility in the global payments industry attracts hackers to conduct attacks on our systems. Our security measures may also be breached due to the mishandling or misuse of information; for example, if such information were erroneously provided to parties who are not permitted to have the information, either by employees acting contrary to our policies or as a result of a fault in our systems.

Actual or perceived vulnerabilities or data breaches may lead to claims against us, which may require us to spend significant additional resources to remediate by addressing problems caused by breaches and further protect against security or privacy breaches. Additionally, while we maintain insurance policies specifically for cyber-attacks, our current insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. A significant security breach, such as loss of credit card numbers and related information, could have a material adverse effect on our reputation and could result in a loss of customers throughout the years. Some of our systems have experienced in the past and may experience in the future security breaches and, although they did not have a material adverse effect on our operating results or reputation, there can be no assurance of a similar result in the future. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations, financial condition, and reputation. Any breaches of network or data security at our customers, partners or vendors could have similar negative effects.

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
Changes in technology may limit the competitiveness of and demand for our services. Our businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our relative markets. Our inability to respond to new competitors and technological advancements could impact all of our businesses. For example, the ability to adopt technological advancements surrounding POS technology available to merchants could have a material and adverse impact on our merchant acquiring business.

Consolidations in the banking and financial services industry could adversely affect our revenues by eliminating existing or potential clients and making us more dependent on a more limited number of clients.

In recent years, there have been a number of mergers and consolidations in the banking and financial services industry. Mergers and consolidations of financial institutions reduce the number of our clients and potential clients, which could adversely affect our revenues. Further, if our clients fail or merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger banks or financial institutions resulting from mergers or consolidations would have greater leverage to negotiate terms less favorable to us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

There may be a change in the use of cards as a payment mechanism or adverse developments with respect to card industry in general.

If the number of electronic and digital payment transactions of the type we process does not continue to grow or if businesses or consumers do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial position, and results of operations. We believe future growth in the use of credit, debit and other electronic and digital payments will be driven by the cost, ease-to-use, and quality of products and services offered to customers and businesses. In order to consistently increase and maintain our profitability, businesses and consumers must continue to use electronic and digital payment methods that we process, including credit and debit cards.

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

Changes in interchange fees charged by credit card associations and debit networks could increase our costs or otherwise materially adversely affect our business.

From time to time, card associations and debit networks change interchange, processing, and other fees, which could impact our merchant acquiring and payment services businesses. Competitive pressures could result in our merchant acquiring and payment services businesses absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin, and adversely affect our business, operating results, and financial condition.

We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could materially adversely affect the operations of one or more of our businesses in those jurisdictions.

Our business is subject to the laws, rules, regulations, and policies in the countries in which we operate, as well as the legal interpretation of such regulations by administrative bodies and the judiciary of those countries. The expansion of our business may also result in increased regulatory oversight and enforcement, as well as any claims by regulatory agencies and courts that we are required to obtain licenses to engage in certain business activity.

Enforcement of, failure, or perceived failure to comply with laws, rules, regulations, policies, or licensing requirements could result in criminal or civil lawsuits, penalties, fines, forfeiture of significant assets, an outright or partial restriction on our operations, enforcement in one or more jurisdictions, additional compliance and licensure requirements, and force us to change the way we or our users do business. Any changes in our or our users' business methods could increase cost or reduce revenue.

The laws, rules, regulations, and policies in the markets in which we operate include, but are not limited to, privacy and user data protection, banking, money transmission, antitrust, anti-money laundering and the export, re-export, and re-transfer abroad of covered items. In addition, our operations in most of the countries where we operate are subject to risks related to compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and other local laws prohibiting corrupt payments to government officials and other third parties.

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

To the extent that we are deemed to be controlled by Popular pursuant to regulation and guidance under the Bank Holding Company Act of 1956 (the “BHC Act”), we will be subject to regulation, supervision, and examination by the U.S. Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The BHC Act defines “control” differently than GAAP, and “control” can be found based on a variety of facts and circumstances. New lines of business, other new activities and acquisitions that we may wish to commence or undertake in the future, including the manner in which we conduct our business or may undertake such activities or acquisitions, may not be permissible for us under the BHC Act, the Federal Reserve Board's Regulation K or other applicable U.S. federal banking laws or may require the approval of the Federal Reserve Board or another applicable U.S. federal banking regulator. Potential acquisitions may take longer, be more costly, or make us less attractive as a buyer. There can be no assurance that any required regulatory approvals will be obtained, or that they will be obtained without regulatory conditions. Additional regulatory requirements may be imposed on our activities or acquisitions to the extent we are controlled by Popular and Popular is subject to any supervisory or enforcement action, even if the supervisory actions are unrelated to us or to our business. To the extent that we are deemed to be controlled by Popular for purposes of the BHC Act, we may conduct only activities authorized under the BHC Act and the Federal Reserve Board's Regulation K and other related regulations for a bank holding company or a financial holding company. These restrictions may limit our ability to acquire other businesses or enter into other strategic transactions.

Export

We are also subject to the Export Administration Regulations (“EAR”), which regulates the export, re-export and re-transfer abroad of covered items made or originating in the United States as well as the transfer of covered U.S.-origin technology abroad. There can be no assurance that we have not violated the EAR in past transactions or that our new policies and procedures will prevent us from violating the EAR in every transaction in which we engage. Any such violations of the EAR could result in fines, penalties or other sanctions being imposed on us, which could negatively affect our business, operating results, and financial condition.

Some financial institutions refuse, even in the absence of a regulatory requirement, to provide services to companies operating in certain countries or engaging in certain practices because of concerns that the compliance efforts perceived to be necessary may outweigh the usefulness of the service relationship. Our operations outside the United States make it more likely that financial institutions may refuse to conduct business with us for this type of reason. Any such refusal could negatively affect our business, operating results, and financial condition.

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

Antitrust

Due to our ownership of the ATH network and our merchant acquiring and payment services business in Puerto Rico, we are involved in a significant percentage of the debit and credit card transactions conducted in Puerto Rico each day. We have in the past been subject to regulatory investigations and any future regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with U.S. state and federal antitrust requirements could potentially have a material adverse effect on our reputation and business. In connection with any acquisitions, in addition to other U.S. federal requirements, we must also comply with antitrust and/or competition law requirements.

Puerto Rico's fiscal crisis could have a material adverse effect on our business and the trading price of our common stock.

For the years ended December 31, 2021 and 2020, approximately 80% and 82%, respectively, of our total revenues were generated from our operations in Puerto Rico. Some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly impacted by adverse economic or political developments in Puerto Rico, including adverse effects on the trading price of our common stock, our customer base, general consumer spending and the timeliness of the Government's payments, thus increasing our Government accounts receivable, and potentially impairing the collectability of those accounts receivable. As of December 31, 2021, we had net receivables of $14.1 million from the Government and certain public corporations.

A protracted government shutdown could negatively affect our financial condition

During any protracted federal government shutdown, the federal government may reduce or cut funding for certain welfare and disaster relief programs. Beneficiaries of certain federal programs, such as the Supplemental Nutrition Assistance Program (SNAP), obtain their benefits through electronic benefits transfer (EBT) accounts. A temporary or permanent reduction in federal welfare and relief programs could lead to a decrease in electronic benefit card volume. The effect of a protracted government shutdown now or in the future may materially and adversely affect our revenues, profitability, and cash flows.

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

Our financial performance and results of operations may be adversely affected by general economic, political, and social conditions and uncertainty in the emerging markets in which we operate. Many countries in Latin America have suffered significant economic, political, and social crises in the past, including most recently as a result of the ongoing COVID-19 pandemic and the related restrictions imposed to mitigate its impact, and these events may occur again in the future. Instability in Latin America has been caused by many different factors, including (i) exposure to foreign exchange variation, (ii) significant governmental influence over local economies; (iii) substantial fluctuations in economic growth; (iv) high inflation levels or domestic interest rates; (v) wage, price or exchange controls, or restrictions on expatriation of earnings; (vi) changes in governmental economic or tax policies or unexpected changes in regulation which may restrict the movement of funds or results in the deprivation of contract or property rights; (vii) imposition of trade barriers; (viii) terrorist attacks and other acts of violence or war; and (ix) overall political, social, and economic instability. Any of these events in the markets in which we operate could result in a material adverse impact on our business.

Failure to protect our intellectual property rights and defend ourselves from potential intellectual property infringement claims may diminish our competitive advantages or restrict us from delivering our services, which could result in a material and adverse impact on our business operations.

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

Unauthorized parties may attempt to copy or misappropriate certain aspects of our services, infringe upon our rights, or to obtain and use information that we regard as proprietary. Policing such unauthorized use of our proprietary rights is often very difficult, and therefore, we are unable to guarantee that the steps we have taken will prevent misappropriation of our proprietary software/technology or that the agreements entered into for that purpose will be effective or enforceable in all instances. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our results of operations or financial condition. Our registrations and/or applications for trademarks, copyrights, and patents could be challenged, invalidated, or circumvented by others and may not be of sufficient scope or strength to provide us with maximum protection or meaningful advantage. Managing any such challenges, even if they lack merit, could: (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing, or using software or applications that incorporate the challenged intellectual property; (iii) require us to redesign our software or applications, if feasible; (iv) divert management’s attention and resources; and (v) require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies. The laws of certain foreign countries in which we do business or contemplate doing business in the future may not protect intellectual property rights to the same extent as do the laws of the United States or Puerto Rico. Adverse determinations in judicial or administrative proceedings related to intellectual property or licenses could prevent us from selling our services and products or prevent us from preventing others from selling competing services, impose liability costs on us, or result in a non-favorable settlement, all of which could result in a material adverse effect on our business, financial condition and results of operations.

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

The grant contains customary commitments, conditions, and representations that EVERTEC Group is required to comply with in order to maintain the grant. The more significant commitments include: (i) maintaining at least 750 employees in EVERTEC Group’s Puerto Rico data processing operations during 2012 and at least 700 employees for the remaining years of the grant, (ii) investing at least $200.0 million in building, machinery, equipment or computer programs to be used in Puerto Rico during the effective term of the grant (to be made over four year capital investment cycles in $50.0 million increments), (iii) an additional best efforts capital investments requirement of $75.0 million by December 31, 2026 (to be made over four year capital investment cycles in $20.0 million the first three increments and $15.0 million the last increment); and (iv) 80% of EVERTEC Group employees must be residents of Puerto Rico. Failure to meet the requirements could result, among other things, in reductions in the benefits of the grant, tax penalties, other payment obligations or revocation of the grant in its entirety, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Securities, Corporate Structure and Governance

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 71,969,856 are outstanding as of December 31, 2021. All of these shares, other than the 11,654,803 shares held by Popular and the shares held by our officers and directors, are freely transferable without restriction or further registration under the Securities Act. We cannot predict the size of future issuances of our common stock or the effect, if any that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including any shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We are a holding company and rely on dividends and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

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

Popular has the right to nominate two members of our Board and, therefore, may be able to influence our decisions. The interests of Popular could conflict with your interests as a holder of shares of our common stock. For example, the concentration of ownership held by Popular, the terms of the Stockholder Agreement and our organizational documents (including Popular’s quorum rights and consent rights over amendments to our bylaws) and Popular’s right to terminate certain of its agreements with us in certain situations upon a change of control of EVERTEC Group, could delay, defer or prevent certain significant corporate actions that you as a stockholder may otherwise view favorably, including a change of control of us (whether by merger, takeover or other business combination). See “Certain Relationships and Related Party Transactions” in our proxy statement for a description of the circumstances under which Popular may terminate certain of its agreements with us. A sale of a substantial number of shares of stock in the future by Popular could cause our stock price to decline.

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

•prohibiting stockholders from acting by written consent unless the action is taken by unanimous written consent; and

•establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings, which advance notice requirements are not applicable to any directors nominated in accordance with the terms of the Stockholder Agreement.

Our issuance of shares of preferred stock could delay or prevent a change in control of us. Our Board has authority to issue shares of preferred stock, subject to the approval of at least one director nominated by Popular for so long as Popular, together with its respective affiliates, owns at least 10% of our outstanding common stock. Our Board may issue preferred stock in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. Popular, under and subject to the Stockholder Agreement and our organizational documents, will retain significant influence over matters requiring board or stockholder approval, including the election of directors. Together, our amended and restated certificate of incorporation, bylaws and Stockholder Agreement could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. The existence of the foregoing provisions, as well as the significant percentage of shares of our outstanding common stock owned by Popular and its individual right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

We are highly leveraged. As of December 31, 2021, the total principal amount of our indebtedness was approximately $467.5 million. Our high degree of leverage could have a significant impact on us, including (i) increasing our vulnerability to adverse economic, industry or competitive developments; (ii) requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities; (iii) exposing us to the risk of increased interest rates because our borrowings are predominantly at variable rates of interest; (iv) making it difficult for us to satisfy our indebtedness obligations generally, including complying with restrictive covenants and borrowing conditions, our noncompliance with which could result in an event of default under the agreements setting forth the terms of other indebtedness; (v) restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; (vi) limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and (vii) limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage to competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. In addition to the $119.1 million which was available for borrowing under our revolving credit facility as of December 31, 2021, the terms of the secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

If we are unable to comply with covenants in our debt instruments that limit our flexibility in operating our business or obligate us to take action such as deliver financial reports, we may default under our debt instruments and our indebtedness may become due.

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

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. The covenants in the secured credit facilities require us to maintain a maximum total secured net leverage ratio. A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions and, in the case of our revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the secured credit facilities, the lenders could elect to declare all amounts outstanding under the secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under our secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under the secured credit facilities. If the lenders under the secured credit facilities accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our secured credit facilities and we may not have sufficient assets to repay our unsecured indebtedness thereafter. As a result, our common stock could become worthless.

Discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

At December 31, 2021, we had $467.5 million of borrowings under our secured credit facilities bearing interest at Interbank Offered Rate (“LIBOR”) plus an applicable margin. In July 2017, the U.K. Financial Conduct Authority announced its intention to phase out LIBOR by the end of 2021. However, for U.S. dollar-denominated (“USD”) LIBOR, only one-week and two-month USD LIBOR have ceased to be published after 2021, and all remaining USD LIBOR tenors will continue being published until June 2023. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR's phaseout. Any of these developments could cause LIBOR to perform differently than in the past or cease to exist. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using various alternative methods set forth in our existing secured credit facilities, any of which could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. We may choose in the future to pursue amendments to our secured credit facilities to provide for a comparable or successor rate, but we can give no assurance that we will be able to reach agreement with our lenders on any such amendments.

At December 31, 2021, we also had an interest rate swap agreement which is designed to protect us from changes in interest rates. If LIBOR becomes unavailable and market quotations for specified inter-bank lending are not available, it is unclear how payments under such agreement would be calculated, which could cause these agreements to no longer offer us the protection we expect.

Risks Related to the Popular Transaction

The Popular Transaction is contingent upon the satisfaction of a number of conditions, and the transaction may not be consummated on the terms or timeline currently contemplated, or at all.

On February 24, 2022, we entered into an Asset Purchase Agreement with Popular, Inc. and Banco Popular, pursuant to which we will sell certain assets that are currently used to provide services to Banco Popular under the MSA, and, in connection with the closing of which, we and Banco Popular agreed to enter into certain other agreements and to amend and extend the duration of certain existing commercial agreements (collectively, the “Popular Transaction”).

The consummation of the Popular Transaction is subject to certain conditions, including (i) satisfaction of certain regulatory requirements, including under the Hart-Scott Rodino Antitrust Improvements Act and the Bank Holding Company Act, (ii) completion of certain actions required in order to operate the acquired assets under Banco Popular ownership (iii) the absence of any injunction or other order from a governmental authority that prevents the closing of the Popular Transaction, and (iv) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, the other party. There can be no assurances that such conditions will be satisfied.

The proposed transaction may result in disruptions to relationships with customers and other business partners or may not achieve the intended results and may increase the risk of a change of control of the Company.

If we complete the Popular Transaction, there can be no assurance that we will be able to realize the intended benefits of the transaction. Specifically, the Popular Transaction could cause disruptions in our remaining businesses or otherwise limiting the ability to compete for or perform certain contracts or services. Any of the foregoing could adversely affect our remaining businesses, financial condition, results of operations and prospects.

Banco Popular has agreed that, following the closing of the Popular Transaction, it will seek to sell common stock in an amount sufficient to reduce its shareholding below 5% and if it has not done so within 90 days, subject to the satisfaction of certain requirements by the Company, then it will exchange any shares it holds above 4.5% for newly issued non-voting convertible preferred stock of the Company that will convert automatically into common stock upon a qualified transfer by Banco Popular to an unaffiliated third party.

The limited voting stake to be held by Banco Popular, as well as the corresponding reduction in Banco Popular’s right to nominate directors to the Company’s board of directors, may increase the likelihood of a change of control of the Company.

The actions required to implement the Popular Transaction will take significant management time and attention

The Popular Transaction will require significant amounts of management’s time and resources, which will be in addition to and may divert management’s time and attention from the operation of our remaining businesses and the execution of our other strategic initiatives. Additionally, we will incur costs in connection with the Popular Transaction. These costs must be paid regardless of whether the Popular Transaction is consummated.

The Popular Transaction will result in an immediate reduction to our revenues and income and will not provide any cash at closing.

While the term of certain commercial agreements between the Company and Popular will be extended at closing, the Popular Transaction will result in a reduction of revenues to the Company from Banco Popular under the MSA (and related costs) that will primarily impact our Business Services segment. Because the consideration for the asset sale will be shares of common stock that are currently owned by Banco Popular, we will not receive a cash payment at closing. A reduction in the revenues and profitability of our Business Services segment may increase leverage ratios under our existing credit agreement that could impact our indebtedness levels in the future.
.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on the NYSE under the symbol "EVTC".

Holders of Record

As of February 18, 2022, there were 405 registered holders of our common stock. Given that many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

None.

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

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders (1)	1,086,329	$0.00	1,414,664
Equity compensation plans not approved by security holders	N/A	N/A	N/A

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

The following graph shows a comparison of the cumulative total return for our common stock, the S&P 500 Index and the S&P Technology Index for the five years ended December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Five-year cumulative total return of EVERTEC Inc.

$425
$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
12/30/16
3/31/17
6/30/17
9/29/17
12/29/17
3/29/18
6/29/18
9/28/18
12/31/18
3/29/19
6/28/19
9/30/19
12/31/19
3/31/20
6/30/20
9/30/20
12/31/20
3/31/21
6/30/21
9/30/21
12/31/21
EVERTEC, Inc.
S&P 500
S&P Information Technology

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) focuses on discussion of our 2021 results as compared to our 2020 results. For discussion of our 2020 results as compared to our 2019 results, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" within our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 1, 2021. See Note 1 of the Notes to Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is a leading full-service transaction-processing business in Puerto Rico, the Caribbean and Latin America, providing a broad range of merchant acquiring, payment services and business process management services. We believe that we are one of the largest merchant acquirers in Latin America based on total number of transactions and the largest merchant acquirer in the Caribbean. We serve 26 countries in the region out of 11 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in Latin America. We manage a system of electronic payment networks and offer a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico, that process approximately three billion transactions annually. Additionally, we offer technology outsourcing in all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels, and enter new markets. We believe these competitive advantages include:

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

Our broad suite of services spans the entire transaction processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale for both card present transactions and card not present transactions, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions such as core bank processing, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through scalable, end-to-end technology platforms that we manage and operate in-house and that generates significant operating efficiencies that enable us to maximize profitability.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. Under the terms of the MSA, Popular agreed to use EVERTEC services on an ongoing exclusive basis for the duration of the agreement. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the MSA. As of December 31, 2021, Popular retained a 16.2% interest in EVERTEC and was our largest shareholder.

On February 24, 2022, we entered into an agreement with Popular to modify and extend the main commercial agreements which had an initial term ending in 2025. These include a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (the “ISO Agreement”), a 5-year extension of the ATH Network Participation Agreement, and a 3-year extension of the Master Services Agreement (the “MSA”). The ISO Agreement will now include revenue sharing provisions with BPPR. The MSA modifications include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through 2028, and adjustments to the existing CPI pricing escalator clause.

Additionally, the Company signed a definitive agreement to sell BPPR certain assets at a price of approximately $197 million (the “APA”). BPPR will pay the purchase price in Evertec stock. The management of infrastructure, information security and communications will continue to be supported by Evertec through its Managed Service Provider (MSP) business offering pursuant to the MSA.

Popular has agreed to take certain actions after closing to ensure that Evertec is no longer deemed a “subsidiary” of Popular for purposes of the Bank Holding Company Act, including selling shares over the subsequent three months in the open market or converting the shares into non-voting stock to reduce their voting interest to under 4.5%.

The transaction is expected to close during the second quarter of 2022 and is subject to customary closing conditions.

For 2021, we derived approximately 42% of our revenue from our relationship with Popular, which makes the MSA our most significant client contract. “Item 1A. Risk Factors—Risks Related to Our Business—Our services to Popular account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future.”
2021 Developments

The Company's Board of Directors approved regular quarterly dividends of $0.05 per common share in February, April, July and October of 2021. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

The government of Puerto Rico has experienced a prolonged debt crisis, the resolution of which has progressed but has yet to be fully resolved. Given this situation, the Company carefully monitors our receivables with the government as well as general economic trends to understand the impact the crisis has on the economy of Puerto Rico and our card payment volumes. To date our receivables with the government of Puerto Rico and overall payment transaction volumes have not been significantly affected by the debt crisis; however, we remain cautious.

Consumer preference for digital payment solutions accelerated in connection with the COVID-19 pandemic and the Company has benefited from an increase in transaction volumes from these types of payment solutions as a result. The acceleration of contactless and card-not-present transactions has driven innovation and focus towards our digital channels such as, ATH Movil and ATH Business, where we have introduced new technologies for contactless payment such as QR codes. In Latin America we have expanded the reach of our payment gateway product by localizing into our other geographies to further capitalize on the acceleration of e-commerce and digital payments. In addition, during 2021, the Company benefited from the inflow of Federal Stimulus funds granted as a result of the pandemic, most of which represented direct payments to individuals, increasing disposable income and positively impacting transactional volumes for the Company.

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

We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. A summary of significant accounting policies is included in Note 1 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical; require the most difficult, subjective, or complex judgments; and thus, result in estimates that are inherently uncertain.

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

Other identifiable intangible assets with definitive useful lives are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amounts may not be recoverable. In this assessment, we consider relevant events and conditions, including, but not limited to macroeconomic trends, industry and market conditions, overall financial performance, regulatory and legal factors, and company-specific events.

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

Results of Operations

	Years ended December 31,
(In thousands)	2021	2020	Variance

Revenues	$589,796	$510,588	$79,208	16%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	250,164	226,870	23,294	10%
Selling, general and administrative expenses	68,048	70,808	(2,760)	(4)%
Depreciation and amortization	75,070	71,518	3,552	5%
Total operating costs and expenses	393,282	369,196	24,086	7%
Income from operations	$196,514	$141,392	$55,122	39%

Revenues
Total revenues in 2021 increased by $79.2 million or 16% to $589.8 million when compared to the prior year. Revenue increased across all of the Company's segments. The increase in Puerto Rico was primarily driven by transactional revenue growth which was positively impacted by the inflow of federal funds and the continuous adoption of the Company's digital solutions, mainly ATH Movil and ATH Business and the expansion of the relationship with FirstBank of Puerto Rico ("FirstBank"). Latin America revenue growth was mainly driven by new business and projects that went into production during 2021, such as Santander in Chile and Mercado Libre in Mexico, as well as organic growth from existing clients and the expansion of the payment gateway Place to Pay. Prior year results were also negatively impacted by COVID-19 stay-at-home orders in all of the regions in which the Company operates

Cost of revenues

Cost of revenues in 2021 increased by $23.3 million or 10% when compared to prior year. The increase is primarily driven by an increase in personnel costs, increases in technology services, higher professional services, and an increase in costs of sales.

Selling, general and administrative

Selling, general and administrative expenses in 2021 decreased by $2.8 million or 4% when compared to prior year. The decrease is almost entirely related to a decrease in professional services as prior year includes higher expenses related to corporate initiatives, partially offset by an increase in personnel costs.

Depreciation and amortization

Depreciation and amortization expense increased by $3.6 million in 2021 compared to prior year. Increased expense during the year is driven by software amortization due to key projects that have gone into production, as well as increased capital expenditures.

Non-operating income (expenses)

	Years ended December 31,
(In thousands)	2021	2020	Variance

Interest income	$1,889	1,502	$387	26%
Interest expense	(22,810)	(25,074)	2,264	(9)%
Earnings of equity method investment	1,713	1,136	577	51%
Other income (expenses)	4,399	4,897	(498)	(10)%
Total non-operating expenses	$(14,809)	$(17,539)	$2,730	(16)%

Non-operating expenses in 2021 decreased by $2.7 million or 16% to $14.8 million when compared to prior year. The decrease is mainly related to a $2.3 million decrease in interest expense, resulting from the scheduled amortization of debt and a reduction in interest rates.

Income tax expense

	Years ended December 31,
(In thousands)	2021	2020	Variance
Income tax expense	$20,562	$19,002	$1,560	8%

Income tax expense in 2021 amounted to $20.6 million, an increase of $1.6 million when compared to prior year. The effective tax rate for the period was 11.3%, compared with 15.3% in the prior year. The decrease in the effective tax rate primarily reflects the impact from the reversal of a liability for uncertain tax positions as a result of the expiration of the statute of limitation in 2021, while the prior year was impacted by the revenue mix towards higher taxed businesses.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, ATM management and monitoring, ATH Movil and ATH Business. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses, and financial institutions) and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses, and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee, from fees based on the number of accounts on file (i.e., savings or checking accounts, loans, etc.), or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

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
See Note 24 of the Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for the reconciliation of EBITDA to consolidated net income.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Years ended December 31,
(In thousands)	2021	2020
Revenues	$155,392	$124,771
Adjusted EBITDA	89,939	66,947
Adjusted EBITDA margin	57.9%	53.7%

Payment Services - Puerto Rico & Caribbean segment revenues in 2021 grew by $30.6 million to $155.4 million when compared to prior year. The increase was driven by higher transactional revenue when compared to the prior year which was impacted by a decline in transaction volumes due to the impact of COVID-19, while the current year is benefiting from incremental federal stimulus and increased consumer demand. Revenue during the year has also benefited from an incremental $6.3 million recognized from ATH Movil and ATH Business, as well as an increase in transaction processing and monitoring revenue recognized for services provided to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $23.0 million to $89.9 million primarily due to the increase in revenue, partially offset by higher operating expenses driven by higher equipment expenses.

Payment Services - Latin America

	Years ended December 31,
(In thousands)	2021	2020
Revenues	$105,963	$84,641
Adjusted EBITDA	42,502	32,778
Adjusted EBITDA margin	40.1%	38.7%

Payment Services - Latin America segment revenues increased by $21.3 million when compared to prior year mainly due to revenues generated from new client implementations that went into production in early 2021, organic growth from existing clients, cross selling with existing clients and the continued expansion of Place to Pay our e-commerce gateway into new geographies. Adjusted EBITDA increased $9.7 million when compared to prior year primarily due to the increase in revenues, partially offset by an increase in expenses coming from the Payment Services - Puerto Rico & Caribbean segment to support the new client implementations in the region.

Merchant Acquiring

	Years ended December 31,
(In thousands)	2021	2020
Revenues	$143,965	$109,788
Adjusted EBITDA	73,872	55,106
Adjusted EBITDA margin	51.3%	50.2%

Merchant acquiring segment revenue increased $34.2 million to $144.0 million in 2021 primarily driven by an increase in transactional revenue due to higher sales volume, as the Company continues to benefit from the impact of COVID-19 related federal stimulus, and revenue generated from the expanded relationship with FirstBank. Adjusted EBITDA increased $18.8 million driven by the increase in revenues, partially offset by an increase in operating expenses driven by the increased transaction volume.

Business Solutions

	Years ended December 31,
(In thousands)	2021	2020
Revenues	$243,807	$234,965
Adjusted EBITDA	116,488	114,802
Adjusted EBITDA margin	47.8%	48.9%

Business Solutions segment revenues increased $8.8 million to $243.8 million when compared to prior year. Revenue growth in the segment was a result of an increase in core banking revenues and an increase in IT consulting services revenue, as we continue to benefit from the shift towards digital services and several one-time hardware and software sales amounting to $3.0 million, partially offset by revenue recognized in the prior year for a one-time contract with the Puerto Rico Department of Education that amounted to $4.4 million. Adjusted EBITDA increased $1.7 million to $116.5 million compared to prior year as a result of higher revenues, partially offset by an increase in costs of sales.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, and acquisitions. We also have a $125.0 million Revolving Facility, of which $119.1 million was available for borrowing as of December 31, 2021. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of December 31, 2021, we had cash and cash equivalents of $266.4 million, of which $96.3 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, acquisitions, dividend payments, share repurchases, debt service, and other transactions as opportunities present themselves.

Based on our current level of operations, we believe our cash flows from operations and the available secured Revolving Facility will be adequate to meet our liquidity needs for the next twelve months. However, our ability to fund future operating expenses, dividend payments, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which may be affected by general economic, financial, and other factors beyond our control, including the impact of the ongoing COVID-19 pandemic.

Comparison of the years ended December 31, 2021 and 2020

The following table presents our cash flows from operations for the years ended December 31, 2021 and 2020:

	Years ended December 31,
(In thousands)	2021	2020
Cash provided by operating activities	$228,420	$199,089
Cash used in investing activities	(83,820)	(48,634)
Cash used in financing activities	(81,285)	(62,617)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	1,497	2,146
Increase in cash, cash equivalents and restricted cash	$64,812	$89,984

Net cash provided by operating activities for the year ended December 31, 2021 was $228.4 million, an increase of $29.3 million compared to 2020. The increase was primarily driven by the increase in net income and a decrease in cash used for prepaid software maintenance contracts.
Net cash used in investing activities increased $35.2 million to $83.8 million. The increase is primarily attributable to the acquisition of a $14.8 million customer relationship, an increase in additions to software of $10.2 million, an increase in additions to property, plant, and equipment of $8.0 million and the purchase of $3.0 million in available-for-sale debt securities during the period.

Net cash used in financing activities for the year ended December 31, 2021 was $81.3 million, compared to $62.6 million in prior year. The $18.7 million increase is mainly attributable to a $17.1 million increase in cash used to repurchase common stock.

Capital Resources

Our principal capital expenditures are for software (purchased and internally developed), additions to property and equipment in the form of hardware and technology infrastructure, and acquisitions. We invested approximately $66.9 million, $48.6 million, and $59.9 million, for the years ended December 31, 2021, 2020 and 2019, respectively. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

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

Board deems relevant. Refer to the table below for details regarding our dividends in 2021 and 2020:

Declaration Date	Record Date	Payment Date	Dividend per share
February 20, 2020	March 4, 2020	April 3, 2020	$0.05
April 21, 2020	May 4, 2020	June 5, 2020	0.05
July 24, 2020	August 3, 2020	September 4, 2020	0.05
October 20, 2020	November 2, 2020	December 4, 2020	0.05
February 18, 2021	March 1, 2021	March 26, 2021	0.05
April 22, 2021	May 3, 2021	June 4, 2021	0.05
July 22, 2021	August 2, 2021	September 3, 2021	0.05
October 21, 2021	November 1, 2021	December 3, 2021	0.05

Stock Repurchase

During 2021, the Company repurchased 614,288 shares of the Company’s common stock at a cost of $24.4 million. The Company funded such repurchase with cash on hand. On February 24, 2022, the Company announced an increase to the share repurchase authorization to an aggregate $150 million expiring on December 31, 2023. Prior to this increase, the share repurchase program had approximately $76 million remaining.

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

Additionally, the 2018 Credit Agreement requires mandatory repayment of outstanding principal balances based on a percentage of excess cash flow provided that no such prepayment shall be due if the resulting amount of the excess cash flows multiplied by the applicable percentage is less than $10 million. On March 8, 2021 and March 5, 2020, in connection with this mandatory repayment clause, the Company repaid $17.8 million and $17.0 million, respectively, as a result of the excess cash flow calculation performed for the years ended December 31, 2020 and 2019, respectively.

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

Guarantees and Collateral

EVERTEC Group’s obligations under the secured credit facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender, or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

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

The unpaid principal balance at December 31, 2021 of the 2023 Term A Loan and the 2024 Term B Loan was $171.6 million, and $295.8 million, respectively. The additional borrowing capacity for the Revolving Facility at December 31, 2021 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Events of Default

The events of default under the secured credit facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the 2018 Credit Agreement) and cross-events of default on material indebtedness.

Notes payable

In December 2019, EVERTEC Group entered into two non interest-bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of December 31, 2021, and December 31, 2020, the outstanding principal balance of the notes payable was $0.8 million and $1.5 million, respectively. These notes are included in accounts payable in the Company's consolidated balance sheets.

Interest Rate Swaps

As of December 31, 2021, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

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

As of December 31, 2021 and 2020, the carrying amount of the derivatives included on the Company’s consolidated balance sheet was $13.4 million and $25.6 million, respectively. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

As of December 31, 2021, the Company reclassified losses of $7.1 million from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $7.0 million from accumulated other comprehensive loss into interest expense over the next 12 months. Refer to Note 14 for tabular disclosure of the fair value of derivatives and to Note 16 for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2021, the cash flow hedge is considered highly effective.

Leases

The Company has operating leases for certain office facilities, buildings, telecommunications and other equipment; and finance leases for certain equipment. The Company’s lease contracts have remaining terms ranging from 1 year to 8 years, some of which may include options to extend the leases for up to 5 years, and some which may include the option to terminate the lease within 1 year.

The following table presents the balance of operating lease obligations:

	December 31,
(In thousands)	2021	2020
Operating lease liability - current	5,580	5,830
Operating lease liability - long-term	16,456	22,402
Total operating lease liabilities	$22,036	$28,232

See Note 23 of the Notes to Audited Consolidated Financial Statements for additional information regarding operating lease obligations.

Covenant Compliance

As of December 31, 2021, the total secured net leverage ratio was 1.4 to 1.00. As of the date of filing of this Form 10-K, no event has occurred that constitutes an Event of Default or Default.

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

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors, and other interested parties in the evaluation of ourselves and other companies in our industry. In addition, our presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the total secured net leverage ratio. We use Adjusted Net Income to measure our overall profitability because we believe it better reflects our comparable operating performance by excluding the impact of the non-cash amortization and depreciation that was created as a result of merger and acquisition activity. In addition, in evaluating EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

Year Ended December 31, 2021
(Dollar amounts in thousands)
Net income	$161,143
Income tax expense	20,562
Interest expense, net	20,921
Depreciation and amortization	75,070
EBITDA	277,696
Equity income (1)	(395)
Compensation and benefits (2)	15,144
Transaction, refinancing and other fees (3)	2,373
Adjusted EBITDA	294,818
Operating depreciation and amortization (4)	(43,438)
Cash interest expense, net (5)	(19,804)
Income tax expense (6)	(31,684)
Non-controlling interest (7)	(161)
Adjusted net income	$199,731
Net income per common share (GAAP):
Diluted	$2.21
Adjusted Earnings per common share (Non-GAAP):
Diluted	$2.74
Shares used in computing adjusted earnings per common share:
Diluted	72,870,585

1)Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”), net of cash dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, recorded as part of selling, general and administrative expenses, a software impairment charge, and a gain from sale of assets.
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

Interest rate risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the Term B Loan is subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of December 31, 2021, under the secured credit facilities would increase our annual interest expense by approximately $4.7 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of December 31, 2021, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of our outstanding variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major US based financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 13 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information related to the secured credit facilities.

Foreign currency exchange risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the U.S. dollar, are reported in accumulated other comprehensive loss in the audited consolidated balance sheets, except for highly inflationary environments in which the effects would be included in other operating income in the consolidated statements of income and comprehensive income. At December 31, 2021, the Company had $36.0 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared to an unfavorable foreign currency translation adjustment of $24.8 million at December 31, 2020.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firms reports, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act).

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on our evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2021, included in this Form 10-K and, as part of the audit, has issued a report, included as part of Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to all officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics is available at the Investor Relations section of our website, located at ir.evertecinc.com under “Governance Documents.” We intend to make all disclosures required by law or the NYSE regarding any amendments to, or waivers from, any provisions of the code at the same location of our website. Our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Other Information

The remaining information required by Item 10 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2021 fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2021 fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2021 fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by Item 13 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2021 fiscal year and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2021 fiscal year and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
•Notes to Audited Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule I—Parent Company Only Financial Statements
(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

3.2	Amended and Restated Bylaws of EVERTEC, Inc. (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

4.1*	Form of common stock certificate of EVERTEC, Inc.

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

10.1
Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.2
First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.3
Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.4
Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.5
Amended and Restated Master Service Agreement, dated as of September 30, 2010, by and among Popular, Inc. Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.7 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.6
Technology Agreement, made and entered into as of September 30, 2010, by and between Popular, Inc. and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.8 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.7
Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.9 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.8
Amended and Restated ATH Network Participation Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC and service riders related thereto (incorporated by reference to Exhibit 10.10 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.9
ATH Support Agreement, dated as of September 30, 2010, by and between Banco Popular de Puerto Rico and EVERTEC Group, LLC (incorporated by reference to Exhibit 10.11 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.10+
EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.11*
Credit Agreement, dated November 27, 2018, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders party thereto from time to time, Bank of America, N.A., as administrative agent, collateral agent, swingline lender and L/C issuer, Bank of America, N.A. (solely with respect to the Term B Facility), Merrill Lynch Pierce, Fenner & Smith Incorporated (or any other registered broker-dealer wholly-owned by Bank of America Corporation to which all or substantially all of Bank of America Corporation’s or any of its subsidiaries’ investment banking, commercial lending services or related businesses may be transferred following the date of this Credit Agreement) (solely with respect to the Term A Facility and the Revolving Credit Facility), SunTrust Robinson Humphrey, Inc., Citigroup Global Markets Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as joint lead arrangers, Bank of America, N.A. (solely with respect to the Term B Facility), Merrill Lynch Pierce, Fenner & Smith Incorporated (or any other registered broker-dealer wholly-owned by Bank of America Corporation to which all or substantially all of Bank of America Corporation’s or any of its subsidiaries’ investment banking, commercial lending services or related businesses may be transferred following the date of this Credit Agreement) (solely with respect to the Term A Facility and the Revolving Credit Facility), SunTrust Robinson Humphrey, Inc., Citigroup Global Markets Inc., Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A. and Deutsche Bank Securities Inc., as joint bookrunners, Goldman Sachs Bank USA, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and FirstBank Puerto Rico and Scotiabank de Puerto Rico as co-syndication agents

10.12
Collateral Agreement, dated as of November 27, 2018, among EVERTEC, Inc., EVERTEC Group, LLC, each subsidiary loan party identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.14 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.13
Guarantee Agreement, dated as of November 27, 2018, by and among EVERTEC, Inc., EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.15 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 27, 2020, File No. 001-35872)

10.14+
Employment Agreement, dated as of November 8, 2018, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.33 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 26, 2019, File No. 001-35872)

10.15+
Restricted Stock Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 22, 2019, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Guillermo Rospigliosi, Luis A. Rodríguez, Miguel Vizcarrondo and Paola Pérez) (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 3, 2019, File No. 001-35872)

10.16+
Form of EVERTEC Group, LLC Executive Severance Policy (applicable to Joaquín A. Castrillo, Diego Viglianco, Guillermo Rospigliosi, Luis A. Rodríguez, Miguel Vizcarrondo, Paola Pérez, and Rodrigo Del Castillo) (incorporated by reference to Exhibit 10.34 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 26, 2019, File No. 001-35872)

10.17+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated August 7, 2019, by and between EVERTEC, Inc. and Rodrigo Del Castillo (incorporated by reference to Exhibit 10.19 to EVERTEC, Inc.'s Annual Report on Form 10-K filed on March 1, 2021, File No. 001-35872)

10.18*+	Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors

10.19+
Amended Employment Agreement, dated as of August 1, 2019, by and between Evertec Chile SPA and Rodrigo Del Castillo (incorporated by reference to Exhibit 10.21 to EVERTEC, Inc.'s Annual Report on Form 10-K filed on March 1, 2021, File No. 001-35872)

10.20+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 27, 2020, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Guillermo Rospigliosi, Luis. A. Rodríguez, Miguel Vizcarrondo, Paola Pérez, and Rodrigo Del Castillo) (incorporated by reference to Exhibit 10.22 to EVERTEC, Inc.'s Annual Report on Form 10-K filed on March 1, 2021, File No. 001-35872)

10.21+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan and the executive, dated March 2, 2021 (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Guillermo Rospigliosi, Luis A. Rodríguez, Miguel Vizcarrondo, Paola Pérez, and Rodrigo Del Castillo) (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.'s Quarterly Report on Form 10-Q filed on April 30, 2021, File No. 001-35872)

10.22+
Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated June 1, 2021 by and between EVERTEC, Inc. and the director (applicable to Frank G. D'Angelo, Alan. H. Schumacher, Aldo J. Polak, Brian J. Smith, Iván Pagán, Jorge A. Junquera, Kelly Barrett, and Olga Botero (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2021, File No. 001-35872)

10.23+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated June 7, 2021, by and between EVERTEC, Inc. and Diego Viglianco (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2021, File No. 001-35872)

10.24+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, for executive recruitment, dated June 7, 2021, by and between EVERTEC, Inc. and Diego Viglianco (incorporated by reference to Exhibit 10.3 to EVERTEC, Inc.'s Quarterly Report on Form 10-Q filed on August 4, 2021, File No. 001-35872)

21.1*	Subsidiaries of EVERTEC, Inc.

23.1*	Consent of Deloitte & Touche LLP, independent registered public accountants

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL**	Inline XBRL Instance document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL**	Inline XBRL Taxonomy Extension Schema

101.CAL XBRL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL**	Inline XBRL Taxonomy Extension Presentation Linkbase

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+    This exhibit is a management contract or a compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC, Inc.

Date: February 25, 2022	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	February 25, 2022
Morgan M. Schuessler, Jr.	Officer)

/s/ Joaquin A. Castrillo-Salgado	Chief Financial Officer (Principal Financial and	February 25, 2022
Joaquin A. Castrillo-Salgado	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	February 25, 2022
Frank G. D’Angelo

/s/ Iván Pagán	Director	February 25, 2022
Iván Pagán

/s/ Alan H. Schumacher	Director	February 25, 2022
Alan H. Schumacher

/s/ Kelly Barrett	Director	February 25, 2022
Kelly Barrett

/s/ Jorge A. Junquera	Director	February 25, 2022
Jorge A. Junquera

/s/ Aldo Polak	Director	February 25, 2022
Aldo Polak

/s/ Olga M. Botero	Director	February 25, 2022
Olga M. Botero

/s/ Brian J. Smith	Director	February 25, 2022
Brian J. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill - Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company tests goodwill for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company's annual impairment review for goodwill as of August 31, 2021, consisted of performing a qualitative assessment to determine whether it was more likely than not that a reporting unit’s fair value was less than its carrying amount. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value requires management to make significant estimates and assumptions related to profitability projections, including earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins and selection of the discount rate. The Company’s goodwill balance was $393.3 million as of December 31, 2021, of which $48.4 million was allocated to the Payment Services – Latin America reporting unit.

We identified goodwill for the Payment Services - Latin America reporting unit as a critical audit matter because of the significant estimates and assumptions management makes to estimate its fair value, and the difference between its fair value and its carrying amount. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of EBITDA margins as well as discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of EBITDA margin as well as the discount rate for the Payment Services - Latin America reporting unit included the following, among others:

· We tested the design and operating effectiveness of controls over management’s goodwill impairment evaluation, including those over the evaluation of events and circumstances that affect the EBITDA margin and discount rate.

· We evaluated management’s ability to accurately forecast EBITDA margin by comparing actual results to management’s historical forecasts.

· We evaluated the reasonableness of management’s EBITDA margin forecasts to the historical and projected average EBITDA margins of companies in its peer group.

· With the assistance of our fair value specialists, we developed a range of independent estimates of discount rate and compared it to management’s selected discount rate.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
February 25, 2022
Stamp No. E478957
affixed to original.

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche

San Juan, Puerto Rico
February 25, 2022

Stamp No. E478958
affixed to original.

EVERTEC, Inc. Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	266,351	202,649
Restricted cash	19,566	18,456
Accounts receivable, net	113,285	95,727
Prepaid expenses and other assets	37,148	42,214
Total current assets	436,350	359,046
Debt securities available-for-sale, at fair value	3,041	—
Investment in equity investee	12,054	12,835
Property and equipment, net	48,533	43,538
Operating lease right-of-use asset	21,229	27,538
Goodwill	393,318	397,670
Other intangible assets, net	213,288	219,909
Deferred tax asset	6,910	5,730
Net investment in lease	107	301
Other long-term assets	9,926	6,012
Total assets	$1,144,756	$1,072,579
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$74,540	$58,033
Accounts payable	28,484	43,348
Contract liability	17,398	24,958
Income tax payable	7,132	6,573
Current portion of long-term debt	19,750	14,250
Current portion of operating lease liability	5,580	5,830
Total current liabilities	152,884	152,992
Long-term debt	444,785	481,041
Deferred tax liability	2,369	2,748
Contract liability - long term	36,258	31,336
Operating lease liability - long-term	16,456	22,402
Derivative liability	13,392	25,578
Other long-term liabilities	8,344	14,053
Total liabilities	674,488	730,150
Commitments and contingencies (Note 23)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,969,856 shares issued and outstanding at December 31, 2021 (December 31, 2020 - 72,137,678)	719	721
Additional paid-in capital	7,565	5,340
Accumulated earnings	506,051	379,934
Accumulated other comprehensive loss, net of tax	(48,123)	(48,254)
Total EVERTEC, Inc. stockholders’ equity	466,212	337,741
Non-controlling interest	4,056	4,688
Total equity	470,268	342,429
Total liabilities and equity	$1,144,756	$1,072,579
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2021	2020	2019

Revenues (affiliates Note 22)	$589,796	$510,588	$487,374

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	250,164	226,870	213,379
Selling, general and administrative expenses	68,048	70,808	61,411
Depreciation and amortization	75,070	71,518	68,082
Total operating costs and expenses	393,282	369,196	342,872
Income from operations	196,514	141,392	144,502
Non-operating income (expenses)
Interest income	1,889	1,502	1,217
Interest expense	(22,810)	(25,074)	(28,811)
Earnings of equity method investment	1,713	1,136	936
Other income (expenses)	4,399	4,897	(1,169)
Total non-operating expenses	(14,809)	(17,539)	(27,827)
Income before income taxes	181,705	123,853	116,675
Income tax expense	20,562	19,002	12,975
Net income	161,143	104,851	103,700
Less: Net income attributable to non-controlling interest	13	415	231
Net income attributable to EVERTEC, Inc.’s common stockholders	161,130	104,436	103,469
Other comprehensive (loss) income, net of tax of $1,153, $792 and $1,070
Foreign currency translation adjustments	(11,129)	(7,970)	4,754
Gain (loss) on cash flow hedges	11,151	(10,275)	(10,974)
Unrealized gain on change in fair value of debt securities available-for-sale	109	—	—
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$161,261	$86,191	$97,249
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$2.24	$1.45	$1.44
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$2.21	$1.43	$1.41
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2018	72,378,710	$723	$5,783	$228,742	$(23,789)	$4,147	$215,606
Share-based compensation recognized	—	—	13,570	—	—	—	13,570
Repurchase of common stock	(1,104,389)	(11)	(10,496)	(21,315)	—	—	(31,822)
Restricted stock units delivered	725,940	8	(8,857)	—	—	—	(8,849)
Net income	—	—	—	103,469	—	231	103,700
Cash dividends declared on common stock, $0.20 per share	—	—	—	(14,420)	—	—	(14,420)
Other comprehensive loss	—	—	—	—	(6,220)	58	(6,162)
Balance at December 31, 2019	72,000,261	720	—	296,476	(30,009)	4,436	271,623
Share-based compensation recognized	—	—	14,253	—	—	—	14,253
Repurchase of common stock	(336,022)	(3)	(775)	(6,522)	—	—	(7,300)
Restricted stock units delivered	473,439	4	(8,138)	—	—	—	(8,134)
Net income	—	—	—	104,436	—	415	104,851
Cash dividends declared on common stock, $0.20 per share	—	—	—	(14,382)	—	—	(14,382)
Other comprehensive loss	—	—	—	—	(18,245)	(163)	(18,408)
Cumulative adjustment from the implementation of Current Expected Credit Loss model	—	—	—	(74)	—	—	(74)
Balance at December 31, 2020	72,137,678	721	5,340	379,934	(48,254)	4,688	342,429
Share-based compensation recognized	—	—	14,799	—	—	—	14,799
Repurchase of common stock	(614,288)	(6)	(5,080)	(19,302)	—	—	(24,388)
Restricted stock units delivered	446,466	4	(7,494)	(1,302)	—	—	(8,792)
Net income	—	—	—	161,130	—	13	161,143
Cash dividends declared on common stock, $0.20 per share	—	—	—	(14,409)	—	—	(14,409)
Other comprehensive loss	—	—	—	—	131	(645)	(514)
Balance at December 31, 2021	71,969,856	$719	$7,565	$506,051	$(48,123)	$4,056	$470,268

The accompanying notes are an integral part of these audited consolidated financial statements.

esEVERTEC, Inc. Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$161,143	$104,851	$103,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,070	71,518	68,082
Amortization of debt issue costs and accretion of discount	1,877	1,987	2,988
Operating lease amortization	5,860	5,877	6,161
Provision for doubtful accounts and sundry losses	1,859	1,726	3,939
Deferred tax benefit	(2,826)	(3,905)	(6,391)
Share-based compensation	14,799	14,253	13,570
Gain from sale of assets	(778)	—	—
Loss on disposition of property and equipment and other intangibles	1,694	807	893
Earnings of equity method investment	(1,713)	(1,136)	(936)
Dividend received from equity method investment	1,183	—	485
(Increase) decrease in assets:
Accounts receivable	(18,521)	8,397	(7,851)
Prepaid expenses and other assets	4,322	(4,158)	(8,770)
Other long-term assets	(3,519)	(611)	(1,750)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(394)	(4,032)	(215)
Income tax payable	(359)	195	(596)
Unearned income	(1,738)	6,891	11,504
Operating lease liabilities	(4,869)	(5,936)	(6,055)
Other long-term liabilities	(4,670)	2,365	1,191
Total adjustments	67,277	94,238	76,249
Net cash provided by operating activities	228,420	199,089	179,949
Cash flows from investing activities
Additions to software	(41,804)	(31,558)	(36,871)
Acquisitions, net of cash acquired	(14,750)	—	(5,585)
Property and equipment acquired	(25,103)	(17,082)	(23,002)
Proceeds from sales of property and equipment	805	6	111
Acquisition of available-for-sale debt securities	(2,968)	—	—
Net cash used in investing activities	(83,820)	(48,634)	(65,347)
Cash flows from financing activities
Repayments of borrowings for purchase of equipment and software	(1,651)	(1,553)	(886)
Dividends paid	(14,409)	(14,382)	(14,420)
Withholding taxes paid on share-based compensation	(8,793)	(8,134)	(8,849)
Repurchase of common stock	(24,388)	(7,300)	(31,822)
Repayment of long-term debt	(32,044)	(31,248)	(14,250)
Net cash used in financing activities	(81,285)	(62,617)	(70,227)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	1,497	2,146	—
Net increase in cash, cash equivalents and restricted cash	64,812	89,984	44,375
Cash, cash equivalents and restricted cash at beginning of the period	221,105	131,121	86,746
Cash, cash equivalents and restricted cash at end of the period	$285,917	$221,105	$131,121
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$266,351	$202,649	$111,030
Restricted cash	19,566	18,456	20,091
Cash, cash equivalents and restricted cash	$285,917	$221,105	$131,121
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,695	$23,787	$28,233
Cash paid for income taxes	25,724	22,668	18,703
Supplemental disclosure of non-cash activities:
Payable due to vendor related to property and equipment and software acquired	$757	$1,561	$2,622
The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Audited Consolidated Financial Statements

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 1—The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading automated teller machine (“ATM”) and personal identification number (“PIN”) debit networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations, and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

A summary of the most significant accounting policies used in preparing the accompanying consolidated financial statements is as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, which are presented in accordance with GAAP. The Company consolidates all wholly owned subsidiaries and subsidiaries that are majority owned. Intercompany accounts and transactions are eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, which provide guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements.

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

At contract inception, the Company evaluates whether the contract (i) is legally enforceable; (ii) approved by both parties; (iii) properly defines rights and obligations of the parties, including payment terms; (iv) has commercial substance; and (v) collection of substantially all consideration entitled is probable, before proceeding with the assessment of revenue recognition. If any of these requirements is not met, the contract does not exist for purposes of the model and any consideration received is recorded as a liability. A reassessment may be performed in a later date upon change in facts and circumstances. The Company

EVERTEC, Inc. Notes to Consolidated Financial Statements
also evaluates within this step if contracts issued within a period of 6 months with the same customer should be accounted for as a single contract. The Company’s contracts with customers may be modified through amendments, change requests or waivers. Upon receipt, modifications of contracts with customers are evaluated to determine if these must be accounted for: (i) as a separate contract, (ii) a cumulative catch-up, or (iii) as a termination and creation of a new contract. Contract modifications must also comply with the requirements to determine if a contract with a customer exists for accounting purposes.

To identify performance obligations within contracts with customers, the Company first identifies all the promises in the contract (i.e., explicit and implicit). This includes the customer’s options to acquire additional goods or services for free or at a discount in exchange for an upfront payment. The Company then assesses if each material good or service (or bundle of goods or services) is distinct in nature (i.e., the customer can benefit from the good or service on its own or together with other readily available resources) and is capable of being distinct in the context of the contract (i.e., the promise to transfer the good or service is separately identifiable from other promises in the contract). A distinct good or service (or bundle of goods or services) constitutes a performance obligation.

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

In addition, in Step 2 of the model, the Company evaluates whether the practical expedient of right-to-invoice applies. If this practical expedient is applicable, steps 3, 4 and 5 are waived. For this practical expedient to apply, the right to consideration must correspond directly with the value received by the customer for the Company’s performance to date, no significant up-front payments or retroactive adjustments must exist, and specified minimums must be deemed non-substantive at the contract level. If the contract with the customer has multiple performance obligations and the practical expedient of right-to-invoice does not apply, the Company proceeds to determine the transaction price and allocate it on a standalone selling price basis among the different performance obligations identified in the Step 2.

The Company generally applies the expected cost plus margin approach to determine the standalone selling price at the performance obligation level. In addition, for performance obligations that are satisfied over time and the right to invoice practical expedient is not available, the Company determines a method to measure progress (i.e., input or output method) based on current facts and circumstances. When these performance obligations have variable consideration within its transaction price and are part of a series, the Company allocates the variable consideration to each time increment.

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

Leases

The Company’s leases accounting policy follows the guidance from ASC 842, Leases, which provides guidance on the recognition, presentation, and disclosure of leases in consolidated financial statements.

The Company determines if an arrangement is or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease payable, and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment and accrued liabilities in the consolidated balance sheets.
ROU assets and lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, Management uses the Company’s collateralized incremental borrowing rate (“IBR”) based on the information available at commencement date in determining the present value of future payments. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. We monitor events or changes in circumstances that change the timing or amount of future lease payments which results in the remeasurement of a lease liability, with a corresponding adjustment to the ROU asset. The lease payment terms may include fixed payment terms and variable payments. Fixed payment terms and variable payments that depend on an index (i.e., Consumer Price Index or “CPI”) or rate are considered in the determination of the operating lease liabilities. While lease liabilities are not remeasured because of changes to the CPI, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Variable payments that do not depend on an index or rate are not included in the lease liabilities determination. Rather, these payments are recognized as variable lease expense when incurred. Variable lease payments are included within operating costs and expenses in the consolidated statements of income and comprehensive income. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense is composed of interest expense and amortization expense. The lease liability of these leases is measured using the interest rate method. The ROU asset from financing leases is amortized on a straight-line basis, and is presented as part of Property and Equipment, net.

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

Capitalization of Software

The Company develops software that is used in providing processing services to customers. Capitalized software includes purchased software and internally developed software and is recognized as software packages within the other intangible assets line item in the consolidated balance sheets. Capitalization of internally developed software occurs only after the preliminary project stage is complete, management with applicable authority approves funding of the project, it is probable that the project will be completed, and the software will be used to perform the intended function. Tasks that are generally capitalized are as follows: (a) system design of a chosen path including software configuration and software interfaces; (b) employee costs directly associated with the internal-use computer software project; (c) software development (coding) and software and system testing and verification; (d) system installation; and (e) enhancements that add function and are considered permanent. These tasks are capitalized and amortized using the straight-line method over its estimated useful life, which range from three to ten years and is included in depreciation and amortization in the consolidated statements of income and comprehensive income.

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2021, 2020 and 2019, interest cost capitalized amounted to approximately $0.8 million, $0.7 million, and $1.1 million, respectively.

Software and Maintenance Contracts

Software and maintenance contracts are recorded at cost. The cost is recognized as prepaid expenses and amortized over the term of the related contract. The unamortized balance is included within prepaid expenses and other assets or other long-term assets depending on their remaining useful lives. Amortization of software and maintenance contracts is computed using the straight-line method and their estimated useful lives range from one to five years and are recognized in cost of revenues in the consolidated statements of income and comprehensive income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually, or more often if events or circumstances indicate there may be impairment.

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party valuator may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible

EVERTEC, Inc. Notes to Consolidated Financial Statements
goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2021, 2020 and 2019, no impairment losses associated with goodwill were recognized.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
Cash and cash equivalents

Cash includes cash on hand and in banks. Cash equivalents consist of certificates of deposits with original maturities of three months or less.

Restricted Cash

Restricted cash represents cash received on deposits from participating institutions of the ATH network that has been segregated for the development of the ATH brand and cash maintained as collateral for a credit facility with Popular. Also, restricted cash includes a reserve account for payment and transaction processing services to merchants. Prior to the sale in 2021 of assets related to the Ticketpop business and subsequent exit from this business, restricted cash also included cash collected from the Ticketpop business. The restrictions of these accounts are based on contractual provisions entered into with third parties. This cash is maintained in separate accounts at a financial institution in Puerto Rico.

Debt Securities

Debt securities available-for-sale are accounted for under the provisions of the Accounting Standards Codification ("ASC") 320 Investments – Debt and Equity Securities, which requires that debt securities available-for-sale ("AFS") be carried at fair value on the Company’s consolidated balance sheets with unrealized gains (losses) generally recorded through other comprehensive income (“OCI”). Debt securities in an unrealized loss position which the Company intends to sell or for which it is more likely than not that the Company will be required to sell before recovery of the amortized cost basis, are written down to fair value through income.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

Diluted net income per common share assumes the issuance of all potentially dilutive share equivalents using the treasury stock method. For restricted stock and RSUs it is assumed that the proceeds will be used to buy back shares. For unvested restricted share units, the proceeds equal the average unrecognized compensation.

Note 2—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued updated guidance for Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles set out in ASC Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements not yet adopted

In October 2021, the FASB issued ASC 805, Business Combinations, to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company will apply this guidance to business combinations once applicable.

In March 2020, the FASB issued guidance under ASC Topic 848, Reference Rate Reform, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met for a limited period of time in order to ease the potential burden in accounting for (or recognizing the effects of reference rate reform on financial reporting. The amendments in this update are elective and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments to this update are effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of this guidance will not have an impact on the Company's consolidated financial statements.

Note 3– Revenues

Summary of Revenue Recognition Accounting Policy

The Company's revenue recognition policy follows ASC 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue from contracts with customers in consolidated financial statements.

Revenue is measured based on the consideration specified in a contract with a customer. Once the Company determines a contract's performance obligations and the transaction price, including an estimate of any variable consideration, the Company allocates the transaction price to each performance obligation in the contract using a standalone selling price ("SSP"). The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a

EVERTEC, Inc. Notes to Consolidated Financial Statements
customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
assessed for compliance with arrangements on a monthly basis, including determination and accounting for its economic impact, if any.

The Company enters into collaborative arrangements aimed at growing the Company’s merchant relationships. These arrangements are accounted for under ASC 606 as required by ASC 808 Collaborative Arrangements and are included as part of the Company’s Merchant Acquiring segment and Payment Processing – Latin America segment. For the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue amounting to $23.9 million, $9.9 million, and $9.8 million, respectively, for these arrangements.

Refer to Note 24 - Segment Information for further information, including revenue by products and services the Company provides and the geographic regions in which the Company operates.

Significant Judgments

Determining a measure of progress for performance obligations satisfied over time requires management to make judgments that affect the timing of revenue to be recognized. The Company exercises judgment in identifying a suitable method that depicts the entity’s performance in transferring control of these performance obligations, on a contract-by-contract basis. The principal criteria used for determining the measure of progress is the availability of reliable information that can be obtained without incurring undue cost, which generally results in the application of an input method since, in most cases, the outputs used to reasonably measure progress are not directly observable. Usually, the input method based on labor hours incurred, with respect to total expected labor hours to satisfy the performance obligation is applied. For performance obligations satisfied at a point in time, the Company determines that the customer is able to direct the use of, and obtain substantially all of the benefits from, the products at the time the products are delivered, the customer has legal title of the products or the Company’s has the right to payment.

The Company mainly uses the expected cost-plus margin approach to allocate the transaction price in contracts with multiple performance obligations. To determine the SSP, the Company periodically performs an assessment to determine the margin of goods or services with the assistance of the different business areas. This assessment is performed considering past transactions and/or reasonably available information, including market conditions, trends or other company or customer specific factors, among others.

Disaggregation of revenue

The Company disaggregates revenue from contract with customers into the primary geographical markets, nature of products and services, and timing of transfer of goods and services. The Company's operating segments are determined by the nature of the products and services that the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 24, Segment Information.

In the following table, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

	Year ended on December 31, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$168	$2,045	$—	$8,882	$11,095
Products and services transferred over time	104,624	95,187	143,965	234,925	578,701
	$104,792	$97,232	$143,965	$243,807	$589,796

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Year ended on December 31, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$134	$1,448	$—	$9,482	$11,064
Products and services transferred over time	88,138	76,115	109,788	225,483	499,524
	$88,272	$77,563	$109,788	$234,965	$510,588

	Year ended on December 31, 2019
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$3,041	$3,811	$—	$10,421	$17,273
Products and services transferred over time	82,487	74,985	106,388	206,241	470,101
	$85,528	$78,796	$106,388	$216,662	$487,374

Contract balances

The following table provides information about contract assets from contracts with customers.

	December 31,
(In thousands)	2021	2020
Balance at beginning of period	$2,796	$1,191
Services transferred to customers	5,374	3,934
Transfers to accounts receivable	(6,455)	(2,329)
Balance at end of period	$1,715	$2,796

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

Accounts receivable, net at December 31, 2021 and 2020 amounted to $113.3 million and $95.7 million, respectively. Contract liability and Contract liability- Long term, at December 31, 2021 amounted to $17.4 million and $36.3 million, respectively. Contract liability and Contract liability- Long term amounted to $25.0 million and $31.3 million at December 31, 2020, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. Contract liability may also arise when consideration is received or due in advance from costumers prior to performance. During the year ended December 31, 2021, the Company recognized revenue of $25.7 million that was included in contract liability, at December 31, 2020. During the year ended December 31, 2020, the Company recognized revenue of $16.3 million that was included in unearned income at December 31, 2019.

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at December 31, 2021 is $254.5 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 4—Cash and cash equivalents

At December 31, 2021 and 2020, the Company’s cash and cash equivalents amounted to $266.4 million and $202.6 million, respectively, which are deposited in deposit accounts within financial institutions. Of the total cash balance at December 31, 2021 and 2020, $96.3 million and $80.0 million, respectively, reside in subsidiaries located outside of Puerto Rico. Cash deposited in an affiliate financial institution amounted to $173.9 million and $116.0 million as of December 31, 2021 and 2020, respectively.

Note 5 – Debt Securities

Debt securities were purchased close to the final trading day of the quarter ended March 31, 2021 and are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

The amortized cost, gross unrealized gains and losses recorded in OCI, and estimated fair value as of December 31, 2021 were as follows:

	December 31, 2021
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,963	$78	$—	$3,041

No debt securities were sold during the year ended December 31, 2021. A provision for credit losses was not required for the period presented above. Refer to Note 14 for disclosure requirements related to the fair value hierarchy.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 6—Accounts Receivable and Allowance for Current Expected Credit Losses

Accounts receivable, net consisted of the following:

	December 31,
(In thousands)	2021	2020
Trade	$66,255	$58,701
Due from affiliates, net	38,120	28,419
Settlement assets	11,417	10,641
Other	16	367
Less: allowance for current expected credit losses	(2,523)	(2,401)
Accounts receivable, net	$113,285	$95,727

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
•The Company has two main industry sectors: private and governmental. The private pool is comprised mainly of leading financial institutions, merchants, and corporations, while the governmental pool is comprised by government agencies. The governmental customers possess different risk characteristics than private customers because although all invoices are due 30 days after issuance, governmental customers usually pay within 60 to 90 days after issuance (i.e., between 30 to 60 more days than private customers). The Company provides to its customers a broad range of merchant acquiring, payment services and business process management services, which constitute mission-critical technology solutions enabling customers to issue, process and accept transactions securely.
•The expected credit loss rate is likely to increase as receivables move to older aging buckets. The Company used the following aging categories to estimate the risk of delinquency status: (i) 0 days past due; (ii) 1-30 days past due; (iii) 31-60 days past due; (iv) 61-90 days past due; and (v) over 90 days past due.

The credit losses of the Company’s trade receivables have been historically low, and most balances are collected within one year. Therefore, the Company determined that the expected loss rates should be calculated using the historical loss rates adjusted by macroeconomic factors. The historical rates are calculated for each of the aging categories used for pooling trade receivables. To determine the collected portion of each bucket, the collection time of each trade receivable is identified, to estimate the proportion of outstanding balances per aging bucket that ultimately will not be collected. This is used to determine the expectation of losses based on the history of uncollected trade receivables once the specific past due period is surpassed. The historical rates are adjusted to reflect current and forward-looking information on macroeconomic factors affecting the ability of customers to settle the receivables by applying a country risk premium as the forward-looking macroeconomic factor. Specific reserves are established for certain customers for which collection is doubtful.

Rollforward of the Allowance for Current Expected Credit Losses

The activity in the allowance for current expected credit losses on trade receivables were as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

(In thousands)	December 31, 2021	December 31, 2020
Balance at the beginning of the period	$2,401	$3,460
Current period provision for expected credit losses	819	832
Write-offs	(698)	(1,894)
Recoveries of amounts previously written-off	1	3
Balance at the end of the period	$2,523	$2,401

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

Note 7—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(In thousands)	2021	2020
Software maintenance contracts	$11,629	$10,745
Deferred project costs	4,927	11,614
Prepaid cloud computing arrangement fees	4,453	2,145
Prepaid income taxes	4,080	3,757
Taxes other than on income	2,405	2,390
Insurance	2,286	2,335
Postage	2,078	1,906
Contract assets	1,677	2,661
Guarantee deposits	850	2,648
Other	2,763	2,013
Prepaid expenses and other assets	$37,148	$42,214

Note 8—Investment in Equity Investee

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is the largest merchant acquirer and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark, and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for each of the years ended December 31, 2021, 2020 and 2019 amounted to approximately $0.2 million, $0.2 million and $0.3 million, respectively, and was recorded within earnings of equity method investment in the consolidated statements of income and comprehensive income. The Company recognized $1.7 million, $1.1 million, and $0.9 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income and comprehensive income for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021 and 2019, the Company received $1.2 million, and $0.5 million, respectively, in dividends from CONTADO. No dividends were received in 2020.

CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income and comprehensive income for the period subsequent to the acquisition date on a one-month lag. No significant events occurred in CONTADO’s operations subsequent to November 30, 2021 that would have materially affected the Company’s reported results.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 9—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2021	2020
Buildings	30	$1,359	$1,437
Data processing equipment	3 - 5	141,359	124,897
Furniture and equipment	3 - 20	7,718	6,691
Leasehold improvements	5 - 10	3,277	3,098
		153,713	136,123
Less—accumulated depreciation and amortization		(106,365)	(93,826)
Depreciable assets, net		47,348	42,297
Land		1,185	1,241
Property and equipment, net		$48,533	$43,538

Depreciation and amortization expense related to property and equipment was $17.4 million, $17.4 million, and $16.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 10—Goodwill

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows:

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2019	$160,972	$54,571	$138,121	$45,823	$399,487
Foreign currency translation adjustments	—	(1,817)	—	—	(1,817)
Balance at December 31, 2020	160,972	52,754	138,121	45,823	397,670
Foreign currency translation adjustments	—	(4,352)	—	—	(4,352)
Balance at December 31, 2021	$160,972	$48,402	$138,121	$45,823	$393,318

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

The estimated fair value of the reporting units is computed using a combination of an income approach and a market approach. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include, among others, earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins, and the selection of discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. The market approach estimates the value of a reporting unit by using multiples of revenue and EBITDA based on guideline of publicly traded companies. Valuation using the market approach requires management to make assumptions related to EBITDA multiples. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability, and growth. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. The Company performed a qualitative assessment or step zero process as of August 31, 2021. Using this process, the Company first assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. No impairment losses were recorded in 2021, 2020 or 2019. Based on the results of this qualitative

EVERTEC, Inc. Notes to Consolidated Financial Statements
assessment, EVERTEC believes the fair value of goodwill for each of the Company's reporting units continues to exceed its respective carrying amount.

Note 11—Other Intangible Assets, Net
The carrying amount of other intangible assets consisted of the following:

	Useful life in years	December 31, 2021
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$357,991	$(272,732)	$85,259
Trademark	2 - 15	41,901	(36,684)	5,217
Software packages	3 - 10	326,320	(217,643)	108,677
Non-compete agreement	15	56,539	(42,404)	14,135
Other intangible assets, net		$782,751	$(569,463)	$213,288

	Useful life in years	December 31, 2020
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	8 - 14	$343,981	$(246,088)	$97,893
Trademark	2 - 15	42,036	(35,467)	6,569
Software packages	3 - 10	289,205	(191,662)	97,543
Non-compete agreement	15	56,539	(38,635)	17,904
Other intangible assets, net		$731,761	$(511,852)	$219,909
Amortization expense related to intangibles, including software packages, was $57.6 million, $54.1 million, and $51.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense related to software packages was $26.0 million, $21.7 million, and $18.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated amortization expense of balances outstanding at December 31, 2021 for the next five years are as follows:

(In thousands)
2022	$52,534
2023	47,157
2024	35,139
2025	12,074
2026	5,607

Note 12—Other Long-Term Assets

As of December 31, 2021, other long-term assets included $0.7 million related to deferred debt-issuance costs related to the revolving credit facility, $4.9 million related to the long-term portion of certain software maintenance contracts, and $4.3 million related to the long-term portion of deferred costs.

As of December 31, 2020, other long-term assets included $1.0 million related to deferred debt-issuance costs related to the revolving credit facility, $4.8 million related to the long-term portion of certain software maintenance contracts, and $0.1 million related to the long-term portion of contract assets.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 13—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(In thousands)	2021	2020
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$170,875	$188,788
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	293,660	306,503
Notes Payable due on January 1, 2022(1)	758	1,443
Total debt	$465,293	$496,734

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Applicable margin of 1.75% at December 31, 2021 and December 31, 2020.
(3)Subject to a minimum rate (“LIBOR floor”) of 0.00% plus applicable margin of 3.50% at December 31, 2021 and December 31, 2020.

The following table presents contractual principal payments for the next years:

(In thousands)
2022	$19,750
2023	158,364
2024	289,344
Thereafter	—

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

Guarantees and Collateral

EVERTEC Group’s obligations under the secured credit facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender, or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly-owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

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

The unpaid principal balance at December 31, 2021 of the 2023 Term A Loan and the 2024 Term B Loan was $171.6 million, and $295.8 million, respectively. The additional borrowing capacity for the Revolving Facility at December 31, 2021 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Events of Default

The events of default under the secured credit facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the 2018 Credit Agreement) and cross-events of default on material indebtedness.

Notes payable

In December 2019, EVERTEC Group entered into two non interest-bearing financing agreements amounting to $2.4 million to purchase software and maintenance. As of December 31, 2021, and December 31, 2020, the outstanding principal balance of the notes payable was $0.8 million and $1.5 million, respectively. These notes are included in accounts payable in the Company's consolidated balance sheets.

Interest Rate Swaps

As of December 31, 2021, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

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

As of December 31, 2021, and 2020, the carrying amount of the derivatives included on the Company’s consolidated balance sheets was $13.4 million and $25.6 million, respectively. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2021, 2020 and 2019, the Company reclassified losses of $7.1 million, losses of $5.1 million and gains of $0.7 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $7.0 million from accumulated other comprehensive loss into interest expense over the next 12 months. Refer to Note 14 for tabular disclosure of the fair value of derivatives and to Note 16 for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2021, the cash flow hedge is considered highly effective.

Note 14—Financial Instruments and Fair Value Measurements

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

The following table summarizes fair value measurements by level at December 31, 2021 and 2020, for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial asset:
Costa Rica Government Obligations	$—	$3,041	$—	$3,041
Financial liability:
Interest rate swap	$—	$13,392	$—	$13,392
December 31, 2020
Financial liability:
Interest rate swap	$—	$25,578	$—	$25,578
Debt Securities

The fair value of the debt securities is determined by a third-party service provider and it is based on the value of trading securities in the local Costa Rica market.

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

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2021 and 2020:

	December 31,
	2021		2020
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset:
Costa Rica Government Obligations	$3,041	$3,041	$—	$—
Financial liabilities:
Interest rate swap	$13,392	$13,392	$25,578	$25,578
2023 Term A Loan	170,875	168,610	188,788	186,678
2024 Term B Loan	293,660	294,735	306,503	308,336

The fair values of the term loans at December 31, 2021 and 2020 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants. The secured term loans are not measured at fair value in the balance sheets.

EVERTEC, Inc. Notes to Consolidated Financial Statements
There were no transfers in or out of Level 3 during the years ended December 31, 2021, 2020 and 2019.

Note 15—Other Long-Term Liabilities

As of December 31, 2021, other long-term liabilities mainly consist of an unrecognized tax benefit liability of $5.6 million, and other long-term liabilities of $2.7 million.

As of December 31, 2020, other long-term liabilities mainly consist of an unrecognized tax benefit liability of $8.7 million, and long-term portion of notes payable and long-term liabilities others of $5.3 million.

Note 16—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2021 and 2020, the Company had 71,969,856 and 72,137,678 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2021 and 2020, no shares of preferred stock have been issued.

Stock Repurchase

In 2021, 2020 and 2019, the Company repurchased a total of 0.6 million, 0.3 million, and 1.1 million shares, respectively, at a cost of $24.4 million, $7.3 million and $31.8 million. The Company funded such repurchases with cash on hand and borrowings to the existing revolving credit facility. As of December 31, 2021, 2020 and 2019, the repurchased shares were permanently retired.

Dividends

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by the Board of Directors ("Board") each quarter. Any declaration and payment of future dividends to holders of the common stock will be at the discretion of the Board and will depend on many factors, including the financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that the Board deems relevant. The Company’s dividend activity in 2021 and 2020 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 20, 2020	March 4, 2020	April 3, 2020	0.05
April 21, 2020	May 4, 2020	June 5, 2020	0.05
July 24, 2020	August 3, 2020	September 4, 2020	0.05
October 20, 2020	November 2, 2020	December 4, 2020	0.05
February 18, 2021	March 1, 2021	March 26, 2021	0.05
April 22, 2021	May 3, 2021	June 4, 2021	0.05
July 22, 2021	August 2, 2021	September 3, 2021	0.05
October 21, 2021	November 1, 2021	December 3, 2021	0.05

EVERTEC, Inc. Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive loss for the years ended December 31, 2021 and 2020:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Unrealized Gains on Debt Securities AFS	Total
Balance - December 31, 2019, net of tax	$(16,872)	$(13,137)	—	$(30,009)
Other comprehensive loss before reclassifications	(7,970)	(15,341)	—	(23,311)
Effective portion reclassified to net income	—	5,066	—	5,066
Balance - December 31, 2020, net of tax	(24,842)	(23,412)	—	(48,254)
Other comprehensive (loss) income before reclassifications	(11,129)	4,086	109	(6,934)
Effective portion reclassified to net income	—	7,065	—	7,065
Balance - December 31, 2021, net of tax	$(35,971)	$(12,261)	$109	$(48,123)

Note 17—Share-based Compensation

Long-Term Incentive Plan ("LTIP")

During the three months ended March 31, 2019, 2020 and 2021, the Compensation Committee of the Company's Board approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2019 LTIP, 2020 LTIP and 2021 LTIP, respectively, all under the terms of the Company's 2013 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

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

For the performance-based awards under the 2019 LTIP, 2020 LTIP, and 2021 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation, and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 22, 2022 for the 2019 LTIP, February 27, 2023 for the 2020 LTIP, and March 2, 2024 for the 2021 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following table summarizes the nonvested restricted shares and RSUs activity for the years ended December 31, 2021, 2020 and 2019:

Nonvested restricted shares and RSUs	Shares	Weighted average grant date fair value
Nonvested at December 31, 2018	2,036,163	$15.09
Granted	517,153	30.84
Vested	(931,389)	29.32
Forfeited	(29,172)	16.52
Nonvested at December 31, 2019	1,592,755	20.71
Granted	413,733	31.62
Vested	(762,194)	16.65
Forfeited	(150,779)	19.22
Nonvested at December 31, 2020	1,093,515	27.88
Granted	705,970	31.93
Vested	(683,706)	20.95
Forfeited	(29,450)	33.36
Nonvested at December 31, 2021	1,086,329	$34.73
Share-based compensation recognized was as follows:

	Years ended December 31,
(In thousands)	2021	2020	2019
Share-based compensation recognized, net
Restricted shares and RSUs	$14,799	$14,253	$13,570
The maximum unrecognized cost for restricted stock units was $19.1 million as of December 31, 2021. The cost is expected to be recognized over a weighted average period of 1.7 years.

Note 18—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2021, 2020 and 2019, the costs incurred under the plan amounted to approximately $1.0 million, $0.9 million and $0.8 million, respectively.

Note 19—Total Other Income (Expenses)

For the year ended December 31, 2021, other income (expenses) is primarily comprised of $3.3 million in foreign currency transaction gains and $0.8 million for a gain on sale of assets from Ticketpop.
For the year ended December 31, 2020, other income (expenses) is primarily comprised of $4.4 million in foreign currency transaction gains.
For the year ended December 31, 2019, other income (expenses) is primarily comprised of $1.7 million in foreign currency transaction losses.

Note 20—Income Tax

EVERTEC Group and Holdings are Puerto Rico limited liability companies that are treated as partnerships that are pass-through entities for Puerto Rico tax purposes, therefore, taxable income flows through to EVERTEC, Inc.

EVERTEC, Inc. Notes to Consolidated Financial Statements
EVERTEC Group, Holdings and EVERTEC, Inc. entered into a Tax Payment Agreement pursuant to which EVERTEC Group is required to make certain payments to Holdings or EVERTEC, Inc. for taxable periods or portions thereof occurring on or after April 17, 2012 (the “Effective Date”). Under the Tax Payment Agreement, EVERTEC Group will make payments with respect to any and all taxes (including estimated taxes) imposed under the laws of Puerto Rico, the United States of America and any other jurisdiction or any political (including municipal) subdivision or authority or agency in Puerto Rico, the United States of America or such other jurisdiction, that would have been imposed on EVERTEC Group if EVERTEC Group had been a corporation for tax purposes of that jurisdiction, together with all interest and penalties with respect thereto (“Taxes”), reduced by taking into account any applicable net operating losses or other tax attributes of Holdings or EVERTEC, Inc. that reduce Holdings’ or EVERTEC, Inc.’s taxes in such period. The Tax Payment Agreement provides that the payments thereunder shall not exceed the net amount of Taxes that Holdings and EVERTEC, Inc. actually owe to the appropriate taxing authority for a taxable period. Further, the Tax Payment Agreement provides that if Holdings or EVERTEC, Inc. receives a tax refund attributable to any taxable period or portion thereof occurring on or after the Effective Date, EVERTEC, Inc. shall be required to recalculate the payment for such period required to be made by EVERTEC Group to Holdings or EVERTEC, Inc. If the payment, as recalculated, is less than the amount of the payment EVERTEC Group already made to Holdings or EVERTEC, Inc. in respect of such period, Holdings or EVERTEC, Inc. shall promptly make a payment to EVERTEC Group in the amount of such difference.
The components of income tax expense consisted of the following:

	Years ended December 31,
(In thousands)	2021	2020	2019
Current tax provision	$23,388	$22,907	$19,366
Deferred tax benefit	(2,826)	(3,905)	(6,391)
Income tax expense	$20,562	$19,002	$12,975

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense and its segregation based on location of operations:

	Years ended December 31,
(In thousands)	2021	2020	2019
Income before income tax provision
Puerto Rico	$148,331	$98,608	$89,667
United States	622	3,953	4,047
Foreign countries	32,752	21,292	22,961
Total income before income tax provision	$181,705	$123,853	$116,675
Current tax provision
Puerto Rico	$6,792	$7,260	$7,550
United States	137	612	339
Foreign countries	16,459	15,035	11,477
Total current tax provision	$23,388	$22,907	$19,366
Deferred tax (benefit) provision
Puerto Rico	$(2,428)	$(2,087)	$(4,109)
United States	109	1,041	(216)
Foreign countries	(507)	(2,859)	(2,066)
Total deferred tax benefit	$(2,826)	$(3,905)	$(6,391)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of December 31, 2021 and 2020, the Company had $99.1 million and $80.2 million of unremitted earnings from foreign subsidiaries, respectively. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. EVERTEC believes it is not practicable at this time to reliably determine the

EVERTEC, Inc. Notes to Consolidated Financial Statements
amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted, and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

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

The grant contains customary commitments, conditions, and representations that EVERTEC Group will be required to comply with in order to maintain the grant. The more significant commitments include: (i) maintaining at least 700 employees in EVERTEC Group's Puerto Rico data processing operations, (ii) investing at least $200.0 million in building, machinery, equipment or computer programs to be used in Puerto Rico during the effective term of the grant (to be made over four-year capital investment cycles in $50.0 million increments); and (iii) 80% of EVERTEC Group employees must be residents of Puerto Rico. Failure to meet the requirements could result, among other things, in reductions of the benefits of the grant or revocation of the grant in its entirety, which could result in EVERTEC, Inc. paying additional taxes or other payments relative to what would be required to pay to other municipal agencies if the full benefits of the grant are not available.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(In thousands)	2021	2020
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$175	$223
Unearned income	10,475	11,058
Lease liability	2,655	3,410
Share-based compensation	1,181	1,163
Debt issuance costs	132	189
Accrued liabilities	3,263	1,828
Derivative liability	1,036	2,070
Accrual of contract maintenance cost	84	110
Impairment of asset	290	310
Other	1,596	1,649
Total gross deferred tax assets	20,887	22,010
Deferred tax liabilities (“DTL”)
Capitalized salaries	2,193	2,095
Difference between the assigned values and the tax basis of assets and liabilities recognized in business combinations	7,978	10,507
Right of use asset	2,707	3,340
Other	3,468	3,086
Total gross deferred tax liabilities	16,346	19,028
Deferred tax asset (liability), net	$4,541	$2,982

As of December 31, 2021 and 2020, the net deferred tax asset amounted to $5.9 million and $3.9 million, respectively, with a valuation allowance of approximately $1.4 million and $0.9 million, respectively, included as part of other deferred tax assets, for a net deferred tax asset after valuation allowance of approximately $4.5 million and $3.0 million, respectively.

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for alternative minimum tax (“AMT”) for taxable years commencing after December 31, 2014. However, Act 257 of 2018 limits the deduction of NOLs to 90% for regular tax for tax years commencing after December 31, 2018. At December 31, 2021, the Company has $6.8 million, $0.6 million and $4.0 million in NOL carryforwards related to Puerto Rico industrial development income, United States and foreign countries, respectively, available to offset future eligible income. The NOL balance as of December 31, 2021 expires as follows:

(In thousands)
2026	$51
2028	688
2029	1,558
2030	4,112
2031	3,737
2033	178
Indefinitely	1,072

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following is a tabular reconciliation of the total amounts of UTPs:

	Years ended December 31,
(In thousands)	2021	2020	2019
Balance, beginning of year	$5,908	$9,146	$9,238
Gross increases—tax positions in prior period	431	1,335	—
Gross decreases—tax positions in prior period	(101)	(192)	(92)
Lapse of statute of limitations	(2,287)	(4,381)	—
Balance, end of year	$3,951	$5,908	$9,146

As of December 31, 2021, 2020 and 2019, approximately $4.0 million, $5.9 million and $9.1 million, respectively, would have affected the Company’s effective income tax rate, if recognized.

The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company recognized an income tax expense of $0.4 million, $0.3 million and $0.4 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2021 and 2020 was $1.6 million and $2.6 million, respectively. The Company estimates that it is reasonably possible that the Puerto Rico liability for uncertain tax position relating to the net operating loss created by transaction cost will decrease by approximately $3.6 million in the next 12 months as a result of the statute of limitations. The Company believes it has sufficient accruals for contingent tax liabilities.

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

The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico and Costa Rica. The income tax returns for 2017, 2018, 2019, and 2020 are currently open for examination for both jurisdictions, while 2014 and 2015 are also open for examination for Costa Rica.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate of 37.5% to the income before income taxes as a result of the following:

	Years ended December 31,
(In thousands)	2021	2020	2019
Computed income tax at statutory rates	$68,139	$46,445	$43,753
Differences in tax rates due to multiple jurisdictions	2,003	839	1,058
Excess tax benefits on share-based compensation	(1,023)	(1,094)	(1,779)
Effect of income subject to tax-exemption grant	(46,762)	(31,347)	(31,424)
Unrecognized tax (benefit) expense	(3,388)	1,322	(32)
Other, net	1,593	2,837	1,399
Income tax expense	$20,562	$19,002	$12,975

EVERTEC, Inc. Notes to Consolidated Financial Statements
Note 21—Net Income Per Common Share
The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2021	2020	2019
Net income attributable to EVERTEC, Inc.’s common stockholders	$161,130	$104,436	$103,469
Less: non-forfeitable dividends on restricted stock	—	—	3
Net income available to EVERTEC, Inc.'s common shareholders	$161,130	$104,436	$103,466
Weighted average common shares outstanding	72,053,795	71,943,965	72,099,755
Weighted average potential dilutive common shares (1)	816,790	1,107,240	1,376,008
Weighted average common shares outstanding—assuming dilution	72,870,585	73,051,205	73,475,763
Net income per common share—basic	$2.24	$1.45	$1.44
Net income per common share—diluted	$2.21	$1.43	$1.41

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.
Refer to Note 16 for a detail of dividends declared and paid during 2021 and 2020.

Note 22—Related Party Transactions
The following table presents the Company’s transactions with related parties for each of the periods presented below:

	Years ended December 31,
(In thousands)	2021	2020	2019
Total revenues (1)(2)	$245,613	$226,074	$209,053
Cost of revenues	$2,610	$4,317	$5,094
Rent and other fees	$7,487	$8,320	$8,519
Interest earned from an affiliate
Interest income	$647	$391	$161

(1)Popular, Inc. ("Popular") revenues as a percentage of total revenues were 42%, 44% and 43%, respectively, for each of the periods presented above.
(2)Includes revenues generated from investee accounted for under the equity method of $0.3 million, $0.6 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021 and 2020, EVERTEC had the following balances arising from transactions with related parties:

	December 31,
(In thousands)	2021	2020
Cash and restricted cash deposits in affiliated bank	$187,602	$126,189
Other due/to from affiliate
Accounts receivable	$38,120	$28,419
Prepaid expenses and other assets	$1,763	$4,678
Operating lease right-of use assets	$13,533	$17,099
Other long-term assets	$2,853	$—
Accounts payable	$5,601	$4,607
Unearned income	$40,982	$35,807
Operating lease liabilities	$14,019	$17,781
The balance of cash and restricted cash deposits in an affiliated bank was included within the cash and cash equivalents and restricted cash line items in the accompanying consolidated balance sheets. Due from affiliates mainly included the amounts

EVERTEC, Inc. Notes to Consolidated Financial Statements
outstanding related to processing and information technology services billed to Popular subsidiaries according to the terms of the MSA under which EVERTEC Group has a contract to provide such services for at least 15 years on an exclusive basis for the duration of the agreement on commercial terms consistent with historical pricing practices among the parties. This amount was included in the accounts receivable, net in the consolidated balance sheets.

Note 23—Commitments and Contingencies
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

Leases

The Company has operating leases for certain office facilities, buildings, telecommunications and other equipment; and finance leases for certain equipment. The Company’s lease contracts have remaining terms ranging from 1 year to 8 years, some of which may include options to extend the leases for up to 5 years, and some which may include the option to terminate the lease within 1 year.

Total lease cost consisted of the following:

	Years ended December 31,
(in thousands)	2021	2020
Operating lease cost	$6,948	$7,025
Variable lease cost	2,472	3,182
Total lease costs	$9,420	$10,207
Other Balance Sheet information related to operating leases was as follows:

	December 31,
(In thousands)	2021	2020
Right-of-use assets obtained in exchange for operating lease obligations	178	$3,496
Weighted average remaining lease term, in years	4	5
Weighted Average Discount Rate	2.3%	2.8%
The following table presents the balance of Operating lease obligations:

	December 31,
(In thousands)	2021	2020
Operating lease liability - current	5,580	5,830
Operating lease liability - long-term	16,456	22,402
Total operating lease liabilities	$22,036	$28,232

EVERTEC, Inc. Notes to Consolidated Financial Statements
Future minimum operating lease payments at December 31, 2021 were as follows:

(In thousands)
2022	6,387
2023	6,036
2024	5,123
2025	4,072
2026	871
Thereafter	1,617
Total future minimum lease payments	24,106
Less: imputed interest	(2,070)
Total	$22,036

Note 24—Segment Information

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, ATM management and monitoring, ATH Movil and ATH Business. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions) and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee and from fees based on the number of accounts on file (i.e., savings or checking accounts, loans, etc.) or computer resources utilized. Revenues from other processing services within the Business Solutions segment are

EVERTEC, Inc. Notes to Consolidated Financial Statements
generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	December 31, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$155,392	$105,963	$143,965	$243,807	$(59,331)	$589,796
Operating costs and expenses	84,742	86,152	75,795	150,433	(3,840)	393,282
Depreciation and amortization	16,085	11,395	3,583	18,930	25,077	75,070
Non-operating income (expenses)	842	8,216	1,107	3,056	(7,109)	6,112
EBITDA	87,577	39,422	72,860	115,360	(37,523)	277,696
Compensation and benefits (2)	1,702	3,080	1,012	1,775	7,575	15,144
Transaction, refinancing, and other fees (3)	660	—	—	(647)	1,965	1,978
Adjusted EBITDA	$89,939	$42,502	$73,872	$116,488	$(27,983)	$294,818

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $42.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $9.2 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $7.6 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
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

	December 31, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$124,771	$84,641	$109,788	$234,965	$(43,577)	$510,588
Operating costs and expenses	72,968	73,030	58,163	141,446	23,589	369,196
Depreciation and amortization	13,455	11,299	1,905	17,551	27,308	71,518
Non-operating income (expenses)	202	6,934	650	1,938	(3,691)	6,033
EBITDA	65,460	29,844	54,180	113,008	(43,549)	218,943
Compensation and benefits (2)	987	2,934	926	1,794	7,742	14,383
Transaction, refinancing, exit activity and other fees (3)	500	—	—	—	6,641	7,141
Adjusted EBITDA	$66,947	$32,778	$55,106	$114,802	$(29,166)	$240,467

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $34.6 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software sale and developments of $9.0 million from Payment Services- Latin America to Payment Services- Puerto Rico & Caribbean.
(2)Primarily represents share-based compensation.

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations. Intersegment revenue eliminations predominantly reflect the $39.0 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software sale and developments of $6.7 million from Payment Services-Latin America to Payment Services-Puerto Rico & Caribbean.
(2)Primarily represents share-based compensation, other compensation expense and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of cash dividends received.
The reconciliation of EBITDA to consolidated net income is as follows:

	Years ended December 31,
(In thousands)	2021	2020	2019
Total EBITDA	$277,696	$218,943	$212,351
Less:
Income tax expense	20,562	19,002	12,975
Interest expense, net	20,921	23,572	27,594
Depreciation and amortization	75,070	71,518	68,082
Net Income	$161,143	$104,851	$103,700

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(In thousands)	2021	2020	2019
Revenues (1)
Puerto Rico	$473,647	$418,151	$392,628
Caribbean	18,917	14,873	15,950
Latin America	97,232	77,564	78,796
Total Revenues	$589,796	$510,588	$487,374

(1)Revenues are based on subsidiaries’ country of domicile.
Major customers

EVERTEC, Inc. Notes to Consolidated Financial Statements
For the years ended December 31, 2021, 2020 and 2019, the Company had one major customer which accounted for approximately $245.3 million or 42%, $225.5 million or 44%, and $208.0 million or 43%, respectively, of total revenues. See Note 21.
The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 6%, 8%, and 7% of the Company’s total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 25—Subsequent Events

On February 15, 2022, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on March 25, 2022 to stockholders of record as of the close of business on February 25, 2022. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

On February 24, 2022, the Company announced that it had signed a definitive agreement with Banco Popular de Puerto Rico and its parent, Popular, to sell certain assets in exchange for Evertec stock held by Popular with an approximate value of $197 million. The Company also entered into an agreement to modify and extend certain commercial agreements with Popular that had an initial term ending in 2025. The transaction is expected to close during the mid-year 2022 and is subject to customary closing conditions.

The Company also announced on February 24, 2022 that it entered into a share purchase agreement to acquire 100% of the outstanding shares of BBR SpA, a Santiago, Chile based payment solutions company with operating offices in Peru. The aggregate purchase price for the shares is CLP 48,600 million, approximately USD$60 million at current exchange rates. The transaction is subject to regulatory approval and is expected to close in the second or third quarter of 2022.

Schedule I

EVERTEC, Inc. Condensed Financial Statements
Parent Company Only
Condensed Balance Sheets

	December 31,
(In thousands)	2021	2020
Assets
Current assets:
Cash	$1,680	$1,680
Prepaid expenses and other assets	—	470
Total current assets	1,680	2,150
Investment in subsidiaries, at equity	468,651	342,385
Deferred tax asset, net	4,062	2,786
Total assets	$474,393	$347,321
Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$1,259	$272
Accounts payable	1,448	2,777
Income tax payable	1,834	—
Total current liabilities	4,541	3,049
Other long-term liabilities	3,640	6,530
Total liabilities	8,181	9,579
Stockholders’ equity:
Common stock	719	721
Additional paid-in capital	7,565	5,339
Accumulated earnings	506,051	379,937
Accumulated other comprehensive loss, net of tax	(48,123)	(48,255)
Total stockholders’ equity	466,212	337,742
Total liabilities and stockholders’ equity	$474,393	$347,321

Schedule I

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(In thousands)	2021	2020	2019
Non-operating income (expenses)
Equity in earnings of subsidiaries	$157,787	$103,308	$101,078
Interest income	157	234	367
Other expenses	(2,563)	(1,594)	(1,595)
Income before income taxes	155,381	101,948	99,850
Income tax benefit	(5,749)	(2,489)	(3,619)
Net income	161,130	104,437	103,469
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(11,129)	(7,970)	4,754
Loss on cash flow hedges	11,151	(10,275)	(10,974)
Unrealized gain on change in fair value of debt securities available-for-sale	109	—	—
Total comprehensive income	$161,261	$86,192	$97,249
Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities	$47,590	$29,817	$55,092
Cash flows from financing activities
Dividends paid	(14,409)	(14,382)	(14,420)
Repurchase of common stock	(24,388)	(7,300)	(31,822)
Withholding taxes paid on share-based compensation	(8,793)	(8,134)	(8,849)
Net cash used in financing activities	(47,590)	(29,816)	(55,091)
Net change in cash	—	1	1
Cash at beginning of the period	1,680	1,679	1,678
Cash at end of the period	$1,680	$1,680	$1,679