Form 10-Q
period 2022-03-31
EVERTEC, Inc.
filed 2022-04-29
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 or

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
At April 22, 2022, there were 71,545,702 outstanding shares of common stock of EVERTEC, Inc.

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
•the closing of the transactions contemplated by the Asset Purchase Agreement and related agreements with Popular and Banco Popular, pursuant to which we will sell certain assets that are currently used to provide services to Banco Popular;
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
•uncertainty related to the effect of the discontinuation of the London Interbank Offered Rate at the end of 2021; and
•the continued impact of the COVID-19 pandemic and measures taken in response to the outbreak, on our resources, net income and liquidity due to current and future disruptions in operations as well as the macroeconomic instability caused by the pandemic.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part 1, Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022, as updated in our subsequent filings with the SEC, and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

WHERE YOU CAN FIND MORE INFORMATION

All reports we file with the Securities and Exchange Commission ("SEC") are available free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available for download through our website at www.evertecinc.com as soon as reasonably practicable after filing such material with the SEC.

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except for share information)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$283,610	$266,351
Restricted cash	20,295	19,566
Accounts receivable, net	105,132	113,285
Prepaid expenses and other assets	41,533	37,148
Assets held-for-sale	23,007	—
Total current assets	473,577	436,350
Debt securities available-for-sale, at fair value	3,005	3,041
Investment in equity investee	14,365	12,054
Property and equipment, net	49,509	48,533
Operating lease right-of-use asset	21,562	21,229
Goodwill	389,027	393,318
Other intangible assets, net	191,164	213,288
Deferred tax asset	7,113	6,910
Net investment in leases	54	107
Other long-term assets	12,193	9,926
Total assets	$1,161,569	$1,144,756
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$71,304	$74,540
Accounts payable	30,470	28,484
Contract liability	21,360	17,398
Income tax payable	10,135	7,132
Current portion of long-term debt	21,125	19,750
Current portion of operating lease liability	6,119	5,580
Total current liabilities	160,513	152,884
Long-term debt	438,754	444,785
Deferred tax liability	2,347	2,369
Contract liability - long term	36,726	36,258
Operating lease liability - long-term	16,660	16,456
Derivative liability	2,848	13,392
Other long-term liabilities	8,573	8,344
Total liabilities	666,421	674,488
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,699,298 shares issued and outstanding as of March 31, 2022 (December 31, 2021 - 71,969,856)	717	719
Additional paid-in capital	—	7,565
Accumulated earnings	526,370	506,051
Accumulated other comprehensive loss, net of tax	(36,211)	(48,123)
Total EVERTEC, Inc. stockholders’ equity	490,876	466,212
Non-controlling interest	4,272	4,056
Total equity	495,148	470,268
Total liabilities and equity	$1,161,569	$1,144,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended March 31,
	2022	2021

Revenues (affiliates Note 15)	$150,248	$139,528

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	64,659	59,804
Selling, general and administrative expenses	20,384	16,102
Depreciation and amortization	19,160	18,623
Total operating costs and expenses	104,203	94,529
Income from operations	46,045	44,999
Non-operating income (expenses)
Interest income	667	389
Interest expense	(5,547)	(5,906)
Earnings of equity method investment	570	502
Other income, net	3,306	328
Total non-operating expenses	(1,004)	(4,687)
Income before income taxes	45,041	40,312
Income tax expense	6,175	4,708
Net income	38,866	35,604
Less: Net (loss) income attributable to non-controlling interest	(32)	101
Net income attributable to EVERTEC, Inc.’s common stockholders	38,898	35,503
Other comprehensive (loss) income, net of tax of $423 and $1,085
Foreign currency translation adjustments	2,214	(2,613)
Gain on cash flow hedges	9,725	4,189
Unrealized loss on change in fair value of debt securities available-for-sale	(27)	—
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$50,810	$37,079
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.54	$0.49
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.53	$0.49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	71,969,856	$719	$7,565	$506,051	$(48,123)	$4,056	$470,268
Share-based compensation recognized	—	—	4,279	—	—	—	4,279
Repurchase of common stock	(521,643)	(5)	(6,193)	(14,981)	—	—	(21,179)
Restricted stock units delivered	251,085	3	(5,651)	—	—	—	(5,648)
Net income	—	—	—	38,898	—	(32)	38,866
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,598)	—	—	(3,598)
Other comprehensive income	—	—	—	—	11,912	248	12,160
Balance at March 31, 2022	71,699,298	$717	$—	$526,370	$(36,211)	$4,272	$495,148

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	72,137,678	$721	$5,340	$379,934	$(48,254)	$4,688	$342,429
Share-based compensation recognized	—	—	3,380	—	—	—	3,380
Repurchase of common stock	(382,974)	(4)	(1,290)	(12,974)	—	—	(14,268)
Restricted stock units delivered	411,739	4	(7,430)	(1,302)	—	—	(8,728)
Net income	—	—	—	35,503	—	101	35,604
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,605)	—	—	(3,605)
Other comprehensive income (loss)	—	—	—	—	1,576	(381)	1,195
Balance at March 31, 2021	72,166,443	$721	$—	$397,556	$(46,678)	$4,408	$356,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$38,866	$35,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,160	18,623
Amortization of debt issue costs and accretion of discount	404	569
Operating lease amortization	1,450	1,492
(Release) provision for expected credit losses and sundry losses	59	(184)
Deferred tax benefit	(702)	(890)
Share-based compensation	4,279	3,380
Loss on disposition of property and equipment and impairment of intangible	91	1,042
Earnings of equity method investment	(570)	(502)
Decrease (increase) in assets:
Accounts receivable, net	7,060	(4,048)
Prepaid expenses and other assets	(5,573)	(2,539)
Other long-term assets	(3,319)	833
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	1,773	(18,457)
Income tax payable	2,248	82
Contract liability	4,387	1,185
Operating lease liabilities	23	(1,611)
Other long-term liabilities	714	167
Total adjustments	31,484	(858)
Net cash provided by operating activities	70,350	34,746
Cash flows from investing activities
Additions to software	(8,669)	(11,971)
Acquisition of customer relationship	—	(14,750)
Property and equipment acquired	(5,627)	(4,724)
Proceeds from sales of property and equipment	6	—
Acquisition of available-for-sale debt securities	—	(2,968)
Net cash used in investing activities	(14,290)	(34,413)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(5,648)	(8,728)
Repayment of short-term borrowings for purchase of equipment and software	(806)	(758)
Dividends paid	(3,598)	(3,605)
Repurchase of common stock	(21,179)	(14,268)
Repayment of long-term debt	(4,938)	(21,357)
Net cash used in financing activities	(36,169)	(48,716)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(1,903)	2,700
Net increase (decrease) in cash, cash equivalents and restricted cash	17,988	(45,683)
Cash, cash equivalents and restricted cash at beginning of the period	285,917	221,105
Cash, cash equivalents and restricted cash at end of the period	$303,905	$175,422
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$283,610	$156,363
Restricted cash	20,295	19,059
Cash, cash equivalents and restricted cash	$303,905	$175,422
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,666	$5,982
Cash paid for income taxes	4,287	5,621
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	$—	$1,260
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, one of the leading personal identification number ("PIN") debit and automated teller machine ("ATM") networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations, and government agencies with solutions that are essential to their operations.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation.

Note 2 – Held-for-Sale

On February 24, 2022, the Company entered into a definitive agreement with Banco Popular de Puerto Rico and its parent, Popular, to sell software and prepaid assets and transfer certain employees in connection with those assets (the "Disposal group"). As consideration for the sale of the Disposal Group, Popular will deliver Evertec stock held by Popular with an approximate value of $196.6 million (the "Popular Transaction"). The Popular Transaction is expected to close mid-year 2022, subject to customary closing conditions, and is expected to result in a gain.

Accounting Policy

An asset or a disposal group is classified as held for sale in the period in which the following criteria are met: (a) management commits to a plan to sell; (b) the asset or disposal group is available for sale in its present condition; (c) an active program to locate a buyer and other actions to complete the plan to sell have been initiated; (d) the sale of the asset or disposal group is probable within one year; (e) the asset or disposal group is being be actively marketed; and (f) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn.

A disposal group is a group of assets to be disposed of, by sale or otherwise, together as a group in a single transaction, and liabilities directly associated with those assets that will be transferred in the transaction. The group includes goodwill acquired in a business combination if the group is a cash-generating unit to which goodwill has been allocated, or if it is an operation within such a cash-generating unit.

Assets and disposal groups classified as held for sale are measured at the lower of carrying amount or fair value less costs to sell. Any excess of the carrying amount over the fair value less costs to sell is recognized as an impairment loss. Depreciation of assets that have been classified as held for sale is discontinued upon classification.

Given that the Disposal Group pertains to the Business Solutions segment and that the Company concluded that it constitutes a business, goodwill from this segment was allocated to the Popular transaction and is reflected as part of the Held-for-Sale balance.

The following table details the carrying amount of the major classes of assets classified as held-for-sale as of March 31, 2022:

March 31, 2022
(In thousands)
Prepaid expenses and other assets	$603
Other intangible assets, net	16,591
Goodwill	5,813
Assets held-for-sale	$23,007

Note 3 – Debt Securities

The amortized cost, gross unrealized gains and losses recorded in OCI and estimated fair value of debt securities available-for-sale by contractual maturity as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$3,032	—	(27)	$3,005

	December 31, 2021
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,963	$78	$—	$3,041

Debt securities are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

No debt securities were sold during the quarter ended March 31, 2022. A provision for credit losses was not required for the periods presented above. Refer to Note 7 for disclosure requirements related to the fair value hierarchy.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(In thousands)	Useful life in years	March 31, 2022	December 31, 2021
Buildings	30	$1,317	$1,359
Data processing equipment	3 - 5	146,098	141,359
Furniture and equipment	3 - 20	7,986	7,718
Leasehold improvements	5 -10	3,323	3,277
		158,724	153,713
Less - accumulated depreciation and amortization		(110,362)	(106,365)
Depreciable assets, net		48,362	47,348
Land		1,147	1,185
Property and equipment, net		$49,509	$48,533

Depreciation and amortization expense related to property and equipment for three months ended March 31, 2022 amounted to $4.6 million compared to $4.4 million for the corresponding period in 2021.

During the three months ended March 31, 2021, the Company recorded a loss on the disposition of damaged POS devices amounting to $0.4 million through cost of revenues.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 16):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2021	$160,972	$48,402	$138,121	$45,823	$393,318
Foreign currency translation adjustments	—	1,522	—	—	1,522
Goodwill reclassified to held-for-sale	—	—	—	(5,813)	(5,813)
Balance at March 31, 2022	$160,972	$49,924	$138,121	$40,010	$389,027

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. No impairment losses were recognized for the periods ended March 31, 2022 or 2021.

During the three months ended March 31, 2022, Goodwill of $5.8 million was reclassified to held-for-sale as part of the Popular Transaction, this commitment constitutes the sale of a business under ASC 805, refer to Note 2 – Held-for-Sale for further details.

The carrying amount of other intangible assets at March 31, 2022 and December 31, 2021 was as follows:

		March 31, 2022
(In thousands)	Useful life in years	Gross amount	Accumulated amortization	Assets reclassified to Held-for-Sale	Net carrying amount
Customer relationships	8 - 14	$358,159	$(279,398)	$—	$78,761
Trademarks	2 - 15	41,940	(36,984)	—	$4,956
Software packages	3 - 10	335,064	(224,218)	(16,591)	$94,255
Non-compete agreement	15	56,539	(43,347)	—	$13,192
Other intangible assets, net		$791,702	$(583,947)	$(16,591)	$191,164

		December 31, 2021
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$357,991	$(272,732)	$85,259
Trademarks	2 - 15	41,901	(36,684)	5,217
Software packages	3 - 10	326,320	(217,643)	108,677
Non-compete agreement	15	56,539	(42,404)	14,135
Other intangible assets, net		$782,751	$(569,463)	$213,288

Amortization expense related to other intangibles for the three months ended March 31, 2022 amounted to $14.5 million compared to $14.2 million for the corresponding period in 2021. During the three month period ended March 31, 2021, the Company recorded an impairment charge through cost of revenues amounting to $0.6 million for a software solution that will no longer be used. The impairment charge affected the Company’s Payment Services – Puerto Rico & Caribbean segment.

During the three months ended March 31, 2022, Software amounting to $16.6 million was reclassified to held-for-sale as part of the Popular Transaction, refer to Note 2 – Held-for-Sale for further details.

The estimated amortization expense of the other intangible balances outstanding at March 31, 2022 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2022	$34,733
2023	53,776
2024	49,370
2025	37,491
2026	11,849

Note 6 – Debt and Short-Term Borrowings

Total debt at March 31, 2022 and December 31, 2021 follows:

(In thousands)	March 31, 2022	December 31, 2021
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$166,853	$170,875
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	293,026	293,660
Note payable due January 1, 2022(1)	—	758
Total debt	$459,879	$465,293

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Applicable margin of 1.75% at March 31, 2022 and December 31, 2021.
(3)Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at March 31, 2022 and December 31, 2021.

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

The 2018 Credit Agreement requires mandatory repayment of outstanding principal balances based on a percentage of excess cash flow, provided that no such payment shall be due if the resulting amount of the excess cash flow multiplied by the applicable percentage is less than $10 million or if the leverage ratio is below 1.75x. On March 8, 2021, in connection with this mandatory repayment clause, the Company repaid $17.8 million, as a result of excess cash flow calculation performed for the year ended December 31, 2020. No mandatory repayment was required in the first quarter of 2022 in connection with the excess cash flow calculation performed for the year ended December 31, 2021 as the leverage ratio was below 1.75x.

The unpaid principal balance at March 31, 2022 of the 2023 Term A Loan and the 2024 Term B Loan was $167.5 million and $295.0 million, respectively. The additional borrowing capacity under our Revolving Facility at March 31, 2022 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance, which were fully repaid in January 2022. As of December 31, 2021, the outstanding principal balance of the notes payable was $0.8 million. These notes were included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Interest Rate Swaps

As of March 31, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of March 31, 2022 and December 31, 2021, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $2.8 million and $13.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During both the three months ended March 31, 2022 and 2021, the Company reclassified losses of $1.7 million, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $2.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Debt Securities Available for Sale

The fair value of debt securities is estimated based on observable inputs, therefore classifying as a Level 2 asset within the fair value hierarchy. The fair value of debt securities was $3.0 million as of both March 31, 2022 and December 31, 2021.

Derivative Instruments

The fair value of the Company's interest rate swap is estimated using Level 2 inputs under the fair value hierarchy. This derivative was in a liability position with a balance of $2.8 million and $13.4 million as of March 31, 2022 and December 31, 2021, respectively.

The following table presents the carrying value, as applicable, and estimated fair value for financial instruments at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Costa Rica government obligations	$3,005	$3,005	$3,041	$3,041
Financial liabilities:
Interest rate swap	2,848	2,848	13,392	13,392
2023 Term A Loan	166,853	166,233	170,875	168,610
2024 Term B Loan	293,026	292,359	293,660	294,735

The fair values of the term loans at March 31, 2022 and December 31, 2021 were obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheets.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three months ended March 31, 2022:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (losses) on Debt Securities AFS	Total
Balance - December 31, 2021, net of tax	$(35,971)	$(12,261)	109	(48,123)
Other comprehensive income (loss) before reclassifications	2,214	8,007	(27)	10,194
Effective portion reclassified to net income	—	1,718	—	1,718
Balance - March 31, 2022, net of tax	$(33,757)	$(2,536)	$82	$(36,211)

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the three months ended March 31, 2020, 2021 and 2022, the Compensation Committee of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2020 LTIP, 2021 LTIP and 2022 LTIP, respectively, all under the terms of the Company's 2013 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 27 of each year for the 2020 LTIP, March 2 of each year for the 2021 LTIP, and February 25 of each year for the 2022 LTIP.

For the performance-based awards under the 2020 LTIP, 2021 LTIP, and 2022 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The Adjusted EBITDA measure is based on annual targets and can produce a payout between 0% and 200%. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 27, 2023 for the 2020 LTIP, March 2, 2024 for the 2021 LTIP, and February 25, 2025 for the 2022 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested RSUs activity for the three months ended March 31, 2022:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2021	1,086,329	$34.73
Granted	655,458	42.26
Vested	(395,144)	25.72
Forfeited	(943)	32.75
Nonvested at March 31, 2022	1,345,700	$39.10

For the three months ended March 31, 2022, the Company recognized $4.3 million of share-based compensation expense, compared with $3.4 million for the corresponding period in 2021.

As of March 31, 2022, the maximum unrecognized cost for RSUs was $40.8 million. The cost is expected to be recognized over a weighted average period of 2.4 years.

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

	Three months ended March 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$55	$13	$—	$1,885	$1,953
Products and services transferred over time	26,430	25,497	35,629	60,739	148,295
	$26,485	$25,510	$35,629	$62,624	$150,248

	Three months ended March 31, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$78	$676	$—	$2,498	$3,252
Products and services transferred over time	24,782	22,621	30,867	58,006	136,276
	$24,860	$23,297	$30,867	$60,504	$139,528

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	March 31, 2022	December 31, 2021
Balance at beginning of period	$1,715	$2,796
Services transferred to customers	3,067	5,374
Transfers to accounts receivable	(1,114)	(6,455)
Balance at end of period	$3,668	$1,715

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at March 31, 2022 amounted to $105.1 million. Contract liability and contract liability - long term at March 31, 2022 amounted to $21.4 million and $36.7 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. Contract liabilities may also arise when consideration is received or due in advance from customers prior to performance. During the three months ended March 31, 2022, the Company recognized revenue of $7.1 million that was included in the contract liability at

December 31, 2021. During the three months ended March 31, 2021, the Company recognized revenue of $8.2 million that was included in the contract liability at December 31, 2020.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at March 31, 2022 is $247.8 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables.

(In thousands)	March 31, 2022	December 31, 2021
Balance at beginning of period	$2,523	$2,401
Current period (release) provision for expected credit losses	(321)	819
Write-offs	(23)	(698)
Recoveries of amounts previously written-off	—	1
Balance at end of period	$2,179	$2,523

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

Note 12 – Income Tax

The components of income tax expense for the three months ended March 31, 2022 and 2021, respectively, consisted of the following:

	Three months ended March 31,
(In thousands)	2022	2021
Current tax provision	$6,877	$5,598
Deferred tax benefit	(702)	(890)
Income tax expense	$6,175	$4,708

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2022 and 2021, and its segregation based on location of operations:

	Three months ended March 31,
(In thousands)	2022	2021
Current tax provision
Puerto Rico	$2,315	$1,604
United States	30	30
Foreign countries	4,532	3,964
Total current tax provision	$6,877	$5,598
Deferred tax benefit
Puerto Rico	$(393)	$(294)
United States	(71)	(429)
Foreign countries	(238)	(167)
Total deferred tax benefit	$(702)	$(890)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2022, the Company has $105.1 million of unremitted earnings from foreign subsidiaries, compared to $99.1 million as of December 31, 2021. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of March 31, 2022, the gross deferred tax asset amounted to $21.3 million and the gross deferred tax liability amounted to $15.2 million, compared to $22.3 million and $16.3 million, respectively, as of December 31, 2021. As of March 31, 2022, and December 31, 2021, there is a valuation allowance against the gross deferred tax asset of approximately $1.7 million and $1.4 million, respectively.

The Company estimates that it is reasonably possible that the Puerto Rico liability for uncertain tax positions relating to the net operating loss created by transaction costs from mergers and acquisitions will decrease by approximately $3.6 million during 2022 as a result of the statute of limitations.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months ended March 31,
(In thousands)	2022	2021
Computed income tax at statutory rates	$16,890	$15,117
Differences in tax rates due to multiple jurisdictions	447	560
Effect of income subject to tax-exemption grant	(10,809)	(10,332)
Unrecognized tax (benefit) expense	80	(123)
Excess tax benefits on share-based compensation	(260)	(1,028)
Other, net	(173)	514
Income tax expense	$6,175	$4,708

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended March 31,
(In thousands, except per share information)	2022	2021
Net income available to EVERTEC, Inc.’s common shareholders	$38,898	$35,503
Weighted average common shares outstanding	71,965,664	72,150,529
Weighted average potential dilutive common shares (1)	887,552	798,872
Weighted average common shares outstanding - assuming dilution	72,853,216	72,949,401
Net income per common share - basic	$0.54	$0.49
Net income per common share - diluted	$0.53	$0.49

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 15, 2022, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 25, 2022, to stockholders' of record on February 25, 2022.

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

Note 15 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(In thousands)	2022	2021
Total revenues (1)(2)	$64,729	$60,369
Cost of revenues	$1,315	$1,049
Operating lease cost and other fees	$1,859	$1,915
Interest earned from affiliate
Interest income	$340	$108

(1)Popular revenues as a percentage of total revenues were 43% and 44%, respectively, for each of the periods presented above.
(2)Includes revenues generated from investee accounted for under the equity method of $0.3 million and $0.1 million, respectively, for each of the periods presented above.

As of March 31, 2022 and December 31, 2021, EVERTEC had the following balances arising from transactions with related parties:

(In thousands)	March 31, 2022	December 31, 2021
Cash and restricted cash deposits in affiliated bank	$160,812	$187,602
Other due to/from affiliate
Accounts receivable	$32,942	$38,120
Prepaid expenses and other assets	$1,447	$1,763
Operating lease right-of-use assets	$12,699	$13,533
Accounts payable	$4,733	$5,601
Contract liabilities	$42,837	$40,982
Operating lease liabilities	$13,194	$14,019

Note 16 – Segment Information

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee and from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc.), server capacity usage or computer resources utilized. Revenues from other processing services within the Business

Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended March 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$40,008	$28,783	$35,629	$62,624	$(16,796)	$150,248
Operating costs and expenses	21,280	23,587	20,204	38,928	204	104,203
Depreciation and amortization	4,480	2,812	1,019	4,763	6,086	19,160
Non-operating income (expenses)	236	3,606	300	700	(966)	3,876
EBITDA	23,444	11,614	16,744	29,159	(11,880)	69,081
Compensation and benefits (2)	337	813	340	445	2,344	4,279
Transaction, refinancing and other fees (3)	—	—	—	—	2,025	2,025
Adjusted EBITDA	$23,781	$12,427	$17,084	$29,604	$(7,511)	$75,385

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $10.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $3.3 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $2.6 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation.

(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

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

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $9.7 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $2.3 million from Payment Services - Latin America to Payment Services - Puerto Rico & Caribbean and transaction processing and monitoring fees of $1.2 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A. and a software impairment charge.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended March 31,
(In thousands)	2022	2021
Total EBITDA	$69,081	$64,452
Less:
Income tax expense	6,175	4,708
Interest expense, net	4,880	5,517
Depreciation and amortization	19,160	18,623
Net income	$38,866	$35,604

Note 17 – Subsequent Events

On April 21, 2022, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 3, 2022 to stockholders of record as of the close of business on May 2, 2022. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2022 and 2021 and (ii) the financial condition as of March 31, 2022. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 25, 2022 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC, Evertec Placetopay, SAS (formerly known as EGM Ingeniería sin Fronteras, S.A.S. ("PlacetoPay")) and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
Executive Summary

EVERTEC is a leading full-service transaction-processing business in Puerto Rico, the Caribbean and Latin America, providing a broad range of merchant acquiring, payment services and business process management services. We believe that we are one of the largest merchant acquirers in Latin America based on total number of transactions and the largest merchant acquirer in the Caribbean. We serve 26 countries out of 11 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, one of the leading personal identification number ("PIN") debit and automated teller machine ("ATM") networks in the Caribbean and Latin America. We manage a system of electronic payment networks and offer a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico, that process over three billion transactions annually. Additionally, we offer technology outsourcing in all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. Under the terms of the MSA, Popular agreed to use EVERTEC services on an ongoing exclusive basis for the duration of the agreement. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the MSA. On February 24, 2022, we entered into an agreement to modify and extend the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (the “ISO Agreement”), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA. The ISO Agreement, which sets our merchant acquiring relationship with Popular, will now include revenue sharing provisions with Popular. The MSA modifications include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through 2028, a 10% discount on certain MSA services in October 2025 and adjustments to the existing CPI pricing escalator clause. We also entered into an agreement to sell Popular certain assets in exchange for Popular owned Evertec stock ("Popular Transaction"). As part of this transaction, Popular has agreed to take certain actions after closing to ensure that Evertec is no longer deemed a “subsidiary” of Popular for purposes of the Bank Holding Company Act, including reducing Popular's voting interest in Evertec to 4.5% over a period of three months after the close of the transaction through either the sale of shares or conversion to non-voting preferred shares. The Popular Transaction is expected to close mid-year 2022, at which point the contract extensions will become effective.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, which, coupled with the ongoing shift from cash and paper methods of payment to electronic payments will continue to generate growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin American and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin American regions. We also benefit from the outsourcing of technology systems and processes trend for financial institutions and government. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

	Three months ended March 31,
In thousands	2022	2021	Variance

Revenues	$150,248	$139,528	$10,720	8%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	64,659	59,804	4,855	8%
Selling, general and administrative expenses	20,384	16,102	4,282	27%
Depreciation and amortization	19,160	18,623	537	3%
Total operating costs and expenses	104,203	94,529	9,674	10%
Income from operations	$46,045	$44,999	$1,046	2%

Revenues

Total revenues for the quarter ended March 31, 2022 was $150.2 million, an increase of 8% compared with $139.5 million in the prior year reflecting increases across all of the Company's segments. Revenue in Puerto Rico benefited from sales volume growth, driven by a full quarter of revenue contribution from the FirstBank expanded relationship, with a higher average ticket and slightly higher spread, as well as, growth in POS transactions processed and the continued growth of our digital solutions, ATH Movil and ATH Business. Revenue also benefited from the year over year CPI impact on the current Popular MSA and revenue generated from the printing contract entered into in the prior year. Latin America revenue reflected organic growth that includes revenue generated from new client contracts.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2022 amounted to $64.7 million, an increase of $4.9 million or 8% when compared to the same period in the prior year. The increase during the three months is primarily driven by an increase in personnel costs, mainly due to increased headcount, and equipment expenses, mainly as a result of increases in repairs and maintenance of software and hardware, and an increase in cloud services as utilization continues to grow.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2022 increased by $4.3 million or 27% when compared to the same period in the prior year. The increase is driven by an increase in professional fees for corporate transactions and increased personnel costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2022 amounted to $19.2 million, an increase of $0.5 million or 3% when compared to the same period in the prior year. Increased expense during the three months is driven by an increase in software amortization as a result of key projects that went into production in the prior years and an increase in the amortization of customer relationships.

Non-Operating Expenses

	Three months ended March 31,
In thousands	2022	2021	Variance

Interest income	$667	$389	$278	71%
Interest expense	(5,547)	(5,906)	359	6%
Earnings of equity method investment	570	502	68	14%
Other income	3,306	328	2,978	908%
Total non-operating expenses	$(1,004)	$(4,687)	$3,683	79%

Non-operating expenses for the three months ended March 31, 2022 decreased by $3.7 million to $1.0 million when compared to the same period in the prior year. The decrease is mainly related to a $3.0 million increase in other income driven by the favorable impact of the remeasurement of assets and liabilities denominated in US dollars and a $0.4 million decrease in interest expense, resulting from a reduction in interest rates and a lower outstanding balance.

Income Tax Expense

	Three months ended March 31,
In thousands	2022	2021	Variance
Income tax expense	$6,175	$4,708	$1,467	31%

Income tax expense for the three months ended March 31, 2022 amounted to $6.2 million, an increase of $1.5 million when compared to the same period in the prior year. The effective tax rate for the period was 13.7%, compared with 11.7% in the 2021 period. The increase in the effective tax rate primarily reflects an increase in revenues in higher taxed jurisdictions, in addition to higher withholding taxes and the impact of higher net discrete tax items recorded in the prior year quarter.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively "Payment Services segments"), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee and from fees based on the number of accounts on file (i.e. savings or checking accounts, loans, etc.), server capacity usage or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

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

Comparison of the three months ended March 31, 2022 and 2021

Payment Services - Puerto Rico & Caribbean

	Three months ended March 31,
In thousands	2022	2021
Revenues	$40,008	$36,264
Adjusted EBITDA	23,781	20,803
Adjusted EBITDA Margin	59.4%	57.4%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended March 31, 2022 increased by $3.7 million to $40.0 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in POS processing and continued strong digital payments growth from ATH Movil and ATH Business, as well as an increase in transaction processing and monitoring revenue recognized for services provided to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $3.0 million to $23.8 million driven by the increase in revenues partially offset by higher operating expenses, including costs related to POS equipment maintenance.

Payment Services - Latin America

	Three months ended March 31,
In thousands	2022	2021
Revenues	$28,783	$25,014
Adjusted EBITDA	12,427	10,019
Adjusted EBITDA Margin	43.2%	40.1%

Payment Services - Latin America segment revenues for the three months ended March 31, 2022 increased by $3.8 million to $28.8 million driven mainly by organic growth including revenue generated by new client contracts signed in prior years. Adjusted EBITDA increased by $2.4 million when compared to the same period in the prior year primarily due to the increase in revenues and the $3.1 million favorable impact of the remeasurement of assets and liabilities denominated in US dollars, partially offset by an increase in fees for transaction processing and monitoring services from the Payment Services - Puerto Rico & Caribbean segment.

Merchant Acquiring

	Three months ended March 31,
In thousands	2022	2021
Revenues	$35,629	$30,867
Adjusted EBITDA	17,084	15,517
Adjusted EBITDA Margin	47.9%	50.3%

Merchant Acquiring segment revenues for the three months ended March 31, 2022 increased by $4.8 million to $35.6 million mainly as a result of an increase in sales volume with a higher average ticket and a slightly higher spread per transaction. The higher volume was driven mainly by a full quarter contribution from the FirstBank expanded relationship, compared with one month in the prior year quarter. Adjusted EBITDA increased by $1.6 million driven by the increase in revenues, partially offset by higher operating costs from a full quarter of FirstBank and higher operating expenses.

Business Solutions

	Three months ended March 31,
In thousands	2022	2021
Revenues	$62,624	$60,611
Adjusted EBITDA	29,604	29,632
Adjusted EBITDA Margin	47.3%	48.9%

Business Solutions segment revenues for the three months ended March 31, 2022 increased by $2.0 million to $62.6 million as a result of higher transactions and account volumes, and the benefit of the CPI impact on the current MSA. In addition, the quarter benefited from incremental printing volume resulting from the printing contract entered into in the prior year and that began to have an impact in the second half of 2021. These increases were partially offset by hardware and software sales as well as services provided to the Puerto Rico Department of Educations in the prior year quarter that did not recur. Adjusted EBITDA remained relatively flat at $29.6 million as the increase in revenue was offset by increased expenses, mainly software and hardware maintenance costs.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, dividend payments, share repurchases, debt service, and acquisitions. We also have a $125.0 million Revolving Facility, of which $119.1 million was available for borrowing as of March 31, 2022. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of March 31, 2022, we had cash and cash equivalents of $283.6 million, of which $103.7 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Three months ended March 31,
(In thousands)	2022	2021

Cash provided by operating activities	$70,350	$34,746
Cash used in investing activities	(14,290)	(34,413)
Cash used in financing activities	(36,169)	(48,716)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(1,903)	2,700
Increase (decrease) in cash, cash equivalents and restricted cash	$17,988	$(45,683)

Net cash provided by operating activities for the three months ended March 31, 2022 was $70.4 million compared to $34.7 million for the same period in the prior year. The $35.6 million increase in cash provided by operating activities is primarily driven by an increase in collections for accounts receivable as well as less cash used to pay down accounts payable and accrued liabilities as the Company continues to effectively manage working capital.

Net cash used in investing activities for the three months ended March 31, 2022 was $14.3 million compared to $34.4 million for the same period in the prior year. The $20.1 million decrease is primarily attributable to the acquisition in the prior year of a

$14.8 million customer relationship and $3.0 million in available-for-sale debt securities in addition to a decrease in additions to software of $3.3 million.

Net cash used in financing activities for the three months ended March 31, 2022 was $36.2 million compared to $48.7 million for the same period in the prior year. The $12.5 million decrease was mainly attributed to a decrease of $16.4 million in cash used to pay down long-term debt and a $3.1 million decrease in withholding taxes paid on share-based compensation partially offset by an increase in cash used to repurchase common stock of $6.9 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. During the three months ended March 31, 2022 and 2021, we invested approximately $14.3 million and $16.7 million, respectively. In addition, during the three month period ended March 31, 2021, the Company acquired a $14.8 million customer relationship as well as $3.0 million in available-for-sale debt securities. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 15, 2022, the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 25, 2022, to stockholders of record as of the close of business on February 25, 2022.

On April 21, 2022, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 3, 2022 to stockholders of record as of the close of business on May 2, 2022. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

The 2018 Credit Agreement requires mandatory repayment of outstanding principal balances based on a percentage of excess cash flow, provided that no such payment shall be due if the resulting amount of the excess cash flow multiplied by the applicable percentage is less than $10 million or if the leverage ratio is below 1.75x. On March 8, 2021, in connection with this mandatory repayment clause, the Company repaid $17.8 million, as a result of excess cash flow calculation performed for the year ended December 31, 2020. No mandatory repayment was required in the first quarter of 2022 in connection with the excess cash flow calculation performed for the year ended December 31, 2021 as the leverage ratio was below 1.75x.

The unpaid principal balance at March 31, 2022 of the 2023 Term A Loan and the 2024 Term B Loan was $167.5 million and $295.0 million, respectively. The additional borrowing capacity under our Revolving Facility at March 31, 2022 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In December 2019, EVERTEC Group entered into two non-interest bearing financing agreements amounting to $2.4 million to purchase software and maintenance, which were fully repaid in January 2022. As of December 31, 2021, the outstanding principal balance of the notes payable was $0.8 million. These notes were included in accounts payable in the Company's unaudited condensed consolidated balance sheets.

Interest Rate Swaps

As of March 31, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of March 31, 2022 and December 31, 2021, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $2.8 million and $13.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 7 of the unaudited condensed consolidated financial statements for disclosure of losses recorded on cash flow hedging activities.

During the three months ended March 31, 2022 and 2021, the Company reclassified losses of $1.7 million and losses of $1.7 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current LIBOR rates, the Company expects to reclassify losses of $2.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Covenant Compliance

As of March 31, 2022, our secured leverage ratio was 1.36 to 1.00, as determined in accordance with the 2018 Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our 2018 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended March 31,		Twelve months ended
(In thousands, except per share information)	2022	2021	March 31, 2022
Net income	$38,866	$35,604	$164,405
Income tax expense	6,175	4,708	22,029
Interest expense, net	4,880	5,517	20,284
Depreciation and amortization	19,160	18,623	75,607
EBITDA	69,081	64,452	282,325
Equity income (1)	(570)	(502)	(463)
Compensation and benefits (2)	4,279	3,504	15,919
Transaction, refinancing and other fees (3)	2,595	1,435	3,533
Adjusted EBITDA	75,385	68,889	301,314
Operating depreciation and amortization (4)	(11,252)	(10,882)	(43,808)
Cash interest expense, net (5)	(4,629)	(5,076)	(19,357)
Income tax expense (6)	(8,677)	(7,756)	(32,605)
Non-controlling interest (7)	10	(143)	(8)
Adjusted net income	$50,837	$45,032	$205,536
Net income per common share (GAAP):
Diluted	$0.53	$0.49
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.70	$0.62
Shares used in computing adjusted earnings per common share:
Diluted	72,853,216	72,949,401

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

5)Represents interest expense, less interest income, as they appear on the condensed consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
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

Effect of Inflation

While inflation has had minimal net effect on our operating results during the last three years given that overall inflation has been offset by sales and cost reduction actions, the rate of inflation can impact certain input costs, such as occupancy, labor and benefits, and general administrative costs, which may not be readily recoverable from our customers and could affect our results of operations and financial condition. In addition, if inflation were to result in rising interest rates, it could result in an adverse effect on our cost of funding due to increased interest expense on our outstanding debt.

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

Interest Rate Risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B Loan is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of March 31, 2022, under the secured credit facilities, would increase our annual interest expense by approximately $2.6 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of March 31, 2022, the Company has an interest rate swap agreement, entered into December 2018, which converts a portion of our outstanding variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the US dollar, are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. As of March 31, 2022, the Company had $33.8 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $36.0 million as of December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the direction of the Chief Executive Officer and the Chief Financial Officer, has evaluated, as of the end of the period covered by this Report on Form 10-Q, disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022. For a discussion of the potential risks and uncertainties related to us, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three month period ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
3/1/2022-3/31/2022	521,643	40.60	521,643
	521,643	40.60	521,643	128,821,747

(1) On February 24, 2022, the Company announced that its Board approved an increase to the current stock repurchase program, authorizing the purchase of up to an aggregate of $150 million of the Company’s common stock under the program which expires on December 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 25, 2022, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Rodrigo Del Castillo, Paola Pérez, Luis A. Rodríguez, Guillermo Rospigliosi, Diego G. Viglianco, and Miguel Vizcarrondo).

10.2
Share Purchase Agreement (Contrato de Compraventa de Acciones) dated as of February 24, 2022, by and between Evertec Group, LLC and Fondo de Inversiones Privado IG Capital, Inversiones Cuatro R Limitada, Inversiones Rivers Limitada, and Inversiones Brela Limitada [English translation] (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872).

10.3+
Amended and Restated Employment Agreement, dated as of February 24, 2022, by and between Evertec Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872).

10.4
Asset Purchase Agreement by and among EVERTEC, Inc., Evertec Group, LLC, Popular, Inc. and Banco Popular de Puerto Rico, dated as of February 24, 2022 (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872).

10.5
Form of Second Amended and Restated Master Service Agreement among Popular, Inc., Banco Popular de Puerto Rico, and Evertec Group, LLC and its subsidiaries (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872).

10.6
Form of Second Amended and Restated Independent Sales Organization Sponsorship and Services Agreement between Evertec Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.3 of EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872).

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

EVERTEC, Inc. (Registrant)

Date: April 29, 2022	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: April 29, 2022	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)