Form 10-Q
period 2022-06-30
EVERTEC, Inc.
filed 2022-08-05
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 or

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
At July 29, 2022, there were 66,778,164 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues pursuant to our second amended and restated Master Services Agreement (“MSA”) with them, and to grow our merchant acquiring business;
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
•changes in the regulatory environment and changes in macroeconomic, market, international, legal, tax, political, or administrative conditions, including inflation or the risk of recession;
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
•our level of indebtedness and the impact of rising interest rates, restrictions contained in our debt agreements, including the secured credit facilities, as well as debt that could be incurred in the future;
•our ability to prevent a cybersecurity attack or breach to our information security;
•the possibility that we could lose our preferential tax rate in Puerto Rico;

•the possibility of future catastrophic hurricanes, earthquakes and other potential natural disasters affecting our main markets in Latin America and the Caribbean; and
•uncertainty related to the effect of the discontinuation of the London Interbank Offered Rate at the end of 2021
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part 1, Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022, as updated by Part II, Item 1A. “Risk Factors” in this Report, and as updated in our subsequent filings with the SEC, and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

WHERE YOU CAN FIND MORE INFORMATION

All reports we file with the SEC are available free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request and make electronic copies of our reports available for download through our website at www.evertecinc.com as soon as reasonably practicable after filing such material with the SEC.

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except for share information)

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$288,064	$266,351
Restricted cash	22,576	19,566
Accounts receivable, net	107,685	113,285
Prepaid expenses and other assets	46,307	37,148
Assets held-for-sale	25,161	—
Total current assets	489,793	436,350
Debt securities available-for-sale, at fair value	2,397	3,041
Investment in equity investee	15,120	12,054
Property and equipment, net	48,122	48,533
Operating lease right-of-use asset	19,330	21,229
Goodwill	385,536	393,318
Other intangible assets, net	189,604	213,288
Deferred tax asset	7,057	6,910
Net investment in leases	—	107
Other long-term assets	12,382	9,926
Total assets	$1,169,341	$1,144,756
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$79,039	$74,540
Accounts payable	34,439	28,484
Contract liability	21,403	17,398
Income tax payable	3,011	7,132
Current portion of long-term debt	22,500	19,750
Current portion of operating lease liability	5,921	5,580
Total current liabilities	166,313	152,884
Long-term debt	432,723	444,785
Deferred tax liability	2,142	2,369
Contract liability - long term	32,743	36,258
Operating lease liability - long-term	14,940	16,456
Derivative liability	—	13,392
Other long-term liabilities	7,879	8,344
Total liabilities	656,740	674,488
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 71,367,324 shares issued and outstanding as of June 30, 2022 (December 31, 2021 - 71,969,856)	713	719
Additional paid-in capital	1,671	7,565
Accumulated earnings	545,814	506,051
Accumulated other comprehensive loss, net of tax	(39,452)	(48,123)
Total EVERTEC, Inc. stockholders’ equity	508,746	466,212
Non-controlling interest	3,855	4,056
Total equity	512,601	470,268
Total liabilities and equity	$1,169,341	$1,144,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Revenues (affiliates Note 15)	$160,571	$149,148	$310,819	$288,676

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	74,313	59,381	138,972	119,185
Selling, general and administrative expenses	20,051	16,752	40,435	32,854
Depreciation and amortization	19,560	18,723	38,720	37,346
Total operating costs and expenses	113,924	94,856	218,127	189,385
Income from operations	46,647	54,292	92,692	99,291
Non-operating income (expenses)
Interest income	805	450	1,472	839
Interest expense	(5,932)	(5,658)	(11,479)	(11,564)
Earnings of equity method investment	862	394	1,432	896
Other (expenses) income	(1,138)	2,245	2,168	2,573
Total non-operating expenses	(5,403)	(2,569)	(6,407)	(7,256)
Income before income taxes	41,244	51,723	86,285	92,035
Income tax expense	7,688	2,632	13,863	7,340
Net income	33,556	49,091	72,422	84,695
Less: Net loss attributable to non-controlling interest	(33)	(106)	(65)	(5)
Net income attributable to EVERTEC, Inc.’s common stockholders	33,589	49,197	72,487	84,700
Other comprehensive income (loss), net of tax of $(18), $11, $405 and $435
Foreign currency translation adjustments	(6,549)	1,732	(4,335)	(881)
Gain on cash flow hedges	3,337	1,088	13,062	5,277
Unrealized (loss) gain on change in fair value of debt securities available-for-sale	$(29)	$89	$(56)	$89
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$30,348	$52,106	$81,158	$89,185
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.47	$0.68	$1.01	$1.17
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.47	$0.68	$1.00	$1.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	71,969,856	$719	$7,565	$506,051	$(48,123)	$4,056	$470,268
Share-based compensation recognized	—	—	4,279	—	—	—	4,279
Repurchase of common stock	(521,643)	(5)	(6,193)	(14,981)	—	—	(21,179)
Restricted stock units delivered	251,085	3	(5,651)	—	—	—	(5,648)
Net income	—	—	—	38,898	—	(32)	38,866
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,598)	—	—	(3,598)
Other comprehensive income	—	—	—	—	11,912	248	12,160
Balance at March 31, 2022	71,699,298	$717	$—	$526,370	$(36,211)	$4,272	$495,148
Share-based compensation recognized	—	—	5,165	—	—	—	5,165
Repurchase of common stock	(357,114)	(4)	(3,466)	(10,566)	—	—	(14,036)
Restricted stock units delivered	25,149	—	(28)	—	—	—	(28)
Net income (loss)	—	—	—	33,589	—	(33)	33,556
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,579)	—	—	(3,579)
Other comprehensive income (loss)	—	—	—	—	(3,241)	(384)	(3,625)
Balance at June 30, 2022	71,367,333	713	1,671	545,814	(39,452)	3,855	512,601

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	72,137,678	$721	$5,340	$379,934	$(48,254)	$4,688	$342,429
Share-based compensation recognized	—	—	3,380	—	—	—	3,380
Repurchase of common stock	(382,974)	(4)	(1,290)	(12,974)	—	—	(14,268)
Restricted stock units delivered	411,739	4	(7,430)	(1,302)	—	—	(8,728)
Net income	—	—	—	35,503	—	101	35,604
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,605)	—	—	(3,605)
Other comprehensive income (loss)	—	—	—	—	1,576	(381)	1,195
Balance at March 31, 2021	72,166,443	$721	$—	$397,556	$(46,678)	$4,408	$356,007
Share-based compensation recognized	—	—	3,855	—	—	—	3,855
Repurchase of common stock	(231,314)	(2)	(3,790)	(6,328)	—	—	(10,120)
Restricted stock units delivered	34,727	—	(65)	—	—	—	(65)
Net income	—	—	—	49,197	—	(106)	49,091
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,608)	—	—	(3,608)
Other comprehensive income (loss)	—	—	—	—	2,909	(25)	2,884
Balance at June 30, 2021	71,969,856	$719	$—	$436,817	$(43,769)	$4,277	$398,044
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$72,422	$84,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,720	37,346
Amortization of debt issue costs and accretion of discount	805	991
Operating lease amortization	3,056	2,938
Provision for expected credit losses and sundry losses	1,795	85
Deferred tax benefit	(1,210)	(947)
Share-based compensation	9,444	7,235
Gain from sale of assets	—	(778)
Loss on disposition of property and equipment and impairment of software	4,370	1,106
Earnings of equity method investment	(1,432)	(896)
Dividend received from equity method investment	—	1,183
Loss on valuation of foreign currency	1,046	—
(Increase) decrease in assets:
Accounts receivable, net	2,759	(48)
Prepaid expenses and other assets	(1,972)	1,407
Other long-term assets	(3,965)	(14)
Increase (decrease) in liabilities:
Accrued liabilities and accounts payable	7,397	(10,899)
Income tax payable	(3,862)	(3,398)
Unearned income	1,025	(1,664)
Operating lease liabilities	(1,605)	(3,438)
Other long-term liabilities	1,109	(2,875)
Total adjustments	57,480	27,334
Net cash provided by operating activities	129,902	112,029
Cash flows from investing activities
Additions to software	(18,918)	(21,317)
Acquisition of customer relationships	(10,607)	(14,750)
Property and equipment acquired	(10,051)	(8,803)
Proceeds from sales of property and equipment	76	802
Purchase of certificates of deposit	(7,264)	—
Proceeds from maturities of available-for-sale debt securities	572	—
Acquisition of available-for-sale debt securities	—	(2,968)
Net cash used in investing activities	(46,192)	(47,036)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(5,676)	(8,793)
Repayment of short-term borrowings for purchase of equipment and software	(853)	(1,556)
Dividends paid	(7,177)	(7,213)
Repurchase of common stock	(35,215)	(24,388)
Repayment of long-term debt	(9,875)	(24,919)
Net cash used in financing activities	(58,796)	(66,869)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(191)	73
Net increase (decrease) in cash, cash equivalents and restricted cash	24,723	(1,803)
Cash, cash equivalents and restricted cash at beginning of the period	285,917	221,105
Cash, cash equivalents and restricted cash at end of the period	$310,640	$219,302
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$288,064	$199,891
Restricted cash	22,576	19,411
Cash, cash equivalents and restricted cash	$310,640	$219,302
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,034	$10,940
Cash paid for income taxes	12,868	7,835
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	$—	$721

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation.

Note 2 – Held-for-Sale

On February 24, 2022, the Company entered into a definitive agreement with Banco Popular de Puerto Rico and its parent, Popular, to sell software and prepaid assets and transfer certain employees in connection with those assets (the "Disposal group"). As consideration for the sale of the Disposal Group, Popular will deliver 4.6 million shares of Evertec stock held by Popular (the "Popular Transaction"). The Popular Transaction closed on July 1, 2022, refer to Note 17, Subsequent Events of the unaudited condensed consolidated financial statements for further details.

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

The following table details the carrying amount of the major classes of assets classified as held-for-sale as of June 30, 2022:

June 30, 2022
(In thousands)
Prepaid expenses and other assets	$513
Other intangible assets, net	18,835
Goodwill	5,813
Assets held-for-sale	$25,161

Note 3 – Debt Securities

The amortized cost, gross unrealized gains and losses recorded in OCI and estimated fair value of debt securities available-for-sale by contractual maturity as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,426	—	(29)	$2,397

	December 31, 2021
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,963	$78	$—	$3,041

Debt securities are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

No debt securities were sold during the six months ended June 30, 2022. Debt securities amounting to $0.6 million matured during the six months ended June 30, 2022. A provision for credit losses was not required for the periods presented above. Refer to Note 7 for disclosure requirements related to the fair value hierarchy.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(In thousands)	Useful life in years	June 30, 2022	December 31, 2021
Buildings	30	$1,269	$1,359
Data processing equipment	3 - 5	146,811	141,359
Furniture and equipment	3 - 20	8,234	7,718
Leasehold improvements	5 -10	3,259	3,277
		159,573	153,713
Less - accumulated depreciation and amortization		(112,558)	(106,365)
Depreciable assets, net		47,015	47,348
Land		1,107	1,185
Property and equipment, net		$48,122	$48,533

Depreciation and amortization expense related to property and equipment for three and six months ended June 30, 2022 amounted to $4.6 million and $9.3 million, respectively, compared to $4.4 million and $8.8 million for the corresponding periods in 2021.

During the six months ended June 30, 2021, the Company recorded a loss on the disposition of damaged POS devices amounting to $0.5 million through cost of revenues.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 16):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2021	$160,972	$48,402	$138,121	$45,823	$393,318
Foreign currency translation adjustments	—	(1,969)	—	—	(1,969)
Goodwill reclassified to held-for-sale	—	—	—	(5,813)	(5,813)
Balance at June 30, 2022	$160,972	$46,433	$138,121	$40,010	$385,536

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. No impairment losses were recognized for the periods ended June 30, 2022 or 2021.

As of June 30, 2022, Goodwill of $5.8 million is classified as held-for-sale as the Company entered into a commitment to sell certain assets and transfer certain employees under the Popular Transaction, this commitment constitutes the sale of a business under ASC 805, refer to Note 2 – Held-for-Sale for further details.

The carrying amount of other intangible assets at June 30, 2022 and December 31, 2021 was as follows:

		June 30, 2022
(In thousands)	Useful life in years	Gross amount	Accumulated amortization	Assets reclassified to Held-for-Sale	Net carrying amount
Customer relationships	5 - 14	$368,223	$(286,562)	$—	$81,661
Trademarks	2 - 15	41,834	(37,281)	—	$4,553
Software packages	3 - 10	340,651	(230,677)	(18,835)	$91,139
Non-compete agreement	15	56,539	(44,288)	—	$12,251
Other intangible assets, net		$807,247	$(598,808)	$(18,835)	$189,604

		December 31, 2021
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 14	$357,991	$(272,732)	$85,259
Trademarks	2 - 15	41,901	(36,684)	5,217
Software packages	3 - 10	326,320	(217,643)	108,677
Non-compete agreement	15	56,539	(42,404)	14,135
Other intangible assets, net		$782,751	$(569,463)	$213,288

During the quarter ended June 30, 2022, the Company acquired a customer relationship in Puerto Rico amounting to $10.6 million that will be amortized over five years. Revenues and expenses in connection with this customer relationship are included as part of the Payment Services - Puerto Rico & Caribbean segment.

Amortization expense related to other intangibles for the three and six months ended June 30, 2022 amounted to $14.8 million and $29.3 million, respectively, compared to $14.3 million and $28.5 million for the corresponding periods in 2021, respectively. During the six months ended June 30, 2022, the Company recorded an impairment loss through cost of revenues of $4.1 million for a multi-year software development for which cash flows used in the internal model will be impacted due to a decrease in the forecasted revenues to be generated by the software. During the six months ended June 30, 2021, the Company recorded an impairment charge through cost of revenues amounting to $0.6 million for a software solution that will no longer be used. Both impairment charges affected the Company’s Payment Services – Puerto Rico & Caribbean segment.

At June 30, 2022, Software amounting to $18.8 million is classified as to held-for-sale as part of the Popular Transaction, refer to Note 2 – Held-for-Sale for further details.

The estimated amortization expense of the other intangible balances outstanding at June 30, 2022 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2022	$28,868
2023	53,340
2024	42,181
2025	15,494
2026	8,467

Note 6 – Debt and Short-Term Borrowings

Total debt at June 30, 2022 and December 31, 2021 follows:

(In thousands)	June 30, 2022	December 31, 2021
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$162,830	$170,875
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	292,393	293,660
Note payable due January 1, 2022(1)	—	758
Total debt	$455,223	$465,293

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Applicable margin of 1.75% at June 30, 2022 and December 31, 2021.
(3)Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at June 30, 2022 and December 31, 2021.

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

The 2018 Credit Agreement requires mandatory repayment of outstanding principal balances based on a percentage of excess cash flow, provided that no such payment shall be due if the leverage ratio is below 1.75x or the resulting amount of the excess cash flow multiplied by the applicable percentage is less than $10 million. On March 8, 2021, in connection with this mandatory repayment clause, the Company repaid $17.8 million, as a result of excess cash flow calculation performed for the year ended December 31, 2020. No mandatory repayment was required in 2022 in connection with the excess cash flow calculation performed for the year ended December 31, 2021 as the leverage ratio was below 1.75x.

The unpaid principal balance at June 30, 2022 of the 2023 Term A Loan and the 2024 Term B Loan was $163.4 million and $294.2 million, respectively. The additional borrowing capacity under our Revolving Facility at June 30, 2022 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

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

Interest Rate Swap

As of June 30, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of June 30, 2022 and December 31, 2021, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was an asset of $0.8 million, recorded in other long term assets and $13.4 million in liabilities, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and six months ended June 30, 2022, the Company reclassified losses of $1.4 million and $3.1 million, respectively, from accumulated other comprehensive loss into interest expense compared to $1.8 million and $3.5 million for the corresponding periods in 2021. Based on current LIBOR rates, the Company expects to reclassify gains of $0.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Debt Securities Available for Sale

The fair value of debt securities is estimated based on observable inputs, therefore classified as a Level 2 asset within the fair value hierarchy. The fair value of debt securities was $2.4 million and $3.0 million as of June 30, 2022 and December 31, 2021 respectively.

Derivative Instruments

The fair value of the Company's interest rate swap is estimated using Level 2 inputs under the fair value hierarchy. This derivative was in an asset position with a balance of $0.8 million as of June 30, 2022 and in a liability position with a balance of $13.4 million as of December 31, 2021.

The following table presents the carrying value, as applicable, and estimated fair value for financial instruments at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Costa Rica government obligations	2,397	2,397	3,041	3,041
Interest rate swap	766	766	—	—
Certificates of deposits	7,264	7,264	—	—
Financial liabilities:
2023 Term A Loan	162,830	162,139	170,875	168,610
2024 Term B Loan	292,393	288,612	293,660	294,735
Interest rate swap	—	—	13,392	13,392

The fair values of the term loans at June 30, 2022 and December 31, 2021 were obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheets. The certificates of deposits were purchased on the last day of the quarter.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the six months ended June 30, 2022:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (losses) on Debt Securities AFS	Total
Balance - December 31, 2021, net of tax	$(35,971)	$(12,261)	109	(48,123)
Other comprehensive income (loss) before reclassifications	(4,335)	10,000	(56)	5,609
Effective portion reclassified to net income	—	3,062	—	3,062
Balance - June 30, 2022, net of tax	$(40,306)	$801	$53	$(39,452)

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the three months ended March 31, 2020, 2021 and 2022, the Compensation Committee of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2020 LTIP, 2021 LTIP and 2022 LTIP, respectively, all under the terms of the Company's 2013 Equity Incentive Plan. On May 20, 2022, the Company's shareholders approved the 2022 Equity Incentive Plan which replaces the 2013 Equity Incentive Plan, all RSUs outstanding on this date and any unissued shares under the 2013 Equity Incentive Plan were transferred to the 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

On May 20, 2022 (the “Effective Date”), the Company's shareholders approved the 2022 Equity Incentive Plan which replaced the 2013 Equity Incentive Plan. All shares remaining available for grant under the 2013 Plan as of the Effective Date plus any shares covered by outstanding awards under the 2013 Plan as of the Effective Date that again become available for grant pursuant to the terms of the 2022 Plan as of the Effective Date, to the extent the shares underlying such awards are not issued because they are forfeited or settled or terminate without distribution of shares of common stock of the Company became available for issuance under the 2022 Plan on the Effective Date pursuant to the terms of the 2022 Plan.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the grants. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 27 of each year for the 2020 LTIP, March 2 of each year for the 2021 LTIP, and February 25 of each year for the 2022 LTIP. In 2022, the Company also granted time-based awards with a three year service vesting period which will vest on February 25, 2025.

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

The following table summarizes nonvested RSUs activity for the six months ended June 30, 2022:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2021	1,086,329	$34.73
Granted	686,927	42.06
Vested	(421,015)	33.02
Forfeited	(3,986)	36.31
Nonvested at June 30, 2022	1,348,255	$38.99

For the three and six months ended June 30, 2022, the Company recognized $5.1 million and $9.4 million of share-based compensation expense, respectively, compared with $3.9 million and $7.2 million for the corresponding periods in 2021.

As of June 30, 2022, the maximum unrecognized cost for RSUs was $36.5 million. The cost is expected to be recognized over a weighted average period of 2.2 years.

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

	Three months ended June 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$101	$418	$—	$2,281	$2,800
Products and services transferred over time	30,159	26,664	38,540	62,408	157,771
	$30,260	$27,082	$38,540	$64,689	$160,571

	Three months ended June 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$11	$508	$—	$1,104	$1,623
Products and services transferred over time	26,148	23,491	38,335	59,551	147,525
	$26,159	$23,999	$38,335	$60,655	$149,148

	Six months ended June 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$155	$432	$—	$4,166	$4,753
Products and services transferred over time	56,589	52,161	74,168	123,148	306,066
	$56,744	$52,593	$74,168	$127,314	$310,819

	Six months ended June 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$89	$1,184	$—	$3,602	$4,875
Products and services transferred over time	50,930	46,112	69,202	117,557	283,801
	$51,019	$47,296	$69,202	$121,159	$288,676

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	June 30, 2022	December 31, 2021
Balance at beginning of period	$1,715	$2,796
Services transferred to customers	5,077	5,374
Transfers to accounts receivable	(2,161)	(6,455)
Balance at end of period	$4,631	$1,715

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net as of June 30, 2022 amounted to $107.7 million. Contract liability and contract liability - long term at June 30, 2022 amounted to $21.4 million and $32.7 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. Contract liabilities may also arise when consideration is received or due in advance from customers prior to performance. During the three and six months ended June 30, 2022, the Company recognized revenue of $5.0 million and $12.1 million respectively that was included in the contract liability at December 31, 2021. During the three and six months ended June 30, 2021, the Company recognized revenue of $7.1 million and $15.4 million that was included in the contract liability at December 31, 2020.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2022 is $233.1 million. This amount primarily consists of professional service fees for implementation or set up activities related to managed services and maintenance services, typically recognized over the life of the contract, which varies from 2 to 5 years. It also includes professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables.

(In thousands)	June 30, 2022	December 31, 2021
Balance at beginning of period	$2,523	$2,401
Current period provision for expected credit losses	316	819
Write-offs	(135)	(698)
Recoveries of amounts previously written-off	1	1
Balance at end of period	$2,705	$2,523

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

Note 12 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2022 and 2021, respectively, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Current tax provision	$8,196	$2,689	$15,073	$8,287
Deferred tax benefit	(508)	(57)	(1,210)	(947)
Income tax expense	$7,688	$2,632	$13,863	$7,340

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2022 and 2021, and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Current tax provision (benefit)
Puerto Rico	$3,176	$(569)	$5,491	$1,035
United States	33	45	63	75
Foreign countries	4,987	3,213	9,519	7,177
Total current tax provision	$8,196	$2,689	$15,073	$8,287
Deferred tax (benefit) provision
Puerto Rico	$(647)	$(226)	$(1,040)	$(520)
United States	26	242	(45)	(187)
Foreign countries	113	(73)	(125)	(240)
Total deferred tax benefit	$(508)	$(57)	$(1,210)	$(947)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2022, the Company has $113.5 million of unremitted earnings from foreign subsidiaries, compared to $99.1 million as of December 31, 2021. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of June 30, 2022, the gross deferred tax asset amounted to $19.8 million and the gross deferred tax liability amounted to $13.5 million, compared to $22.3 million and $16.3 million, respectively, as of December 31, 2021. As of June 30, 2022, and December 31, 2021, there is a valuation allowance against the gross deferred tax asset of approximately $1.3 million and $1.4 million, respectively.

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

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Six months ended June 30,
(In thousands)	2022	2021
Computed income tax at statutory rates	$32,357	$34,513
Differences in tax rates due to multiple jurisdictions	1,155	960
Effect of income subject to tax-exemption grant	(20,440)	(23,863)
Unrecognized tax (benefit) expense	122	(3,580)
Excess tax benefits on share-based compensation	(21)	(976)
Other, net	690	286
Income tax expense	$13,863	$7,340

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2022	2021	2022	2021
Net income available to EVERTEC, Inc.’s common shareholders	$33,589	$49,197	$72,487	$84,700
Weighted average common shares outstanding	71,476,850	72,127,847	71,714,876	72,139,125
Weighted average potential dilutive common shares (1)	673,099	703,519	843,689	577,825
Weighted average common shares outstanding - assuming dilution	72,149,949	72,831,366	72,558,565	72,716,950
Net income per common share - basic	$0.47	$0.68	$1.01	$1.17
Net income per common share - diluted	$0.47	$0.68	$1.00	$1.16

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 15, 2022 and April 21, 2022, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 25, 2022 and June 3, 2022, to stockholders' of record on February 25, 2022 and May 2, 2022.

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

Note 15 – Related Party Transactions

The following table presents the Company’s transactions with related parties for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Total revenues (1)(2)	$65,825	$61,884	$130,553	$122,253
Cost of revenues	$418	$569	$1,733	$1,618
Operating lease cost and other fees	$1,765	$1,609	$3,626	$3,524
Interest earned from affiliate
Interest income	$440	$130	$780	$238

(1)Popular revenues as a percentage of total revenues were 41%, 42%, 42% and 42%, respectively, for each of the periods presented above.
(2)Includes revenues generated from investee accounted for under the equity method of $0.1 million, $0.1 million, $0.2 million, and $0.1 million, respectively, for each of the periods presented above.

As of June 30, 2022 and December 31, 2021, EVERTEC had the following balances arising from transactions with related parties:

(In thousands)	June 30, 2022	December 31, 2021
Cash and restricted cash deposits in affiliated bank	$107,977	$187,602
Other due to/from affiliate
Accounts receivable	$35,985	$38,120
Prepaid expenses and other assets	$1,790	$1,763
Operating lease right-of-use assets	$11,856	$13,533
Other long-term assets	$3,054	$2,853
Accounts payable	$2,664	$5,601
Contract liabilities	$41,709	$40,982
Operating lease liabilities	$12,359	$14,019

Note 16 – Segment Information

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America, Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions and digital payment services to the government of Puerto Rico), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended June 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$46,078	$30,784	$38,539	$64,690	$(19,520)	$160,571
Operating costs and expenses	$28,680	$25,032	$22,823	$40,297	$(2,908)	$113,924
Depreciation and amortization	$5,466	$2,712	$1,040	$4,279	$6,063	$19,560
Non-operating income (expenses)	$309	$123	$332	$624	$(1,664)	$(276)
EBITDA	23,173	8,587	17,088	29,296	(12,213)	65,931
Compensation and benefits (2)	675	973	446	555	2,756	$5,405
Transaction, refinancing and other fees (3)	—	—	—	(16)	2,055	$2,039
Adjusted EBITDA	$23,848	$9,560	$17,534	$29,835	$(7,402)	$73,375

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $13.3 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $3.7 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $2.5 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
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

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $10.7 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $1.9 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $1.7 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A, net dividends received, a software impairment charge and a gain from sale of assets.

	Six months ended June 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$86,086	$59,567	$74,168	$127,314	$(36,316)	$310,819
Operating costs and expenses	49,960	48,619	43,027	79,225	(2,704)	218,127
Depreciation and amortization	9,946	5,524	2,059	9,042	12,149	38,720
Non-operating income (expenses)	544	3,729	632	1,324	(2,629)	3,600
EBITDA	46,616	20,201	33,832	58,455	(24,092)	135,012
Compensation and benefits (2)	1,012	1,786	786	1,000	5,100	9,684
Transaction, refinancing and other fees (3)	—	—	—	(16)	4,080	4,064
Adjusted EBITDA	$47,628	$21,987	$34,618	$59,439	$(14,912)	$148,760

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $24.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $7.0 million from Payment Services - Latin America to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $5.1 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

	Six months ended June 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$74,853	$50,849	$69,202	$121,304	$(27,532)	$288,676
Operating costs and expenses	39,850	40,811	35,840	72,864	20	$189,385
Depreciation and amortization	7,824	5,886	1,621	9,394	12,621	$37,346
Non-operating income (expenses)	415	3,504	554	1,943	(2,947)	$3,469
EBITDA	43,242	19,428	35,537	59,777	(17,878)	140,106
Compensation and benefits (2)	521	1,566	526	1,123	4,051	$7,787
Transaction, refinancing and other fees (3)	660	—	—	(647)	1,244	$1,257
Adjusted EBITDA	$44,423	$20,994	$36,063	$60,253	$(12,583)	$149,150

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
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A. net dividends received, a software impairment charge and a gain from the sale of the asset.

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Total EBITDA	$65,931	$75,654	$135,012	$140,106
Less:
Income tax expense	7,688	2,632	13,863	7,340
Interest expense, net	5,127	5,208	10,007	10,725
Depreciation and amortization	19,560	18,723	38,720	37,346
Net income	$33,556	$49,091	$72,422	$84,695

Note 17 – Subsequent Events

On July 1, 2022, the Company closed the previously announced Popular Transaction. On this date, the Company received approximately 4.6 million shares of its own common stock as consideration for the transaction. Additionally, on the same date, the previously agreed upon modification and extension of the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA, went into effect.

On July 1, 2022, EVERTEC Group also completed the acquisition of 100% of the outstanding shares of BBR, SpA for an aggregate purchase price of CLP 48,600 million, approximately USD$53 million. Based in Santiago, Chile, BBR SpA is a payment solutions and business technology company with operations in Chile and Peru. The completion of this acquisition expands the Company's geographic footprint in Chile and opens a new market for the Company in Peru.

On July 28, 2022, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 2, 2022 to stockholders of record as of the close of business on August 8, 2022. The Board anticipates declaring this dividend in future quarters on a regular basis; however, future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and six months ended months ended June 30, 2022 and 2021 and (ii) the financial condition as of June 30, 2022. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 25, 2022 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. Under the terms of the MSA, Popular agreed to use EVERTEC services on an ongoing exclusive basis for the duration of the agreement. Additionally, Popular granted us a right of first refusal on the development of certain new financial technology products and services for the duration of the MSA. On February 24, 2022, we entered into an agreement to modify and extend the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (the “ISO Agreement”), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA. The ISO Agreement, which sets our merchant acquiring relationship with Popular, will now include revenue sharing provisions with Popular. The MSA modifications include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through 2028, a 10% discount on certain MSA services in October 2025 and adjustments to the existing CPI pricing escalator clause. We also entered into an agreement to sell Popular certain assets in exchange for Popular owned Evertec stock ("Popular Transaction"). As part of this transaction, Popular has agreed to take certain actions after closing to ensure that Evertec is no longer deemed a “subsidiary” of Popular for purposes of the Bank Holding Company Act, including reducing Popular's voting interest in Evertec to 4.5% over a period of three months after the close of the transaction through either the sale of shares or conversion to non-voting preferred shares. The Popular Transaction closed on July 1, 2022, on which date the Company received approximately 4.6 million shares of its own common stock as consideration and the contract extensions and modifications became effective.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

	Three months ended June 30,
In thousands	2022	2021	Variance

Revenues	$160,571	$149,148	$11,423	8%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	74,313	59,381	14,932	25%
Selling, general and administrative expenses	20,051	16,752	3,299	20%
Depreciation and amortization	19,560	18,723	837	4%
Total operating costs and expenses	113,924	94,856	19,068	20%
Income from operations	$46,647	$54,292	$(7,645)	(14)%

Revenues

Total revenues for the quarter ended June 30, 2022 were $160.6 million, an increase of 8% compared with $149.1 million in the prior year. Revenue in Puerto Rico benefited from increased payment transaction volumes in addition to continued growth in the Company's digital solutions, ATH Movil and ATH Business, as well as revenue generated from an acquisition completed at the beginning of the quarter. Revenue in the quarter also benefited from the printing contract entered into in June 2021, one-time software sales and the year over year CPI escalator on the MSA with Popular. Latin America revenue reflected organic growth.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2022 amounted to $74.3 million, an increase of $14.9 million or 25% when compared to the same period in the prior year. The increase in cost of revenues includes a $4.1 million impairment loss related to a multi-year software development recorded during the quarter, as well as an increase in personnel costs, mainly due to increased headcount in Latin America, an increase in professional fees, higher equipment expenses for cloud services as utilization continues to grow and an increase in provisions for expected losses.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended June 30, 2022 amounted to $20.1 million, an increase of $3.3 million or 20% when compared to the same period in the prior year driven by an increase in professional fees related to corporate transactions and increased personnel costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2022 amounted to $19.6 million, an increase of $0.8 million or 4% when compared to the same period in the prior year. Increased expense during the three months is driven by the amortization of customer relationships mainly resulting from the acquisition completed in the quarter.

Non-Operating Expenses

	Three months ended June 30,
In thousands	2022	2021	Variance

Interest income	$805	$450	$355	79%
Interest expense	(5,932)	(5,658)	(274)	(5)%
Earnings of equity method investment	862	394	468	119%
Other (expenses) income	(1,138)	2,245	(3,383)	(151)%
Total non-operating expenses	$(5,403)	$(2,569)	$(2,834)	(110)%

Non-operating expenses for the three months ended June 30, 2022 amounted to $5.4 million, an increase of $2.8 million when compared to the same period in the prior year. Other (expenses) income amounted to an expense of $1.1 million compared with income of $2.2 million in the prior year comparable quarter as the current year includes a loss from the remeasurement of assets and liabilities denominated in US dollars while the prior year includes a gain. This negative impact was partially offset by a $0.5 million increase in earnings from equity method investments.

Income Tax Expense

	Three months ended June 30,
In thousands	2022	2021	Variance
Income tax expense	$7,688	$2,632	$5,056	192%

Income tax expense for the three months ended June 30, 2022 amounted to $7.7 million, an increase of $5.1 million when compared to the same period in the prior year. The effective tax rate for the period was 18.6%, compared with 5.1% in the 2021 period. The increase in the effective tax rate primarily reflects the impact of higher revenues in higher taxed jurisdictions, shift in the mix of business in Puerto Rico and higher withholding taxes, while the prior year reflected the impact from the reversal of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation.

Comparison of the six months ended June 30, 2022 and 2021

	Six months ended June 30,
In thousands	2022	2021	Variance

Revenues	$310,819	$288,676	$22,143	8%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	138,972	119,185	19,787	17%
Selling, general and administrative expenses	40,435	32,854	7,581	23%
Depreciation and amortization	38,720	37,346	1,374	4%
Total operating costs and expenses	218,127	189,385	28,742	15%
Income from operations	$92,692	$99,291	$(6,599)	(7)%

Revenues

Total revenues for the six months ended June 30, 2022 were $310.8 million, an increase of 8% compared with $288.7 million in the prior year reflecting increases across all of the Company's segments. The increase is primarily driven by the same factors explained above for the quarter.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2022 amounted to $139.0 million, an increase of $19.8 million or 17% when compared to the same period in the prior year. The increase is primarily driven by the same factors explained above for the quarter.

Selling, General and Administrative

Selling, general and administrative expenses for the six months ended June 30, 2022 amounted to $40.4 million, an increase by $7.6 million or 23% when compared to the same period in the prior year. The increase is driven by the same factors explained above for the quarter.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2022 amounted to $38.7 million, an increase of $1.4 million or 4% when compared to the same period in the prior year. Increased expense during the period is driven by an increase in the amortization of customer relationships, primarily due to the aforementioned acquisition in the second quarter of 2022 and the expansion of the FirstBank relationship in the prior year, as well as increased software amortization as a result of key projects that went into production in the prior years.

Non-Operating Expenses

	Six months ended June 30,
In thousands	2022	2021	Variance

Interest income	$1,472	$839	$633	75%
Interest expense	(11,479)	(11,564)	85	1%
Earnings of equity method investment	1,432	896	536	60%
Other income (expenses)	2,168	2,573	(405)	(16)%
Total non-operating expenses	$(6,407)	$(7,256)	$849	12%

Non-operating expenses for the six months ended June 30, 2022 decreased by $0.8 million to $6.4 million when compared to the same period in the prior year. The decrease is mainly related to a $0.6 million increase in interest income coupled with a $0.5 million increase in earnings from the Company's equity method investment.

Income Tax Expense

	Six months ended June 30,
In thousands	2022	2021	Variance
Income tax expense	$13,863	$7,340	$6,523	89%

Income tax expense for the six months ended June 30, 2022 amounted to $13.9 million, an increase of $6.5 million when compared to the same period in the prior year. The effective tax rate for the period was 16.1%, compared with 8.0% in the 2021 period. The increase in the effective tax rate is driven by the same factors explained above for the quarter.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, which, together with the ongoing shift from cash and paper methods of payment to electronic payments will continue to generate growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin America and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin America regions. We also benefit from the outsourcing of technology systems and processes trend for financial institutions and government. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated computer systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

As a result of the COVID-19 pandemic, consumer preference has accelerated its shift away from cash and paper payment methods, noting increased demand for omni-channel payment services that facilitate cashless and contactless transactions. The markets in which we operate, particularly Latin America and the Caribbean continue to grow and consumer preference is driving an increase for electronic payments usage. Latin America is one of the fastest-growing mobile markets globally, with a growing base of tech-savvy customers that demonstrate a preference for credit cards, digital wallets, contactless payments, and other value-added offerings. The region's FinTech sector is driving change via new contactless payment technology that are becoming popular alternatives to cash payments. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

On July 1, 2022, we closed the previously announced Popular Transaction, which includes extensions and amendments to the main commercial agreements with Banco Popular. The extension of the ISO Agreement includes a revenue sharing provision which will be treated as an expense and will result in a decline to the Merchant Acquiring Segment results. The extension of the MSA includes a reduction in the CPI cap from 5% to 1.5%, as well as a retroactive credit for the 5% CPI price increase applied to certain services since October 1, 2021 through closing, both of which will negatively impact the revenue and consequently margin of our Business Solutions Segment and, to a lesser extent, the Payment Services – Puerto Rico Segment. Additionally, as part of the amendments to the MSA, there will be contractual revenue minimums through 2028. As part of the Popular

Transaction, we also sold certain assets from our Business Solutions Segment to Banco Popular, which will result in a reduction in revenue and margin for this segment.

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate. Rising interest rates, inflationary pressure and economic uncertainty in the markets in which we operate may affect consumer confidence which could result in a decrease in consumer spending and impact our financial results.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America, Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions and digital payment services to the government of Puerto Rico), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

Comparison of the three months ended June 30, 2022 and 2021

Payment Services - Puerto Rico & Caribbean

	Three months ended June 30,
In thousands	2022	2021
Revenues	$46,078	$38,589
Adjusted EBITDA	$23,848	$23,620
Adjusted EBITDA Margin	51.8%	61.2%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended June 30, 2022 increased by $7.5 million to $46.1 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in transaction volumes for POS processing, the ongoing growth from ATH Movil and ATH Business and an increase in issuing services. The revenue increase also includes the impact of the acquisition completed in the quarter. The segment also continues to benefit from increases in transaction processing and monitoring revenue recognized for services provided to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $0.2 million to $23.8 million driven by the increase in revenues partially offset by the impairment charge recognized in the quarter and higher operating expenses, including higher equipment expenses and personnel costs.

Payment Services - Latin America

	Three months ended June 30,
In thousands	2022	2021
Revenues	$30,784	$25,835
Adjusted EBITDA	$9,560	$10,975
Adjusted EBITDA Margin	31.1%	42.5%

Payment Services - Latin America segment revenues for the three months ended June 30, 2022 increased by $4.9 million to $30.8 million driven mainly by organic growth including revenue generated by new client contracts signed in prior years as well as an increase in intercompany software developments and transaction processing revenue recognized for services provided to the Payment Services - Puerto Rico & Caribbean segment. Adjusted EBITDA decreased by $1.4 million as prior year comparable quarter included a $1.4 million favorable impact from the remeasurement of assets and liabilities denominated in US dollars, while the current year quarter is reflecting a $0.1 million unfavorable impact. Additionally, operating expenses in the segment increased primarily due to an increase in personnel costs driven by merit increases and increased headcount, an increase in provisions for expected losses as well as increases in fees for transaction processing and monitoring services from the Payment Services - Puerto Rico & Caribbean segment.

Merchant Acquiring

	Three months ended June 30,
In thousands	2022	2021
Revenues	$38,539	$38,335
Adjusted EBITDA	$17,534	$20,546
Adjusted EBITDA Margin	45.5%	53.6%

Merchant Acquiring segment revenues for the three months ended June 30, 2022 increased slightly by $0.2 million mainly as a result of lower sales volumes and a lower transaction spread offset by pricing initiatives implemented during the quarter. Volumes were impacted on a year over year basis as prior year period was positively impacted by incremental COVID related federal stimulus. Adjusted EBITDA decreased by $3.0 million driven by higher operating expenses, mainly transaction processing costs and supplies.

Business Solutions

	Three months ended June 30
In thousands	2022	2021
Revenues	$64,690	$60,693
Adjusted EBITDA	$29,835	$30,621
Adjusted EBITDA Margin	46.1%	50.5%

Business Solutions segment revenues for the three months ended June 30, 2022 increased by $4.0 million to $64.7 million as a result of higher transactions and account volumes, the benefit from the CPI escalator on the MSA with Popular, another strong quarter of contribution from the printing contract that began generating revenue in June of the prior year, and one-time software sales in the Dominican Republic. Adjusted EBITDA decreased by $0.8 million to $29.8 million as the increase in revenue was offset by an increase in provisions for expected losses, increased printing related expenses and an increase in cost of sales directly related to the software sale.

Comparison of the six months ended June 30, 2022 and 2021

Payment Services - Puerto Rico & Caribbean

	Six months ended June 30,
In thousands	2022	2021
Revenues	$86,086	$74,853
Adjusted EBITDA	$47,628	$44,423
Adjusted EBITDA Margin	55.3%	59.3%

Payment Services - Puerto Rico & Caribbean segment revenues for the six months ended June 30, 2022 increased by $11.2 million to $86.1 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in transaction volumes, mainly POS processing, the continued strong digital payments growth from ATH Movil and ATH Business, higher issuing services, and revenue contribution from the acquisition completed in the current year quarter, as well as an increase in transaction processing and monitoring revenue recognized for services provided to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $3.2 million to $47.6 million driven by the increase in revenues partially offset by the impairment loss discussed above, higher personnel costs and an increase in equipment expenses, including POS equipment maintenance costs.

Payment Services - Latin America

	Six months ended June 30,
In thousands	2022	2021
Revenues	$59,567	$50,849
Adjusted EBITDA	$21,987	$20,994
Adjusted EBITDA Margin	36.9%	41.3%

Payment Services - Latin America segment revenues for the six months ended June 30, 2022 increased by $8.7 million to $59.6 million driven mainly by organic growth including revenue generated by new client contracts signed in prior years, and higher revenues recognized for services provided to the Payment Services - Puerto Rico & Caribbean and Business Solutions segments. Adjusted EBITDA increased by $1.0 million when compared to the same period in the prior year reflecting the increase in revenues as well as the year over year favorable impact from the remeasurement of assets and liabilities denominated in US dollars, partially offset by higher operating expenses, including an increase in personnel costs, and in provisions for expected losses as well as increases in fees for transaction processing and monitoring services from the Payment Services - Puerto Rico & Caribbean segment.

Merchant Acquiring

	Six months ended June 30,
In thousands	2022	2021
Revenues	$74,168	$69,202
Adjusted EBITDA	$34,618	$36,063
Adjusted EBITDA Margin	46.7%	52.1%

Merchant Acquiring segment revenues for the six months ended June 30, 2022 increased by $5.0 million to $74.2 million mainly as a result of an increase in sales volume with a higher average ticket and a slightly higher spread per transaction as well as the benefit of pricing initiatives implemented. The higher volume was driven mainly by six months of contribution from the FirstBank expanded relationship, compared with four months in the prior year. Adjusted EBITDA decreased by $1.4 million as the increase in revenues was entirely offset by higher transaction processing costs.

Business Solutions

	Six months ended June 30,
In thousands	2022	2021
Revenues	$127,314	$121,304
Adjusted EBITDA	$59,439	$60,253
Adjusted EBITDA Margin	46.7%	49.7%

Business Solutions segment revenues for the six months ended June 30, 2022 increased by $6.0 million to $127.3 million as a result of higher transactions and account volumes and the benefit of the CPI escalator on the Popular MSA. In addition, the segment benefited from incremental printing volume resulting from the contract entered into in June of the prior year. These increases were partially offset by services provided to the Puerto Rico Department of Education in the prior year quarter that did not recur. Adjusted EBITDA decreased by $0.8 million to $59.4 million as the increase in revenue was offset by increased expenses, mainly software and hardware maintenance costs and printing related expenses.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, debt service, dividend payments and share repurchases. We also have a $125.0 million Revolving Facility, of which $119.1 million was available for borrowing as of June 30, 2022. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of June 30, 2022, we had cash and cash equivalents of $288.1 million, of which $103.3 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Six months ended June 30,
(In thousands)	2022	2021

Cash provided by operating activities	$129,902	$112,029
Cash used in investing activities	(46,192)	(47,036)
Cash used in financing activities	(58,796)	(66,869)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(191)	73
Increase (decrease) in cash, cash equivalents and restricted cash	$24,723	$(1,803)

Net cash provided by operating activities for the six months ended June 30, 2022 was $129.9 million compared to $112.0 million for the same period in the prior year. The $17.9 million increase in cash provided by operating activities is primarily driven by less cash used to pay down accounts payable and accrued liabilities as the Company continues to effectively manage working capital.

Net cash used in investing activities for the six months ended June 30, 2022 was $46.2 million compared to $47.0 million for the same period in the prior year. The $0.8 million decrease is driven by lower capital expenditures of $1.2 million as well as a decrease in acquisitions of customer relationships given that the prior year acquisition amounted to $14.8 million while the acquisition in the current year amounted to $10.6 million. Partially offsetting these decreases was a $7.3 million purchase of certificates of deposit while the prior year included a $3.0 million purchase of available-for-sale debt securities.

Net cash used in financing activities for the six months ended June 30, 2022 was $58.8 million compared to $66.9 million for the same period in the prior year. The $8.1 million decrease was mainly attributed to a decrease of $15.0 million in cash used to pay down long-term debt as in the prior year, in connection with the mandatory repayment clause, the Company repaid $17.8 million, as a result of excess cash flow calculation performed, while no mandatory repayment was required in the current year, and a $3.1 million decrease in withholding taxes paid on share-based compensation partially offset by an increase in cash used to repurchase common stock of $10.8 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. During the six months ended June 30, 2022 and 2021, the Company invested approximately $29.0 million and $30.1 million, respectively, the Company acquired customer relationships amounting to $10.6 million and $14.8 million during the six months ended June 30, 2022 and 2021, respectively, as well as $7.3 million in certificates of deposit in 2022 and $3.0 million in available-for-sale debt securities in 2021. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 15, 2022 and April 21, 2022, the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 25, 2022 and June 3, 2022, respectively, to stockholders of record as of the close of business on February 25, 2022 and May 2, 2022, respectively.

On July 28, 2022, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 2, 2022 to stockholders of record as of the close of business on August 8, 2022. The Board anticipates declaring this dividend in future quarters on a regular basis; however, future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

The unpaid principal balance at June 30, 2022 of the 2023 Term A Loan and the 2024 Term B Loan was $163.4 million and $294.2 million, respectively. The additional borrowing capacity under our Revolving Facility at June 30, 2022 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

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

Interest Rate Swaps

As of June 30, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of June 30, 2022 and December 31, 2021, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was an asset of $0.8 million, recorded in other long term assets and $13.4 million liabilities, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 7 of the unaudited condensed consolidated financial statements for disclosure of losses recorded on cash flow hedging activities.

During the three and six months ended months ended June 30, 2022 and 2021, the Company reclassified losses of $1.4 million and $3.1 million respectively, from accumulated other comprehensive loss into interest expense compared to $3.5 million and $5.3 million for the corresponding periods in 2021. Based on current LIBOR rates, the Company expects to reclassify gains of $0.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Covenant Compliance

As of June 30, 2022, our secured leverage ratio was 1.37 to 1.00, as determined in accordance with the 2018 Credit Agreement. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default under our 2018 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended June 30,			Six months ended June 30,		Twelve months ended
(In thousands, except per share information)	2022	2021		2022	2021	June 30, 2022
Net income	$33,556	$49,091		$72,422	$84,695	$148,870
Income tax expense	7,688	2,632		13,863	7,340	27,085
Interest expense, net	5,127	5,208		10,007	10,725	20,203
Depreciation and amortization	19,560	18,723		38,720	37,346	76,444
EBITDA	65,931	75,654	—	135,012	140,106	272,602
Equity income (1)	(862)	923		(1,432)	421	(2,248)
Compensation and benefits (2)	5,405	4,283		9,684	7,787	17,041
Transaction, refinancing and other fees (3)	2,901	(599)		5,496	836	7,033
Adjusted EBITDA	73,375	80,261	—	148,760	149,150	294,428
Operating depreciation and amortization (4)	(11,156)	(10,724)		(22,408)	(21,606)	(44,240)
Cash interest expense, net (5)	(4,858)	(4,944)		(9,487)	(10,020)	(19,271)
Income tax expense (6)	(10,325)	(7,535)		(19,002)	(15,291)	(35,395)
Non-controlling interest (7)	1	71		11	(72)	(78)
Adjusted net income	$47,037	$57,129		$97,874	$102,161	$195,444
Net income per common share (GAAP):
Diluted	$0.47	$0.68		$1.00	$1.16
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.65	$0.78		$1.35	$1.40
Shares used in computing adjusted earnings per common share:
Diluted	72,149,949	72,831,366		72,558,565	72,716,950

1)Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO"), net of cash dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, a software impairment charge and a gain from sale of assets.
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

Interest Rate Risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B Loan is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of June 30, 2022, under the secured credit facilities, would increase our annual interest expense by approximately $2.1 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of June 30, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of our outstanding variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America. Some of this business is conducted in the countries’ local currencies. The resulting foreign currency translation adjustments, from operations for which the functional currency is other than the US dollar, are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. As of June 30, 2022, the Company had $40.3 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $36.0 million as of December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the direction of the Chief Executive Officer and the Chief Financial Officer, has evaluated, as of the end of the period covered by this Report on Form 10-Q, disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022. For a discussion of the potential risks and uncertainties related to us, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Banco Popular, our largest customer, is controlled by Popular, which owned 16.2% of our outstanding common stock as of June 30, 2022. The anticipated reduction in or elimination of Popular’s ownership of our common stock could adversely affect us.

For the year ended December 31, 2021, approximately 42% of our revenue was attributable to Banco Popular, a wholly owned subsidiary of Popular, Inc. which was our largest stockholder as of June 30, 2022. As a result, Popular has historically had substantial influence over our policies and management. In connection with the sale of certain of our assets to, and renegotiation of certain agreements with, Popular and Banco Popular on July 1, 2022, Popular is contractually required to reduce its holding in our voting equity to 4.5% or less of our common stock, either through the sale of shares or by converting shares of common stock into non-voting stock. The anticipated reduction or elimination of Popular’s holdings of our common stock may change or negatively impact our business relationship with Banco Popular and could have a material adverse effect on our business, financial condition, results of operations and cash flows, and could materially adversely affect the trading price of our common stock.

Effective as of July 1, 2022, the stockholders agreement dated April 17, 2012 with Popular was terminated and, thus, Popular no longer has a right to, among other things, designate nominees for election to the Board or representation to each committee of the Board.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of shares of the Company’s common stock in the three month period ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
4/1/2022-4/30/2022	153,596	41.07	153,596
5/1/2022-5/31/2022	203,518	37.97	203,518
	357,114	39.30	357,114	114,785,749

(1) On February 24, 2022, the Company announced that its Board approved an increase to the current stock repurchase program, authorizing the purchase of up to an aggregate of $150 million shares of the Company’s common stock under the program which expires on December 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2022 Equity Incentive Plan, dated June 1, 2022, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Kelly Barrett, Olga Botero, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, and Brian J Smith).

10.2+	EVERTEC, Inc. 2022 Incentive Award Plan.
31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL*	Inline Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL**	Inline Taxonomy Extension Schema
101.CAL XBRL**	Inline Taxonomy Extension Calculation Linkbase
101.DEF XBRL**	Inline Taxonomy Extension Definition Linkbase
101.LAB XBRL**	Inline Taxonomy Extension Label Linkbase
101.PRE XBRL**	Inline Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+     This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: August 5, 2022	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: August 5, 2022	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)