Form 10-Q
period 2022-09-30
EVERTEC, Inc.
filed 2022-11-04
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022 or

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
At October 27, 2022, there were 65,202,196 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues pursuant to our second amended and restated Master Services Agreement (“MSA”) with them, and as it may impact our ability to grow our merchant acquiring business;
•our ability to renew our client contracts on terms favorable to us, including but not limited to the current term and any extension of the MSA with Popular;
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
•the impact of foreign exchange rates on operations;
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
•uncertainty related to the effect of the discontinuation of the London Interbank Offered Rate;
•the elimination of Popular's ownership of our common stock; and

•the other factors set forth under "Part 1, Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on February 25, 2022, as updated by Part II, Item 1A. “Risk Factors” in this Report.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part 1, Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022, as updated by Part II, Item 1A. “Risk Factors” in this Report, and as updated in our subsequent filings with the SEC, and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except for share information)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$224,971	$266,351
Restricted cash	18,705	19,566
Accounts receivable, net	112,293	113,285
Prepaid expenses and other assets	40,992	37,148
Total current assets	396,961	436,350
Debt securities available-for-sale, at fair value	2,198	3,041
Investment in equity investee	14,071	12,054
Property and equipment, net	49,928	48,533
Operating lease right-of-use asset	17,799	21,229
Goodwill	417,819	393,318
Other intangible assets, net	196,316	213,288
Deferred tax asset	5,414	6,910
Net investment in leases	14	107
Derivative asset	7,070	—
Other long-term assets	13,378	9,926
Total assets	$1,120,968	$1,144,756
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$82,798	$74,540
Accounts payable	33,489	28,484
Contract liability	17,051	17,398
Income tax payable	10,757	7,132
Current portion of long-term debt	28,813	19,750
Current portion of operating lease liability	6,007	5,580
Total current liabilities	178,915	152,884
Long-term debt	426,691	444,785
Deferred tax liability	7,998	2,369
Contract liability - long term	34,726	36,258
Operating lease liability - long-term	13,320	16,456
Derivative liability	—	13,392
Other long-term liabilities	4,063	8,344
Total liabilities	665,713	674,488
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 65,588,270 shares issued and outstanding as of September 30, 2022 (December 31, 2021 - 71,969,856)	655	719
Additional paid-in capital	—	7,565
Accumulated earnings	480,740	506,051
Accumulated other comprehensive loss, net of tax	(29,586)	(48,123)
Total EVERTEC, Inc. stockholders’ equity	451,809	466,212
Non-controlling interest	3,446	4,056
Total equity	455,255	470,268
Total liabilities and equity	$1,120,968	$1,144,756
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Revenues (affiliates Note 16)	$145,803	$145,883	$456,622	$434,559

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	76,272	62,995	215,244	182,180
Selling, general and administrative expenses	26,001	17,126	66,436	49,980
Depreciation and amortization	19,712	18,745	58,432	56,091
Total operating costs and expenses	121,985	98,866	340,112	288,251
Income from operations	23,818	47,017	116,510	146,308
Non-operating income (expenses)
Interest income	807	504	2,279	1,343
Interest expense	(6,763)	(5,684)	(18,242)	(17,248)
Earnings of equity method investment	688	411	2,120	1,307
(Loss) gain on foreign currency remeasurement	(7,779)	(304)	(6,858)	652
Gain on sale of a business	135,642	—	135,642	—
Other income (expenses)	374	450	1,621	2,067
Total non-operating income (expenses)	122,969	(4,623)	116,562	(11,879)
Income before income taxes	146,787	42,394	233,072	134,429
Income tax expense	9,048	7,134	22,911	14,474
Net income	137,739	35,260	210,161	119,955
Less: Net loss attributable to non-controlling interest	(75)	(54)	(140)	(59)
Net income attributable to EVERTEC, Inc.’s common stockholders	137,814	35,314	210,301	120,014
Other comprehensive income (loss), net of tax of $716, $382, $1,442 and $817
Foreign currency translation adjustments	4,125	(6,942)	(210)	(7,823)
Gain on cash flow hedges	5,762	1,537	18,824	6,814
Unrealized (loss) gain on change in fair value of debt securities available-for-sale	$(21)	$8	$(77)	$97
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$147,680	$29,917	$228,838	$119,102
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$2.08	$0.49	$3.01	$1.66
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$2.06	$0.48	$2.98	$1.65

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	71,969,856	$719	$7,565	$506,051	$(48,123)	$4,056	$470,268
Share-based compensation recognized	—	—	4,279	—	—	—	4,279
Repurchase of common stock	(521,643)	(5)	(6,193)	(14,981)	—	—	(21,179)
Restricted stock units delivered	251,085	3	(5,651)	—	—	—	(5,648)
Net income (loss)	—	—	—	38,898	—	(32)	38,866
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,598)	—	—	(3,598)
Other comprehensive income	—	—	—	—	11,912	248	12,160
Balance at March 31, 2022	71,699,298	$717	$—	$526,370	$(36,211)	$4,272	$495,148
Share-based compensation recognized	—	—	5,165	—	—	—	5,165
Repurchase of common stock	(357,114)	(4)	(3,466)	(10,566)	—	—	(14,036)
Restricted stock units delivered	25,149	—	(28)	—	—	—	(28)
Net income (loss)	—	—	—	33,589	—	(33)	33,556
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,579)	—	—	(3,579)
Other comprehensive income (loss)	—	—	—	—	(3,241)	(384)	(3,625)
Balance at June 30, 2022	71,367,333	$713	$1,671	$545,814	$(39,452)	$3,855	$512,601
Share-based compensation recognized	—	—	5,296	—	—	—	5,296
Repurchase of common stock	(1,190,388)	(12)	(6,958)	(30,347)	—	—	(37,317)
Restricted stock units delivered	485	—	(9)	—	—	—	(9)
Net income (loss)	—	—	—	137,814	—	(75)	137,739
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,338)	—	—	(3,338)
Other comprehensive income (loss)	—	—	—	—	9,866	(334)	9,532
Common stock received in exchange of the sale of a Business	(4,589,160)	(46)	—	(169,203)	—	—	(169,249)
Balance at September 30, 2022	65,588,270	$655	$—	$480,740	$(29,586)	$3,446	$455,255

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	72,137,678	$721	$5,340	$379,934	$(48,254)	$4,688	$342,429
Share-based compensation recognized	—	—	3,380	—	—	—	3,380
Repurchase of common stock	(382,974)	(4)	(1,290)	(12,974)	—	—	(14,268)
Restricted stock units delivered	411,739	4	(7,430)	(1,302)	—	—	(8,728)
Net income	—	—	—	35,503	—	101	35,604
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,605)	—	—	(3,605)
Other comprehensive income (loss)	—	—	—	—	1,576	(381)	1,195
Balance at March 31, 2021	72,166,443	$721	$—	$397,556	$(46,678)	$4,408	$356,007
Share-based compensation recognized	—	—	3,855	—	—	—	3,855
Repurchase of common stock	(231,314)	(2)	(3,790)	(6,328)	—	—	(10,120)
Restricted stock units delivered	34,727	—	(65)	—	—	—	(65)
Net income (loss)	—	—	—	49,197	—	(106)	49,091
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,608)	—	—	(3,608)
Other comprehensive income (loss)	—	—	—	—	2,909	(25)	2,884
Balance at June 30, 2021	71,969,856	$719	$—	$436,817	$(43,769)	$4,277	$398,044
Share-based compensation recognized	—	—	3,708	—	—	—	3,708
Net income (loss)	—	—	—	35,314	—	(54)	35,260
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,598)	—	—	(3,598)
Other comprehensive loss	—	—	—	—	(5,397)	(87)	(5,484)
Balance at September 30, 2021	71,969,856	719	3,708	468,533	(49,166)	4,136	427,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$210,161	$119,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,432	56,091
Amortization of debt issue costs and accretion of discount	1,187	1,423
Operating lease amortization	4,576	4,443
Provision for expected credit losses and sundry losses	3,363	1,428
Deferred tax benefit	(1,699)	(1,119)
Share-based compensation	14,740	10,943
Gain on sale of a business	(135,642)	—
Gain from sale of assets	—	(778)
Loss on disposition of property and equipment and impairment of software	4,691	1,168
Earnings of equity method investment	(2,120)	(1,307)
Dividend received from equity method investment	2,053	1,183
Loss (gain) on valuation of foreign currency	6,858	(652)
(Increase) decrease in assets:
Accounts receivable, net	3,503	(593)
Prepaid expenses and other assets	(3,417)	(3,070)
Other long-term assets	(4,389)	(339)
Increase (decrease) in liabilities:
Accrued liabilities and accounts payable	468	(773)
Income tax payable	2,921	(2,685)
Contract liability	1,344	(2,654)
Operating lease liabilities	(4,450)	(4,107)
Other long-term liabilities	(3,571)	(2,702)
Total adjustments	(51,152)	55,900
Net cash provided by operating activities	159,009	175,855
Cash flows from investing activities
Additions to software	(28,287)	(31,004)
Acquisition of customer relationships	(10,607)	(14,750)
Acquisitions, net of cash acquired	(44,369)	—
Property and equipment acquired	(16,313)	(12,388)
Proceeds from sales of property and equipment	77	805
Purchase of certificates of deposit	(7,264)	—
Proceeds from maturities of available-for-sale debt securities	1,015	—
Acquisition of available-for-sale debt securities	(254)	(2,968)
Net cash used in investing activities	(106,002)	(60,305)
Cash flows from financing activities
Statutory withholding taxes paid on share-based compensation	(5,685)	(8,793)
Repayment of short-term borrowings for purchase of equipment and software	(901)	(1,603)
Dividends paid	(10,515)	(10,811)
Repurchase of common stock	(72,532)	(24,388)
Repayment of long-term debt	(9,875)	(28,482)
Net cash used in financing activities	(99,508)	(74,077)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	4,260	215
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,241)	41,688
Cash, cash equivalents and restricted cash at beginning of the period	285,917	221,105
Cash, cash equivalents and restricted cash at end of the period	$243,676	$262,793
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$224,971	$244,129
Restricted cash	18,705	18,664
Cash, cash equivalents and restricted cash	$243,676	$262,793
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,523	$16,289
Cash paid for income taxes	24,386	19,468

Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	—	739
Non-cash investing activities
Software exchanged for common stock	18,761	—
Goodwill exchanged for common stock	5,813	—
CDs transferred in the acquisition of a business	7,169	—
Non-cash financing and investing activities
Common stock received and retired for sale of a business	169,249	—
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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Note 2 – Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In October 2021, the FASB issued ASU 2021-08 to update ASC 805, Business Combinations, to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company selected to early adopt this guidance for its most recent business combination.

Note 3 – Business Acquisitions and Dispositions

Acquisition of a Business

On July 1, 2022, EVERTEC's main operating subsidiary, EVERTEC Group closed on the acquisition of 100% of the share capital of BBR SpA ("BBR"), a payment solutions and business technology company with operations in Chile and Peru, by entering into a share purchase agreement (Contrato de Compraventa de Acciones), between EVERTEC Group and IG Capital, Cuatro R, Rivers and Brela ( collectively, the "Sellers"). As consideration for the purchase, the Company transferred to the sellers upon closing cash that amounted to $45.9 million and certificates of deposits that amounted to $7.3 million. The BBR acquisition increases the Company's payment solution offerings, provides access to larger merchants in Chile and expands the Company's physical presence into Peru.

The Company accounted for this transaction as a business combination. The following table details the preliminary fair value of assets acquired and liabilities assumed from the BBR acquisition:

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$1,551
Accounts receivable, net	2,969
Property and equipment, net	3
Operating lease right-of-use asset	76
Goodwill	33,247
Other intangible assets, net	24,850
Deferred tax asset	267
Total assets acquired	62,963
Accounts payable	1,039
Contract liability	1,136
Operating lease liability	85
Deferred tax liability	7,614
Total liabilities assumed	$9,874

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$22,500	15
Trademark	1,250	5
Software packages	1,100	5
Total	$24,850	14

Refer to Note 6 Goodwill and Other Intangible Assets for detail of goodwill allocated by reportable segments. The goodwill is primarily attributed to synergies. None of the goodwill is deductible for income tax purposes.

Revenues and earnings from the BBR acquisition were not material for either the three or nine months ended September 30, 2022. Pro forma results of operations have not been presented because the effect of this business combination is not material to the consolidated financial condition and results of operations.

Sale of a Business

On July 1, 2022, the Company closed on a definitive agreement with Banco Popular de Puerto Rico and its parent, Popular, to sell software and prepaid assets and transfer certain employees in connection with those assets (the "Business"). As consideration for the sale of the Business, Popular delivered 4.6 million shares of Evertec common stock held by Popular with a value of $169.2 million at close (the "Popular Transaction"). Additionally, management concluded that $15.4 million included in the Company's contract liability should be treated as consideration for the sale therefore, total consideration for the sale of the Business amounted to $184.7 million. The Company also modified and extended the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA. The MSA modifications, among other things, includes the elimination of the exclusivity requirement which was the basis for a non-compete intangible asset recorded in 2010 as part of the original MSA that was amortized over a 15 year period. The Company also entered into new contracts and transition services agreements concurrently with the close of the Popular Transaction with terms between 3 months and 36 months.

Given the elimination of the exclusivity clause discussed above, the Company determined that the balance of the non-compete intangible asset on July 1, 2022 of $12.3 million, should be written off as a component of the gain on sale of a business. The Company also concluded that certain provisions in the new contracts and transition services agreements with Popular were not at fair value, therefore requiring that a portion of the gain be allocated to these contracts. The Company recorded a contract liability based on relative fair value of $11.7 million in connection with this conclusion.

The following table details the consideration for the sale of the business, major classes of assets and liabilities included in the business sale and the gain on sale of a business:

July 1, 2022
(In thousands)
Common stock received in exchange for the sale of a business	$169,249
Contract liability representing consideration for the sale of a business	15,426
Total consideration for the sale of a business	184,675
Goodwill	(5,813)
Other intangible assets, net	(31,011)
Prepaid expenses and other assets	(497)
Contract liability	(11,712)
Gain on sale of a business	$135,642

Note 4 – Debt Securities

The amortized cost, gross unrealized gains and losses recorded in OCI and estimated fair value of debt securities available-for-sale by contractual maturity as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,219	—	(21)	$2,198

	December 31, 2021
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,963	$78	$—	$3,041

Debt securities are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

For both the three and nine months period ended September 30, 2022, the Company purchased $0.3 million in debt securities that were classified as available-for-sale. No debt securities were sold during the nine months ended September 30, 2022, while $1.0 million matured during the same period. A provision for credit losses was not required for the periods presented above. Refer to Note 8 for disclosure requirements related to the fair value hierarchy.

Note 5 – Property and Equipment, net

Property and equipment, net consists of the following:

(In thousands)	Useful life in years	September 30, 2022	December 31, 2021
Buildings	30	$1,387	$1,359
Data processing equipment	3 - 5	151,545	141,359
Furniture and equipment	3 - 20	8,742	7,718
Leasehold improvements	5 -10	3,572	3,277
		165,246	153,713
Less - accumulated depreciation and amortization		(116,531)	(106,365)
Depreciable assets, net		48,715	47,348
Land		1,213	1,185
Property and equipment, net		$49,928	$48,533

Depreciation and amortization expense related to property and equipment for three and nine months ended September 30, 2022 amounted to $4.6 million and $13.9 million, respectively, compared to $4.2 million and $13.0 million for the corresponding periods in 2021.

During the nine months ended September 30, 2021, the Company recorded a loss on the disposition of damaged POS devices amounting to $0.5 million through cost of revenues.

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 17):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2021	$160,972	$48,402	$138,121	$45,823	$393,318
Goodwill attributable to acquisition	—	33,247	—	—	33,247
Goodwill attributable to the sale of a business	—	—	—	(5,813)	(5,813)
Foreign currency translation adjustments	—	(2,933)	—	—	(2,933)
Balance at September 30, 2022	$160,972	$78,716	$138,121	$40,010	$417,819

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. No impairment losses were recognized for the periods ended September 30, 2022 or 2021.

The carrying amount of other intangible assets at September 30, 2022 and December 31, 2021 was as follows:

		September 30, 2022
(In thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 15	$390,221	$(295,170)	$95,051
Trademarks	1 - 15	43,025	(37,638)	$5,387
Software packages	3 - 10	332,767	(236,889)	$95,878
Other intangible assets, net		$766,013	$(569,697)	$196,316

		December 31, 2021
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 14	$357,991	$(272,732)	$85,259
Trademarks	2 - 15	41,901	(36,684)	5,217
Software packages	3 - 10	326,320	(217,643)	108,677
Non-compete agreement	15	56,539	(42,404)	14,135
Other intangible assets, net		$782,751	$(569,463)	$213,288

In the second quarter of 2022, the Company acquired a customer relationship in Puerto Rico for $10.6 million that is being amortized over five years. Revenues and expenses in connection with this customer relationship are included as part of the Payment Services - Puerto Rico & Caribbean segment. As part of the BBR acquisition, the Company added a customer relationship amounting to $22.5 million, a trademark of $1.3 million, and software of $1.1 million, refer to Note 3- Business Acquisitions and Dispositions for further details. On July 1, 2022, in connection with the closing of the Popular Transaction, the remaining balance of the Non-compete agreement of $12.3 million was written off against the transaction gain. The Company no longer has non-compete intangibles on its Balance Sheets as of September 30, 2022. Refer to Note 3- Business Acquisitions and Dispositions for further details.

Amortization expense related to other intangibles for the three and nine months ended September 30, 2022 amounted to $15.2 million and $44.5 million, respectively, compared to $14.5 million and $43.0 million for the corresponding periods in 2021, respectively. During the nine months ended September 30, 2022, the Company recorded an impairment loss through cost of revenues of $4.1 million for a multi-year software development for which a reduction in future cash flows was projected. During the nine months ended September 30, 2021, the Company recorded an impairment charge through cost of revenues amounting to $0.6 million for a software solution that will no longer be used. Both impairment charges affected the Company’s Payment Services – Puerto Rico & Caribbean segment.

The estimated amortization expense of the other intangible balances outstanding at September 30, 2022 for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2022	$14,156
2023	53,108
2024	41,611
2025	16,218
2026	11,300

Note 7 – Debt and Short-Term Borrowings

Total debt at September 30, 2022 and December 31, 2021 was as follows:

(In thousands)	September 30, 2022	December 31, 2021
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$162,930	$170,875
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	292,574	293,660
Note payable due January 1, 2022(1)	—	758
Total debt	$455,504	$465,293

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Applicable margin of 1.75% at September 30, 2022 and December 31, 2021.
(3)Subject to a minimum rate ("LIBOR floor") of 0% plus applicable margin of 3.50% at September 30, 2022 and December 31, 2021.

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

The unpaid principal balance at September 30, 2022 of the 2023 Term A Loan and the 2024 Term B Loan was $163.4 million and $294.2 million, respectively. The additional borrowing capacity under our Revolving Facility at September 30, 2022 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

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

Interest Rate Swap

As of September 30, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of September 30, 2022 and December 31, 2021, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was an asset of $7.1 million and a liability $13.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2022, the Company reclassified losses of $0.4 million and $3.5 million, respectively, from accumulated other comprehensive loss into interest expense compared to $1.8 million and $5.3 million for the corresponding periods in 2021. Based on current LIBOR rates, the Company expects to reclassify gains of $3.4 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 8 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Debt Securities Available for Sale

The fair value of debt securities is estimated based on observable inputs, therefore classified as a Level 2 asset within the fair value hierarchy. The fair value of debt securities was $2.2 million and $3.0 million as of September 30, 2022 and December 31, 2021 respectively.

Derivative Instruments

The fair value of the Company's interest rate swap is estimated using Level 2 inputs under the fair value hierarchy. This derivative was in an asset position with a balance of $7.1 million as of September 30, 2022 and in a liability position with a balance of $13.4 million as of December 31, 2021.

Debt and Short-Term Borrowings

The fair values of the term loans at September 30, 2022 and December 31, 2021 were obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheets.

The following table presents the carrying value, as applicable, and estimated fair value for financial instruments at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Costa Rica government obligations	2,198	2,198	3,041	3,041
Interest rate swap	7,070	7,070	—	—
Financial liabilities:
2023 Term A Loan	162,930	161,730	170,875	168,610
2024 Term B Loan	292,574	291,400	293,660	294,735
Interest rate swap	—	—	13,392	13,392

Note 9 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the nine months ended September 30, 2022:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (losses) on Debt Securities AFS	Total
Balance - December 31, 2021, net of tax	$(35,971)	$(12,261)	109	(48,123)
Other comprehensive (loss) income before reclassifications	(210)	15,320	(77)	15,033
Effective portion reclassified to net income	—	3,504	—	3,504
Balance - September 30, 2022, net of tax	$(36,181)	$6,563	$32	$(29,586)

Note 10 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the three months ended March 31, 2020, 2021 and 2022, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2020 LTIP, 2021 LTIP and 2022 LTIP, respectively, all under the terms of the Company's 2013 Equity Incentive Plan.

On May 20, 2022 (the “Effective Date”), the Company's shareholders approved the Company's 2022 Equity Incentive Plan (the "2022 Plan") which replaced the Company's 2013 Equity Incentive Plan. All shares remaining available for grant under the 2013 Plan as of the Effective Date plus any shares of common stock of the Company covered by outstanding awards under the 2013 Plan as of the Effective Date that again become available for grant pursuant to the terms of the 2022 Plan as of the Effective Date, to the extent the shares underlying such awards are not issued because they are forfeited or settled or terminate without distribution of shares of common stock of the Company became available for issuance under the 2022 Plan on the Effective Date pursuant to the terms of the 2022 Plan.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the award agreements. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 27 of each year for the 2020 LTIP, March 2 of each year for the 2021 LTIP, and February 25 of each year for the 2022 LTIP. In 2022, the Company also granted time-based awards with a three year service vesting period which will cliff vest on February 25, 2025.

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

The following table summarizes nonvested RSUs activity for the nine months ended September 30, 2022:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2021	1,086,329	$34.73
Granted	709,302	41.90
Vested	(421,764)	33.02
Forfeited	(8,546)	37.10
Nonvested at September 30, 2022	1,365,321	$38.97

For the three and nine months ended September 30, 2022, the Company recognized $5.3 million and $14.7 million of share-based compensation expense, respectively, compared with $3.7 million and $10.9 million for the corresponding periods in 2021.

As of September 30, 2022, the maximum unrecognized expense for RSUs was $32.0 million. The cost is expected to be recognized over a weighted average period of 2.0 years.

Note 11 – Revenues

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into primary geographical markets, nature of the products and services, and timing of transfer of goods and services. The Company's operating segments are determined by the nature of the products and services the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 17, Segment Information.

In the following tables, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

	Three months ended September 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$89	$973	$—	$3,790	$4,852
Products and services transferred over time	29,456	29,068	36,911	45,516	140,951
	$29,545	$30,041	$36,911	$49,306	$145,803

	Three months ended September 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$30	$449	$—	$446	$925
Products and services transferred over time	25,712	23,807	37,606	57,833	144,958
	$25,742	$24,256	$37,606	$58,279	$145,883

	Nine months ended September 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$244	$1,405	$—	$7,956	$9,605
Products and services transferred over time	86,045	81,229	111,079	168,664	447,017
	$86,289	$82,634	$111,079	$176,620	$456,622

	Nine months ended September 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$119	$1,633	$—	$4,048	$5,800
Products and services transferred over time	76,642	69,919	106,808	175,390	428,759
	$76,761	$71,552	$106,808	$179,438	$434,559

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	September 30, 2022	December 31, 2021
Balance at beginning of period	$1,715	$2,796
Services transferred to customers	7,246	5,374
Transfers to accounts receivable	(3,861)	(6,455)
Balance at end of period	$5,100	$1,715

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net as of September 30, 2022 amounted to $112.3 million. Contract liability and contract liability - long term at September 30, 2022 amounted to $17.1 million and $34.7 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the Popular Transaction as described in Note 3- Business Acquisitions and Dispositions. Contract liabilities may also arise when consideration is received or due in advance from customers prior to performance. During the three and nine months ended September 30, 2022, the Company recognized revenue of $17.0 million and $29.0 million respectively that was included in the contract liability at December 31, 2021. During the three and nine months ended September 30, 2021, the Company recognized revenue of $5.3 million and $20.7 million that was included in the contract liability at December 31, 2020.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2022 is $1,061.8 million, which is expected to be recognized over the next 1 to 6 years. This amount consists of minimums on certain master services agreements, professional service fees for implementation or set up activities related to managed services and maintenance services typically recognized over the life of the contract, and professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 12 – Current Expected Credit Losses

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables.

(In thousands)	September 30, 2022	December 31, 2021
Balance at beginning of period	$2,523	$2,401
Current period provision for expected credit losses	649	819
Write-offs	(135)	(698)
Recoveries of amounts previously written-off	150	1
Balance at end of period	$3,187	$2,523

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

Note 13 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2022 and 2021, respectively, consisted of the following:

	Three months ended September,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Current tax provision	$9,537	$7,306	$24,610	$15,593
Deferred tax benefit	(489)	(172)	(1,699)	(1,119)
Income tax expense	$9,048	$7,134	$22,911	$14,474

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2022 and 2021, and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Current tax provision (benefit)
Puerto Rico	$6,318	$2,328	$11,809	$3,363
United States	44	57	107	132
Foreign countries	3,175	4,921	12,694	12,098
Total current tax provision	$9,537	$7,306	$24,610	$15,593
Deferred tax (benefit) provision
Puerto Rico	$719	$(258)	$(321)	$(778)
United States	54	116	9	(71)
Foreign countries	(1,262)	(30)	(1,387)	(270)
Total deferred tax benefit	$(489)	$(172)	$(1,699)	$(1,119)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2022, the Company has $113.3 million of unremitted earnings from foreign subsidiaries, compared to $99.1 million as of December 31, 2021. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of September 30, 2022, the gross deferred tax asset amounted to $18.6 million and the gross deferred tax liability amounted to $19.4 million, compared to $22.3 million and $16.3 million, respectively, as of December 31, 2021. As of September 30, 2022, and December 31, 2021, there is a valuation allowance against the gross deferred tax asset of approximately $1.8 million and $1.4 million, respectively.

During the quarter ended September 30, 2022, the Company released $3.6 million of the previously recorded Puerto Rico liability for uncertain tax positions related to the net operating loss created by transaction costs from mergers and acquisitions as a result of the expiration of the statute of limitations.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Nine months ended September 30,
(In thousands)	2022	2021
Computed income tax at statutory rates	$87,402	$50,411
Differences in tax rates due to multiple jurisdictions	2,612	1,789
Effect of income subject to tax-exemption grant	(26,262)	(35,121)
Effect of the gain on sale of a business	(39,645)	—
Unrecognized tax (benefit) expense	(3,472)	(3,475)
Excess tax benefits on share-based compensation	169	(1,027)
Other, net	2,107	1,897
Income tax expense	$22,911	$14,474

Note 14 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2022	2021	2022	2021
Net income available to EVERTEC, Inc.’s common shareholders	$137,814	$35,314	$210,301	$120,014
Weighted average common shares outstanding	66,398,547	71,969,856	69,906,483	72,082,082
Weighted average potential dilutive common shares (1)	647,262	906,397	682,432	735,625
Weighted average common shares outstanding - assuming dilution	67,045,809	72,876,253	70,588,915	72,817,707
Net income per common share - basic	$2.08	$0.49	$3.01	$1.66
Net income per common share - diluted	$2.06	$0.48	$2.98	$1.65

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 15, 2022, April 21, 2022 and July 28, 2022, respectively the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 25, 2022, June 3, 2022 and September 2, 2022, respectively to stockholders' of record on February 25, 2022, May 2, 2022 and August 8, 2022, respectively.

Note 15 – Commitments and Contingencies

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

Note 16 – Related Party Transactions

In connection with closing of the Popular Transaction on July 1, 2022, the Company terminated the existing stockholder agreement with Popular, which granted Popular certain benefits as a shareholder of the Company. In addition, on August 15, 2022, through a secondary offering, Popular sold its remaining shares of common stock of Evertec and as of that date no longer holds any shares of Evertec common stock. Evertec is no longer considered a subsidiary of Popular under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). Given both the termination of the stockholder agreement and that Popular is no longer a shareholder of EVERTEC, management concluded that Popular is no longer a related party as of August 15, 2022.

The following table presents the Company’s transactions with Popular while they were deemed a related party during 2022 and for the three and nine months ended September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022 (1)	2021	2022 (1)	2021
Total revenues	$22,782	$60,091	$153,335	$182,344
Cost of revenues	$653	$624	$2,386	$2,242
Operating lease cost and other fees	$807	$1,958	$4,433	$5,482
Interest earned from affiliate
Interest income	$231	$184	$1,011	$422

(1)Amounts presented through August 15, 2022.

The Company continues to have revenue concentration with Popular, revenues as a percentage of total revenues were 35% and 40% for the three and nine months ended September 30, 2022, respectively and 41% and 42%, for the comparable periods in 2021, respectively. Accounts receivable from Popular as of September 30, 2022 amounted to $36.4 million.

As of the December 31, 2021, EVERTEC had the following balances arising from transactions with related parties:

(In thousands)	December 31, 2021
Cash and restricted cash deposits in affiliated bank	$187,602
Other due to/from affiliate
Accounts receivable	$38,120
Prepaid expenses and other assets	$1,763
Operating lease right-of-use assets	$13,533
Other long-term assets	$2,853
Accounts payable	$5,601
Contract liabilities	$40,982
Operating lease liabilities	$14,019

Note 17 – Segment Information

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

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching and processing fees, and the leasing of POS devices and network fees. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended September 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$44,592	$33,741	$36,911	$49,306	$(18,747)	$145,803
Operating costs and expenses	$26,960	$28,513	$25,261	$38,522	$2,729	$121,985
Depreciation and amortization	$5,116	$4,104	$1,045	$3,745	$5,702	$19,712
Non-operating income (expenses)	$385	$(7,094)	$348	$136,218	$(932)	$128,925
EBITDA	23,133	2,238	13,043	150,747	(16,706)	172,455
Compensation and benefits (2)	1,557	972	498	503	2,141	$5,671
Transaction, refinancing and other fees (3)	330	—	325	(134,974)	8,567	$(125,752)
Adjusted EBITDA	$25,020	$3,210	$13,866	$16,276	$(5,998)	$52,374

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $12.3 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $3.7 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $2.8 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the gain from the Popular transaction and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of dividends received.

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

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $10.8 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $2.4 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $2.2 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A, net dividends received.

	Nine months ended September 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$130,678	$93,308	$111,079	$176,620	$(55,063)	$456,622
Operating costs and expenses	76,920	77,132	68,288	117,747	25	340,112
Depreciation and amortization	15,062	9,628	3,104	12,787	17,851	58,432
Non-operating income (expenses)	928	(3,365)	980	137,542	(3,560)	132,525
EBITDA	69,748	22,439	46,875	209,202	(40,797)	307,467
Compensation and benefits (2)	2,569	2,758	1,284	1,503	7,241	15,355
Transaction, refinancing and other fees (3)	330	—	325	(134,990)	12,647	(121,688)
Adjusted EBITDA	$72,647	$25,197	$48,484	$75,715	$(20,909)	$201,134

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $36.5 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $10.7 million from Payment Services - Latin America to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $7.9 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the gain from the Popular transaction and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of dividends received.

	Nine months ended September 30, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$113,626	$77,641	$106,808	$179,438	$(42,954)	$434,559
Operating costs and expenses	61,270	63,020	55,762	110,276	(2,077)	$288,251
Depreciation and amortization	11,813	8,695	2,631	14,085	18,867	$56,091
Non-operating income (expenses)	618	5,348	835	2,494	(5,269)	$4,026
EBITDA	64,787	28,664	54,512	85,741	(27,279)	206,425
Compensation and benefits (2)	781	2,321	781	1,193	6,204	$11,280
Transaction, refinancing and other fees (3)	660	—	—	(647)	1,202	$1,215
Adjusted EBITDA	$66,228	$30,985	$55,293	$86,287	$(19,873)	$218,920

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

The reconciliation of EBITDA to consolidated net income is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Total EBITDA	$172,455	$66,319	$307,467	$206,425
Less:
Income tax expense	9,048	7,134	22,911	14,474
Interest expense, net	5,956	5,180	15,963	15,905
Depreciation and amortization	19,712	18,745	58,432	56,091
Net income	$137,739	$35,260	$210,161	$119,955

Note 18 – Subsequent Events

On October 20, 2022, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 2, 2022 to stockholders of record as of the close of business on November 1, 2022. The Board anticipates declaring this dividend in future quarters on a regular basis; however, future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and nine months ended months ended September 30, 2022 and 2021 and (ii) the financial condition as of September 30, 2022. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K ("2021 Form 10-K") as filed with the SEC on February 25, 2022 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements as a result of various factors, including those set forth in the section titled "Risk Factors" in our 2021 Form 10-K, as may be updated from time to time in our other filings with the SEC. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC, Evertec Placetopay, SAS (formerly known as EGM Ingeniería sin Fronteras, S.A.S. ("PlacetoPay")), BBR, SpA, BBR Perú, S.A.C. and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
Executive Summary

EVERTEC is a leading full-service transaction-processing business in Puerto Rico, the Caribbean and Latin America, providing a broad range of merchant acquiring, payment services and business process management services. We believe that we are one of the largest merchant acquirers in Latin America based on total number of transactions and the largest merchant acquirer in the Caribbean. We serve 26 countries out of 12 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, one of the leading personal identification number ("PIN") debit and automated teller machine ("ATM") networks in the Caribbean and Latin America. We manage a system of electronic payment networks and offer a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico, that process over three billion transactions annually. Additionally, we offer technology outsourcing in all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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
•Our ability to leverage proprietary IP that enables us to be nimble and flexible when it comes to client and country requirements;
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

We sell and distribute our services primarily through a proprietary direct sales force with established customer relationships. We continue to pursue both organic and inorganic opportunities such as acquisitions, joint ventures and alliances. We benefit from an attractive business model, the hallmarks of which are recurring revenue, scalability, significant operating margins, and moderate capital expenditure requirements. Our revenue is predominantly recurring in nature because of the mission-critical and embedded nature of the services we provide. In addition, we generally negotiate multi-year contracts with our customers. We believe our business model should enable us to continue to grow our business organically in the primary markets we serve without significant incremental capital expenditures.

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. Under the terms of the MSA, Popular agreed to use Evertec services on an ongoing exclusive basis for the duration of the agreement. On July 1, 2022, we modified and extended the main commercial agreements with Popular, which had initial terms ending in 2025, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (as amended, the “A&R ISO Agreement”), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (the "A&R MSA Agreement"). The A&R ISO Agreement, which sets our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% fee discount on certain MSA services beginning in October of 2025 and adjustments to the existing CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of Evertec common stock owned by Popular. As part of this transaction, Popular agreed to take certain actions after closing to ensure that Evertec was no longer deemed a “subsidiary” of Popular for purposes of the Bank Holding Company Act by 90 days following the closing, including selling its shares of Evertec common stock in the open market and, if necessary, converting certain Evertec common stock into non-voting stock to reduce its voting interest to 4.5%. On August 15, 2022, through a secondary offering, Popular sold its remaining shares of Evertec common stock and as of this date no longer holds any shares of Evertec common stock. Evertec is no longer considered a subsidiary of Popular under the Bank Holding Company Act.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

	Three months ended September 30,
In thousands	2022	2021	Variance

Revenues	$145,803	$145,883	$(80)	—%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	76,272	62,995	13,277	21%
Selling, general and administrative expenses	26,001	17,126	8,875	52%
Depreciation and amortization	19,712	18,745	967	5%
Total operating costs and expenses	121,985	98,866	23,119	23%
Income from operations	$23,818	$47,017	$(23,199)	(49)%

Revenues

Total revenues for the quarter ended September 30, 2022 were $145.8 million, relatively flat when compared with the prior year quarter. Revenue in Puerto Rico was negatively impacted by the close of the Popular Transaction, including the $6.9 million one-time credit granted upon closing. Revenues in the quarter were also negatively impacted by Hurricane Fiona, primarily the Company's Merchant Acquiring segment. These negative impacts were partially offset by the continued growth of the Company's digital solutions, specifically, ATH Movil Business, increased transaction volumes and one-time hardware and software sales. Additionally, the quarter benefited from revenue generated from the small acquisition completed in the second quarter. Latin America revenue reflected organic growth and revenue contribution from the BBR acquisition completed at the beginning of the quarter.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 amounted to $76.3 million, an increase of $13.3 million or 21% when compared to the same period in the prior year. The increase in cost of revenues was primarily driven by an increase in cost of sales mainly due to the new revenue sharing agreement with Popular resulting from the Popular Transaction and costs incurred for hardware sales, an increase in personnel costs, mainly due to increased headcount in Latin America including the added headcount from the BBR acquisition, and an increase in printing supplies which have been impacted by the inflationary environment.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended September 30, 2022 amounted to $26.0 million, an increase of $8.9 million or 52% when compared to the same period in the prior year driven by an increase in professional fees related to corporate transactions, including the Popular Transaction related costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2022 amounted to $19.7 million, an increase of $1.0 million or 5% when compared to the same period in the prior year. Increased expense during the three months is driven by the amortization of intangible assets created in connection with acquisitions completed in 2022.
Non-Operating Expenses

	Three months ended September 30,
In thousands	2022	2021	Variance

Interest income	$807	$504	$303	60%
Interest expense	(6,763)	(5,684)	(1,079)	(19)%
Earnings of equity method investment	688	411	277	67%
Loss on foreign currency remeasurement	(7,779)	(304)	(7,475)	2,459%
Gain on sale of a business	135,642	—	135,642	—%
Other income (expenses)	374	450	(76)	(17)%
Total non-operating income (expenses)	$122,969	$(4,623)	$127,592	2,760%

Non-operating income for the three months ended September 30, 2022 amounted to $123.0 million, an increase of $127.6 million when compared to the same period in the prior year, as it includes the gain from the Popular Transaction of $135.6 million. Non-operating expenses in the quarter also reflect a $7.8 million loss from the remeasurement of assets and liabilities denominated in US dollars, as well as a $1.1 million increase in interest expense due to rising interest rates.

Income Tax Expense

	Three months ended September 30,
In thousands	2022	2021	Variance
Income tax expense	$9,048	$7,134	$1,914	27%

Income tax expense for the three months ended September 30, 2022 amounted to $9.0 million, an increase of $1.9 million when compared to the same period in the prior year. The effective tax rate for the period was 6.2%, compared with 16.8% in the 2021 period. The decrease in the effective tax rate was primarily driven by the impact of the Popular Transaction which was taxed at a preferential tax rate and the impact from the reversal of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation, partially offset by the impact of higher revenues in higher taxed jurisdictions, a shift in the mix of business in Puerto Rico and higher withholding taxes.

Comparison of the nine months ended September 30, 2022 and 2021

	Nine months ended September 30,
In thousands	2022	2021	Variance

Revenues	$456,622	$434,559	$22,063	5%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	215,244	182,180	33,064	18%
Selling, general and administrative expenses	66,436	49,980	16,456	33%
Depreciation and amortization	58,432	56,091	2,341	4%
Total operating costs and expenses	340,112	288,251	51,861	18%
Income from operations	$116,510	$146,308	$(29,798)	(20)%

Revenues

Total revenues for the nine months ended September 30, 2022 were $456.6 million, an increase of $22.1 million compared to $434.6 million in the prior year. Revenue in Puerto Rico benefited from increased payment transaction volumes in addition to continued growth in the Company's digital solutions, ATH Movil Business, as well as revenue generated from an acquisition completed in the second quarter. Revenue also benefited from the printing contract entered into in June 2021, one-time software sales, partially offset by the impacts from the Popular Transaction, including the $6.9 million one-time credit granted upon closing of the Popular Transaction. Latin America revenue reflected organic growth and the revenue contribution from the BBR acquisition.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2022 amounted to $215.2 million, an increase of $33.1 million or 18% when compared to the same period in the prior year. The increase in cost of revenues includes a $4.1 million impairment loss related to a multi-year software development recorded during the second quarter, as well as an increase in personnel costs, mainly due to increased headcount in Latin America including the added headcount from the BBR acquisition, higher equipment expenses for cloud services as utilization continues to grow, an increase in printing supply expense and an increase in cost of sales due to the same factors explained above for the quarter.

Selling, General and Administrative

Selling, general and administrative expenses for the nine months ended September 30, 2022 amounted to $66.4 million, an increase by $16.5 million or 33% when compared to the same period in the prior year. The increase is driven by the same factors explained above for the quarter.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2022 amounted to $58.4 million, an increase of $2.3 million or 5% when compared to the same period in the prior year, mainly due to the same factors explained above for the quarter.

Non-Operating Expenses

	Nine months ended September 30,
In thousands	2022	2021	Variance

Interest income	$2,279	$1,343	$936	70%
Interest expense	(18,242)	(17,248)	(994)	(6)%
Earnings of equity method investment	2,120	1,307	813	62%
(Loss) gain on foreign currency remeasurement	(6,858)	652	(7,510)	(1,152)%
Gain on sale of a business	135,642	—	135,642	—%
Other income (expenses)	1,621	2,067	(446)	(22)%
Total non-operating income (expenses)	$116,562	$(11,879)	$128,441	1,081%

Non-operating income for the nine months ended September 30, 2022 increased by $128.4 million to $116.6 million when compared to the same period in the prior year, primarily driven by the same factors explained above for the quarter, partially offset by a $0.9 million increase in interest income coupled with a $0.8 million increase in earnings from the Company's equity method investment.

Income Tax Expense

	Nine months ended September 30,
In thousands	2022	2021	Variance
Income tax expense	$22,911	$14,474	$8,437	58%

Income tax expense for the nine months ended September 30, 2022 amounted to $22.9 million, an increase of $8.4 million when compared to the same period in the prior year. The effective tax rate for the period was 9.8%, compared with 10.8% in the 2021 period. The decrease in the effective tax rate was driven by the same factors explained above for the quarter.

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

In recent years, consumer preference has accelerated its shift away from cash and paper payment methods, noting increased demand for omni-channel payment services that facilitate cashless and contactless transactions. The markets in which we operate, particularly Latin America and the Caribbean continue to grow and consumer preference is driving an increase for electronic payments usage. Latin America is one of the fastest-growing mobile markets globally, with a growing base of tech-savvy customers that demonstrate a preference for credit cards, digital wallets, contactless payments, and other value-added offerings. The region's FinTech sector is driving change via new contactless payment technology that are becoming popular alternatives to cash payments. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

On July 1, 2022, we closed the previously announced Popular Transaction, which includes extensions and amendments to the main commercial agreements with Banco Popular. The extension of the A&R ISO Agreement includes a revenue sharing provision which will be treated as an expense and has resulted, and we expect will continue to result in a decline to the Merchant Acquiring Segment Adjusted EBITDA and margin. The extension of the MSA includes a reduction in the CPI cap from 5% to 1.5%, as well as a retroactive one-time credit for the 5% CPI price increase applied to certain services since October

1, 2021 through closing, both of which negatively impacted our results of operations, and we expect will continue to negatively impact revenue and consequently, margin of our Business Solutions Segment and, to a lesser extent, the Payment Services – Puerto Rico Segment. Additionally, as part of the amendments to the MSA, there will be contractual revenue minimums through 2028. As part of the Popular Transaction, we also sold certain assets from our Business Solutions Segment to Banco Popular, which has resulted, and we expect will continue to result in a reduction in revenue and margin for this segment.

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

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching and processing fees, and the leasing of POS devices and network fees. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services.

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

Comparison of the three months ended September 30, 2022 and 2021

Payment Services - Puerto Rico & Caribbean

	Three months ended September 30,
In thousands	2022	2021
Revenues	$44,592	$38,773
Adjusted EBITDA	$25,020	$21,805
Adjusted EBITDA Margin	56.1%	56.2%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended September 30, 2022 increased by $5.8 million to $44.6 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in transaction volumes for POS processing, the ongoing growth from ATH Movil and ATH Business and an increase in issuing services. The revenue increase also includes the impact of the small acquisition completed in the second quarter. The segment continues to benefit from increases in transaction processing and monitoring revenue recognized for services provided to the Payment Services - Latin America Segment. These positive impacts were partially offset by the one-time credit granted to Popular. Adjusted EBITDA increased by $3.2 million to $25.0 million driven by the increase in revenues partially offset by higher operating expenses.

Payment Services - Latin America

	Three months ended September 30,
In thousands	2022	2021
Revenues	$33,741	$26,792
Adjusted EBITDA	$3,210	$9,991
Adjusted EBITDA Margin	9.5%	37.3%

Payment Services - Latin America segment revenues for the three months ended September 30, 2022 increased by $6.9 million to $33.7 million driven mainly by organic growth in all regions as well as revenue generated from the BBR acquisition completed at the beginning of the quarter. Furthermore, revenues benefited by an increase in intercompany software developments and transaction processing revenue recognized for services provided to the Payment Services - Puerto Rico & Caribbean segment. Adjusted EBITDA decreased by $6.8 million primarily due to a $7.8 million loss from foreign currency remeasurement of assets and liabilities denominated in US dollars and an increase in personnel costs, mainly due to higher headcount, as well as increases in fees for transaction processing and monitoring services from the Payment Services - Puerto Rico & Caribbean segment as more transactions are processed in our centralized platforms.

Merchant Acquiring

	Three months ended September 30,
In thousands	2022	2021
Revenues	$36,911	$37,606
Adjusted EBITDA	$13,866	$19,230
Adjusted EBITDA Margin	37.6%	51.1%

Merchant Acquiring segment revenues for the three months ended September 30, 2022 decreased by $0.7 million as the prior year quarter benefited from COVID related federal stimulus and the current year quarter reflects a shift in the mix of sales volume impacting our spread per transaction as well as the negative impact from Hurricane Fiona estimated to be approximately $1.0 million, partially offset by certain pricing initiatives implemented in the second quarter. Adjusted EBITDA decreased by $5.4 million driven by lower revenues, in addition to higher operating expenses, driven by the revenue sharing agreement with Popular as well as increased transaction processing costs resulting from lower average ticket per transaction.

Business Solutions

	Three months ended September 30,
In thousands	2022	2021
Revenues	$49,306	$58,134
Adjusted EBITDA	$16,276	$26,034
Adjusted EBITDA Margin	33.0%	44.8%

Business Solutions segment revenues for the three months ended September 30, 2022 decreased by $8.8 million to $49.3 million primarily driven by the impact from the Popular Transaction, specifically, the one-time credit granted to Popular upon closing amounting to $6.3 million and the impact from the sale of assets to Popular which the Company estimates at $30 million annually. These negative impacts were partially offset by revenue generated from projects completed in connection with closing of the Popular Transaction. Adjusted EBITDA decreased by $9.8 million to $16.3 million driven by the decrease in revenues as well as an increase in cost of sales and operating expenses, mainly cloud services and printing supplies, the latter of which has been impacted by the inflationary environment.

Comparison of the nine months ended September 30, 2022 and 2021

Payment Services - Puerto Rico & Caribbean

	Nine months ended September 30,
In thousands	2022	2021
Revenues	$130,678	$113,626
Adjusted EBITDA	$72,647	$66,228
Adjusted EBITDA Margin	55.6%	58.3%

Payment Services - Puerto Rico & Caribbean segment revenues for the nine months ended September 30, 2022 increased by $17.1 million to $130.7 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in transaction volumes, mainly POS processing, the continued strong digital payments growth from ATH Movil Business, higher issuing services and revenue contribution from the acquisition completed in the current year. Segment revenue also benefited from an increase in transaction processing and monitoring revenue recognized for services provided to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $6.4 million to $72.6 million driven by the increase in revenues partially offset by higher operating expenses, including the $4.1 million impairment charge discussed in Cost of Revenues above, an increase in cloud services, higher personnel costs and the impact from the one-time credit granted upon closing of the Popular Transaction.

Payment Services - Latin America

	Nine months ended September 30,
In thousands	2022	2021
Revenues	$93,308	$77,641
Adjusted EBITDA	$25,197	$30,985
Adjusted EBITDA Margin	27.0%	39.9%

Payment Services - Latin America segment revenues for the nine months ended September 30, 2022 increased by $15.7 million to $93.3 million driven mainly by organic growth including revenue generated by new client contracts signed in prior years, the contribution from the BBR acquisition and higher revenues recognized for services provided to the Payment Services - Puerto Rico & Caribbean and Business Solutions segments. Adjusted EBITDA decreased by $5.8 million when compared to the same period in the prior year primarily due to the same factors explained above for the quarter.

Merchant Acquiring

	Nine months ended September 30,
In thousands	2022	2021
Revenues	$111,079	$106,808
Adjusted EBITDA	$48,484	$55,293
Adjusted EBITDA Margin	43.6%	51.8%

Merchant Acquiring segment revenues for the nine months ended September 30, 2022 increased by $4.3 million to $111.1 million mainly as a result of an increase in sales volume driven by nine months of contribution from the FirstBank expanded relationship compared to 7 months in the prior year, as well as the benefit of pricing initiatives implemented throughout the year partially offset by the benefits to prior year from COVID related federal stimulus, the impact from Hurricane Fiona as well as changes in the mix of volume towards lower margin merchants. Adjusted EBITDA decreased by $6.8 million as the increase in revenues was entirely offset by an increase in operating expenses driven by the impact of the revenue sharing agreement with Popular that began on July 1, 2022 and higher transaction processing costs as a result of a lower average ticket.

Business Solutions

	Nine months ended September 30,
In thousands	2022	2021
Revenues	$176,620	$179,438
Adjusted EBITDA	$75,715	$86,287
Adjusted EBITDA Margin	42.9%	48.1%

Business Solutions segment revenues for the nine months ended September 30, 2022 decreased by $2.8 million to $176.6 million primarily due to the same factors explained above for the quarter. Partially offsetting these negative impacts was the benefit from higher transactions and account volumes, contribution from the printing contract that began generating revenue in June of 2021, and one-time software and hardware sales. Adjusted EBITDA decreased by $10.6 million to $75.7 million as a result of the decrease in revenue, the impact from the sale of higher margin assets included in the Popular Transaction and an increase in cost of sales in connection with hardware sales completed during the year and operating expenses, mainly printing supplies expense that has been impacted by the inflationary environment.

Liquidity and Capital Resources

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, debt service, dividend payments and share repurchases. We also have a $125.0 million Revolving Facility, of which $119.1 million was available for borrowing as of September 30, 2022. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of September 30, 2022, we had cash and cash equivalents of $225.0 million, of which $111.5 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Nine months ended September 30,
(In thousands)	2022	2021

Cash provided by operating activities	$159,009	$175,855
Cash used in investing activities	(106,002)	(60,305)
Cash used in financing activities	(99,508)	(74,077)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	4,260	215
(Decrease) increase in cash, cash equivalents and restricted cash	$(42,241)	$41,688

Net cash provided by operating activities for the nine months ended September 30, 2022 was $159.0 million compared to $175.9 million for the same period in the prior year. The $16.8 million decrease in cash provided by operating activities is primarily driven by the effects from the sale of a business to Popular and the one-time credit granted to them upon closing, partially offset by an increase in collections from accounts receivable and less cash used to pay down accounts payable and accrued liabilities as the Company continues to effectively manage working capital .

Net cash used in investing activities for the nine months ended September 30, 2022 was $106.0 million compared to $60.3 million for the same period in the prior year. The $45.7 million increase is driven by the BBR acquisition closed on July 1, 2022 for $44.4 million and a $7.3 million purchase of certificates of deposit, which were transferred upon closing of the BBR acquisition, partially offset by lower capital expenditures of $1.2 million, proceeds from the maturity of available-for-sale debt securities of $1.0 million, as well as a decrease in acquisitions of customer relationships given that the prior year acquisition amounted to $14.8 million while the acquisition in the current year amounted to $10.6 million.

Net cash used in financing activities for the nine months ended September 30, 2022 was $99.5 million compared to $74.1 million for the same period in the prior year. The $25.4 million increase was mainly attributed to an increase in cash used to repurchase shares of our common stock of $48.1 million, partially offset by a decrease of $18.6 million in cash used to pay down long-term debt as in the prior year, in connection with the mandatory repayment clause, the Company repaid $17.8 million, as a result of excess cash flow calculation performed, while no mandatory repayment was required in the current year, and a $3.1 million decrease in withholding taxes paid on share-based compensation.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. During the nine months ended September 30, 2022 and 2021, the Company invested approximately $44.6 million and $43.4 million, respectively. Additionally the Company acquired a business for $44.4 million, net of cash acquired, as well as $7.3 million in certificates of deposit in connection with this business acquisition in 2022. The Company acquired customer relationships amounting to $10.6 million and $14.8 million during the nine months ended September 30, 2022 and 2021, respectively. In 2021 acquired $3.0 million in available-for-sale debt securities. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 15, 2022, April 21, 2022 and July 28, 2022, respectively the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 25, 2022, June 3, 2022 and September 2, 2022, respectively, to stockholders of record as of the close of business on February 25, 2022, May 2, 2022 and August 8, 2022, respectively.

On October 20, 2022, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 2, 2022 to stockholders of record as of the close of business on November 1, 2022. The Board anticipates declaring this dividend in future quarters on a regular basis; however, future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

The unpaid principal balance at September 30, 2022 of the 2023 Term A Loan and the 2024 Term B Loan was $163.4 million and $294.2 million, respectively. The additional borrowing capacity under our Revolving Facility at September 30, 2022 was $119.1 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

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

Interest Rate Swaps

As of September 30, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month LIBOR	2.89%

The Company has accounted for this agreement as a cash flow hedge.

As of September 30, 2022 and December 31, 2021, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was an asset of $7.1 million and a liability of $13.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 7 of the unaudited condensed consolidated financial statements for disclosure of losses recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2022 and 2021, the Company reclassified losses of $0.4 and $3.5 million respectively, from accumulated other comprehensive loss into interest expense compared to $1.8 million and $5.3 million for the corresponding periods in 2021. Based on current LIBOR rates, the Company expects to reclassify gains of $3.4 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Covenant Compliance

As of September 30, 2022, our secured leverage ratio was 1.41 to 1.00, as determined in accordance with the 2018 Credit Agreement. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default under our 2018 Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
(In thousands, except per share information)	2022	2021	2022	2021	September 30, 2022
Net income	$137,739	$35,260	$210,161	$119,955	$251,349
Income tax expense	9,048	7,134	22,911	14,474	28,999
Interest expense, net	5,956	5,180	15,963	15,905	20,979
Depreciation and amortization	19,712	18,745	58,432	56,091	77,411
EBITDA	172,455	66,319	307,467	206,425	378,738
Equity income (loss) (1)	1,159	(411)	(273)	10	(678)
Compensation and benefits (2)	5,671	3,493	15,355	11,280	19,219
Transaction, refinancing and other fees (3)	(126,911)	369	(121,415)	1,205	(120,247)
Adjusted EBITDA	52,374	69,770	201,134	218,920	277,032
Operating depreciation and amortization (4)	(10,748)	(10,779)	(33,156)	(32,385)	(44,209)
Cash interest expense, net (5)	(5,645)	(4,926)	(15,132)	(14,946)	(19,990)
Income tax expense (6)	(8,908)	(9,125)	(27,910)	(24,416)	(35,178)
Non-controlling interest (7)	47	17	58	(55)	(48)
Adjusted net income	$27,120	$44,957	$124,994	$147,118	$177,607
Net income per common share (GAAP):
Diluted	$2.06	$0.48	$2.98	$1.65
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.40	$0.62	$1.77	$2.02
Shares used in computing adjusted earnings per common share:
Diluted	67,045,809	72,876,253	70,588,915	72,817,707

1)Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO"), net of dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the gain from the Popular transaction, a software impairment charge and a gain from sale of assets.
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

Effect of Inflation

General inflation in the geographies in which we operate has risen to levels that have not been experienced in recent years, however, inflation has historically had a minimal net effect on our operating results given that overall inflation has been offset by sales and cost reduction actions. Rising prices for input costs, including wages and benefits, occupancy and general administrative costs, could potentially have a negative impact on our results of operations and financial condition which may not be readily recoverable from our customers. In addition, inflation has driven a rising interest rate environment, which has had an adverse effect on our cost of funding, as well as led to enhanced volatility on foreign currency exchange rates. While we proactively try to mitigate these rising costs, we may not be able to fully offset these impacts and these could result in negative effect on our results of operations.

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

Interest Rate Risks

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and only the 2024 Term B Loan is subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor(s) on our debt balances outstanding as of September 30, 2022, under the secured credit facilities, would increase our annual interest expense by approximately $2.1 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of September 30, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of our outstanding variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major US based financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes

See Note 7 of the Unaudited Condensed Consolidated Financial Statements for additional information related to the secured credit facilities.

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the US dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the nine month periods ended September 30, 2022 and 202, the Company recognized foreign currency remeasurement losses of $6.9 million and gains of $0.7 million, respectively. For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets. As of September 30, 2022, the Company had $36.2 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $36.0 million as of December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the direction of the Chief Executive Officer and the Chief Financial Officer, has evaluated, as of the end of the period covered by this Report on Form 10-Q, disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Banco Popular, our largest customer, is controlled by Popular, and the elimination of Popular's ownership of our common stock could adversely affect us.

For the year ended December 31, 2021, approximately 42% of our revenue was attributable to Banco Popular, a wholly owned subsidiary of Popular. Prior to closing the Popular Transaction on July 1, 2022, Popular owned approximately 17.5% of our common stock and historically had substantial influence over our policies and management. In connection with the closing of the Popular Transaction, Popular delivered 4.6 million shares of Evertec common stock that were owned by Popular in exchange for certain assets of EVERTEC Group, and the Company also modified and extended its main commercial agreements with Banco Popular. Furthermore, effective as of July 1, 2022, the stockholders agreement dated April 17, 2012 with Popular, which had granted them certain benefits as a shareholder of the Company, was terminated. On August 15, 2022, through a secondary offering, Popular sold its remaining shares of Evertec common stock and as of this date no longer holds any shares of our common stock. Evertec is no longer deemed a subsidiary of Popular under the Bank Holding Company Act.

The elimination of Popular's holdings of our common stock and the modification to commercial arrangements with Banco Popular may negatively impact our business relationship with Banco Popular and could have a material adverse effect on our business, financial condition, results of operations and cash flows, and could materially adversely affect the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of shares of the Company’s common stock in the three month period ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
8/1/2022-8/31/2022	803,341	31.12
9/1/2022-9/30/2022	387,038	31.83	387,038
	1,190,379	31.35	387,038	102,467,677

(1) On February 24, 2022, the Company announced that its Board approved an increase to the current stock repurchase program, authorizing the purchase of up to an aggregate of $150 million shares of the Company’s common stock under the program which expires on December 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*	Amendment No.1 to Asset Purchase Agreement by and among EVERTEC, Inc., Evertec Group, LLC, Popular, Inc. and Banco Popular de Puerto Rico, dated as of July 1, 2022.
10.2
Second Amended and Restated Master Service Agreement, dated as of July 1, 2022, among Popular, Inc., Banco Popular de Puerto Rico and Evertec Group, LLC and its subsidiaries (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on July 1, 2022, File No. 001-35872).

10.3
Second Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of July 1, 2022, between Evertec Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on July 1, 2022, File No. 001-35872).

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

EVERTEC, Inc. (Registrant)

Date: November 4, 2022	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer

Date: November 4, 2022	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial and Accounting Officer)