Form 10-K
period 2022-12-31
EVERTEC, Inc.
filed 2023-02-24
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $1,296,403,363 based on the closing price of $36.88 as of the close of business on June 30, 2022.
As of February 21, 2023, there were 64,985,880 outstanding shares of common stock of EVERTEC, Inc.
Documents Incorporated by Reference:

Specifically identified portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

EVERTEC, Inc.
2022 Annual Report on Form 10-K

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including, without limitation, statements regarding our future results of operations and financial position; our business strategies; objectives of management for future operations; our expected growth; the sufficiency of our cash and cash equivalents; and our future capital expenditures and debt service obligations, are forward-looking statements.

Such statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “estimates,” “will,” “should,” “plans” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy, though not all forward-looking statements use these words or expressions.. Readers are cautioned that any such forward-looking statements are neither guarantees nor promises of future performance and may involve significant risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

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
•a decreased client base due to consolidations or failures in the financial services industry;
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
•the elimination of Popular's ownership of our common stock; and
•the other factors set forth under "Part 1, Item 1A. Risk Factors," in this Report.
.
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

INDUSTRY AND MARKET DATA
This Annual Report on Form 10-K includes industry data that we obtained from periodic industry publications, including the September 2022 Nilson Report and the 2022 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Annual Report on Form 10-K also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analysis and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Part I
Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC, Evertec Placetopay, SAS (formerly known as EGM Ingeniería sin Fronteras, S.A.S. (“PlacetoPay”)), BBR, SpA, BBR Perú, S.A.C. and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Company Overview

EVERTEC is a leading full-service transaction-processing business in Puerto Rico, the Caribbean and Latin America, providing a broad range of merchant acquiring, payment services and business process management services. According to the September 2022 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries out of 12 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in Latin America. We process over six billion transactions annually and manage a system of electronic payment networks in Puerto Rico and Latin America and offer a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico. Additionally, we offer technology outsourcing and payment transactions fraud monitoring to all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

For the year ended December 31, 2022, approximately 39% of our revenue was generated from our relationship with Popular, Inc. (Nasdaq: BPOP) (“Popular”). The revenue concentration with Popular makes our MSA with them our most significant client contract.

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

The digital payments space is experiencing rapid and disruptive technological innovation which was accelerated by the COVID-19 pandemic and the resulting shift in consumer preferences and merchant demands.

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

As a result of the pandemic, consumer preference for non-cash payment methods accelerated between 2020 and 2022 in the markets in which we operate. Innovation and the introduction of new payment methods, such as digital wallets and QR codes, has also boosted the use of non-cash methods of payment. Non-cash transaction volumes in Latin America have grown from 40.7 billion in 2016 to 65.9 billion in 2021 according to the 2022 World Payments report and are expected reach approximately 99 billion in 2026. In Latin America, particularly in Brazil, Peru and Colombia, the successful adoption of instant payments is considered one of the key drivers. Latin America is one of the fastest-growing mobile markets globally, with a growing base of tech-savvy customers that demonstrate a preference for credit cards, digital wallets, contactless payments, and other value-added offerings. On the business to business front, non-cash transactions in Latin America grew from 15.5 billion in 2020 to 17.3 billion in 2021 and are expected to grow from 2021 through 2026 at a compound annual growth of 12.8% to 31.6 billion. The region’s FinTech sector is driving change via new contactless payment technologies that are becoming popular alternatives to cash payments. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

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

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technology needs, language, and culture. We have built leadership positions across the transaction-processing value chain and the financial technology space in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new ones. As per the September 2022 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions. We own and operate the ATH network, which we believe is one of the leading PIN debit networks in Latin America. According to management’s estimates, ATH branded products are the most frequently used electronic method of payment in Puerto Rico. Our scale and customer base of top tier financial institutions and government entities ensures we are the leading card issuer and core bank processors in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of financial institution, merchant, fintech, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new channels and geographic markets. Our Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America and Merchant Acquiring segments, as well as certain business lines representing the majority of our business solutions segment, generate revenue that is mostly recurring in nature and accounted for the majority of the revenue recognized in 2022. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as processing loans, hosting accounts and information on our servers, and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five-year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment and our Payment Services - Latin America segment, such as IT consulting for a specific project or integration or one-time license sales. Additionally, we provide a number of critical payment services, core baking services and business solutions products and services to Popular as part of the A&R MSA through September 2028 and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we can gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our scalable, end-to-end technology platforms that allow us to provide a broad range of transaction-processing services and develop and deploy technology solutions to our customers at low incremental costs and increasing operating efficiencies. We have spent over $282 million over the last five years on technology investments, including POS terminals, enhancements to the functionality and capacity of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

Experienced Management Team with a Strong Track Record of Execution

We have grown our revenue organically by introducing new products and services and expanding our geographic footprint throughout Latin America. We have a proven track record of creating value from operational and technology improvements and capitalizing on cross-selling opportunities. EVERTEC’s management team brings many years of industry experience, with long-standing leadership at the operating business level and collectively benefits from an average of over 20 years of industry experience. We believe our leadership team is well positioned to continue to drive growth across business lines and regions.

Our Growth Strategy

We intend to grow our business by continuing to execute on the following business strategies:

Continue Cross-Sales to Existing Customers

We seek to grow revenue by continuing to sell additional products and services to our existing merchant, financial institution, corporate and government customers. We intend to broaden and deepen our customer relationships by leveraging our full suite of end-to-end technology solutions. We have been successful exporting our regional products to the markets in which we operate, tailoring to the specific needs and regulatory environments of each. We continue to believe that there is opportunity to cross-sell our payment gateway product; card issuing and acquiring platforms and services; network services; ATM and point-of-sale processing services, and payment and collection platforms, and our risk management products to existing financial institution customers. We will also seek to continue to cross-sell value-added services into our existing client base.

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

Expand in the Latin America Region

We believe there is an opportunity to expand our businesses in Latin America, both organically through new business wins and inorganically through mergers and acquisitions. We believe that we have a competitive advantage relative to our peers based on our first-hand knowledge of the Latin American and Caribbean markets and their technological needs, our physical presence in the region, language, and culture. We believe significant growth opportunities exist in several large markets such as Brazil, Colombia, México, and Chile, as well as in smaller markets in Central America where expanding our presence could have a significant impact on our growth. We also believe that there is an opportunity to provide our services to existing fintech and financial institution customers in other regions where they operate. We continually evaluate our strategic plans for geographic expansion, which can be achieved through joint ventures, partnerships, or alliances and the pursuit of business acquisitions.

Develop New Products and Services

At the core of EVERTEC’s value proposition is innovation. We must take advantage of the changing consumer and market dynamics and build innovative solutions for our clients. Our close relationship with customers and deep understanding of the markets where we operate, together with a proprietary intellectual property around our products and offerings, allow EVERTEC to continuously explore and develop new products and services that tend to our customer’s needs.

We plan to continue investing and growing our merchant, financial institution, fintech, corporate and government customer base by investing in core products, including (i) processing platforms, such as Paystudio, (ii) data and fraud management solutions, such as Risk Center, Scudo and 3DS, (iii) merchant capture channels, such as ATH Movil for person-to-person, and person-to-merchant digital transactions, pvot for Smart POS and Placetopay for card-not-present and omni-channel experiences. We also invest in value-added services such as API enablement, tokenization, loyalty, digital on-boarding, and predictive models. We intend to continue to focus on these and other new product opportunities to take advantage of our leadership position in the transaction-processing and financial services industry in the Latin American and Caribbean region.

Our Business

We offer our customers end-to-end products and solutions across the transaction-processing value chain from a single source across numerous channels and geographic markets, as further described below.

Merchant Acquiring

Our merchant acquiring business provides services to merchants that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. We offer a full suite of merchant acquiring services that include, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, processing of transactions digitally through our online payment gateway, the settlement of funds with the participating financial institution, detailed sales reports, and customer support. We also offer integrated and semi-integrated payment solutions to our merchants, which either connect to or convert their existing cash registers into points-of-sale that allow them to capture payment transactions using EVERTEC rails, consolidating payment transactions in a single device. In 2022, our merchant acquiring business processed over 500 million transactions.

Payment Services

We provide financial institutions and fintechs with processing, network and financial technology solutions and we believe we are the largest card processor and card network service provider in the Caribbean. Our main service offerings include authorization, switching, settlement, issuer credit and debit card processing, acquiring processing, and management and monitoring of ATMs and POS. At the point-of-sale, we sell transaction-processing technology solutions, similar to the services in our merchant acquiring business, to other merchant acquirers enabling them to service their own merchant customers. Additionally, through our payment gateway, we allow merchants to capture and process digital transactions. We also offer terminal driving solutions to merchants, merchant acquirers (including our merchant acquiring business) and financial institutions, which provide the technology to securely operate, manage and monitor POS terminals and ATMs. We also rent POS devices to financial institution customers who seek to deploy them across their own businesses. For our processing services, revenues are primarily driven by the number of transactions processed and the number of accounts on file / system (card accounts in the case of Issuers, merchant accounts in the case of Acquirers). These services provide our clients with the technology necessary to facilitate the processing and routing of payments across the transaction-processing value chain. We also provide value adding services for payment transactions such as fraud monitoring, management and control.

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

To connect the merchants to card issuers, we own and operate the ATH network, which we believe is one of the leading PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction-processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. We also own and operate ATH Movil and ATH Business which is an ATH network product that allows individuals to (i) transfer money instantly to individuals and merchants using only their phone number, and (ii) transfer money between an individual’s registered cards. ATH Business enables businesses through the download of the application to accept payments instantly for their services or products from individuals with ATH Movil in real time and to donate to non-profit organizations.

Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system in Puerto Rico.

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

Competition

Competitive factors impacting the success of our services include the quality of the technology-based application or service, application features and functions, ease of delivery and integration, ability of the provider to maintain, enhance and support the applications or services, and price. We believe that we compete well in each of these categories. In addition, we believe that scale and financial institution industry expertise, combined with our ability to offer multiple applications, services and integrated solutions to individual customers, enhances our competitiveness against companies with more limited offerings and helps us compete with large global competitors with similar assets to ours.

In merchant acquiring, we compete with several other service providers and financial institutions that are either in our markets or represented through Independent Sales Organizations (“ISO”), including Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Elavon, Inc., Paypal, Square, Zelle and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, reliability of service, brand awareness, strength of the relationship with financial institutions, system functionality, integration service capabilities and innovation. Our business is also impacted by the expansion of new payments methods and devices, card association business model expansion, and bank consolidation.

In payment services, we compete with several other third-party card processors, debit networks, and financial technology providers, including Tecnocom Telecomunicaciones y Energía, S.A., Galileo Financial Technologies, LLC, Marqeta, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., MasterCard, Visa, American Express, Discover, Global Payments, Inc., dLocal, Rappi, PayU and Paypal. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities.

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

Intellectual Property

We own numerous registrations for several trademarks in different jurisdictions and own or have licenses to use certain software and technology, which are critical to our business and future success. For example, we own the ATH and EVERTEC trademarks in several jurisdictions, which are associated by the public, financial institutions and merchants with high quality and reliable electronic commerce, payments, and debit network solutions and services. Such goodwill allows us to be competitive, retain our customers and expand our business. Further, we also use a combination of (i) proprietary software, and (ii) duly licensed third-party software to operate our business and deliver secure and reliable products and services to our customers. The licensed software is subject to terms and conditions that we consider within the industry standards. Most are perpetual licenses, and the rest are term licenses with renewable terms. In addition, we monitor these license agreements and maintain close contact with our suppliers to ensure their continuity of service.

We seek to protect our intellectual property rights by securing appropriate statutory intellectual property protection in the relevant jurisdictions. We also protect proprietary know-how and trade secrets through company confidentiality policies, licenses, programs, and contractual agreements.

People and Culture

At December 31, 2022, we had approximately 2,700 employees, 48% of which are Puerto Rico and US employees, while our remaining workforce is composed of foreign nationals working in our offices throughout Latin America, which include, Dominican Republic, Mexico, Guatemala, Costa Rica, Panama, Colombia, Chile, Peru, Uruguay and Brazil. In Brazil, we have thirty two unionized employees covered by the terms of industry-specific collective agreements. None of our other employees are otherwise represented by any labor organization. We believe we have strong and positive relationships with our employees. We have not experienced any work stoppages in connection with employee matters.

Diversity and Inclusion

Our culture is underpinned by our core values, including a commitment to diversity, equity and inclusion, an essential component of our formula for innovation. We value diversity of ideas, thoughts, and opinions, as well as of race, gender, age, cultural backgrounds, and physical abilities, among others. We embrace inclusion by integrating diversity into our human capital management, product development and customer service strategies and decisions. Our workforce is 37% female and 63% male, making us unique among technology companies both in the U.S. and in Latin America. Over 99% of our employees and over 90% of our managers are Hispanic.

In 2021, the Company implemented the Next Generation Talent Program which identifies emerging leaders in the organization and provides them with training and development focused on becoming the successors for senior management. The program composition is 66% male and 34% female.

The Company has been included in the Bloomberg Gender Equality Index (“GEI”) for five consecutive years. The GEI distinguishes companies committed to transparency in gender reporting and advancing women’s equality.

Employee Engagement

Evertec considers employee engagement a key component of its high-performance culture. Throughout the year, we engage with our employees in many ways, including through content on Evertec’s intranet, digital signage, virtual quarterly town-hall style (all-staff) meetings, and in many other ways.

An internal engagement survey is conducted at least once every two years. Our last comprehensive engagement survey was performed in 2022, with 90% of employees participating, the highest participation rate in the Company’s history. The survey empowers employees to provide feedback on a variety of experiences, the results help Evertec's management and leadership gain insight into the most important drivers related to the work environment of our employees. Areas with highest employee satisfaction were our business and organizational development, collaboration, and work environment.

Recruiting and Development Initiatives

Evertec pursues a diverse talent pool and is an Equal Opportunity Employer that aims to hire the best-qualified candidates for available positions. We promote based on merit. Our diversity recruitment initiatives are tracked through the completion of an Annual Affirmative Action Plan. In addition, we periodically conduct gender gap pay analysis for our employee population. The Company currently offers a hybrid (on site/remote) work environment to provide flexibility to our employees.

Evertec is focused on providing our employees the tools needed for their career development. Evertec University, in one platform, features all the learning opportunities available to our workforce, providing a curriculum composed of both online classroom and external trainings. Within Evertec University, we developed a leadership program that includes a 360-degree assessment, feed forward sessions, a leadership on-boarding program and a leadership academy. In 2021, the Company began providing access to the Linkedin learning platform which provides an extensive and diverse training catalog ranging from technical to soft-skill and leadership courses that allow our employees to develop in a self-paced and flexible environment. Aligned with our Wellness core value, we also provide health and safety educational sessions in conjunction with on-site clinics and external health professionals as part of our health and wellness education programs.

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

Government Regulation and Payment Network Rules

Federal Reserve Regulations

Popular is a bank holding company that has elected to be treated as a financial holding company under the provisions of the Gramm-Leach-Bliley Act of 1999. On August 15, 2022, through a secondary offering, Popular sold its remaining shares of Evertec, common stock and, as of the date of this Annual Report on Form 10-K, Popular no longer holds any shares of our common stock. As such, Evertec is no longer deemed a subsidiary of Popular under the Bank Holding Company. To the extent that we are deemed to be a “subsidiary” of Popular for purposes of the Bank Holding Company (“BHC”) Act, we will be subject to regulation and oversight by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and our activities will be subject to several related significant restrictions, the more significant of which are discussed below.

Examinations

As a technology service provider to financial institutions, we are also subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (the “FFIEC”), an interagency body of federal financial regulators that includes the Federal Reserve Board. The Federal Deposit Insurance Corporation and the office of the Commissioner of Financial Institutions of Puerto Rico also participate in such examinations by the FFIEC. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators. We are also subject to examinations from regulatory bodies in all other regions in which we operate.

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

We are subject to the supervision, enforcement, and rulemaking authority of the CFPB as we are a service provider to insured depository institutions with $10 billion or more in total consolidated assets and to larger participants in markets for consumer financial products and services. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs.

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

Privacy and Information Security Regulations

We and our financial institution clients are required to comply with various U.S. state, federal and foreign privacy laws and regulations, including those imposed under the Gramm-Leach-Bliley Act of 1999 which applies directly to a broad range of financial institutions and to companies that provide services to financial institutions. These laws and regulations place restrictions on the collection, processing, storage, use and disclosure of certain personal information, require disclosure to individuals of detailed privacy practices and provide them with certain rights to prevent the use and disclosure of protected information. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, states officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information. In addition, U.S. state and federal government agencies have been contemplating or developing new initiatives to safeguard privacy and enhance data and information security. Some foreign privacy laws may be stricter than those applicable under U.S. federal, state, or Puerto Rican law. As a provider of services to financial institutions, we are required to comply with applicable privacy and cybersecurity regulations and are bound by the same limitations on disclosure of the information received from our customers as applied to the financial institutions themselves. See “Item 1A. Risk Factors-Risks Related to Our Business-We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.”

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

Federal Trade Commission Act and Other Laws Impacting our Customers’ Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting Unfair or Deceptive Acts or Practices (“UDAP”). In addition, there are other laws, rules and/or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant’s payment processor, to investigations, fees, fines, and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states’ attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules, and regulations. To the extent we process payments for a merchant that may be in violation of these laws, rules, and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

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

Geographic Concentration

For the year ended December 31, 2022, 78% of revenues were generated from our business in Puerto Rico, while the remaining 22% was generated from Latin America and the Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala, Colombia, Chile, Uruguay, Brazil, Peru and Panamá. The Caribbean primarily represents the Dominican Republic and the Virgin Islands. See Note 24 to Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information related to geographic areas.

Seasonality

Our payment businesses generally experience increased activity during the traditional holiday shopping periods and around other nationally recognized holidays, which follow consumer spending patterns.

Available Information

EVERTEC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to such reports (if applicable) filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, through our website, http://www.evertecinc.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, we make available on our website under the heading of “Governance Documents” our: (i) Code of Ethics; (ii) Code of Ethics for Service Providers; (iii) Corporate Governance Guidelines; (iv) the charters of the Audit, Compensation and Nominating and Corporate Governance committees, and we intend to disclose any amendments to the Code of Ethics. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. The aforementioned reports and materials can also be obtained free of charge upon written request or telephoning to the following address or telephone number:

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

Item 1A. Risk Factors

Readers should carefully consider, in connection with other information disclosed in this Annual Report on Form 10-K, the risks and uncertainties described below. The following discussion sets forth risks that we believe are material to our stockholders and prospective stockholders. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment in our Company. Additional risks and uncertainties not presently known to us or not believed by us to be material may also affect our business results, financial condition, results of operations, cash flows, the trading price of our common stock, and our ability to accomplish our strategic objectives. Some statements contained in this Annual Report on Form 10-K, including statements in the following risk factors section, constitute forward-looking statements. Please also refer to the section titled “Forward- Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Business

Our services to Banco Popular, our largest customer, account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. Additionally, the elimination of Popular’s ownership of our common stock could result in disruptions to relationships with customers and other business partners and adversely affects us.

For the year ended December 31, 2022, approximately 39% of our revenue was attributable to Banco Popular, a wholly owned subsidiary of Popular. The Amended and Restated Master Service Agreement (the “A&R MSA”) by and among Popular, Banco Popular de Puerto Rico and EVERTEC Group, is our most significant client contract, and was amended and restated to include terms ending in 2028. If Popular were to terminate or fail to perform under the A&R MSA, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse impact on our financial condition and results of operations.

Prior to closing the Popular Transaction on July 1, 2022, Popular owned approximately 17.5% of our common stock and historically had substantial influence over our policies and management. In connection with the closing of the Popular Transaction, Popular delivered 4.6 million shares of Evertec common stock that were owned by Popular in exchange for certain assets of EVERTEC Group, and we also modified and extended certain commercial agreements with Banco Popular. Furthermore, effective as of July 1, 2022, the Stockholder Agreement, dated April 17, 2012, with Popular, which had granted them certain benefits as a shareholder of our Company, was terminated. On August 15, 2022, through a secondary offering, Popular sold its remaining shares of Evertec common stock and, as of the date of this Annual Report on Form 10-K, no longer holds any shares of our common stock. Evertec is no longer deemed a subsidiary of Popular under the Bank Holding Company Act.

There is no assurance that we will be able to realize the intended benefits of the Popular Transaction. Specifically, the Popular Transaction could cause disruptions in our remaining businesses or otherwise limit the ability to compete for or perform certain contracts or services. The elimination of Popular’s holdings of our common stock and the corresponding termination in Popular’s right to nominate directors to our Board of Directors may negatively impact our business relationship with Popular and increase the likelihood of a change of control of our Company. Similarly, the elimination and the modification to commercial arrangements with Popular could have a material adverse effect on our business, financial condition, results of operations and cash flows, and the trading price of our common stock.

If we are unable to maintain our merchant relationships and our alliance with Popular, our business may be materially adversely affected.

Growth in our merchant acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our relationship with Banco Popular. A substantial portion of our business is generated from our Amended and Restated Independent Sales Organization Sponsorship and Services Agreement (the “A&R ISO Agreement”) with Banco Popular, which was amended and restated on July 1, 2022, among other things, to extend its term to 2035.

Banco Popular acts as a merchant referral source and provides sponsorship into the ATH, Visa, Discover and MasterCard networks for merchants, as well as card association sponsorship, clearing and settlement services. We provide transaction-processing and related functions. Both we and Popular, as alliance partners, may provide management, sales, marketing, and other administrative services to merchants. We rely on the continuing growth of our merchant relationships, which in turn is dependent upon our alliance with Banco Popular and other distribution channels. There can be no guarantee that this growth will continue and the loss or deterioration of these relationships, whether due to the termination of the A&R ISO Agreement or otherwise, could negatively impact our business and result in a material reduction of our revenue and income.

If we are unable to renew or negotiate extensions for our A&R MSA with Popular, our A&R ISO Agreement with Banco Popular and our A&R ATH Network Participation Agreement with Banco Popular (together with its ATH Support Schedule, the “A&R BPPR ATH Agreement”), or if we are required to provide significant concessions to Popular or Banco Popular to secure extensions or otherwise, our ability to renegotiate our debt, results of operations, financial condition and trading price of our common stock may be materially adversely affected.

We regularly discuss with Popular the terms of the A&R MSA and the services we provide Popular thereunder. Recent modifications under the existing A&R MSA include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% fee discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. We cannot be certain that we will be able to negotiate an extension to the MSA upon its expiration on its terms. Even if we can negotiate an extension of the A&R MSA, any new master services agreement may be materially different from the existing A&R MSA. Further, Popular may require significant concessions from us with respect to pricing, services, and other key terms, both in respect of the current term and any future extension of the A&R MSA. Any such events may materially and negatively impact our financial condition, results of operations and trading price of our common stock, as well as potentially limit our ability to renegotiate our debt.

Our A&R ISO Agreement with Banco Popular, which sets our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. Banco Popular sponsors us as an independent sales organization with respect to certain credit card associations and is required to exclusively refer to us any merchant that inquires about the service, requests or otherwise evidences interest in merchant and other services. If the A&R ISO Agreement is not renewed, we will have to seek other card association sponsors, we will not benefit from Banco Popular referral of merchants and we may experience the loss of some merchants if Banco Popular itself enters the merchant acquiring business or agrees to sponsor another independent sales organization.  Any of these events may negatively impact our financial condition and results of operations.

The A&R MSA, A&R ISO Agreement, A&R BPPR ATH Agreement, amended and restated in July 1, 2022, have terms ending in 2028, 2035, and 2030, respectively. Under such agreements, among other things, we provide Banco Popular certain ATM and POS services in connection with our ATH network; we grant a license to use the ATH logo, word mark and associated trademarks; and Banco Popular agrees to support, promote, and market the ATH network and brand and to issue debit cards bearing the symbol of the ATH network. If one or both of the BPPR ATH Agreements are not extended, our ATH brand and network could be negatively impacted, and our financial condition and results of operations materially adversely affected.

Our inability to renew or continue to maintain client contracts on favorable terms or at all may materially adversely affect our results of operations and financial condition.

Our contracts with private clients generally run for a period of one to five years. Our government contracts typically run for one year and do not include automatic renewal periods due to government procurement rules and related fiscal funding requirements. Our standard merchant contract has an initial term of up to three years, with automatic one-year renewal periods. At the end of the relevant contract term, clients can renew or renegotiate their contracts with us, but may also decide to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and/or contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

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

We rely on our information technology (“IT”) systems, employees and certain suppliers and counterparties, and certain failures or disruptions in those systems or chains could materially adversely affect our operations.

Many of our services are based on sophisticated software, technology, and computing systems, and we may encounter delays when developing new technology solutions and services. We have experienced in the past and expect to continue to experience in the future actual and attempted cyber-attacks of our IT networks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. The technology solutions underlying our services have occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. We may experience difficulties in installing or integrating our technologies on platforms used by our customers.

Our businesses are dependent on our ability to reliably process, record and monitor a large number of transactions. We settle funds on behalf of financial institutions, other businesses and consumers and process funds transactions from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments, electronic benefits transfer (“EBT”) transactions and check clearing that supports consumers, financial institutions, and other businesses. These payment activities rely upon technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and, in some cases, the detection or prevention of fraudulent payments. If any of our financial, accounting, or other data processing systems or applications fail or experience other significant shortcomings, our ability to serve our clients and accordingly our results of operations could be materially adversely affected. Such failures or shortcomings could be the result of events that are beyond our control, which may include, for example, computer viruses, fires, electrical or telecommunications outages, natural disasters, disease pandemics, terrorist acts or other unanticipated damage to property or physical assets. Any such shortcoming could also damage our reputation, require us to expend significant resources to correct the defect, and may result in liability to third parties, especially since some of our contractual agreements with financial institutions require the crediting of certain fees if our systems do not meet certain specified service levels.

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

Our ability to recruit, retain and develop qualified personnel is critical to our success and growth.

All our businesses require a wide range of expertise and intellectual capital to adapt to the rapidly changing technological, social, economic and regulatory environments. In order to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources capable of maintaining continuity in our business. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop qualified personnel could adversely affect our business, financial condition or results of operations.

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

Unauthorized access to our computer systems or databases could result in the theft or publication of confidential information, the deletion or modification of records or could otherwise cause interruptions in the successful operations of our businesses. These risks increase when we transmit information over the Internet as our visibility in the global payments industry attracts hackers to conduct attacks on our systems. Our security measures may also be breached due to the mishandling or misuse of information; for example, if such information were erroneously provided to parties who are not permitted to have the information, either by employees acting contrary to our policies or as a result of a fault in our systems.

Actual or perceived vulnerabilities or data breaches may lead to claims against us, which may require us to spend significant additional resources to remediate by addressing problems caused by breaches and further protect against security or privacy breaches. Additionally, while we maintain insurance policies specifically for cyber-attacks, our current insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. A significant security breach, such as loss of credit card numbers and related information, could have a material adverse effect on our reputation, expose us to significant liability and result in a loss of customers. Some of our systems have experienced in the past and may experience in the future security breaches and, although they did not have a material adverse effect on our results of operations or reputation, there can be no assurance of a similar result in the future. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations, financial condition, and reputation. Any breaches of network or data security at our customers, partners or vendors could have similar negative effects.

Failure to comply with federal and state laws and regulations relating to data privacy and security, or the expansion of current, or the enactment of new, laws or regulations relating to data privacy and security, could adversely affect our business, financial condition and operating results.

While we are not a direct-to-consumer business, we do collect, process, store, use and share some personal data of our employees and business partners, which is governed by a variety of federal and state laws and regulations. Laws and regulations relating to data privacy and security are complex and rapidly evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations, standards, and contractual obligations relating to data privacy and security in the jurisdictions in which we operate. Despite our efforts, our practices may not comply, now or in the future, with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any current or future federal or state data privacy or security-related laws, regulations, regulatory guidance, orders, or other legal obligations relating to privacy or security could adversely affect our reputation, brand and business, and may result in claims, proceedings, or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets. Any such claim, proceeding or action could hurt our reputation, brand and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and manufacturers, and may result in the imposition of monetary penalties and otherwise adversely affect our financial condition and operating results. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or security or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

Fraud by merchants or others could adversely affect our business, financial condition or results of operations.

Under certain circumstances, we may be liable for certain fraudulent transactions and/or credits initiated by merchants or others. For instance, if we were to process payments for a merchant that engaged in unfair or deceptive trade practices, we may be subject to certain fines or penalties. Examples of merchant fraud include merchants or other parties knowingly using a stolen or counterfeit credit, debit or prepaid card, card number, or other credentials to record a false sales or credit transaction, processing an invalid card or intentionally failing to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. A single significant incident of fraud, or increases in the overall level of fraud, involving our services, could result in reputational damage to us, which could reduce the use and acceptance of our solutions and services or lead to greater regulation that would increase our compliance costs. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities, and our insurance coverage may be insufficient or inadequate to compensate us. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could adversely affect our business, financial condition or results of operations.

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

Our ability to adopt technology to changing industry and customer needs or trends may affect our competitiveness or demand for our products, which may adversely affect our results of operations.
Changes in technology may limit the competitiveness of and demand for our services. Our businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Our business strategy may not effectively respond to these changes, and we may fail to recognize and position ourselves to capitalize upon market opportunities. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our relative markets. Our inability to respond to new competitors and technological advancements could impact all of our businesses. For example, the ability to adopt technological advancements surrounding POS technology available to merchants could have a material and adverse impact on our merchant acquiring business.

Consolidations in the banking and financial services industry could adversely affect our revenues by eliminating existing or potential clients and making us more dependent on a more limited number of clients.

In recent years, there have been a number of mergers and consolidations in the banking and financial services industry. Mergers and consolidations of financial institutions reduce our number of clients and potential clients, which could adversely affect our revenues. Further, if our clients fail or merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger banks or financial institutions resulting from mergers or consolidations would have greater leverage to negotiate terms less favorable to us or could decide to perform in-house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

There may be a decline in the use of cards as a payment mechanism for consumers or adverse developments with respect to the card industry in general.

If the number of electronic and digital payment transactions of the type we process does not continue to grow, if there are other, more attractive emerging means of payments or if businesses or consumers discontinue adopting our services, it could have a material adverse effect on the profitability of our business, financial position, and results of operations. We believe future growth in the use of credit, debit and other electronic and digital payments will be driven by the cost, ease-to-use, and quality of products and services offered to customers and businesses. In order to consistently increase and maintain our profitability, businesses and consumers must continue to use electronic and digital payment methods that we process, including credit and debit cards. If consumers and businesses discontinue the use of credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, it could have a material adverse effect on our business, results of operations and financial condition.

Changes in credit card association or other network rules or standards could adversely affect our business.

In order to provide our transaction-processing services, several of our subsidiaries are registered with or certified by Visa, Discover and MasterCard and other networks as members or as service providers for member institutions. As such, we and many of our customers are subject to card association and network rules that could subject us or our customers to a variety of fines or penalties that may be levied by the card associations or networks for certain acts or omissions by us, acquirer customers, processing customers and merchants. Visa, Discover, MasterCard and other networks, some of which are our competitors, set the standards with which we must comply. The termination of Banco Popular’s or our subsidiaries’ member registration or our subsidiaries’ status as a certified service provider, or any changes in card association or other network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction-processing services to or through our customers, could have an adverse effect on our business, results of operations and financial condition.

Changes in interchange fees charged by credit card associations and debit networks could increase our costs or otherwise materially adversely affect our business.

From time to time, card associations and debit networks change interchange, processing, and other fees, which could impact our merchant acquiring and payment services businesses. Competitive pressures could result in our merchant acquiring and payment services businesses absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin, and adversely affect our business, results of operations and financial condition.

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

Enforcement of, failure, or perceived failure to comply with laws, rules, regulations, policies, or licensing requirements could result in criminal or civil lawsuits, penalties, fines, regulatory investigations, forfeiture of significant assets, an outright or partial restriction on our operations, enforcement in one or more jurisdictions, additional compliance and licensure requirements, reputational damage and force us to change the way we or our users do business. Any changes in our or our users’ business methods could increase cost or reduce revenue.

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

Privacy and Data Protection

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

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also make public statements about our use and disclosure of personal information through our privacy policy, information provided on our website and other public statements. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair or misrepresentative of our actual practices. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our customers and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our customers, riders and users to reduce their use of our products and services.

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

We and our customers are also generally subject to U.S. federal, Puerto Rico and other countries’ laws, rules and regulations that affect the electronic payments industry, including with respect to activities in the countries where we operate and due to our relationship with customers that are subject to banking and financial regulation, including Popular.

Regulation of the electronic payment card industry has increased significantly in recent years. There is also continued scrutiny by the U.S. Congress of the manner in which payment card networks and card issuers set various fees. Banking regulators have been strengthening their examination guidelines with respect to relationships between banks and their third-party service providers, such as us. Any such heightened supervision of our relationship with our banking and financial services customers, including Popular, could have an effect on our contractual relationship with our customers as well as on the standards applied in the evaluation of our services. See “Item 1. Business-Government Regulation and Payment Network Rules-Regulatory Reform and Other Legislative Initiatives.”

Export

We are also subject to the Export Administration Regulations (“EAR”), which regulates the export, re-export and re-transfer abroad of covered items made or originating in the United States as well as the transfer of covered U.S.-origin technology abroad. There can be no assurance that we have not violated the EAR in past transactions or that our new policies and procedures will prevent us from violating the EAR in every transaction in which we engage. Any such violations of the EAR could result in fines, penalties or other sanctions being imposed on us, which could negatively affect our business, results of operations and financial condition.

Some financial institutions refuse, even in the absence of a regulatory requirement, to provide services to companies operating in certain countries or engaging in certain practices because of concerns that the compliance efforts perceived to be necessary may outweigh the usefulness of the service relationship. Our operations outside the United States make it more likely that financial institutions may refuse to conduct business with us for this type of reason. Any such refusal could negatively affect our business, results of operations and financial condition.

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

ESG Regulatory Developments

The recent emphasis on environmental, social and other sustainability matters has resulted and may continue to result in the adoption of new laws and regulations, including new reporting requirements. Compliance with environmental, social and other sustainability laws, regulations, expectations or reporting requirements may result in increased compliance costs, as well as additional scrutiny. It is possible that other types of environmental and social regulations, for example regulations regarding the use of energy or water or regulations regarding human capital management matters, may also result in increased costs. Moreover, if we fail to comply with new laws, regulations, expectations or reporting requirements, or if we are perceived as failing, our reputation and business could be adversely impacted. Any reputational damage associated with environmental, social and governance (ESG) factors may also adversely impact our ability to recruit and retain employees and customers.

Puerto Rico’s fiscal crisis could have a material adverse effect on our business and the trading price of our common stock.

For the years ended December 31, 2022 and 2021, approximately 78% and 80%, respectively, of our total revenues were generated from our operations in Puerto Rico. Some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly impacted by adverse economic or political developments in Puerto Rico, including adverse effects on the trading price of our common stock, our customer base, general consumer spending and the timeliness of the Government’s payments, thus increasing our Government accounts receivable, and potentially impairing the collectability of those accounts receivable. As of December 31, 2022, we had net receivables of $9.4 million from the Government and certain public corporations.

A protracted government shutdown could negatively affect our financial condition.

During any protracted federal government shutdown, the federal government may reduce or cut funding for certain welfare and disaster relief programs. Beneficiaries of certain federal programs, such as the Supplemental Nutrition Assistance Program (SNAP), obtain their benefits through electronic benefits transfer (EBT) accounts. A temporary or permanent reduction in federal welfare and relief programs could lead to a decrease in electronic benefit card volume. The effect of a protracted government shutdown may materially and adversely affect our revenues, profitability, and cash flows.

Puerto Rico’s economy, including the ongoing financial crisis and the effects of potential natural disasters, including weather events connected to climate change, could have a prolonged negative impact on the countries in which we operate and, as a result, could have a material adverse effect on our business and results of operations.

Puerto Rico’s location in the Caribbean exposes the island to increased risk of hurricanes and other severe tropical weather conditions and natural disasters. Hurricanes and other natural disasters including earthquakes, and their potential aftermaths, such as widespread power outages in Puerto Rico, damage to infrastructure and communications networks, and the temporary cessation and slow pace of reestablishment of regular day-to-day commerce, may severely impact the economies of Puerto Rico and the Caribbean more generally. These events have accelerated and could continue to accelerate the ongoing emigration trend of Puerto Rico residents to the United States. Prolonged delays in the repairs to the island’s infrastructures, decline in business volumes, insufficient federal recovery and rebuilding assistance and any other economic declines due to hurricanes and their aftermaths may impact the demand for our services and could have a material adverse effect on our business and results of operations.

There are increasing and rapidly evolving concerns over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters. Such events and disasters, including any such events or disasters in Puerto Rico, the Caribbean or elsewhere, could disrupt our operations or the operations of customers or third parties on which we rely and could result in market volatility. We could also experience increased expenses resulting from strategic planning, litigation and changes to our technology, operations, products and services, as well as reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced stakeholder confidence, due to our response to climate change or real or perceived vulnerability to climate change-related risks.

As a result of Puerto Rico’s high cost of electricity and governmental financial crisis, businesses may be reluctant to establish or expand their operations in Puerto Rico and the Caribbean, or might consider closing operations currently in such locations. If companies in the financial services and related industries decide not to commence new operations or not to expand their existing operations in Puerto Rico, or consider closing operations in Puerto Rico, the demand for our services could be negatively affected.

Our operations, business, customers and partners could be adversely affected by climate change.

Our operations, business, customers and partners could be adversely affected by climate change. There are increasing and rapidly evolving concerns over the risks of climate change and related environmental sustainability matters. The physical risks of climate change including rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters. Such events and disasters could disrupt our operations or the operations of customers or third parties on which we rely and could result in market volatility. Additionally, we may face risks related to the transition to a low-carbon economy. We could experience increased expenses resulting from strategic planning, litigation and changes to our technology, operations, products and services, access to energy and water, as well as reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced stakeholder confidence, due to our response to climate change or real or perceived vulnerability to climate change-related risks. Changes in consumer preferences, travel patterns and legal requirements could increase expenses or otherwise adversely impact our business, customers and partners.

The ongoing COVID-19 pandemic has had, and may continue to have, a negative impact on the global economy, which in turn could have a material adverse impact on our business, results of operations and financial condition.

The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory and lasting impact. The effects of the COVID-19 pandemic on our business and financial condition could include, but are not limited to, the following: (i) payment processing risks associated with disruptions to merchant activity and business failures including chargeback risk; (ii) adverse effects on revenue streams for certain lines of business in the Business Solutions segment (including core banking, network services, IT consulting, cash and item processing); (iii) reduced transactional revenue in our Payment Services - Latin America segment; (iv) additional regulatory requirements; (v) changes to normal operations; (vi) impairments in our ability to timely deliver key projects; (vii) continuing negative effects of general macroeconomic conditions on consumer confidence; (viii) significant reductions or volatility in demand for one or more of our products; and (ix) reduced demand from consumers, stemming from the concern of the risk of contracting COVID-19, resulting in loss of profits.

These factors may prevail for a significant period of time and may materially and adversely affect our business, results of operations and financial condition. The impact of these disruptions could have accounting consequences, such as impairments of tangible and intangible long-lived assets, and could affect our ability to operate effective internal control over financial reporting and execute expansion plans or invest in product development. In addition, new pandemics may emerge in the future that could have similar negative effects on macroeconomic conditions generally and our business, results of operations and financial condition.

We are exposed to risks associated with our presence in international markets, including global political, social and economic instability.

Our financial performance and results of operations may be adversely affected by general economic, political, and social conditions and uncertainty in the emerging markets in which we operate. Many countries in Latin America have suffered significant political, social and economic crises in the past, including most recently as a result of the COVID-19 pandemic and the related restrictions imposed to mitigate its impact, as well as the resulting macroeconomic slowdown, and these events may occur again in the future. Instability in Latin America has been caused by many different factors, including (i) exposure to foreign exchange variation, (ii) significant governmental influence over local economies; (iii) substantial fluctuations in economic growth; (iv) instability in the banking sector and high inflation levels or domestic interest rates; (v) wage, price or exchange controls, or restrictions on expatriation of earnings; (vi) changes in governmental economic or tax policies or unexpected changes in regulation which may restrict the movement of funds or results in the deprivation of contract or property rights; (vii) imposition of trade barriers; (viii) terrorist attacks and other acts of violence or war; (ix) high unemployment; and (x) overall political, social, and economic disruptions. Any of these events in the markets in which we operate could result in a material adverse impact on our customers and our business.

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

The enactment of legislation implementing changes in tax legislation or policies in different geographic jurisdictions including the United States could materially impact our business, financial condition and results of operations.

We conduct business and file income tax returns in several jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations, which the U.S. Treasury indicated may also apply to certain stock redemptions by a foreign corporation funded by certain United States affiliates); tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-Operation and Development’s (“OECD”) Base Erosion and Profit Shifting, or BEPS, project and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends, royalties and interest paid.

We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our Consolidated Statement of Financial Position, and otherwise affect our future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders and increase the complexity, burden and cost of tax compliance.

We are exposed to inflation, which could negatively affect our business, financial condition and results of operations.

The markets in which we operate have recently experienced historically high levels of inflation. As inflation rates continue to increase or persist for a prolonged period of time, it may continue to affect our expenses, including, but not limited to, employee compensation expenses and benefits as well as increased general administrative costs. In the event inflation continues to increase, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset cost increases with price increases may result in reduced sales, increase customer dissatisfaction or otherwise harm our reputation. Moreover, to the extent inflation has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute shareholder value, and adversely affect our business, financial condition and results of operations.

We may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if we are unable to retain the key personnel of the acquired company, their software is not easily adapted to work with our existing platforms, or we have difficulty retaining customer, vendors and other relationships of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing businesses. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in substantial impairment charges.

In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into agreements with any particular strategic partner. We expect that certain of our competitors, many of which have greater resources than we do, will compete with us in acquiring complementary businesses or products. This competition could increase prices for potential acquisitions that we believe are attractive. Also, acquisitions are often subject to various regulatory approvals. If we fail to receive the appropriate regulatory approvals, we may not be able to consummate an acquisition that we believe is in our best interests and may incur significant costs. These transactions could also result in transaction fees, dilutive issuances of our equity securities, incurrence of debt or contingent liabilities, and fluctuations in quarterly results and expenses. Further, if the resulting business from such a transaction fails to meet our expectations, our business, financial condition and results of operations may be adversely affected, or we may be exposed to unknown risks or liabilities.

We may acquire businesses located primarily or entirely outside the United States which could increase our current exposure to international operations located in the Caribbean and Latin America including currency exchange fluctuations, regulatory and organizational complexity, and varying economic, climatic and geopolitical circumstances.

Risks Related to Our Securities, Corporate Structure and Governance

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 64,847,233 are outstanding as of December 31, 2022. All of these shares, other than the 11,654,803 shares held by our officers and directors, are freely transferable without restriction or further registration under the Securities Act. We cannot predict the size of future issuances of our common stock or the effect, if any that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including any shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.

Provisions of our amended and restated certificate of incorporation, and amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board. These provisions include:

•prohibiting cumulative voting in the election of directors;

•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders (as further described below);

•prohibiting stockholders from acting by written consent unless the action is taken by unanimous written consent; and

•establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.

Our issuance of shares of preferred stock could delay or prevent a change in control of us. Our Board has authority to issue shares of preferred stock. Our Board may issue preferred stock in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The existence of the foregoing provisions, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

The market price of our common stock may be volatile.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which may be beyond our control. These factors include the perceived prospects for or actual operating results of our business; changes in estimates of our operating results by analysts, investors or our management; our actual operating results relative to such estimates or expectations; actions or announcements by us, our agents, or our competitors; litigation and judicial decisions; legislative or regulatory actions; and changes in general economic or market conditions. In addition, the stock market in general has from time to time experienced extreme price and volume fluctuations. These market fluctuations could reduce the market price of our common stock for reasons unrelated to our operating performance.

From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.

We are involved in various litigation matters from time to time. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could adversely affect our business, financial condition or results of operations.

We continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs. Furthermore, if we are unable to satisfy our obligations as a public company or the specific timing of such costs, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Risks Related to Our Indebtedness

Our leverage could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our substantial indebtedness, and we and our subsidiaries may be able to incur significant additional indebtedness, which could further increase such risks.

We are leveraged. As of December 31, 2022, the total principal amount of our indebtedness was approximately $435.0 million. Our degree of leverage could have a significant impact on us, including (i) increasing our vulnerability to adverse economic, industry or competitive developments; (ii) requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities; (iii) exposing us to the risk of increased interest rates because our borrowings are predominantly at variable rates of interest; (iv) making it difficult for us to satisfy our indebtedness obligations generally, including complying with restrictive covenants and borrowing conditions, our noncompliance with which could result in an event of default under the agreements setting forth the terms of such indebtedness; (v) restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; (vi) limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and (vii) limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage to competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. In addition to the $174.0 million which was available for borrowing under our revolving credit facility as of December 31, 2022, the terms of the secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

Further, borrowings under our secured credit facilities are at variable rates of interest and are exposed to market risk due to the floating interest rates. Our results of operations, cash flows and financial position could be affected adversely by significant fluctuations in interest rates from current levels.

If we are unable to comply with covenants in our debt instruments that limit our flexibility in operating our business or obligate us to take action such as deliver financial reports, we may default under our debt instruments and our indebtedness may become due.

The agreement setting forth the terms of the secured credit facilities contains, and any future indebtedness we incur may contain, various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and our subsidiaries’ ability to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or other distributions on, or repurchase or make distributions in respect of (or agree not to pay dividends or other distributions on , or repurchase or make distributions in respect of) our capital stock; (iii) make investments; (iv) sell assets; (v) grant (or agree not to grant) liens on our assets; (vi) consummate a consolidation, merger or similar transaction; (vii) enter into transactions with our affiliates; (viii) make payments in respect of certain indebtedness or modify the documents governing such indebtedness; and/or; (ix) modify our organizational documents.

We are also required under the secured credit facilities to maintain compliance with a maximum total net leverage ratio at the end of each fiscal quarter.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A breach of any of these covenants could result in a default under our secured credit facilities and other material agreements, including as a result of cross default provisions. Upon the occurrence of an event of default under the secured credit facilities, the lenders can cease making revolving loans to us and could elect to declare all amounts outstanding under the secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Such actions by those lenders could also cause cross defaults under our other indebtedness.

If any such debt is accelerated and we are unable to repay the amounts outstanding thereunder, the lenders under any such secured credit facilities could proceed against the collateral securing such indebtedness. We have pledged a significant portion of our assets as collateral under the secured credit facilities. If the lenders under the secured credit facilities accelerate the repayment of borrowings, the proceeds from the sale or foreclosure upon such assets will first be used to repay debt under our secured credit facilities and we may not have sufficient assets to repay our unsecured indebtedness thereafter. As a result, our common stock could be negatively impacted.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Our principal operations are conducted in Puerto Rico. Our principal executive offices are leased and located at Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico 00926.
We own one property in Costa Rica, in the province of San Jose, which is used by our Costa Rican subsidiary for its payment services business. We also lease space in 13 other locations across Latin America and the Caribbean, including various data centers and office facilities to meet our sales and operating needs. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on the NYSE under the symbol “EVTC”.

Holders of Record

As of February 17, 2023, there were 483 registered holders of our common stock. Given that many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

The following table summarizes repurchases of shares of the Company's common stock in the three month period ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
10/1/2022-10/31/2022	412,252	32.62	412,252
11/1/2022-11/30/2022	156,147	34.01	156,147
12/1/2022-12/31/2022	172,638	30.74	172,638
	741,037	32.94	741,037	78,198,083

(1) On February 24, 2022, the Company announced that its Board approved an increase to the current stock repurchase program, authorizing the purchase of up to an aggregate of $150 million shares of the Company’s common stock under the program which expires on December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

On May 20, 2022 (the “Effective Date”), the Company’s stockholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) which replaced the Company’s 2013 Equity Incentive Plan. The 2022 Plan allows the Company to grant 5,250,000 shares of common stock. In addition, 757,357 shares remaining available for grant under the 2013 Plan as of the Effective Date were rolled over to the 2022 Plan and are available to be granted as of the Effective Date. Under the terms of the 2022 Plan, any shares of common stock of the Company covered by outstanding awards under the 2013 Plan as of the Effective Date will again become available for grant, to the extent the shares underlying such awards are not issued because they are forfeited or settled or terminated without distribution of shares of common stock of the Company.

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	1,363,780	$0.00	4,596,629
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Stock Performance Graph

The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act of 1933 or the Exchange Act.

The following graph shows a comparison of the cumulative total return for our common stock, the Russell 2000 Index and the S&P Composite 1500 / Information Technology Index for the five years ended December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in our common stock and each index and that all dividends were reinvested.

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
02/09/18
04/09/18
06/09/18
08/09/18
10/09/18
12/09/18
02/09/19
04/09/19
06/09/19
08/09/19
10/09/19
12/09/19
02/09/20
04/09/20
06/09/20
08/09/20
10/09/20
12/09/20
02/09/21
04/09/21
06/09/21
08/09/21
10/09/21
12/09/21
02/09/22
04/09/22
06/09/22
08/09/22
10/09/22
12/09/22
02/09/23
(INDEX) EVERTEC, Inc. - Total Return
(INDEX) Russell 2000 - Total Return
(INDEX) S&P Composite 1500 / Information Technology - SEC - Total Return

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) focuses on discussion of our 2022 results as compared to our 2021 results. For discussion of our 2021 results as compared to our 2020 results, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” within our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022. See Note 1 of the Notes to Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is a leading full-service transaction-processing business in Puerto Rico, the Caribbean and Latin America, providing a broad range of merchant acquiring, payment services and business process management services. According to the September 2022 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries in the region out of 12 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in Latin America. We process over six billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico. Additionally, we offer technology outsourcing and payment transactions fraud monitoring to all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

We sell and distribute our services primarily through a proprietary direct sales force with established customer relationships. We continue to pursue joint ventures and merchant acquiring alliances. We benefit from an attractive business model, the hallmarks of which are recurring revenue, scalability, significant operating margins and moderate capital expenditure requirements. Our revenue is predominantly recurring in nature because of the mission-critical and embedded nature of the services we provide. In addition, we generally enter into multi-year contracts with our customers. We believe our business model should enable us to continue to grow our business organically in the primary markets we serve without significant incremental capital expenditures.

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. Under the terms of the MSA, Popular agreed to use EVERTEC services on an ongoing exclusive basis for the duration of the agreement. On July 1, 2022, we modified and extended the main commercial agreements with Popular, which had initial terms ending in 2025, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (as amended, the “A&R ISO Agreement”), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (the “A&R MSA Agreement”). The A&R ISO Agreement, which sets our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the existing CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the “Popular Transaction”). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock and as of this date no longer holds any shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and at December 31, 2022 approximately 39% of our revenues were generated from this relationship.
2022 Developments

The Company’s Board of Directors approved regular quarterly dividends of $0.05 per common share in February, April, July and October of 2022. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

On July 1, 2022, EVERTEC completed the Popular Transaction as described above.

Additionally, on July 1, 2022, EVERTEC Group completed the purchase of 100% of the share capital of BBR SpA, a Santiago, Chile based payment and technology solutions company with an office in Perú ("BBR"). The aggregate purchase price for the shares is CLP 48,600 million, approximately USD$53 million.

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

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate. Rising interest rates, inflationary pressures and economic uncertainty in the markets in which we operate may affect consumer confidence which could result in a decrease in consumer spending and an impact to our financial results.

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

We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. A summary of significant accounting policies is included in Note 1 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K. We believe that the following accounting estimates is the most critical; require the most difficult, subjective, or complex judgments; and thus, results in estimates that are inherently uncertain.

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provide guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements. Application of this policy requires us to make certain judgements and estimates.

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

Valuation of Goodwill

The valuation of goodwill for impairment require the use of significant estimates and assumptions. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. The estimated fair value of the reporting units is computed using a combination of an income approach and a market approach. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include, among others, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, and the selection of discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. The market approach estimates the value of a reporting unit by using multiples of revenue and EBITDA based on the guidelines of publicly traded companies. Valuation using the market approach requires management to make assumptions related to EBITDA multiples. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability and growth.

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

Results of Operations

	Years ended December 31,
(In thousands)	2022	2021	Variance

Revenues	$618,409	$589,796	$28,613	5%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	292,621	250,164	42,457	17%
Selling, general and administrative expenses	89,770	68,048	21,722	32%
Depreciation and amortization	78,618	75,070	3,548	5%
Total operating costs and expenses	461,009	393,282	67,727	17%
Income from operations	$157,400	$196,514	$(39,114)	(20)%

Revenues
Total revenues for the year ended December 31, 2022 were $618.4 million, an increase of $28.6 million compared to $589.8 million in the prior year. Revenue in Puerto Rico increased in both the Merchant Acquiring and Payment Services segments, benefiting from increased transaction volumes as well as pricing initiatives implemented during the year. Merchant Acquiring revenue also benefited from two additional months in 2022 from the expanded FirstBank relationship. Payment Services in Puerto Rico continues to benefit from growth from ATH Movil Business as well as revenue generated from an acquisition completed in the second quarter. Business Solutions revenue decreased primarily due to the impact from assets sold as part of the Popular Transaction and the one-time credit granted upon closing, partially offset by revenue generated from projects completed in connection with closing, one-time hardware and software sales and revenue generated from the printing contract entered into in June 2021. Latin America revenue benefited from strong organic growth from existing customers and the revenue contribution from the BBR acquisition completed in the third quarter.

Cost of revenues

Cost of revenues for the year ended December 31, 2022 amounted to $292.6 million, an increase of $42.5 million or 17% when compared to the same period in the prior year. The increase in cost of revenues was primarily driven by an increase in personnel costs, in part due to the impact of increased headcount in Latin America and the added headcount from the BBR acquisition. The year over year variance also reflected higher equipment expenses for cloud services as utilization continues to grow, an increase in printing supply expense, an increase in provisions for operational losses and an increase in cost of sales mainly due to the new revenue sharing agreement with Popular resulting from the Popular Transaction. Cost of revenues also includes a $4.1 million impairment loss related to a multi-year software development recorded during the second quarter.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2022 amounted to $89.8 million, an increase of $21.7 million or 32% when compared to the same period in the prior year driven by an increase in personnel costs as well as an increase in professional fees.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2022 amounted to $78.6 million, an increase of $3.5 million or 5% when compared to the same period in the prior year. Increased expense during the year is driven by the amortization of intangible assets created in connection with acquisitions completed in 2022, as well as increased depreciation expense for hardware upgrades completed during the year.

Non-operating income (expenses)

	Years ended December 31,
(In thousands)	2022	2021	Variance

Interest income	3,121	1,889	$1,232	65%
Interest expense	(24,772)	(22,810)	(1,962)	9%
Gain on sale of a business	135,642	—	135,642	100%
(Loss) gain on foreign currency remeasurement	(7,645)	1,897	(9,542)	(503)%
Earnings of equity method investment	2,968	1,713	1,255	73%
Other income	1,138	2,502	(1,364)	(55)%
Total non-operating income (expenses)	$110,452	$(14,809)	$125,261	(846)%

Non-operating income for the year ended December 31, 2022 increased by $125.3 million to $110.5 million when compared to the same period in the prior year, as it includes the gain from the Popular Transaction of $135.6 million, an increase of $1.3 million in earnings from the Company’s equity method investment and an increase of $1.2 million in interest income. Partially offsetting these increases was a loss on foreign currency remeasurement of $7.6 million for the year ended December 31, 2022 compared with a gain of $1.9 million in prior year, a $2.0 million increase in interest expense due to an increase in interest rates and the benefit of the gain on sale of assets included in other income in the prior year, while none in 2022.

Income tax expense

	Years ended December 31,
(In thousands)	2022	2021	Variance
Income tax expense	$28,983	$20,562	$8,421	41%

Income tax expense for the year ended December 31, 2022 amounted to $29.0 million, an increase of $8.4 million when compared to the same period in the prior year. The effective tax rate for the period was 10.8%, compared with 11.3% in the 2021 period. The decrease in the effective tax rate was primarily driven by the impact of the Popular Transaction which was taxed at a preferential tax rate and the impact from the reversal of a potential liability for uncertain tax positions because of the expiration of the statute of limitation, partially offset by the impact of higher revenues in higher taxed jurisdictions, a shift in the mix of business in Puerto Rico and higher withholding taxes.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America (collectively “Payment Services segments”), Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale (“POS”) transactions, ATM management and monitoring, ATH Movil and ATH Business. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses, and financial institutions) and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The Chief Operating Decision Maker (“CODM”) reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements.
See Note 25 of the Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for the reconciliation of EBITDA to consolidated net income.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Years ended December 31,
(In thousands)	2022	2021
Revenues	$178,481	$155,392
Adjusted EBITDA	100,780	89,939
Adjusted EBITDA margin	56.5%	57.9%

Payment Services - Puerto Rico & Caribbean segment revenues for the year ended December 31, 2022 increased by $23.1 million to $178.5 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in transaction volumes, mainly POS processing, the continued strong digital payments growth from ATH Movil Business, higher issuing services and the revenue contribution from the acquisition completed in the second quarter. Segment revenue also benefited from an increase in transaction processing and monitoring revenue recognized for services provided to the Payment Services - Latin America Segment. Adjusted EBITDA increased by $10.8 million to $100.8 million driven by the increase in revenues partially offset by higher operating expenses, including the $4.1 million impairment charge discussed in Cost of Revenues above, higher personnel costs, cloud services, and the impact from the one-time credit granted upon closing of the Popular Transaction.

Payment Services - Latin America

	Years ended December 31,
(In thousands)	2022	2021
Revenues	$128,221	$105,963
Adjusted EBITDA	36,074	42,502
Adjusted EBITDA margin	28.1%	40.1%

Payment Services - Latin America segment revenues for the year ended December 31, 2022 increased by $22.3 million to $128.2 million driven mainly by organic growth in all regions as well as revenue generated from the BBR acquisition completed in the third quarter. Additionally, revenues benefited from an increase in intercompany software developments and transaction processing revenue recognized for services provided to the Payment Services - Puerto Rico & Caribbean segment. Adjusted EBITDA decreased by $6.4 million primarily due to a $6.6 million loss from foreign currency remeasurement of assets and liabilities denominated in US dollars compared with a $1.9 million gain in the prior year, an increase in operating expenses driven by higher personnel costs, mainly due to an increase in headcount including employees from the BBR acquisition, and increases in fees for transaction processing and monitoring services from the Payment Services - Puerto Rico & Caribbean segment as more transactions are processed in the Company's centralized platforms, partially offset by the increase in revenues.

Merchant Acquiring

	Years ended December 31,
(In thousands)	2022	2021
Revenues	$151,085	$143,965
Adjusted EBITDA	63,607	73,872
Adjusted EBITDA margin	42.1%	51.3%

Merchant Acquiring segment revenues for the year ended December 31, 2022 increased by $7.1 million to $151.1 million mainly as a result of an increase in sales volume as well as the benefit of pricing initiatives implemented throughout the year. Additionally, the current year benefited from two additional months of the expanded relationship with FirstBank of Puerto Rico in connection with the acquisition of the customer relationship in the first quarter of 2021. Adjusted EBITDA decreased by $10.3 million as the increase in revenues was entirely offset by an increase in operating expenses driven by the impact of the revenue sharing agreement with Popular that began on July 1, 2022 and higher transaction processing costs as a result of a lower average ticket.

Business Solutions

	Years ended December 31,
(In thousands)	2022	2021
Revenues	$235,299	$243,807
Adjusted EBITDA	100,568	116,488
Adjusted EBITDA margin	42.7%	47.8%

Business Solutions segment revenues for the year ended December 31, 2022 decreased by $8.5 million to $235.3 million primarily driven by the impact from the Popular Transaction, specifically, the one-time credit granted to Popular upon closing amounting to $6.3 million and the impact from the sale of assets to Popular which the Company estimates at $30 million annually, in addition to lower hardware and software sales. These negative impacts were partially offset by revenue generated from projects completed in connection with closing of the Popular Transaction. Adjusted EBITDA decreased by $15.9 million to $100.6 million because of the decrease in revenue, the impact from the sale of assets included in the Popular Transaction which were of higher margin, and an increase in operating expenses, mainly printing supplies expense that has been impacted by the inflationary environment.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, and acquisitions. We also have a $200.0 million Revolving Facility, of which $174.0 million was available for borrowing as of December 31, 2022. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of December 31, 2022, we had cash and cash equivalents of $197.2 million, of which $119.7 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, acquisitions, dividend payments, share repurchases, debt service, and other transactions as opportunities present themselves.

Based on our current level of operations, we believe our cash flows from operations and the available secured Revolving Facility will be adequate to meet our liquidity needs at least for the next twelve months from the date of this Annual Report on Form 10-K. However, our ability to fund future operating expenses, dividend payments, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which may be affected by general economic, financial, and other factors beyond our control.

Comparison of the years ended December 31, 2022 and 2021

The following table presents our cash flows from operations for the years ended December 31, 2022 and 2021:

	Years ended December 31,
(In thousands)	2022	2021
Cash provided by operating activities	$223,361	$228,420
Cash used in investing activities	(133,324)	(83,820)
Cash used in financing activities	(156,768)	(81,285)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(3,529)	1,497
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70,260)	$64,812
Net cash provided by operating activities for the year ended December 31, 2022 was $223.4 million, a decrease of $5.1 million compared to 2021. The decrease was primarily driven by the effects from the sale of a business to Popular and the one-time credit granted to them upon closing, partially offset by less cash used to pay down accounts payable and accrued liabilities as the Company continues to effectively manage working capital.
Net cash used in investing activities increased $49.5 million to $133.3 million. The increase is primarily attributable to the BBR acquisition closed on July 1, 2022 for $44.4 million and a $7.3 million purchase of certificates of deposit, which were transferred upon closing of the BBR acquisition, and an increase in capital expenditures for additions to software and purchases of property, plant and equipment of $5.0 million, partially offset by proceeds from the maturity of available-for-sale debt securities of $1.0 million, as well as a decrease in acquisitions of customer relationships of $4.1 million given that the prior year acquisition amounted to $14.8 million while the acquisition in the current year amounted to $10.6 million.

Net cash used in financing activities for the year ended December 31, 2022 was $156.8 million, compared to $81.3 million in prior year. Financing activities reflect the impact of the issuance of new debt as part of the 2022 Credit Agreement and concurrent termination of the long-term debt issued under the 2018 Credit Agreement as well as a $20 million draw on our Revolving Credit Facility. Additionally cash used to repurchase stock increased by $72.2 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. During the years ended December 31, 2022 and 2021, the Company invested approximately $71.9 million and $66.9 million, respectively. Additionally, the Company acquired a business for $44.4 million, net of cash acquired, as well as $7.3 million in certificates of deposit in connection with this business acquisition in 2022. The Company acquired customer relationships amounting to $10.6 million and $14.8 million during the year ended December 31, 2022 and 2021, respectively and acquired $0.3 million in available-for-sale debt securities, compared with $3.0 million in 2021. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by our Board each quarter. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our
Board deems relevant. Refer to the table below for details regarding our dividends in 2022 and 2021:

Declaration Date	Record Date	Payment Date	Dividend per share
February 18, 2021	March 1, 2021	March 26, 2021	$0.05
April 22, 2021	May 3, 2021	June 4, 2021	0.05
July 22, 2021	August 2, 2021	September 3, 2021	0.05
October 21, 2021	November 1, 2021	December 3, 2021	0.05
February 15, 2022	February 25, 2022	March 25, 2022	0.05
April 21, 2022	May 2, 2022	June 3, 2022	0.05
July 28, 2022	August 8, 2022	September 2, 2022	0.05
October 21, 2022	November 1, 2022	December 2, 2022	0.05
Stock Repurchase

During 2022, the Company repurchased 2,810,182 shares of the Company’s common stock at a cost of $96.6 million. The Company funded such repurchase with cash on hand. At December 31, 2022, the Company's share repurchase program has approximately $78 million remaining and approved for future use. The Company may repurchase shares in the open market, through accelerated share repurchase programs, 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

Financial Obligations

Leases

The Company has operating leases for certain office facilities, buildings, telecommunications and other equipment; and finance leases for certain equipment. The Company’s lease contracts have remaining terms ranging from 1 year to 6 years, some of which may include options to extend the leases for up to 5 years, and some which may include the option to terminate the lease within 1 year.

The following table presents the balance of operating lease obligations:

	December 31,
(In thousands)	2022	2021
Operating lease liability - current	5,936	5,580
Operating lease liability - long-term	10,788	16,456
Total operating lease liabilities	$16,724	$22,036

See Note 24 of the Notes to Audited Consolidated Financial Statements for additional information regarding operating lease obligations.

2022 Secured Credit Facilities

On December 1, 2022 (the “Closing Date”), EVERTEC and EVERTEC Group, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and Truist Bank (“Truist”), as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility (the “Term Loan Facility”) and (ii) a $200.0 million revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “2022 Credit Facilities”). The 2022 Credit Facilities mature on December 1, 2027 (the “Maturity Date”). Concurrently with the execution of the 2022 Credit Agreement, the Company terminated the existing senior secured credit facilities.

Scheduled Amortization Payments

The Term Loan Facility amortizes in equal quarterly installments at a rate per annum equal to, initially, 5% of the principal amount and, for any installment payments to be made in the calendar year ending 2027, 7.5% of the principal amount, with the balance payable on the Maturity Date. The Revolving Credit Facility terminates on the Maturity Date, and loans thereunder may be borrowed, repaid and reborrowed prior thereto.

Voluntary Prepayments and Reduction and Termination of Commitments

EVERTEC Group may prepay loans under the Term Loan Facility and permanently reduce the loan commitments under the Revolving Facility at any time without premium or penalty, subject to compensation for any break funding costs incurred by a lender and timely submission of a notice of prepayment or commitment reduction, as applicable. EVERTEC Group is required to make certain mandatory prepayments of the 2022 Credit Facilities in certain circumstances.

Interest

The interest rates under the 2022 Credit Facilities denominated in US Dollars, are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio or (b) the ABR plus an applicable margin of 0.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 0.75%, 1.00%, 1.25% or 1.50% per annum) based upon the Company’s total net leverage ratio. Borrowings under the Revolving Credit Facility that are denominated in a currency other than Dollars will bear interest at the Alternative Currency Rate for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio.

Guarantees and Collateral

The 2022 Credit Facilities are secured by substantially all assets of EVERTEC and its existing and future material subsidiaries (including EVERTEC Group), subject to customary exceptions, and guarantee repayment of the 2022 Credit Facilities.

In connection with the Credit Agreement, on December 1, 2022, EVERTEC, EVERTEC Group and the subsidiary guarantors party thereto, entered into a Guarantee Agreement (the “Guarantee Agreement”), pursuant to which EVERTEC Group’s obligations under the 2022 Credit Facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly-owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

In addition, on December 1, 2022, EVERTEC, EVERTEC Group and the subsidiaries party thereto, entered into a Collateral Agreement (the “Collateral Agreement”), pursuant to which, subject to certain exceptions, the 2022 Credit Facilities are secured, to the extent legally permissible, by substantially all of the assets of (1) EVERTEC, including a perfected pledge of all of the limited liability company interests of EVERTEC Intermediate Holdings, LLC (“Holdings”), (2) Holdings, including a perfected pledge of all of the limited liability company interests of EVERTEC Group and (3) EVERTEC Group and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by EVERTEC Group or any guarantor and (b) a perfected security interest in substantially all tangible and intangible assets of EVERTEC Group and each guarantor.

Covenants
The 2022 Credit Facilities are subject to customary affirmative and negative covenants. The negative covenants in the 2022 Credit Facilities include, among other things, limitations (subject to exceptions) on the ability of EVERTEC and its restricted subsidiaries to:

•declare dividends and make other distributions;
•redeem or repurchase capital stock;
•grant liens;
•make loans or investments (including acquisitions);
•merge or enter into acquisitions
•sell assets;
•enter into any sale or lease-back transactions;
•incur additional indebtedness;
•prepay, redeem or repurchase certain indebtedness;
•modify the terms of certain debt;
•restrict dividends from subsidiaries;
•change the business of EVERTEC or its subsidiaries; and
•enter into transactions with their affiliates.

In addition, the 2022 Credit Facilities require EVERTEC Group to maintain a maximum total net leverage ratio of 4.50 to 1.00 (i) from March 31, 2023 to September 30, 2024, and 4.00 to 1.00 (ii) thereafter.

Events of Default

The events of default under the 2022 Credit Facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the Credit Agreement) and cross-events of default on material indebtedness.

The unpaid principal balance at December 31, 2022 of the Term Loan Facility was $415.0 million. The additional borrowing capacity for the Revolving Facility at December 31, 2022 was $174.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

2018 Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement providing for the secured credit facilities, consisting of a $220.0 million term loan A facility (“2023 Term A Loan”), a $325.0 million term loan B facility (“2024 Term B Loan”) and a $125.0 million revolving credit facility (the “Revolving Facility”), with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”). The 2018 Credit Agreement was terminated on December 1, 2022.

Notes payable

In December 2019, EVERTEC Group entered into two non interest-bearing financing agreements amounting to $2.4 million to purchase software and maintenance, which were fully repaid in January 2022. As of December 31, 2021, the outstanding principal balance of the notes payable was $0.8 million. These notes are included in accounts payable in the Company’s consolidated balance sheet as of December 31, 2021.

Interest Rate Swaps

As of December 31, 2022, the Company has an interest rate swap agreement, entered in December 2018, which converts a portion of the interest rate payments on the Company’s 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.89%

In connection with the Credit Agreement, the Company amended the 2018 Swap variable rate from 1-month LIBOR to 1-month SOFR as allowed by the expedients included in ASC Topic 848 Reference Rate Reform. The Company continues to account for this agreement as a cash flow hedge.

As of December 31, 2022, and 2021, the carrying amount of the derivatives included on the Company’s consolidated balance sheets was an asset of $7.4 million and a liability of $13.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2022, 2021 and 2020, the Company reclassified losses of $3.0 million, $7.1 million and $5.1 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current SOFR rates, the Company expects to reclassify gains of $3.7 million from accumulated other comprehensive loss into interest expense over the next 12 months. Refer to Note 15 of the Notes to Audited Consolidated Financial Statements for tabular disclosure of the fair value of derivatives and to Note 17 of the Notes to Audited Consolidated Financial Statements for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2022, the cash flow hedge is considered highly effective.

Covenant Compliance

As of December 31, 2022, the total secured net leverage ratio was 0.99 to 1.00. As of the date of filing of this Annual Report on Form 10-K, no event has occurred that constitutes an Event of Default or Default.

In this Annual Report on Form 10-K, we refer to the term “Adjusted EBITDA” to mean EBITDA as so defined and calculated in a substantially consistent manner for purposes of determining compliance with the total secured net leverage ratio based on the financial information for the last twelve months at the end of each quarter.

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted to exclude unusual items and other adjustments described below. Adjusted EBITDA by segment is reported to the CODM for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. We define “Adjusted Net Income” as net income adjusted to exclude unusual items and other adjustments described below. We define “Adjusted Earnings per common share” as Adjusted Net Income divided by diluted shares outstanding.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

Year Ended December 31, 2022
(Dollar amounts in thousands)
Net income	$238,869
Income tax expense	28,983
Interest expense, net	21,651
Depreciation and amortization	78,618
EBITDA	368,121
Equity income (1)	(1,121)
Compensation and benefits (2)	20,335
Transaction, refinancing and other fees (3)	(117,828)
Adjusted EBITDA	269,507
Operating depreciation and amortization (4)	(44,418)
Cash interest expense, net (5)	(21,008)
Income tax expense (6)	(36,509)
Non-controlling interest (7)	34
Adjusted net income	$167,606
Net income per common share (GAAP):
Diluted	$3.45
Adjusted Earnings per common share (Non-GAAP):
Diluted	$2.42
Shares used in computing adjusted earnings per common share:
Diluted	69,312,717

1)Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”), net of cash dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the 2022 Credit Agreement and the gain from the Popular transaction.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of change in interest rates that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings, foreign exchange risk that may result in unfavorable foreign currency translation adjustments and inflation.. Market risk is the potential loss arising from adverse changes in market rates and prices. The following analysis provides quantitative information regarding these risks.

Interest rate risks

Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to floors or minimum rates. A 100 basis point increase in interest rates over our floor on our debt balances outstanding as of December 31, 2022, under the secured credit facilities would increase our annual interest expense by approximately $1.9 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of December 31, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of our outstanding variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparty to the swap is a major US based financial institution and we expect the counterparty to be able to perform its obligations under the swap. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

See Note 14 of the Notes to Audited Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for additional information related to the secured credit facilities.

Foreign currency exchange risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the US dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the years ended December 31, 2022, 2021 and 2020, we recognized foreign currency remeasurement losses of $7.6 million, gains of $1.9 million and gains of $2.9 million, respectively. For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive loss in the audited consolidated balance sheets. As of December 31, 2022, the Company had $23.5 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $36.0 million as of December 31, 2021.

Inflation Risk

While it is difficult to accurately measure the impact of inflation on our results of operations and financial condition, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. General inflation in the geographies in which we operate has risen to levels that have not been experienced in recent years, however, inflation has historically had a minimal net effect on our operating results given that overall inflation has been offset by sales and cost reduction actions. Rising prices for input costs, including wages and benefits, occupancy and general administrative costs, could potentially have a negative impact on our results of operations and financial condition which may not be readily recoverable from our customers. In addition, inflation has driven a rising interest rate environment, which has had an adverse effect on our cost of funding, as well as led to enhanced volatility on foreign currency exchange rates. While we proactively try to mitigate these rising costs, we may not be able to fully offset these impacts and these could result in negative effect on our results of operation. Thus, we cannot assure you that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firm's reports, are included herein beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act).

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was effective.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2022, included in this Annual Report on Form 10-K and, as part of the audit, has issued a report, included as part of Item 8 of this Annual Report on Form 10-K, on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to all officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. A copy of our Code of Ethics is available at the Investor Relations section of our website, located at ir.evertecinc.com under “Governance Documents.” We intend to make all disclosures required by law or the NYSE regarding any amendments to, or waivers from, any provisions of the code at the same location of our website. Our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider the information on our website to be part of this Annual Report on Form 10-K.

BIOGRAPHICAL INFORMATION OF OUR DIRECTORS

Frank G. D’Angelo

Mr. D’Angelo has been Chairman of the Board since February 2014 and a director since September 2013. He currently serves as Operating Partner in Hill Path, a private equity partnership and as a partner in Bridgeport Partners, a private investment firm. Until 2020, he served as Executive Vice President and President of NCR Banking. Mr. D’Angelo has over 40 years of experience in the financial services, digital banking and payments industries. He is a former chairman of the Electronic Funds Transfer Association, served on the Payments Advisory Council of the Federal Reserve Bank of Philadelphia, and served as a director for Walsh University (Ohio). Mr. D’Angelo’s experience in the financial services industry, as well as in operations and management, provides great value to our Board.

Morgan M. Schuessler, Jr.

Mr. Schuessler has been a director and the Company’s President and CEO since April 2015. Previously, he served as President of International for Global Payments, Inc., overseeing the company’s business outside of the Americas, spanning 23 countries throughout Europe and Asia. Mr. Schuessler currently serves on the Board of Directors of Endeavor Puerto Rico, on the Wharton Executive Education Board, and the Smithsonian Institution National Board. Mr. Schuessler has over 20 years of experience in the payments industry; accordingly, he is well-versed in the intricacies of the Company’s core business and has developed management and oversight skills required to make significant contributions to the Board.

Kelly Barrett

From 2016 until her retirement in 2020, Ms. Barrett was the Senior Vice President of Home Services at The Home Depot. Ms. Barrett joined The Home Depot in 2003, where she held various senior management positions, including as Vice President of Internal Audit and Corporate Compliance, and Controller. Ms. Barrett currently serves as board member of the National Association of Corporate Directors (“NACD”)-Atlanta Chapter, Piedmont Office Realty Trust, The Aaron’s Company, Inc., and Americold Realty Trust. Her leadership roles in the community include currently serving as Chair of the Board of the Metro Atlanta YMCA, the Georgia Tech Foundation Board of Trustees and a member of the Advisory Board of Scheller College of Business at Georgia Tech. She is also a Certified Public Accountant in the state of Georgia. Ms. Barrett’s substantial experience in leadership roles, strategy and enterprise risk management, coupled with service on several boards, will be of great service to the Company.

Olga Botero

Ms. Botero has been a director since September 2014. She is the founder and Managing Director of C&S Customer and Strategy, a consulting firm focused on supporting IT and digital and cybersecurity management for leading companies in Latin America, co-founder and Chair of Seccuri, Inc., and has been a Senior Advisor to the Boston Consulting Group since 2011. She is the Co-Chair of the Women Corporate Directors Foundation Colombia Chapter and a fellow at the NACD Board Leadership Fellow program. She serves as an independent director and member of the Audit and Risk Committees of each of ESVAL S.A. and ESSBIO S.A., which are both publicly traded water utilities companies in Chile; and as an independent member of the Altipal S.A.S. Board of Directors since April 2022, serving as chair of their Audit Committee and member of their Innovation Committee. She also serves as independent director, chair of the Audit Committee and member of the Transactions Committee of Farmalatam Holding Inc. (Farmalisto), a health tech and e-pharmacy company in Latin America; as an independent member of the Audit Committee of Grupo Coppel in Mexico; and as an advisor to the Information Technology Committee of Grupo Pichincha and Banco Pichincha in Ecuador. Ms. Botero has over 25 years of experience in leadership roles in financial services, telecommunications and technology. Her experience, expertise in cybersecurity and technology, and knowledge of Latin American markets are an asset to the Company.

Jorge A. Junquera

Mr. Junquera has been a director since April 2012. He currently serves as Managing Partner at Kohly Capital, LLC, a private investment company. He has over 40 years of experience in the banking and financial services industries. Until his retirement in 2015, Mr. Junquera was Vice Chairman of the Board of Directors of Popular. Prior to becoming Vice Chairman, he was the Chief Financial Officer of Popular and Supervisor of Popular’s Financial Management Group. He currently serves as a director for Sacred Heart University (PR) and Bluestone Community Development Fund. Mr. Junquera’s substantial experience managing financial institutions and serving on various boards of directors provides him with unique expertise and valuable perspective to assist the Board.

Iván Pagán

Mr. Pagán has been a director since May 2019. For twenty-two years until his retirement in February 2019, Mr. Pagán was the Head of Corporate Development at Popular, where he managed mergers and acquisitions, divestitures, corporate reorganization and strategic alliances for Popular, completing significant transactions in the United States, Latin American, Puerto Rico and the Caribbean. Mr. Pagán currently serves as a member of the Board of Directors of Centro Financiero BHD in the Dominican Republic. Mr. Pagán’s substantial expertise in financial and M&A matters, experience in the Caribbean and Latin American markets, and knowledge of the Company’s operations are an asset to the Company.

Aldo J. Polak

Mr. Polak has been a director since May 2019. He has been a Managing Director of Mizuho since November 2021. From April 2021 until October 2021, he was the Managing Member of Ionos Capital Partners LLC. From April 2019 until April 2021, Mr. Polak served as Chief Investment & Development Officer at Cisneros Group of Companies, a privately held company. Prior to Cisneros, he spent over 15 years as an investment banker in Wall Street, most recently heading the Latin America efforts at LionTree, a global investment and merchant banking firm, from 2013 until March 2019. He currently serves on the boards of two charitable organizations, LatinoU and Reaching U, and is chairman of the latter. He is also involved with Endeavor as a panelist and mentor to entrepreneurs. Mr. Polak’s significant experience in M&A, strategy and corporate development, and his knowledge and network of contacts in Latin America and in the payments sector provide great value to the Board.

Alan H. Schumacher

Mr. Schumacher has been a director since April 2013. For 23 years he worked at American National Can Corporation as well as at American National Can Group, where he served as Vice President, Controller and Chief Accounting Officer until 1997 and as Executive Vice President and Chief Financial Officer from 1997 until his retirement in 2000. He is a former member of the Federal Accounting Standards Advisory Board, and currently serves as a director of Blue Bird Corporation, Warrior Met Coal, Albertsons Companies, Inc., and Pendrick Capital Partners LLC. Mr. Schumacher has substantial expertise in accounting, reporting, audit and financial matters and, as such, is able to provide valuable contributions to our Board in its oversight functions.

Brian J. Smith

Mr. Smith has been a director since February 2016. Mr. Smith served as President and Chief Operating Officer of The Coca-Cola Company from January 2019 until September 2022. From 2016 until December 2018, he served as President of its Europe, Middle East and Africa (EMEA) Group and, prior to that, he also held other strategic and management roles since joining The Coca-Cola Company in 1997. Mr. Smith serves as a director for the Coca-Cola Europacific Partners Board and is a member of its Corporate Social Responsibility Committee. Like other members of the Board, Mr. Smith has substantial managerial experience in Latin America. His extensive expertise in management and corporate strategy makes him a valuable asset to the Company.

BIOGRAPHICAL INFORMATION OF OUR EXECUTIVE OFFICERS

Morgan M. Schuessler, Jr. – Please refer to the Biographical Information of our Directors for Mr. Schuessler’s biographical information.

Joaquín A. Castrillo

Mr. Castrillo has served as our Executive Vice President, CFO and Treasurer since October 2018. From August 2018 until such appointment, he served as Interim CFO and Treasurer. He has worked at the Company since 2012 serving in roles of increasing responsibility, including as Vice President and Finance Manager from 2015 to 2018, and as Vice President and Finance Director in 2018 until his appointment as Executive Vice President, CFO and Treasurer. Prior to joining the Company, Mr. Castrillo was an Audit Manager in the Banking and Capital Markets group of PwC. Mr. Castrillo holds a B.B.A. with a double concentration in Finance and Accounting from Villanova University. He is also a Certified Public Accountant and a member of the Villanova University Finance Department Advisory Committee.

Paola Pérez

Ms. Pérez has served as our Executive Vice President since February 2018 and Group Head of Puerto Rico since August 2022. Prior to that she was our Chief Administrative Officer from March 2020 until August 2022, and Senior Vice President of People and Culture from August 2017 until her appointment as Executive Vice President. She joined the Company in 2011 as Director of Internal Audit. Before joining Evertec, Ms. Pérez worked at Chartis as an External Reporting Manager for the Latin America Region, and PwC where she worked as a senior auditor. She obtained her Bachelor of Science in Accounting from Fairfield University, is a Certified Public Accountant and a board member of Lectores para el Futuro, a non-profit organization.

Luis A. Rodríguez

Mr. Rodríguez has served as our Executive Vice President since February 2017 and as Chief Legal and Administrative Officer since February 2021. He joined the Company in 2015 as Senior Vice President for Corporate Development, and was appointed General Counsel and Secretary of the Board in September 2016. Prior to joining the Company, Mr. Rodríguez served as Executive Director at J.P. Morgan in New York. Mr. Rodríguez possesses a bachelor’s degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and holds a Juris Doctor from Stanford Law School.

Guillermo Rospigliosi

Mr. Rospigliosi has served as our Executive Vice President since 2016 and as Group Head of Latin America since August 2022. Prior to that he was our Chief Product and Innovation Officer from February 2020 until August 2022. Before joining the Company in 2016, he served as Chief Risk Officer for Visa in Latin America and before that he was the Managing Director for Latin America at CyberSource, a Visa subsidiary. He graduated from the Universidad de Lima with a Bachelor of Science in Business Administration and holds an MBA from the University of Texas in Austin.

Diego Viglianco

Mr. Viglianco has served as our Executive Vice President and COO since June 2021, and was a consultant to the Company from March 2021 until his appointment as COO. Before joining the Company, Mr. Viglianco served as the CEO of Interbanking, S.A., a digital financial ACH/real time payments company headquarters in Argentina, from July 2019 to February 2021. Prior to that, he was the CEO of the Processing Division of Prisma Medios de Pago S.A. in Argentina from March 2017 to June 2019. Previously, he held senior management positions with MasterCard in Argentina and Miami, USA, and Promoción y Operación S.A. de C.V. (PROSA) in Mexico. Mr. Viglianco holds an MBA in Economy and Business Administration from ESEADE University, Argentina, and a Bachelor of Science in Engineering from the University of Salvador, Argentina.

Miguel Vizcarrondo

Mr. Vizcarrondo has served as our Executive Vice President since 2012, and as Chief Product and Innovation Officer since August 2022. Prior to that he was our Chief Commercial Officer for Puerto Rico and the Caribbean from 2021 until August 2022. Prior to joining the Company in 2010, Mr. Vizcarrondo worked in Banco Popular de Puerto Rico for 14 years in a variety of roles, lastly as Senior Vice President of the Merchant Acquiring Solutions group from 2006 until he joined the Company in 2010. Mr. Vizcarrondo serves as a member of the Banco Popular Foundation, and as director for the Puerto Rico American Football Alliance, a youth sports league. Mr. Vizcarrondo holds a Bachelor of Science in Management, with a concentration in Finance, from Tulane University.

Alexandra López-Soler

Ms. López-Soler was named Executive Vice President in February 2022 and Chief Marketing Officer in August 2022. She joined the Company in 2018 as our Senior Vice President of Marketing and Communications. Before joining Evertec in 2018, she served as Chief Marketing and Audience Officer at GFR Media. She also held various executive level positions at GFR Media, Oriental Bank and Doral Bank. Ms. López-Soler has over twenty years of experience in the marketing industry, with emphasis on digital media, financial technology, and banking. Ms. López-Soler earned a Bachelor of Arts in political science and Italian from Tufts University, and a master’s degree (MBA) from the University of Michigan Ross School of Business.

Other Information

The remaining information required by Item 10 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2022 fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2022 fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2022 fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions and Director Independence

The information required by Item 13 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2022 fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in EVERTEC's proxy statement, to be filed pursuant to Regulation 14 A within 120 days after the end of the 2022 fiscal year and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
•Notes to Audited Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule I—Parent Company Only Financial Statements
(3) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

3.2	Amended and Restated Bylaws of EVERTEC, Inc. (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on April 23, 2013, File No. 001-35872)

4.1	Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.1 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 25, 2022, File No. 001-35872)

4.2*	Description of Registrant’s Securities

10.1
Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.2
First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.3
Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.4
Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.5#
Stock Purchase Agreement (Contrato de Compraventa de Acciones), dated as of February 24, 2022, by and between EVERTEC Group, LLC and Fondo de Inversiones Privado IG Capital, Inversiones Cuatro R Limitada, Inversiones Rivers Limitada and Inversiones Brela Limitada [English Translation] (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872)

10.6#
Asset Purchase Agreement by and among EVERTEC, Inc., EVERTEC Group, LLC, Popular, Inc. and Banco Popular de Puerto Rico, dated as of February 24, 2022 (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872)

10.7
Amendment No.1 to Asset Purchase Agreement by and among EVERTEC, Inc., EVERTEC Group, LLC, Popular, Inc. and Banco Popular de Puerto Rico, dated as of July 1, 2022 (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on November 4, 2022, File No. 001-35872)

10.8#
Second Amended and Restated Master Service Agreement, dated as of July 1, 2022, among Popular, Inc., Banco Popular de Puerto Rico and EVERTEC Group, LLC and its subsidiaries (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 8-K, filed on July 1, 2022, File No. 001-35872)

10.9#
Second Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of July 1, 2022, between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K, filed on July 1, 2022, File No. 001-35872)

10.10
Repurchase Agreement, dated August 8, 2022, between EVERTEC, Inc. and Popular, Inc. (incorporated by reference to Exhibit 1.1 to EVERTEC, Inc.’s Current Report on Form 8-K filed on August 11, 2022, File No. 001-35872)

10.11#
Credit Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and L/C issuers party thereto from time to time, and Truist Bank, as administrative agent, collateral agent, swingline lender and an L/C issuer (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022, File No. 001-35872)

10.12
Collateral Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, each subsidiary loan party identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022, File No. 001-35872)

10.13
Guarantee Agreement, dated as of December 1, 2022, by and among EVERTEC, Inc., EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022, File No. 001-35872)

10.14+
EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.15+	EVERTEC, Inc. 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2022, File No. 001-35872)

10.16+
Form of EVERTEC Group, LLC Executive Severance Policy (applicable to Joaquín A. Castrillo, Diego Viglianco, Guillermo Rospigliosi, Luis A. Rodríguez, Miguel Vizcarrondo and Paola Pérez)(incorporated by reference to Exhibit 10.34 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 26, 2019, File No. 001-35872)

10.17*+	Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors

10.18+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 27, 2020, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Guillermo Rospigliosi, Luis. A. Rodríguez, Miguel Vizcarrondo and Paola Pérez)(incorporated by reference to Exhibit 10.22 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 1, 2021, File No. 001-35872)

10.19+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated March 2, 2021, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Guillermo Rospigliosi, Luis A. Rodríguez, Miguel Vizcarrondo and Paola Pérez)(incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on April 30, 2021, File No. 001-35872)

10.20+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated June 7, 2021, by and between EVERTEC, Inc. and Diego Viglianco (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2021, File No. 001-35872)

10.21+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, for executive recruitment, dated June 7, 2021, by and between EVERTEC, Inc. and Diego Viglianco (incorporated by reference to Exhibit 10.3 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2021, File No. 001-35872)

10.22+
Amended and Restated Employment Agreement, dated as of February 24, 2022, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872)

10.23+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 25, 2022, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Guillermo Rospigliosi, Luis A. Rodríguez, Miguel Vizcarrondo and Paola Pérez)(incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on April 29, 2022, File No. 001-35872)

10.24+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2022 Incentive Award Plan, dated June 1, 2022, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Kelly Barrett, Olga Botero, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, and Brian J. Smith)(incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2022, File No. 001-35872)

10.25*+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated August 5, 2022, by and between EVERTEC, Inc. and the executive (applicable to Luis A. Rodríguez and Paola Pérez)

21.1*	Subsidiaries of EVERTEC, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL*	Inline XBRL Instance document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL*	Inline XBRL Taxonomy Extension Schema

101.CAL XBRL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+    This exhibit is a management contract or a compensatory plan or arrangement.
#    Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EVERTEC, Inc.

Date: February 24, 2023	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	February 24, 2023
Morgan M. Schuessler, Jr.	Officer)

/s/ Joaquin A. Castrillo-Salgado	Chief Financial Officer (Principal Financial and	February 24, 2023
Joaquin A. Castrillo-Salgado	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	February 24, 2023
Frank G. D’Angelo

/s/ Iván Pagán	Director	February 24, 2023
Iván Pagán

/s/ Alan H. Schumacher	Director	February 24, 2023
Alan H. Schumacher

/s/ Kelly Barrett	Director	February 24, 2023
Kelly Barrett

/s/ Jorge A. Junquera	Director	February 24, 2023
Jorge A. Junquera

/s/ Aldo Polak	Director	February 24, 2023
Aldo Polak

/s/ Olga M. Botero	Director	February 24, 2023
Olga M. Botero

/s/ Brian J. Smith	Director	February 24, 2023
Brian J. Smith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenues – Payment services and merchant acquiring- Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company's revenues from payment services and merchant acquiring includes activity-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems, platforms, and applications. The processing of transactions and recording of payments services and merchant acquiring revenue is highly automated and is based on contractual terms with financial institutions, government entities, merchants, and other issuers.

We identified these revenues as a critical audit matter because the Company relies on multiple systems to process and record revenue which are highly automated with multiple platforms and applications. This required an increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), to identify, test, and evaluate the Company’s systems, applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's systems to process payment services and merchant acquiring revenues included the following, among others:

•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Tested system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•We tested internal controls within the relevant revenue business processes, including those in place to reconcile the various reports extracted from the IT systems to the Company’s general ledger.
•For a sample of revenue transactions, we tested selected transactions by agreeing the amounts of revenue recognized to source documents and testing the mathematical accuracy of the recorded revenue.

Sale of business and modification and extension of commercial agreements with Banco Popular de Puerto Rico and its parent, Popular (collectively, “Popular”) — Refer to Notes 3 and 4 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2022, the Company sold certain technology service assets which represented a business to Popular, and concurrently, modified and extended its main commercial agreements with Popular, which required that the sale of the business and modification and extension of the commercial agreements be accounted for on a combined basis as a multi-element transaction. Accordingly, the total consideration of the combined arrangement was allocated to the sale of the business and the modified and extended commercial agreements’ performance obligations based on the relative stand-alone selling prices of each component of the combined transaction.

We identified the determination of relative stand-alone selling prices used to allocate the total consideration to the components of the combined arrangement as a critical audit matter, given the judgment required to determine the relative stand-alone selling prices.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of relative stand-alone selling prices included the following, among others:

•We evaluated the effectiveness of internal controls over the combined transaction, including controls over the determination of the relative stand-alone selling prices used to allocate the total consideration of the combined arrangement to the sale of the business and the modified and extended commercial agreements.
•We evaluated, with the assistance of subject matter experts in our firm, the appropriateness of the Company's methodology used to allocate the total consideration of the combined arrangement on a relative stand-alone selling price basis.
•We tested the assumptions and underlying data used by the Company to determine stand-alone selling prices for a sample of agreements by comparing such stand-alone selling prices to observable, historical cost-plus margin arrangements.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
February 24, 2023
Stamp No. E478957
affixed to original.

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche

San Juan, Puerto Rico
February 24, 2023

Stamp No. E478958
affixed to original.

EVERTEC, Inc. Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	197,229	266,351
Restricted cash	18,428	19,566
Accounts receivable, net	131,080	113,285
Prepaid expenses and other assets	42,392	37,148
Total current assets	389,129	436,350
Debt securities available-for-sale, at fair value	2,203	3,041
Investment in equity investee	14,661	12,054
Property and equipment, net	56,387	48,533
Operating lease right-of-use asset	15,918	21,229
Goodwill	423,392	393,318
Other intangible assets, net	200,320	213,288
Deferred tax asset	5,701	6,910
Derivative asset	7,440	—
Net investment in lease	14	107
Other long-term assets	16,578	9,926
Total assets	$1,131,743	$1,144,756
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$90,341	$74,540
Accounts payable	46,751	28,484
Contract liability	15,226	17,398
Income tax payable	9,406	7,132
Current portion of long-term debt	20,750	19,750
Short-term borrowings	20,000	—
Current portion of operating lease liability	5,936	5,580
Total current liabilities	208,410	152,884
Long-term debt	389,498	444,785
Deferred tax liability	10,111	2,369
Contract liability - long term	34,068	36,258
Operating lease liability - long-term	10,788	16,456
Derivative liability	—	13,392
Other long-term liabilities	4,120	8,344
Total liabilities	656,995	674,488
Commitments and contingencies (Note 24)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 64,847,233 shares issued and outstanding at December 31, 2022 (December 31, 2021 - 71,969,856)	648	719
Additional paid-in capital	—	7,565
Accumulated earnings	487,349	506,051
Accumulated other comprehensive loss, net of tax	(16,486)	(48,123)
Total EVERTEC, Inc. stockholders’ equity	471,511	466,212
Non-controlling interest	3,237	4,056
Total equity	474,748	470,268
Total liabilities and equity	$1,131,743	$1,144,756

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2022	2021	2020

Revenues (affiliates Note 23)	$618,409	$589,796	$510,588

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	292,621	250,164	226,870
Selling, general and administrative expenses	89,770	68,048	70,808
Depreciation and amortization	78,618	75,070	71,518
Total operating costs and expenses	461,009	393,282	369,196
Income from operations	157,400	196,514	141,392
Non-operating income (expenses)
Interest income	3,121	1,889	1,502
Interest expense	(24,772)	(22,810)	(25,074)
Gain on sale of a business	135,642	—	—
(Loss) gain on foreign currency remeasurement	(7,645)	1,897	2,891
Earnings of equity method investment	2,968	1,713	1,136
Other income	1,138	2,502	2,006
Total non-operating income (expenses)	110,452	(14,809)	(17,539)
Income before income taxes	267,852	181,705	123,853
Income tax expense	28,983	20,562	19,002
Net income	238,869	161,143	104,851
Less: Net (loss) income attributable to non-controlling interest	(140)	13	415
Net income attributable to EVERTEC, Inc.’s common stockholders	239,009	161,130	104,436
Other comprehensive income, net of tax of $1,447, $1,153 and $792
Foreign currency translation adjustments	12,490	(11,129)	(7,970)
Gain (loss) on cash flow hedges	19,215	11,151	(10,275)
Unrealized (loss) gain on change in fair value of debt securities available-for-sale	(68)	109	—
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$270,646	$161,261	$86,191
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$3.48	$2.24	$1.45
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$3.45	$2.21	$1.43
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2019	72,000,261	$720	$—	$296,476	$(30,009)	$4,436	$271,623
Share-based compensation recognized	—	—	14,253	—	—	—	14,253
Repurchase of common stock	(336,022)	(3)	(775)	(6,522)	—	—	(7,300)
Restricted stock units delivered	473,439	4	(8,138)	—	—	—	(8,134)
Net income	—	—	—	104,436	—	415	104,851
Cash dividends declared on common stock, $0.20 per share	—	—	—	(14,382)	—	—	(14,382)
Other comprehensive loss	—	—	—	—	(18,245)	(163)	(18,408)
Cumulative adjustment from the implementation of Current Expected Credit Loss model	—	—	—	(74)	—	—	(74)
Balance at December 31, 2020	72,137,678	721	5,340	379,934	(48,254)	4,688	342,429
Share-based compensation recognized	—	—	14,799	—	—	—	14,799
Repurchase of common stock	(614,288)	(6)	(5,080)	(19,302)	—	—	(24,388)
Restricted stock units delivered	446,466	4	(7,494)	(1,302)	—	—	(8,792)
Net income	—	—	—	161,130	—	13	161,143
Cash dividends declared on common stock, $0.20 per share	—	—	—	(14,409)	—	—	(14,409)
Other comprehensive income (loss)	—	—	—	—	131	(645)	(514)
Balance at December 31, 2021	71,969,856	719	7,565	506,051	(48,123)	4,056	470,268
Share-based compensation recognized	—	—	19,956	—	—	—	19,956
Repurchase of common stock	(2,810,182)	(28)	(21,833)	(74,735)	—	—	(96,596)
Restricted stock units delivered	276,719	3	(5,688)	—	—	—	(5,685)
Net income (loss)	—	—	—	239,009	—	(140)	238,869
Cash dividends declared on common stock, $0.20 per share	—	—	—	(13,773)	—	—	(13,773)
Common stock received in exchange of the sale of a Business	(4,589,160)	(46)	—	(169,203)	—	—	(169,249)
Other comprehensive income (loss)	—	$—	$—	$—	$31,637	$(679)	$30,958
Balance at December 31, 2022	64,847,233	$648	$—	$487,349	$(16,486)	$3,237	$474,748

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$238,869	$161,143	$104,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,618	75,070	71,518
Amortization of debt issue costs and accretion of discount	2,238	1,877	1,987
Operating lease amortization	6,112	5,860	5,877
Loss on extinguishment of debt	1,311	—	—
Provision for expected credit losses and sundry losses	4,959	1,859	1,726
Deferred tax expense (benefit)	(435)	(2,826)	(3,905)
Share-based compensation	19,956	14,799	14,253
Gain on sale of a business	(135,642)	—	—
Gain from sale of assets	—	(778)	—
Loss on disposition of property and equipment and impairment of software	4,943	1,694	807
Earnings of equity method investment	(2,968)	(1,713)	(1,136)
Dividend received from equity method investment	2,053	1,183	—
Loss (gain) on valuation of foreign currency	7,645	(1,897)	(2,891)
(Increase) decrease in assets:
Accounts receivable	(15,571)	(18,521)	8,397
Prepaid expenses and other assets	(4,636)	4,322	(4,158)
Other long-term assets	(5,202)	(3,519)	(611)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	26,954	1,503	(1,141)
Income tax payable	1,281	(359)	195
Contract liability	(1,773)	(1,738)	6,891
Operating lease liabilities	(3,797)	(4,869)	(5,936)
Other long-term liabilities	(1,554)	(4,670)	2,365
Total adjustments	(15,508)	67,277	94,238
Net cash provided by operating activities	223,361	228,420	199,089
Cash flows from investing activities
Additions to software	(44,850)	(41,804)	(31,558)
Acquisitions of customer relationships	(10,607)	(14,750)	—
Acquisitions, net of cash acquired	(44,369)	—	—
Property and equipment acquired	(27,073)	(25,103)	(17,082)
Proceeds from sales of property and equipment	78	805	6
Purchase of certificates of deposit	(7,264)	—	—
Proceeds from maturities of available-for-sale debt securities	1,015	—	—
Acquisition of available-for-sale debt securities	(254)	(2,968)	—
Net cash used in investing activities	(133,324)	(83,820)	(48,634)
Cash flows from financing activities
Debt issuance costs	(7,355)	—	—
Proceeds from issuance of long-term debt	415,000	—	—
Net increase in short-term borrowings	20,000	—	—
Repayments of short-terms borrowings for purchase of equipment and software	(949)	(1,651)	(1,553)
Dividends paid	(13,773)	(14,409)	(14,382)
Withholding taxes paid on share-based compensation	(5,685)	(8,793)	(8,134)
Repurchase of common stock	(96,596)	(24,388)	(7,300)
Repayment of long-term debt	(467,410)	(32,044)	(31,248)
Net cash used in financing activities	(156,768)	(81,285)	(62,617)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(3,529)	1,497	2,146
Net (decrease) increase in cash, cash equivalents and restricted cash	(70,260)	64,812	89,984
Cash, cash equivalents and restricted cash at beginning of the period	285,917	221,105	131,121
Cash, cash equivalents and restricted cash at end of the period	$215,657	$285,917	$221,105
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$197,229	$266,351	$202,649
Restricted cash	18,428	19,566	18,456

Cash, cash equivalents and restricted cash	$215,657	$285,917	$221,105
Supplemental disclosure of cash flow information:
Cash paid for interest	$24,132	$21,695	$23,787
Cash paid for income taxes	32,826	25,724	22,668
Supplemental disclosure of non-cash activities:
Payable due to vendor related to property and equipment and software acquired	$3,716	$757	$1,561
Non-cash investing activities
Software exchanged for common stock	18,761	—	—
Goodwill exchanged for common stock	5,813	—	—
CDs transferred in the acquisition of a business	7,169	—	—
Non-cash financing and investing activities
Common stock received and retired for sale of a business	169,249	—	—
The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Audited Consolidated Financial Statements

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 1—The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations, and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provide guidance on the recognition, presentation, and disclosure of revenue in consolidated financial statements.

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

The Company may also generate revenues from payments received under collaborative arrangements. Management analyzes its collaborative arrangements to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this assessment, management considers whether the activities in the collaborative arrangement are considered to be distinct and deemed within the scope of ASC 808, Collaborative Arrangements, and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

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

Leases

The Company’s lease accounting policy follows ASC 842, Leases, which provides guidance on the recognition, presentation, and disclosure of leases in consolidated financial statements.

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

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2022, 2021 and 2020, interest cost capitalized amounted to approximately $1.1 million, $0.8 million, and $0.7 million, respectively.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party valuator may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible

EVERTEC, Inc. Notes to Consolidated Financial Statements
goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2022, 2021 and 2020, no impairment losses associated with goodwill were recognized.

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

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the consolidated financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income taxes on its consolidated statements of income and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

All companies within EVERTEC are legal entities that file separate income tax returns.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Cash and cash equivalents

Cash includes cash on hand and in banks. Cash equivalents consist of financial instruments with original maturities of three months or less.

Restricted Cash

Restricted cash represents cash received on deposits from participating institutions of the ATH network that has been segregated for the development, growth and acceptance of the ATH brand. Also, restricted cash includes a reserve account for payment and transaction processing services to merchants. The restrictions of these accounts are based on contractual provisions entered into with third parties. This cash is maintained in separate accounts at a financial institution in Puerto Rico.

Debt Securities

Debt securities available-for-sale are accounted for under the provisions of the ASC 320 Investments – Debt and Equity Securities, which requires that debt securities available-for-sale (“AFS”) be carried at fair value on the Company’s consolidated balance sheets with unrealized gains (losses) recorded through other comprehensive income (“OCI”). Debt securities in an unrealized loss position which the Company intends to sell or for which it is more likely than not that the Company will be required to sell before recovery of the amortized cost basis, are written down to fair value through income.

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

Foreign Currency Translation and Transactions

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

Share-based Compensation

Performance and time based restricted stock units ("RSUs") and restricted stock are valued based on the market price of the Company’s stock at the grant date. The Company estimates the fair value of stock-based awards with market conditions, on a contemporaneous basis, at the date they are granted using the Monte Carlo simulation analysis for market based RSUs using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date or the yield of a 2-year or 3-year Treasury bond, as applicable. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in the Company’s industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date and, in certain cases, assumes that those dividends will be reinvested over the performance period.

Upon restricted stock or RSUs release, participants may elect to “net share settle”. Rather than requiring the participant to deliver cash to satisfy the tax withholdings, the Company withholds enough shares to cover these amounts and delivers the net shares to the participant.

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

Note 2—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In October 2021, the FASB issued ASU 2021-08 to update ASC 805, Business Combinations, to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company selected to early adopt this guidance with the BBR acquisition completed in the third quarter of 2022.

In March 2020, the FASB issued guidance under ASC Topic 848, Reference Rate Reform, to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met for a limited period of time in order to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments to this update are effective for all entities as of March 12, 2020 through December 31, 2022. In connection with the refinancing of the Company’s secured credit facilities on December 1, 2022, the Company amended its existing interest rate swap agreement to change the underlying rate from LIBOR to SOFR and applied the expedients included in ASC 848.

Note 3– Business Acquisitions and Dispositions

Acquisition of a Business

On July 1, 2022, EVERTEC's main operating subsidiary, EVERTEC Group closed on the acquisition of 100% of the share capital of BBR SpA (“BBR”), a payment solutions and business technology company with operations in Chile and Peru, by entering into a share purchase agreement (Contrato de Compraventa de Acciones). As consideration for the purchase, the Company transferred to the sellers upon closing cash that amounted to $45.9 million and certificates of deposits that amounted to $7.3 million. The BBR acquisition increases the Company’s payment solution offerings, provides access to larger merchants in Chile and expands the Company’s physical presence into Peru.

The Company accounted for this transaction as a business combination. The following table details the fair value of assets acquired and liabilities assumed from the BBR acquisition:

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

Refer to Note 11 Goodwill and Other Intangible Assets for detail of goodwill allocated by reportable segments. The goodwill is primarily attributed to synergies. None of the goodwill is deductible for income tax purposes.

Revenues and earnings from the BBR acquisition were not material for year ended December 31, 2022. Pro forma results of operations have not been presented because the effect of this business combination is not material to the consolidated financial condition and results of operations.

Sale of a Business

On July 1, 2022, the Company closed on a definitive agreement with Banco Popular de Puerto Rico and its parent, Popular, to sell software and prepaid assets and transfer certain employees in connection with those assets (the “Business”). As consideration for the sale of the Business, Popular delivered 4.6 million shares of Evertec common stock held by Popular with a value of $169.2 million at close (the “Popular Transaction”). Additionally, management concluded that $15.4 million included in the Company’s contract liability should be treated as consideration for the sale. Total consideration for the sale of the Business amounted to $184.7 million.

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

The MSA modifications, among other things, includes the elimination of the exclusivity requirement which was the basis for a non-compete intangible asset recorded in 2010 as part of the original MSA that was being amortized over a 15 year period. As a result, the Company determined that the balance of the non-compete intangible asset on July 1, 2022 of $12.3 million, should be

EVERTEC, Inc. Notes to Consolidated Financial Statements
written off as a component of the gain on sale of a business. The Company also concluded that certain provisions in the new contracts and transition services agreements with Popular were not at fair value, therefore requiring that a portion of the gain be allocated to these contracts based on relative stand-alone selling price which were determined from the Company's historical cost-plus margin arrangements. The Company recorded a contract liability based on relative fair value of $11.7 million in connection with this conclusion.

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

Note 4– Revenues

Summary of Revenue Recognition Accounting Policy

The Company’s revenue recognition policy follows ASC 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue from contracts with customers in consolidated financial statements.

Revenue is measured based on the consideration specified in a contract with a customer. Once the Company determines a contract's performance obligations and the transaction price, including an estimate of any variable consideration, the Company allocates the transaction price to each performance obligation in the contract using a standalone selling price (“SSP”). The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

The following is a description of the Company’s principal revenue generating activities, including the separate performance obligations by operating segment.

The Payment Services - Puerto Rico & Caribbean segment provides financial institutions, government entities, health insurance companies and other issuers services to process credit, debit and prepaid cards; automated teller machines and electronic benefit transfer (“EBT”) card programs (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). Revenue is principally derived from fixed fees per transaction and time and material basis billing for professional services provided to enhance the existing hosted platforms. Professional services in these contracts are primarily considered non-distinct from the transactional services and accounted for as a single performance obligation. Revenue for these contracts is generally recognized over time for the amount which the Company has right to consideration.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The Payment Services - Latin America segment provides financial institutions, government entities and other issuers services to process credit, debit and prepaid cards, for which revenue is recognized in the same manner as described above, as well as licensed software solutions for risk and fraud management and card payment processing. Licensed software solutions are provided mainly as Software as a Service (“SaaS”) and on-premises perpetual licenses. Set-up fees related to SaaS are considered non-distinct from the license and accounted for as a single performance obligation. SaaS revenues are recognized over time while the customer benefits from the software. On-premises perpetual licenses require significant customization and development. Professional services provided for significant customizations and development are non-distinct from the license and accounted for as a single performance obligation, recognized over time during the development of the license. Revenue is recognized based on the Company’s efforts or inputs, measured in labor hours expended, relative to the total expected inputs to satisfy the performance obligation. Maintenance or support services are considered distinct and recognized over time in the amount in which the Company has right to consideration.

The Merchant Acquiring segment provides customers with the ability to accept and process debit and credit cards. Revenue is derived from fixed or identifiable fees charged to individual merchants per transaction, set-up fees, monthly membership fees and rental of point-of-sale (“POS”) terminals. Set-up fees are considered non-distinct from the transaction processing services and accounted for as a single performance obligation. Revenue for these contracts is recognized over time in the amount in which the Company has right to consideration.

The Business Solutions segment consists of revenues from a full suite of business process management solutions. Revenue derived from core bank processing and other processing and transaction-based services are generally recognized over time in the amount in which the Company has right to consideration. Hosting services generally represent a series of distinct monthly increments that are substantially the same and has the same pattern of transfer. Professional services to enhance EVERTEC’s platforms are generally considered non-distinct from the hosting service and accounted for as a single performance obligation. Hosting services are generally recognized over time once in production throughout the term of the contract. Maintenance or support services are usually considered distinct and recognized over time in the amount in which the Company has right to consideration. Hardware and software sales are recognized at a point in time when the control of the asset is transferred to the customer. Indicators of transfer of control include the Company’s right to payment, or as the customer has legal title or physical possession of the asset. The Company may also provide professional services to enhance customer’s platforms or as IT consulting services by arranging for other parties to transfer the services (i.e., acting as an agent). For these contracts, revenue is recognized on a net basis.

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

The Company enters into collaborative arrangements aimed at growing the Company’s merchant relationships. These arrangements are accounted for under ASC 606 as required by ASC 808 Collaborative Arrangements and are included as part of the Company’s Merchant Acquiring segment and Payment Processing – Latin America segment. For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue amounting to $65.9 million, $23.9 million, and $9.9 million, respectively, for these arrangements.

Refer to Note 25 - Segment Information for further information, including revenue by products and services the Company provides and the geographic regions in which the Company operates.

Significant Judgments

Determining a measure of progress for performance obligations satisfied over time requires management to make judgments that affect the timing of revenue to be recognized. The Company exercises judgment in identifying a suitable method that depicts the entity’s performance in transferring control of these performance obligations, on a contract-by-contract basis. The principal criteria used for determining the measure of progress is the availability of reliable information that can be obtained without incurring undue cost, which generally results in the application of an input method since, in most cases, the outputs used to reasonably measure progress are not directly observable. Usually, the input method based on labor hours incurred, with respect to total expected labor hours to satisfy the performance obligation is applied. For performance obligations satisfied at a point in time, the Company determines that the customer is able to direct the use of, and obtain substantially all of the benefits

EVERTEC, Inc. Notes to Consolidated Financial Statements
from the products at the time the products are delivered and services are performed, the customer has legal title of the products or the Company’s has the right to payment.

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

Disaggregation of revenue

The Company disaggregates revenue from contract with customers into the primary geographical markets, nature of products and services, and timing of transfer of goods and services. The Company’s operating segments are determined by the nature of the products and services that the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 25, Segment Information.

In the following table, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

	Year ended on December 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$361	$2,648	$—	$11,735	$14,744
Products and services transferred over time	117,900	111,116	151,085	223,564	603,665
	$118,261	$113,764	$151,085	$235,299	$618,409

	Year ended on December 31, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$168	$2,045	$—	$8,882	$11,095
Products and services transferred over time	104,624	95,187	143,965	234,925	578,701
	$104,792	$97,232	$143,965	$243,807	$589,796

	Year ended on December 31, 2020
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$134	$1,448	$—	$9,482	$11,064
Products and services transferred over time	88,138	76,115	109,788	225,483	499,524
	$88,272	$77,563	$109,788	$234,965	$510,588

Contract balances

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table provides information about contract assets from contracts with customers.

	December 31,
(In thousands)	2022	2021
Balance at beginning of period	$1,715	$2,796
Services transferred to customers	9,313	5,374
Transfers to accounts receivable	(6,279)	(6,455)
Balance at end of period	$4,749	$1,715

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the Company become unconditional (i.e., the Company has a present right to payment). The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the consolidated balance sheets.

Accounts receivable, net at December 31, 2022 and 2021 amounted to $131.1 million and $113.3 million, respectively. Contract liability and Contract liability- Long term, at December 31, 2022 amounted to $15.2 million and $34.1 million, respectively. Contract liability and Contract liability- Long term amounted to $17.4 million and $36.3 million at December 31, 2021, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the Popular Transaction as described in Note 3 - Business Acquisitions and Dispositions. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the year ended December 31, 2022, the Company recognized revenue of $32.5 million that was included in contract liability, at December 31, 2021. During the year ended December 31, 2021, the Company recognized revenue of $25.7 million that was included in unearned income at December 31, 2020.

Transaction price allocated to the remaining performance obligations

Revenues from recurring transaction-based and processing services represent the majority of the Company’s total revenue. The Company recognizes revenues from recurring transaction-based and processing services over time at the amounts in which the Company has right to invoice, which corresponds directly to the value to the customer of the Company’s performance completed to date. Therefore, the Company has elected to apply the practical expedient in paragraph 606-10-50-14, when applicable. Under this practical expedient, the Company is not required to disclose information about remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less or if the Company recognizes revenue at the amount to which it has a right to invoice.

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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at December 31, 2022 is $1,044.8 million, which is expected to be recognized over the next 1 to 6 years. This amount consists of minimums on certain master services agreements, professional service fees for implementation or set up activities related to managed services and maintenance services typically recognized over the life of the contract, and professional service fees for customizations or development of on-premises licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 5—Cash and Cash Equivalents

At December 31, 2022 and 2021, the Company’s cash and cash equivalents amounted to $197.2 million and $266.4 million, respectively, which are deposited in accounts in financial institutions. Of the total cash balance at December 31, 2022 and 2021, $119.7 million and $96.3 million, respectively, reside in subsidiaries located outside of Puerto Rico. Cash deposited in an affiliate financial institution amounted to $173.9 million as of December 31, 2021.

Note 6 – Debt Securities

The amortized cost, gross unrealized gains and losses recorded in OCI, and estimated fair value as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,194	$9	$—	$2,203

	December 31, 2021
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,963	$78	$—	$3,041

Debt securities are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

During the years ended December 31, 2022 and 2021, the Company acquired $0.3 million and $3.0 million, respectively, in available-for-sale debt securities. Debt securities amounting to $1.0 million matured during 2022, none in 2021. No debt securities were sold during the years ended December 31, 2022 and 2021.

A provision for credit losses was not required for the periods presented above. Refer to Note 15 for disclosure requirements related to the fair value hierarchy.

Note 7 —Accounts Receivable and Allowance for Current Expected Credit Losses

Accounts receivable, net consisted of the following:

	December 31,
(In thousands)	2022	2021
Trade	$115,772	$66,255
Due from affiliates, net	—	38,120
Settlement assets	17,453	11,417
Other	14	16
Less: allowance for current expected credit losses	(2,159)	(2,523)
Accounts receivable, net	$131,080	$113,285

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
•The Company has two main industry sectors: private and governmental. The private pool is comprised mainly of leading financial institutions, merchants, and corporations, while the governmental pool is comprised of government agencies. The governmental customers possess different risk characteristics than private customers because even though invoices are due 30 days after issuance, governmental customers usually pay within 60 to 90 days after issuance (i.e., between 30 to 60 more days than private customers). The Company provides to its customers a broad range of merchant acquiring, payment services and business process management services, which constitute mission-critical technology solutions enabling customers to issue, process and accept transactions securely.
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

Rollforward of the Allowance for Current Expected Credit Losses

The activity in the allowance for current expected credit losses on trade receivables were as follows:

(In thousands)	December 31, 2022	December 31, 2021
Balance at the beginning of the period	$2,523	$2,401
Current period provision for expected credit losses	754	819
Write-offs	(1,268)	(698)
Recoveries of amounts previously written-off	150	1
Balance at the end of the period	$2,159	$2,523

The Company does not have a delinquency threshold for writing-off trade receivables. The Company has a formal process for the review and approval of write-offs.

Impairment losses on trade receivables are presented as net impairment losses within cost of revenues, exclusive of depreciation and amortization in the consolidated statements of income and comprehensive income. Subsequent recoveries of amounts previously written-off are credited against the allowance for expected current credit losses within accounts receivable, net on the consolidated balance sheets.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 8—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(In thousands)	2022	2021
Software maintenance contracts	$9,735	$11,629
Prepaid income taxes	6,655	4,080
Deferred project costs	6,075	4,927
Prepaid cloud computing arrangement fees	6,010	4,453
Contract asset	3,008	1,677
Taxes other than on income	2,657	2,405
Postage	2,297	2,078
Insurance	2,269	2,286
Guarantee deposits	1,010	850
Other	2,676	2,763
Prepaid expenses and other assets	$42,392	$37,148

Note 9—Investment in Equity Investee

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is one of the largest merchant acquirers and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark, and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for each of the years ended December 31, 2022, 2021 and 2020 amounted to approximately $0.2 million, and was recorded within earnings of equity method investment in the consolidated statements of income and comprehensive income. The Company recognized $3.0 million, $1.7 million, and $1.1 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income and comprehensive income for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022 and 2021, the Company received $2.1 million, and $1.2 million, respectively, in dividends from CONTADO. No dividends were received in 2020.

CONTADO fiscal year ends December 31 and is reported in the consolidated statements of income and comprehensive income for the period subsequent to the acquisition date on a one-month lag. No significant events occurred in CONTADO’s operations subsequent to November 30, 2022 that would have materially affected the Company’s reported results.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 10—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2022	2021
Buildings	30	$1,456	$1,359
Data processing equipment	3 - 5	162,761	141,359
Furniture and equipment	3 - 20	9,154	7,718
Leasehold improvements	5 - 10	3,660	3,277
		177,031	153,713
Less—accumulated depreciation and amortization		(121,919)	(106,365)
Depreciable assets, net		55,112	47,348
Land		1,275	1,185
Property and equipment, net		$56,387	$48,533

Depreciation and amortization expense related to property and equipment was $18.5 million, $17.4 million, and $17.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 11—Goodwill

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows:

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2020	$160,972	$52,754	$138,121	$45,823	$397,670
Foreign currency translation adjustments	—	(4,352)	—	—	(4,352)
Balance at December 31, 2021	160,972	48,402	138,121	45,823	393,318
Goodwill attributable to acquisition	—	33,247	—	—	33,247
Goodwill attributable to the sale of the business	—	—	—	(5,813)	(5,813)
Foreign currency translation adjustments	—	2,640	—	—	2,640
Balance at December 31, 2022	$160,972	$84,289	$138,121	$40,010	$423,392

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill.

The estimated fair value of the reporting units is computed using a combination of an income approach and a market approach. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include, among others, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the selection of discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. The market approach estimates the value of a reporting unit by using multiples of revenue and EBITDA based on guideline of publicly traded companies. Valuation using the market approach requires management to make assumptions related to EBITDA multiples. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability, and growth. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the

EVERTEC, Inc. Notes to Consolidated Financial Statements
recorded balance of goodwill. The Company performed a qualitative assessment or step zero process as of August 31, 2022. Using this process, the Company first assesses whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount. No impairment losses were recorded in 2022, 2021 or 2020. Based on the results of this qualitative assessment, EVERTEC believes the fair value of goodwill for each of the Company’s reporting units continues to exceed its respective carrying amount.

Note 12—Other Intangible Assets, Net
The carrying amount of other intangible assets consisted of the following:

	Useful life in years	December 31, 2022
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 15	$392,737	$(303,733)	$89,004
Trademark	1 - 15	43,195	(37,998)	5,197
Software packages	3 - 10	349,474	(243,355)	106,119
Other intangible assets, net		$785,406	$(585,086)	$200,320

	Useful life in years	December 31, 2021
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	8 - 15	$357,991	$(272,732)	$85,259
Trademark	1 - 15	41,901	(36,684)	5,217
Software packages	3 - 10	326,320	(217,643)	108,677
Non-compete agreement	15	56,539	(42,404)	14,135
Other intangible assets, net		$782,751	$(569,463)	$213,288

In the second quarter of 2022, the Company acquired a customer relationship in Puerto Rico for $10.6 million that is being amortized over five years. Revenues and expenses in connection with this customer relationship are included as part of the Payment Services - Puerto Rico & Caribbean segment. As part of the BBR acquisition, the Company added a customer relationship amounting to $22.5 million, a trademark of $1.3 million, and software of $1.1 million. On July 1, 2022, in connection with the closing of the Popular Transaction, the remaining balance of the Non-compete agreement of $12.3 million was written off against the transaction gain. The Company no longer has non-compete intangibles on its Balance Sheets. Refer to Note 3- Business Acquisitions and Dispositions for further details.
Amortization expense related to intangibles, including software packages, was $59.9 million, $57.6 million, and $54.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense related to software packages was $25.7 million, $26.0 million, and $21.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022 the Company recorded an impairment loss through cost of revenues of $4.1 million for a multi-year software development for which a reduction in future cash flows was projected. During the year ended December 31, 2021, the Company recorded an impairment charge through cost of revenues amounting to $0.6 million for a software solution that will no longer be used. Both impairment charges affected the Company’s Payment Services – Puerto Rico & Caribbean segment.
The estimated amortization expense of balances outstanding at December 31, 2022 for the next five years are as follows:

(In thousands)
2023	$56,971
2024	44,499
2025	18,780
2026	12,536
2027	8,888

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 13—Other Long-Term Assets

As of December 31, 2022, other long-term assets included $2.7 million related to deferred debt-issuance costs related to the revolving credit facility, $6.8 million related to the long-term portion of certain software maintenance contracts, $5.4 million related to the long-term portion of deferred costs and $1.7 million related to the long-term portion of contract assets.

As of December 31, 2021, other long-term assets included $0.7 million related to deferred debt-issuance costs related to the revolving credit facility, $4.9 million related to the long-term portion of certain software maintenance contracts, and $4.3 million related to the long-term portion of deferred costs.

Note 14—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(In thousands)	2022	2021
2023 Term A Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(2))	$—	$170,875
2024 Term B Loan bearing interest at a variable interest rate (LIBOR plus applicable margin(1)(3))	—	293,660
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin (1)(4))	410,248	—
Notes Payable due on January 1, 2022(1)	—	758
Total debt	$410,248	$465,293

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Applicable margin of 1.75% at December 31, 2021.
(3)Subject to a minimum rate (“LIBOR floor”) of 0.00% plus applicable margin of 3.50% at December 31, 2021.
(4)Subject to minimum rate (“SOFR floor”) of 0.00% plus applicable margin of 1.50% at December 31, 2022.

The following table presents contractual principal payments for the next years:

(In thousands)
2023	$20,750
2024	20,750
2025	20,750
2026	20,750
2027	332,000

2022 Secured Credit Facilities

On December 1, 2022 (the “Closing Date”), EVERTEC and EVERTEC Group, entered into a credit agreement (the “Credit Agreement”) with a syndicate of lenders and Truist Bank (“Truist”), as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility (the “Term Loan Facility”) and (ii) a $200.0 million revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “2022 Credit Facilities”). The 2022 Credit Facilities mature on December 1, 2027 (the “Maturity Date”). Concurrently with the execution of the 2022 Credit Agreement, the Company terminated the existing senior secured credit facilities.

Scheduled Amortization Payments

The Term Loan Facility amortizes in equal quarterly installments at a rate per annum equal to, initially, 5% of the principal amount and, for any installment payments to be made in the calendar year ending 2027, 7.5% of the principal amount, with the balance payable on the Maturity Date. The Revolving Credit Facility terminates on the Maturity Date, and loans thereunder may be borrowed, repaid and reborrowed prior thereto.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Voluntary Prepayments and Reduction and Termination of Commitments

EVERTEC Group may prepay loans under the Term Loan Facility and permanently reduce the loan commitments under the Revolving Facility at any time without premium or penalty, subject to compensation for any break funding costs incurred by a lender and timely submission of a notice of prepayment or commitment reduction, as applicable. EVERTEC Group is required to make certain mandatory prepayments of the 2022 Credit Facilities in certain circumstances.

Interest

The interest rates under the 2022 Credit Facilities denominated in US Dollars, are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio or (b) the ABR plus an applicable margin of 0.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 0.75%, 1.00%, 1.25% or 1.50% per annum) based upon the Company’s total net leverage ratio. Borrowings under the Revolving Credit Facility that are denominated in a currency other than Dollars will bear interest at the Alternative Currency Rate for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio.

Guarantees and Collateral

The 2022 Credit Facilities are secured by substantially all assets of EVERTEC and its existing and future material subsidiaries (including EVERTEC Group), subject to customary exceptions. EVERTEC and each of EVERTEC’s existing and future material wholly-owned subsidiaries (including EVERTEC Group with respect to the obligations of EVERTEC and its existing and future material wholly-owned subsidiaries (other than EVERTEC Group)), subject to certain customary exceptions, guarantee repayment of the 2022 Credit Facilities.

In connection with the Credit Agreement, on December 1, 2022, EVERTEC, EVERTEC Group and the subsidiary guarantors party thereto, entered into a Guarantee Agreement (the “Guarantee Agreement”), pursuant to which EVERTEC Group’s obligations under the 2022 Credit Facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly-owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

In addition, on December 1, 2022, EVERTEC, EVERTEC Group and the subsidiaries party thereto, entered into a Collateral Agreement (the “Collateral Agreement”), pursuant to which, subject to certain exceptions, the 2022 Credit Facilities are secured, to the extent legally permissible, by substantially all of the assets of (1) EVERTEC, including a perfected pledge of all of the limited liability company interests of EVERTEC Intermediate Holdings, LLC (“Holdings”), (2) Holdings, including a perfected pledge of all of the limited liability company interests of EVERTEC Group and (3) EVERTEC Group and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by EVERTEC Group or any guarantor and (b) a perfected security interest in substantially all tangible and intangible assets of EVERTEC Group and each guarantor.

Covenants

The 2022 Credit Facilities are subject to customary affirmative and negative covenants. The negative covenants in the 2022 Credit Facilities include, among other things, limitations (subject to exceptions) on the ability of EVERTEC and its restricted subsidiaries to:

•declare dividends and make other distributions;
•redeem or repurchase capital stock;
•grant liens;
•make loans or investments (including acquisitions);
•merge or enter into acquisitions
•sell assets;
•enter into any sale or lease-back transactions;
•incur additional indebtedness;
•prepay, redeem or repurchase certain indebtedness;
•modify the terms of certain debt;
•restrict dividends from subsidiaries;

EVERTEC, Inc. Notes to Consolidated Financial Statements
•change the business of EVERTEC or its subsidiaries; and
•enter into transactions with their affiliates.

In addition, the 2022 Credit Facilities require EVERTEC Group to maintain a maximum total net leverage ratio of 4.50 to 1.00 (i) from March 31, 2023 to September 30, 2024, and 4.00 to 1.00 (ii) thereafter.

Events of Default

The events of default under the 2022 Credit Facilities include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined in the Credit Agreement) and cross-events of default on material indebtedness.

The unpaid principal balance at December 31, 2022 of the Term Loan Facility was $415.0 million. The additional borrowing capacity for the Revolving Facility at December 31, 2022 was $174.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

2018 Secured Credit Facilities

On November 27, 2018, EVERTEC and EVERTEC Group (“Borrower”) entered into a credit agreement providing for the secured credit facilities, consisting of a $220.0 million term loan A facility (“2023 Term A Loan”), a $325.0 million term loan B facility (“2024 Term B Loan”) and a $125.0 million revolving credit facility (the “Revolving Facility”), with a syndicate of lenders and Bank of America, N.A. (“Bank of America”), as administrative agent, collateral agent, swingline lender and line of credit issuer (collectively the “2018 Credit Agreement”). The 2018 Credit Agreement was terminated on December 1, 2022.

Notes payable

In December 2019, EVERTEC Group entered into two non interest-bearing financing agreements amounting to $2.4 million to purchase software and maintenance, which were fully repaid in January 2022. As of December 31, 2021, the outstanding principal balance of the notes payable was $0.8 million. These notes are included in accounts payable in the Company’s consolidated balance sheet as of December 31, 2021.

Interest Rate Swaps

As of December 31, 2022, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company’s Term Loan Facility from variable to fixed:

Swap Amendment	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.89%
In connection with the Credit Agreement, the Company amended the 2018 Swap variable rate from 1-month LIBOR to 1-month SOFR as allowed by the expedients included in ASC Topic 848 Reference Rate Reform. The Company continued to account for this agreement as a cash flow hedge.

As of December 31, 2022, and 2021, the carrying amount of the derivatives included on the Company’s consolidated balance sheets was an asset of $7.4 million and a liability of $13.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2022, 2021 and 2020, the Company reclassified losses of $3.0 million, $7.1 million and $5.1 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current SOFR rates, the Company expects to reclassify gains of $3.7 million from accumulated other comprehensive loss into interest expense over the next 12 months. Refer to Note 15 for tabular disclosure of the fair value of derivatives and to Note 17 for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2022, the cash flow hedge is considered highly effective.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Note 15—Financial Instruments and Fair Value Measurements

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

The following table summarizes fair value measurements by level at December 31, 2022 and 2021, for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial asset:
Costa Rica Government Obligations	$—	$2,203	$—	$2,203
Interest rate swap	$—	$7,440	$—	$7,440
December 31, 2021
Financial asset:
Costa Rica Government Obligations	$—	$3,041	$—	$3,041
Financial liability:
Interest rate swap	$—	$13,392	$—	$13,392
Costa Rica Government Obligations

The fair value of the debt securities is determined by a third-party service provider and it is based on the value of trading securities in the local Costa Rica market.

Derivative Instruments

The fair value of the Company’s derivative instrument is determined using a standard valuation model. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable forward rates and discount rates. The discount rates are based on the historical LIBOR/ SOFR Swap rates.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2022 and 2021:

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31,
	2022		2021
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset:
Costa Rica Government Obligations	$2,203	$2,203	$3,041	$3,041
Interest rate swap	$7,440	$7,440	$13,392	$13,392
Financial liabilities:
2023 Term A Loan	—	—	170,875	168,610
2024 Term B Loan	—	—	293,660	294,735
Term Loan Facility	410,248	413,494	—	—

The fair values of the term loans at December 31, 2022 and 2021 were obtained using the prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants. The secured term loans are not measured at fair value in the balance sheets.
There were no transfers in or out of Level 3 during the years ended December 31, 2022, 2021 and 2020.

Note 16—Other Long-Term Liabilities

As of December 31, 2022, other long-term liabilities mainly consist of an unrecognized tax benefit liability of $2.1 million, and other long-term liabilities of $2.0 million.

As of December 31, 2021, other long-term liabilities mainly consist of an unrecognized tax benefit liability of $5.6 million, and other long-term liabilities of $2.7 million.

Note 17—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2022 and 2021, the Company had 64,847,233 and 71,969,856 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2022 and 2021, no shares of preferred stock have been issued.

Stock Repurchase

In 2022, 2021 and 2020, the Company repurchased a total of 2.8 million, 0.6 million, and 0.3 million shares, respectively, at a cost of $96.6 million, $24.4 million and $7.3 million. The Company funded such repurchases with cash on hand and borrowings to the existing revolving credit facility. Additionally, as part of closing the Popular Transaction, the Company received 4.6 million shares of its own common stock. All repurchased shares in the years ended December 31, 2022, 2021 and 2020 and the shares received as part of the Popular Transaction were retired.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Dividends

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by the Board of Directors (“Board”) each quarter. Any declaration and payment of future dividends to holders of the common stock will be at the discretion of the Board and will depend on many factors, including the financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that the Board deems relevant. The Company’s dividend activity in 2022 and 2021 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 18, 2021	March 1, 2021	March 26, 2021	0.05
April 22, 2021	May 3, 2021	June 4, 2021	0.05
July 22, 2021	August 2, 2021	September 3, 2021	0.05
October 21, 2021	November 1, 2021	December 3, 2021	0.05
February 15, 2022	February 25, 2022	March 25, 2022	0.05
April 21, 2022	May 2, 2022	June 3, 2022	0.05
July 28, 2022	August 8, 2022	September 2, 2022	0.05
October 21, 2022	November 1, 2022	December 2, 2022	0.05

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive loss for the years ended December 31, 2022 and 2021:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Unrealized Gains on Debt Securities AFS	Total
Balance - December 31, 2020, net of tax	$(24,842)	$(23,412)	$—	$(48,254)
Other comprehensive (loss) income before reclassifications	(11,129)	4,086	109	(6,934)
Effective portion reclassified to net income	—	7,065	—	7,065
Balance - December 31, 2021, net of tax	(35,971)	(12,261)	109	(48,123)
Other comprehensive income (loss) before reclassifications	12,490	16,213	(68)	28,635
Effective portion reclassified to net income	—	3,002	—	3,002
Balance - December 31, 2022, net of tax	$(23,481)	$6,954	$41	$(16,486)

Note 18—Share-based Compensation

Long-Term Incentive Plan (“LTIP”)

During the three months ended March 31, 2020, 2021 and 2022, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (“Board”) approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2020 LTIP, 2021 LTIP and 2022 LTIP, respectively, all under the terms of the Company’s 2013 Equity Incentive Plan.

On May 20, 2022 (the “Effective Date”), the Company’s shareholders approved the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) which replaced the Company’s 2013 Equity Incentive Plan. The 2022 Plan allows the Company to grant 5,250,000 shares of common stock. In addition, 757,357 shares remaining available for grant under the 2013 Plan as of the Effective Date were rolled over to the 2022 Plan and are available to be granted as of the Effective Date. Under the terms of the 2022 Plan, any shares of common stock of the Company covered by outstanding awards under the 2013 Plan as of the Effective Date will again become available for grant, to the extent the shares underlying such awards are not issued because they are forfeited or settled or terminated without distribution of shares of common stock of the Company.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the award agreements. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

For the performance-based awards under the 2020 LTIP, 2021 LTIP, and 2022 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation, and amortization (“Adjusted EBITDA”) as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return (“TSR”) performance modifier. The Adjusted EBITDA measure is based on annual targets and can produce a payout between 0% and 200%. The TSR modifier adjusts the shares earned based on the core Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 27, 2023 for the 2020 LTIP, March 2, 2024 for the 2021 LTIP, and February 25, 2025 for the 2022 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes the nonvested RSUs activity for the years ended December 31, 2022, 2021 and 2020:

Nonvested restricted shares and RSUs	Shares	Weighted average grant date fair value
Nonvested at December 31, 2019	1,592,755	$20.71
Granted	413,733	31.62
Vested	(762,194)	16.65
Forfeited	(150,779)	19.22
Nonvested at December 31, 2020	1,093,515	27.88
Granted	705,970	31.93
Vested	(683,706)	20.95
Forfeited	(29,450)	33.36
Nonvested at December 31, 2021	1,086,329	34.73
Granted	709,350	41.90
Vested	(421,764)	33.02
Forfeited	(10,135)	37.66
Nonvested at December 31, 2022	1,363,780	$38.96
Share-based compensation recognized was as follows:

	Years ended December 31,
(In thousands)	2022	2021	2020
Share-based compensation recognized, net
RSUs	$19,956	$14,799	$14,253
The maximum unrecognized cost for restricted stock units was $26.8 million as of December 31, 2022. The cost is expected to be recognized over a weighted average period of 1.8 years.

Note 19—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years

EVERTEC, Inc. Notes to Consolidated Financial Statements
ended December 31, 2022, 2021 and 2020, the costs incurred under the plan amounted to approximately $1.1 million, $1.0 million and $0.9 million, respectively.

Note 20—Total Other Income (Expenses)

For the year ended December 31, 2022, other income (expenses) is primarily comprised of $2.4 million in realized gains on foreign currency transactions and a $1.3 million loss on extinguishment of debt.
For the year ended December 31, 2021, other income (expenses) is primarily comprised of $1.7 million in realized gains on foreign transactions and $0.8 million for a gain on sale of assets from Ticketpop.
For the year ended December 31, 2020, other income (expenses) is primarily comprised of $2.0 million in realized gains on foreign currency transactions.

Note 21—Income Tax

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
The components of income tax expense consisted of the following:

	Years ended December 31,
(In thousands)	2022	2021	2020
Current tax provision	$29,418	$23,388	$22,907
Deferred tax benefit	(435)	(2,826)	(3,905)
Income tax expense	$28,983	$20,562	$19,002

EVERTEC, Inc. Notes to Consolidated Financial Statements
The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense and its segregation based on location of operations:

	Years ended December 31,
(In thousands)	2022	2021	2020
Income before income tax provision
Puerto Rico	$246,049	$148,331	$98,608
United States	273	622	3,953
Foreign countries	21,530	32,752	21,292
Total income before income tax provision	$267,852	$181,705	$123,853
Current tax provision
Puerto Rico	$9,096	$6,792	$7,260
United States	389	137	612
Foreign countries	19,933	16,459	15,035
Total current tax provision	$29,418	$23,388	$22,907
Deferred tax (benefit) provision
Puerto Rico	$4,564	$(2,428)	$(2,087)
United States	6	109	1,041
Foreign countries	(5,005)	(507)	(2,859)
Total deferred tax benefit	$(435)	$(2,826)	$(3,905)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of December 31, 2022 and 2021, the Company had $115.5 million and $99.1 million of unremitted earnings from foreign subsidiaries, respectively. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted, and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

In addition, in August 2018, the Puerto Rico Industrial Development Company approved the requested extension of a grant under Tax Incentive Law No. 135 of 1997 for EVERTEC Group. Under this grant, activities derived from certain development and installation service in excess of a determined income are subject to a fixed tax rate of 10% for a 10-year period from January 1, 2018.
The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(In thousands)	2022	2021
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$264	$175
Unearned income	4,536	10,475
Lease liability	2,036	2,655
Share-based compensation	1,634	1,181
Debt issuance costs	55	132
Accrued liabilities	5,498	3,263
Derivative liability	29	1,036
Accrual of contract maintenance cost	419	84
Impairment of asset	91	290
Other	1,723	1,596
Total gross deferred tax assets	16,285	20,887
Deferred tax liabilities (“DTL”)
Capitalized salaries	2,321	2,193
Difference between the assigned values and the tax basis of assets and liabilities recognized in business combinations	12,947	7,978
Right of use asset	2,293	2,707
Other	3,134	3,468
Total gross deferred tax liabilities	20,695	16,346
Deferred tax asset (liability), net	$(4,410)	$4,541

As of December 31, 2022 and 2021, the net deferred tax liability and asset amounted to $2.8 million and $5.9 million, respectively, with a valuation allowance of approximately $1.6 million and $1.4 million, respectively, included as part of other deferred tax assets, for a net deferred tax liability and asset after valuation allowance of approximately $4.4 million and $4.5 million, respectively.

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for alternative minimum tax (“AMT”) for taxable years commencing after December 31, 2014. However, Act 257 of 2018 limits the deduction of NOLs to 90% for regular tax for tax years commencing after December 31, 2018. At December 31, 2022, the Company has $10.0 million, $0.7 million and $4.4 million in NOL carryforwards related to Puerto Rico industrial development income, United States and foreign countries, respectively, available to offset future eligible income. The NOL balance as of December 31, 2022 expires as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

(In thousands)
2026	$—
2028	722
2029	1,558
2030	4,206
2031	4,328
2033	2,852
Indefinitely	1,404

The Company recognizes the benefit of uncertain tax positions (“UTPs”) only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The following is a tabular reconciliation of the total amounts of UTPs:

	Years ended December 31,
(In thousands)	2022	2021	2020
Balance, beginning of year	$3,951	$5,908	$9,146
Gross increases—tax positions in prior period	62	431	1,335
Gross decreases—tax positions in prior period	(35)	(101)	(192)
Lapse of statute of limitations	(2,498)	(2,287)	(4,381)
Balance, end of year	$1,480	$3,951	$5,908

As of December 31, 2022, 2021 and 2020, approximately $1.5 million, $4.0 million and $5.9 million, respectively, would have affected the Company’s effective income tax rate, if recognized.

The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2022, 2021 and 2020, the Company recognized an income tax expense of $0.2 million, $0.4 million and $0.3 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2022 and 2021 was $0.6 million and $1.6 million, respectively. During the quarter ended September 30, 2022, the Company released $3.6 million of the previously recorded Puerto Rico liability for uncertain tax positions related to the net operating loss created by transaction costs from mergers and acquisitions as a result of the expiration of the statute of limitations.

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

The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico and Costa Rica. The income tax returns for 2018, 2019, 2020, and 2021 are currently open for examination for both jurisdictions, while 2014 and 2015 are also open for examination for Costa Rica.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate of 37.5% to the income before income taxes as a result of the following:

	Years ended December 31,
(In thousands)	2022	2021	2020
Computed income tax at statutory rates	$100,445	$68,139	$46,445
Differences in tax rates due to multiple jurisdictions	3,347	2,003	839
Excess tax benefits on share-based compensation	348	(1,023)	(1,094)
Effect of income subject to tax-exemption grant	(34,638)	(46,762)	(31,347)
Effect of the gain on sale of a business	(39,645)	—	—
Unrecognized tax (benefit) expense	(3,438)	(3,388)	1,322
Other, net	2,564	1,593	2,837
Income tax expense	$28,983	$20,562	$19,002

Note 22—Net Income Per Common Share
The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2022	2021	2020
Net income available to EVERTEC, Inc.'s common shareholders	$239,009	$161,130	$104,436
Weighted average common shares outstanding	68,701,434	72,053,795	71,943,965
Weighted average potential dilutive common shares (1)	611,283	816,790	1,107,240
Weighted average common shares outstanding—assuming dilution	69,312,717	72,870,585	73,051,205
Net income per common share—basic	$3.48	$2.24	$1.45
Net income per common share—diluted	$3.45	$2.21	$1.43

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.
Refer to Note 17 for a detail of dividends declared and paid during 2022 and 2021.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 23—Related Party Transactions

In connection with closing of the Popular Transaction on July 1, 2022, the Company terminated the existing stockholder agreement with Popular, which granted Popular certain benefits as a shareholder of the Company. In addition, on August 15, 2022, through a secondary offering, Popular sold its remaining shares of common stock of Evertec and as of that date no longer holds any shares of EVERTEC common stock. EVERTEC is no longer considered a subsidiary of Popular under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Given both the termination of the stockholder agreement and that Popular is no longer a shareholder of EVERTEC, management concluded that Popular is no longer a related party as of August 15, 2022.
The following table presents the Company’s transactions with Popular while they were deemed a related party during 2022 and for the years ended December 31, 2021 and 2020, respectively.

	Years ended December 31,
(In thousands)	2022(1)	2021	2020
Total revenues	$153,335	$245,613	$226,074
Cost of revenues	$2,386	$2,610	$4,317
Rent and other fees	$4,433	$7,487	$8,320
Interest earned from an affiliate
Interest income	$1,011	$647	$391

(1)Amounts presented through August 15, 2022.

As of December 31, 2021, EVERTEC had the following balances arising from transactions with related parties:

2021
Cash and restricted cash deposits in affiliated bank	$187,602
Other due/to from affiliate
Accounts receivable	$38,120
Prepaid expenses and other assets	$1,763
Operating lease right-of use assets	$13,533
Other long-term assets	$2,853
Accounts payable	$5,601
Contract liabilities	$40,982
Operating lease liabilities	$14,019
The balance of cash and restricted cash deposits in an affiliated bank was included within the cash and cash equivalents and restricted cash line items in the accompanying consolidated balance sheet. Due from affiliates mainly included the amounts outstanding related to processing and information technology services billed to Popular subsidiaries according to the terms of the MSA under which EVERTEC Group has a contract to provide such services for at least 15 years on an exclusive basis for the duration of the agreement on commercial terms consistent with historical pricing practices among the parties. This amount was included in the accounts receivable, net in the consolidated balance sheet.

Note 24—Commitments and Contingencies
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

EVERTEC, Inc. Notes to Consolidated Financial Statements
Leases

The Company has operating leases for certain office facilities, buildings, telecommunications and other equipment; and finance leases for certain equipment. The Company’s lease contracts have remaining terms ranging from 1 year to 6 years, some of which may include options to extend the leases for up to 5 years, and some which may include the option to terminate the lease within 1 year.

Total lease cost consisted of the following:

	Years ended December 31,
(in thousands)	2022	2021
Operating lease cost	$7,058	$6,948
Variable lease cost	2,855	2,472
Total lease costs	$9,913	$9,420
Other Balance Sheet information related to operating leases was as follows:

	December 31,
(In thousands)	2022	2021
Right-of-use assets obtained in exchange for operating lease obligations	$3,327	$178
Weighted average remaining lease term, in years	3	4
Weighted Average Discount Rate	1.7%	2.3%
The following table presents the balance of Operating lease obligations:

	December 31,
(In thousands)	2022	2021
Operating lease liability - current	$5,936	$5,580
Operating lease liability - long-term	10,788	16,456
Total operating lease liabilities	$16,724	$22,036
Future minimum operating lease payments at December 31, 2022 were as follows:

(In thousands)
2023	6,697
2024	5,753
2025	4,275
2026	813
2027	674
Thereafter	202
Total future minimum lease payments	18,414
Less: imputed interest	(1,690)
Total	$16,724

Note 25—Segment Information

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Payment Services - Latin America, Merchant Acquiring, and Business Solutions.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale (“POS”) transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions and digital payment services to the government of Puerto Rico), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
•intersegment revenues and expenses, and
•other non-recurring fees and expenses that are not considered when management evaluates financial performance at a segment level.

The Chief Operating Decision Maker (“CODM”) reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	December 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$178,481	$128,221	$151,085	$235,299	$(74,677)	$618,409
Operating costs and expenses	103,773	106,693	94,976	156,915	(1,348)	461,009
Depreciation and amortization	20,379	14,121	4,160	17,027	22,931	78,618
Non-operating income (expenses)	1,258	(3,318)	1,372	138,033	(5,242)	132,103
EBITDA	96,345	32,331	61,641	233,444	(55,640)	368,121
Compensation and benefits (2)	3,357	3,598	1,641	2,114	9,625	20,335
Transaction, refinancing, and other fees (3)	1,078	145	325	(134,990)	14,493	(118,949)
Adjusted EBITDA	$100,780	$36,074	$63,607	$100,568	$(31,522)	$269,507

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $49.5 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software developments and transaction processing of $14.5 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $10.7 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2022 Credit Agreement, the gain from the Popular transaction and the elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of dividends received.

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations. Intersegment revenue eliminations predominantly reflect the $34.6 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring and intercompany software sale and developments of $9.0 million from Payment Services-Latin America to Payment Services-Puerto Rico & Caribbean.
(2)Primarily represents share-based compensation.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, an impairment charge and elimination of non-cash equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The reconciliation of EBITDA to consolidated net income is as follows:

	Years ended December 31,
(In thousands)	2022	2021	2020
Total EBITDA	$368,121	$277,696	$218,943
Less:
Income tax expense	28,983	20,562	19,002
Interest expense, net	21,651	20,921	23,572
Depreciation and amortization	78,618	75,070	71,518
Net Income	$238,869	$161,143	$104,851

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(In thousands)	2022	2021	2020
Revenues (1)
Puerto Rico	$481,676	$473,647	$418,151
Caribbean	22,969	18,917	14,873
Latin America	113,764	97,232	77,564
Total Revenues	$618,409	$589,796	$510,588

(1)Revenues are based on subsidiaries’ country of domicile.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Major customers
The Company continues to have revenue concentration with Popular, revenues as a percentage of total revenues, were 39%, 42% and 44%, for the years ended December 31, 2022, 2021 and 2020, respectively. Accounts receivable from Popular as of December 31, 2022 amounted to $41.6 million.
The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 7%, 6%, and 8% of the Company’s total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 26—Subsequent Events

On February 16, 2023, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on March 17, 2023 to stockholders of record as of the close of business on February 28, 2023. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board of Directors’ approval and may be adjusted as business needs or market conditions change.

On February 16, 2023, the Company closed on the acquisition of 100% of Paysmart Pagamentos Eletronicos Ltda (“paySmart”). Headquartered in Porto Alegre, Brazil, paySmart provides issuer processing services and BIN Sponsorship services for prepaid programs under domestic and international schemes in Brazil. The aggregate purchase price is R$130 million, approximately USD$25 million at current exchange rates. The acquisition expands the Company's footprint in Brazil and compliments the current product offering in the country.

Schedule I

EVERTEC, Inc. Condensed Financial Statements
Parent Company Only
Condensed Balance Sheets

	December 31,
(In thousands)	2022	2021
Assets
Current assets:
Cash	$1,680	$1,680
Prepaid expenses and other assets	16	—
Total current assets	1,696	1,680
Investment in subsidiaries, at equity	503,145	468,651
Deferred tax asset, net	—	4,062
Total assets	$504,841	$474,393
Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$325	$1,259
Accounts payable	29,553	1,448
Income tax payable	1,853	1,834
Total current liabilities	31,731	4,541
Other long-term liabilities	1,599	3,640
Total liabilities	33,330	8,181
Stockholders’ equity:
Common stock	648	719
Additional paid-in capital	—	7,565
Accumulated earnings	487,349	506,051
Accumulated other comprehensive loss, net of tax	(16,486)	(48,123)
Total stockholders’ equity	471,511	466,212
Total liabilities and stockholders’ equity	$504,841	$474,393

Schedule I

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(In thousands)	2022	2021	2020
Non-operating income (expenses)
Equity in earnings of subsidiaries	$72,549	$157,787	$103,308
Interest income	290	157	234
Other expenses	166,745	(2,563)	(1,594)
Income before income taxes	239,584	155,381	101,948
Income tax benefit	575	(5,749)	(2,489)
Net income	239,009	161,130	104,437
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	12,490	(11,129)	(7,970)
Loss on cash flow hedges	19,215	11,151	(10,275)
Unrealized gain on change in fair value of debt securities available-for-sale	(68)	109	—
Total comprehensive income	$270,646	$161,261	$86,192
Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities	$116,052	$47,590	$29,817
Cash flows from financing activities
Dividends paid	(13,772)	(14,409)	(14,382)
Repurchase of common stock	(96,595)	(24,388)	(7,300)
Withholding taxes paid on share-based compensation	(5,685)	(8,793)	(8,134)
Net cash used in financing activities	(116,052)	(47,590)	(29,816)
Net change in cash	—	—	1
Cash at beginning of the period	1,680	1,680	1,679
Cash at end of the period	$1,680	$1,680	$1,680