Form 10-Q
period 2023-03-31
EVERTEC, Inc.
filed 2023-04-28
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023 or

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
At April 21, 2023, there were 65,078,462 outstanding shares of common stock of EVERTEC, Inc.

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

Words such as “believes,” “expects,” "anticipates," "intends," "projects," “estimates,” and “plans” and similar expressions of future or conditional verbs such as "will,""should,""would," "may," and "could" are generally forward-looking in nature and not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

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
•a decreased client base due to consolidations and/or failures in the financial services industry;
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
•the possibility of future catastrophic hurricanes, earthquakes and other potential natural disasters affecting our main markets in Latin America and the Caribbean; and
•the impact on our relationship with Popular after their exit of our common stock.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part 1, Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023, as updated in our subsequent filings with the SEC, and in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. The Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless it is required to do so by law.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$173,662	$197,229
Restricted cash	19,015	18,428
Accounts receivable, net	127,876	131,080
Prepaid expenses and other assets	47,944	42,392
Total current assets	368,497	389,129
Debt securities available-for-sale, at fair value	2,179	2,203
Investment in equity investee	15,703	14,661
Property and equipment, net	56,858	56,387
Operating lease right-of-use asset	15,627	15,918
Goodwill	434,340	423,392
Other intangible assets, net	213,706	200,320
Deferred tax asset	7,926	5,701
Derivative asset	5,768	7,440
Net investment in leases	—	14
Other long-term assets	16,589	16,578
Total assets	$1,137,193	$1,131,743
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$80,064	$90,341
Accounts payable	47,647	46,751
Contract liability	19,737	15,226
Income tax payable	9,239	9,406
Current portion of long-term debt	20,750	20,750
Short-term borrowings	—	20,000
Current portion of operating lease liability	5,796	5,936
Total current liabilities	183,233	208,410
Long-term debt	384,550	389,498
Deferred tax liability	10,162	10,111
Contract liability - long term	33,284	34,068
Operating lease liability - long-term	10,592	10,788
Other long-term liabilities	4,231	4,120
Total liabilities	626,052	656,995
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 65,078,462 shares issued and outstanding as of March 31, 2023 (December 31, 2022 - 64,847,233)	651	648
Additional paid-in capital	—	—
Accumulated earnings	507,563	487,349
Accumulated other comprehensive loss, net of tax	(446)	(16,486)
Total EVERTEC, Inc. stockholders’ equity	507,768	471,511
Non-controlling interest	3,373	3,237
Total equity	511,141	474,748
Total liabilities and equity	$1,137,193	$1,131,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended March 31,
	2023	2022

Revenues (affiliates Note 15)	$159,814	$150,248

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	76,417	64,659
Selling, general and administrative expenses	23,875	20,384
Depreciation and amortization	19,432	19,160
Total operating costs and expenses	119,724	104,203
Income from operations	40,090	46,045
Non-operating income (expenses)
Interest income	1,133	667
Interest expense	(5,643)	(5,547)
(Loss) gain on foreign currency remeasurement	(4,864)	2,669
Earnings of equity method investment	1,155	570
Other income, net	1,010	637
Total non-operating expenses	(7,209)	(1,004)
Income before income taxes	32,881	45,041
Income tax expense	2,818	6,175
Net income	30,063	38,866
Less: Net income (loss) attributable to non-controlling interest	11	(32)
Net income attributable to EVERTEC, Inc.’s common stockholders	30,052	38,898
Other comprehensive (loss) income, net of tax of $(116) and $423
Foreign currency translation adjustments	17,605	2,214
(Loss) gain on cash flow hedges	(1,545)	9,725
Unrealized loss on change in fair value of debt securities available-for-sale	(20)	(27)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$46,092	$50,810
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.46	$0.54
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.46	$0.53

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	64,847,233	$648	$—	$487,349	$(16,486)	$3,237	$474,748
Share-based compensation recognized	—	—	5,557	—	—	—	5,557
Repurchase of common stock	(187,976)	(1)	—	(6,268)	—	—	(6,269)
Restricted stock units delivered	419,205	4	(5,557)	(321)	—	—	(5,874)
Net income	—	—	—	30,052	—	11	30,063
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,249)	—	—	(3,249)
Other comprehensive income	—	—	—	—	16,040	125	16,165
Balance at March 31, 2023	65,078,462	$651	$—	$507,563	$(446)	$3,373	$511,141

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	71,969,856	$719	$7,565	$506,051	$(48,123)	$4,056	$470,268
Share-based compensation recognized	—	—	4,279	—	—	—	4,279
Repurchase of common stock	(521,643)	(5)	(6,193)	(14,981)	—	—	(21,179)
Restricted stock units delivered	251,085	3	(5,651)	—	—	—	(5,648)
Net income (loss)	—	—	—	38,898	—	(32)	38,866
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,598)	—	—	(3,598)
Other comprehensive income	—	—	—	—	11,912	248	12,160
Balance at March 31, 2022	71,699,298	$717	$—	$526,370	$(36,211)	$4,272	$495,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$30,063	$38,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,432	19,160
Amortization of debt issue costs and accretion of discount	396	404
Operating lease amortization	1,626	1,450
Provision for expected credit losses and sundry losses	2,371	59
Deferred tax benefit	(2,208)	(702)
Share-based compensation	5,557	4,279
Loss on disposition of property and equipment	159	91
Earnings of equity method investment	(1,155)	(570)
Loss (gain) on foreign currency remeasurement	4,864	(2,669)
Decrease (increase) in assets:
Accounts receivable, net	10,044	7,060
Prepaid expenses and other assets	(5,388)	(5,573)
Other long-term assets	(261)	(3,319)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(13,417)	1,773
Income tax payable	(639)	2,248
Contract liability	3,089	4,387
Operating lease liabilities	310	23
Other long-term liabilities	(332)	714
Total adjustments	24,448	28,815
Net cash provided by operating activities	54,511	67,681
Cash flows from investing activities
Additions to software	(9,257)	(8,669)
Property and equipment acquired	(4,063)	(5,621)
Acquisitions, net of cash acquired	(23,317)	—
Net cash used in investing activities	(36,637)	(14,290)
Cash flows from financing activities
Withholding taxes paid on share-based compensation	(5,874)	(5,648)
Net decrease in short-term borrowings	(20,000)	—
Repayment of short-term borrowings for purchase of equipment and software	—	(806)
Dividends paid	(3,249)	(3,598)
Repurchase of common stock	(6,269)	(21,179)
Repayment of long-term debt	(5,187)	(4,938)
Net cash used in financing activities	(40,579)	(36,169)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(275)	766
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,980)	17,988
Cash, cash equivalents and restricted cash at beginning of the period	215,657	285,917
Cash, cash equivalents and restricted cash at end of the period	$192,677	$303,905
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$173,662	$283,610
Restricted cash	19,015	20,295
Cash, cash equivalents and restricted cash	$192,677	$303,905
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,874	$5,666
Cash paid for income taxes	6,119	4,287
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	$5,282	$1,260
Accounts payable related to business acquisition	$881	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction processing business in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in Latin America. In addition, EVERTEC provides a comprehensive suite of services for core banking, cash processing and fulfillment in Puerto Rico and technology outsourcing and payment transactions fraud monitoring in all the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations, and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Note 2 – Business Acquisition

Acquisition of a Business

On February 16, 2023, the Company closed on the acquisition of 100% of Paysmart Pagamentos Eletronicos Ltda (“paySmart”). Headquartered in Porto Alegre, Brazil, paySmart provides issuer processing services and BIN Sponsorship services for prepaid programs under domestic and international schemes in Brazil. The aggregate purchase price was $130 million Brazilian reals, approximately USD$25 million. The acquisition expands the Company's footprint in Brazil and compliments the current product offering in the country.

The Company accounted for this transaction as a business combination, the purchase price allocation summary is preliminary and subject to change. As part of the transaction, the Company received net assets with a book value of approximately $6.5 million, including settlement assets and settlement liabilities which result from timing differences in paySmart's settlement process with merchants. The Company's analysis of the acquired settlement assets and settlement liabilities is not complete, and the Company will record the settlement assets and settlement liabilities, which are expected to be substantially equivalent amounts within current assets and current liabilities, once such analysis is completed during the purchase accounting period. The Company has also identified intangible assets other than goodwill for which a portion of the purchase price must be allocated and preliminarily allocated the purchase price to the following identified intangible assets: $9.4 million to customer relationships, $1.9 million to software, $1.5 million to tradenames and trademarks and $0.6 million to non-compete agreements. Goodwill in connection with this transaction is currently estimated at approximately $5.1 million. These values are preliminary and subject to change. The Company expects to complete the purchase price allocation during the second quarter of 2023.

Refer to Note 5- Goodwill and Other Intangible Assets for detail of goodwill allocated by reportable segments. The goodwill is primarily attributed to anticipated synergies. None of the goodwill is deductible for income tax purposes.

Note 3 – Debt Securities

The amortized cost, gross unrealized gains and losses recorded in OCI and estimated fair value of debt securities available-for-sale by contractual maturity as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,199	—	(20)	$2,179

	December 31, 2022
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,194	$9	$—	$2,203

Costa Rica Government Obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

No debt securities were purchased, matured or sold during the quarters ended March 31, 2023 and March 31, 2022.

A provision for credit losses was not required for the periods presented above. Refer to Note 7 for disclosure requirements related to the fair value hierarchy.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(In thousands)	Useful life in years	March 31, 2023	December 31, 2022
Buildings	30	$1,600	$1,456
Data processing equipment	3 - 5	169,517	162,761
Furniture and equipment	3 - 20	9,603	9,154
Leasehold improvements	5 -10	3,906	3,660
		184,626	177,031
Less - accumulated depreciation and amortization		(129,170)	(121,919)
Depreciable assets, net		55,456	55,112
Land		1,402	1,275
Property and equipment, net		$56,858	$56,387

Depreciation and amortization expense related to property and equipment for three months ended March 31, 2023 amounted to $5.0 million compared to $4.6 million for the corresponding period in 2022.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 16):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2022	$160,972	$84,289	$138,121	$40,010	$423,392
Foreign currency translation adjustments	—	5,824	—	—	5,824
Preliminary goodwill attributable to acquisition	—	5,124	—	—	5,124
Balance at March 31, 2023	$160,972	$95,237	$138,121	$40,010	$434,340

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. No impairment losses were recognized for the periods ended March 31, 2023 or 2022. Refer to Note 2 - Business Acquisition, for further details of goodwill acquired in the first quarter of 2023.

The carrying amount of other intangible assets at March 31, 2023 and December 31, 2022 was as follows:

		March 31, 2023
(In thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 15	$404,311	$(310,427)	$93,884
Trademarks	1 - 15	44,858	(38,367)	$6,491
Software packages	3 - 10	363,269	(250,574)	$112,695
Non-compete agreement	5	636	—	$636
Other intangible assets, net		$813,074	$(599,368)	$213,706

		December 31, 2022
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 15	$392,737	$(303,733)	$89,004
Trademarks	1 - 15	43,195	(37,998)	5,197
Software packages	3 - 10	349,474	(243,355)	106,119
Other intangible assets, net		$785,406	$(585,086)	$200,320

Amortization expense related to other intangibles for the three months ended March 31, 2023 amounted to $16.3 million compared to $14.5 million for the corresponding period in 2022.

The estimated amortization expense of the other intangible balances outstanding at March 31, 2023, excluding assets acquired as part of the paySmart acquisition as the Company is yet to finalize the purchase price allocation, for the next five years is as follows:

(Dollar amounts in thousands)
Remaining 2023	$44,561
2024	48,174
2025	22,194
2026	13,896
2027	10,091

Note 6 – Debt and Short-Term Borrowings

Total debt at March 31, 2023 and December 31, 2022 was as follows:

(In thousands)	March 31, 2023	December 31, 2022
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$405,300	$410,248

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0% plus applicable margin of 1.50% at March 31, 2023 and December 31, 2022.

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility (the “Term Loan Facility”) and (ii) a $200.0 million revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “2022 Credit Facilities”). The 2022 Credit Facilities mature on December 1, 2027.

At March 31, 2023, the unpaid principal balance of the Term Loan Facility was $409.8 million. The additional borrowing capacity for the Revolving Facility at March 31, 2023 was $194.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Interest Rate Swaps

As of March 31, 2023, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's Term Loan Facility from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%

As of March 31, 2023 and December 31, 2022, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $5.8 million and $7.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of losses recorded on cash flow hedging activities.

During the three months ended March 31, 2023 and 2022, the Company reclassified gains of $1.0 million and losses of $1.7 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current SOFR rates, the Company expects to reclassify gains of $4.5 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Debt Securities Available for Sale

The fair value of debt securities is estimated based on observable inputs, therefore classified as a Level 2 asset within the fair value hierarchy. The fair value of debt securities was $2.2 million as of each March 31, 2023 and December 31, 2022.

Derivative Instruments

The fair value of the Company's interest rate swap is estimated using Level 2 inputs under the fair value hierarchy. This derivative was in an asset position with a balance of $5.8 million and $7.4 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the carrying value, as applicable, and estimated fair value for financial instruments at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Costa Rica government obligations	$2,179	$2,179	$2,203	$2,203
Interest rate swap	5,768	5,768	7,440	7,440
Financial liabilities:
Term Loan Facility	405,300	408,378	410,248	413,494

The fair value of the term loan at March 31, 2023 and December 31, 2022 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loan is not accounted for at fair value in the balance sheet.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three months ended March 31, 2023:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (losses) on Debt Securities AFS	Total
Balance - December 31, 2022, net of tax	$(23,481)	$6,954	$41	(16,486)
Other comprehensive income (loss) before reclassifications	17,605	(501)	(20)	17,084
Effective portion reclassified to net income	—	(1,044)	—	(1,044)
Balance - March 31, 2023, net of tax	$(5,876)	$5,409	$21	$(446)

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the three months ended March 31, 2021, 2022 and 2023, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2021 LTIP, 2022 LTIP and 2023 LTIP, respectively, all under the terms of the Company's 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the award agreements. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date. Time-based awards vest over a period of three years in substantially equal installments commencing on the grant date and ending on March 2 of each year for the 2021 LTIP, February 25 of each year for the 2022 LTIP and February 24 of each year for the 2023 LTIP. In 2022 and 2023, the Company also granted time-based awards with a three year service vesting period which will cliff vest on February 25, 2025 and February 24, 2026, respectively.

For the performance-based awards under the 2021 LTIP, 2022 LTIP, and 2023 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The Adjusted EBITDA measure is based on annual targets and can result in a payout between 0% and 200%, depending on the performance level. The TSR modifier adjusts the shares earned based on the Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on March 2, 2024 for the 2021 LTIP, February 25, 2025 for the 2022 LTIP, and February 24, 2026 for the 2023 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested RSUs activity for the three months ended March 31, 2023:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2022	1,363,780	$38.96
Granted	740,846	38.39
Vested	(576,995)	34.03
Forfeited	(2,592)	40.19
Nonvested at March 31, 2023	1,525,039	$40.22

For the three months ended March 31, 2023, the Company recognized $5.6 million of share-based compensation expense, compared with $4.3 million for the corresponding period in 2022.

As of March 31, 2023, the maximum unrecognized cost for RSUs was $49.0 million. The cost is expected to be recognized over a weighted average period of 2.2 years.

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

	Three months ended March 31, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$113	$614	$—	$1,727	$2,454
Products and services transferred over time	32,366	30,679	40,347	53,968	157,360
	$32,479	$31,293	$40,347	$55,695	$159,814

	Three months ended March 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$55	$13	$—	$1,885	$1,953
Products and services transferred over time	26,430	25,497	35,629	60,739	148,295
	$26,485	$25,510	$35,629	$62,624	$150,248

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended March 31, 2023 and March 31, 2022 was approximately 37% and 43% , respectively.

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	March 31, 2023	December 31, 2022
Balance at beginning of period	$4,749	$1,715
Services transferred to customers	3,124	9,313
Transfers to accounts receivable	(2,621)	(6,279)
Balance at end of period	$5,252	$4,749

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at March 31, 2023 amounted to $127.9 million. Contract liability and contract liability - long term at March 31, 2023 amounted to $19.7 million and $33.3 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. Contract liabilities may also arise when consideration is received or due in advance from customers prior to performance. During the three months ended March 31, 2023, the Company recognized revenue of $4.4 million that was included in the contract liability at December 31, 2022. During the three months ended March 31, 2022, the Company recognized revenue of $7.1 million that was included in the contract liability at December 31, 2021.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at March 31, 2023 is $993.7 million, which is expected to be recognized over the next 1 to 6 years. This amount consists of minimums on certain master services agreements, professional service fees for implementation or set up activities related to managed services and maintenance services typically recognized over the life of the contract, and professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables.

(In thousands)	March 31, 2023	December 31, 2022
Balance at beginning of period	$2,159	$2,523
Current period (release) provision for expected credit losses	566	754
Write-offs	(24)	(1,268)
Recoveries of amounts previously written-off	1	150
Balance at end of period	$2,702	$2,159

The Company does not have a delinquency threshold for writing-off trade receivables. The Company has a formal process for the review and approval of write-offs.

Impairment losses on trade receivables are presented as net impairment losses within cost of revenue, exclusive of depreciation and amortization in the unaudited condensed consolidated statements of income and comprehensive income. Subsequent recoveries of amounts previously written-off, when applicable, are credited against the allowance for expected current credit losses within accounts receivable, net on the unaudited condensed consolidated balance sheets.

Note 12 – Income Tax

The components of income tax expense for the three months ended March 31, 2023 and 2022, respectively, consisted of the following:

	Three months ended March 31,
(In thousands)	2023	2022
Current tax provision	$5,026	$6,877
Deferred tax benefit	(2,208)	(702)
Income tax expense	$2,818	$6,175

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2023 and 2022, and its segregation based on location of operations:

	Three months ended March 31,
(In thousands)	2023	2022
Current tax provision
Puerto Rico	$1,180	$2,315
United States	11	30
Foreign countries	3,835	4,532
Total current tax provision	$5,026	$6,877
Deferred tax benefit
Puerto Rico	$(235)	$(393)
United States	(26)	(71)
Foreign countries	(1,947)	(238)
Total deferred tax benefit	$(2,208)	$(702)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2023, the Company had $117.0 million of unremitted earnings from foreign subsidiaries, compared to $115.5 million as of December 31, 2022. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of March 31, 2023, the gross deferred tax asset amounted to $18.6 million and the gross deferred tax liability amounted to $19.5 million, compared to $17.9 million and $20.7 million, respectively, as of December 31, 2022. As of March 31, 2023, and December 31, 2022, there is a valuation allowance against the gross deferred tax asset of approximately $1.3 million and $1.6 million, respectively.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months ended March 31,
(In thousands)	2023	2022
Computed income tax at statutory rates	$12,330	$16,890
Differences in tax rates due to multiple jurisdictions	1,029	447
Effect of income subject to tax-exemption grant	(8,849)	(10,809)
Unrecognized tax expense	34	80
Excess tax benefits on share-based compensation	(91)	(260)
Tax credits for research and development activities	(884)	—
Other, net	(751)	(173)
Income tax expense	$2,818	$6,175

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three months ended March 31,
(In thousands, except per share information)	2023	2022
Net income available to EVERTEC, Inc.’s common shareholders	$30,052	$38,898
Weighted average common shares outstanding	64,968,298	71,965,664
Weighted average potential dilutive common shares (1)	640,320	887,552
Weighted average common shares outstanding - assuming dilution	65,608,618	72,853,216
Net income per common share - basic	$0.46	$0.54
Net income per common share - diluted	$0.46	$0.53

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 16, 2023, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 17, 2023, to stockholders' of record on February 28, 2023.

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

The following table presents the Company’s transactions with Popular for the three months ended March 31, 2022 while they were deemed a related party:

Three months ended March 31,
(In thousands)	2022
Total revenues	$64,729
Cost of revenues	$1,315
Operating lease cost and other fees	$1,859
Interest earned from affiliate
Interest income	$340

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee and from fees based on the number of accounts on file (i.e., savings or checking accounts, loans, etc.), server capacity usage or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Effective for the quarter ended March 31, 2023, the Company modified the manner in which it calculates and reports Adjusted EBITDA presented to the CODM for assessing segment performance to exclude the impact of non-cash unrealized gains and losses from foreign currency remeasurement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. The Company has recast prior periods to conform with the modified definition of Adjusted EBITDA. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying unaudited condensed consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three months ended March 31, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$48,429	$35,317	$40,347	$55,695	$(19,974)	$159,814
Operating costs and expenses	27,722	29,312	26,689	38,913	(2,912)	119,724
Depreciation and amortization	5,888	2,711	1,129	4,488	5,216	19,432
Non-operating income (expenses)	365	(3,785)	307	532	(118)	(2,699)
EBITDA	26,960	4,931	15,094	21,802	(11,964)	56,823
Compensation and benefits (2)	528	652	532	565	3,568	5,845
Transaction, refinancing and other fees (3)	292	—	—	—	(689)	(397)
Loss (gain) on foreign currency remeasurement (4)	95	4,772	—	—	(3)	4,864
Adjusted EBITDA	$27,875	$10,355	$15,626	$22,367	$(9,088)	$67,135

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $13.0 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $4.0 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $2.9 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, and the elimination of unrealized equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

	Three months ended March 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$40,008	$28,783	$35,629	$62,624	$(16,796)	$150,248
Operating costs and expenses	21,280	23,587	20,204	38,928	204	104,203
Depreciation and amortization	4,480	2,812	1,019	4,763	6,086	19,160
Non-operating income (expenses)	236	3,606	300	700	(966)	3,876
EBITDA	23,444	11,614	16,744	29,159	(11,880)	69,081
Compensation and benefits (2)	337	813	340	445	2,344	4,279
Transaction, refinancing and other fees (3)	—	—	—	—	2,025	2,025
Loss (gain) on foreign currency remeasurement (4)	126	(2,795)	—	—	—	(2,669)
Adjusted EBITDA	$23,907	$9,632	$17,084	$29,604	$(7,511)	$72,716

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $10.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $3.3 million from Payment Services - Latin America to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $2.6 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, and the elimination of unrealized equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

The reconciliation of consolidated net income to EBITDA is as follows:

	Three months ended March 31,
(In thousands)	2023	2022
Net Income	$30,063	$38,866
Add:
Income tax expense	2,818	6,175
Interest expense, net	4,510	4,880
Depreciation and amortization	19,432	19,160
Total EBITDA	$56,823	$69,081

Note 17 – Subsequent Events

On April 20, 2023, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 2, 2023 to stockholders of record as of the close of business on May 1, 2023. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2023 and 2022 and (ii) the financial condition as of March 31, 2023. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the fiscal year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 24, 2023 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group, EVERTEC Dominicana, SAS, Evertec Chile Holdings SpA (formerly known as Tecnopago SpA), Evertec Chile SpA (formerly known as EFT Group SpA), Evertec Chile Global SpA (formerly known as EFT Global Services SpA), Evertec Chile Servicios Profesionales SpA (formerly known as EFT Servicios Profesionales SpA), EFT Group S.A., Tecnopago España SL, Paytrue S.A., Caleidon, S.A., Evertec Brasil Informática Ltda. (formerly known as Paytrue Solutions Informática Ltda.), EVERTEC Panamá, S.A., EVERTEC Costa Rica, S.A. (“EVERTEC CR”), EVERTEC Guatemala, S.A., Evertec Colombia, SAS (formerly known as Processa, SAS), EVERTEC USA, LLC, Evertec Placetopay, SAS (formerly known as EGM Ingeniería sin Fronteras, S.A.S. ("PlacetoPay")), BBR, SpA, BBR Perú, S.A.C., Paysmart Pagamentos Eletronicos Ltda and EVERTEC México Servicios de Procesamiento, S.A. de C.V. Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (as amended, the "A&R ISO Agreement"), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company's largest customer and for the quarter ended March 31, 2023 approximately 37% of our revenues were generated from this relationship.

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

In recent years, consumer preference has accelerated its shift away from cash and paper payment methods, noting increased demand for omni-channel payment services that facilitate cashless and contactless transactions. The markets in which we operate, particularly Latin America and the Caribbean, continue to grow and consumer preference is driving an increase for electronic payments usage. Latin America is one of the fastest-growing mobile markets globally, with a growing base of tech-savvy customers that demonstrate a preference for credit cards, digital wallets, contactless payments, and other value-added offerings. The region's FinTech sector is driving change via new contactless payment technology, which is becoming a popular alternative to cash payments. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

Our payment businesses also generally experience moderate increased activity during the traditional holiday shopping periods and around other nationally recognized holidays, which follow consumer spending patterns.

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate. Rising interest rates, inflationary pressures and economic uncertainty in the markets in which we operate may affect consumer confidence, which could result in a decrease in consumer spending and an impact to our financial results.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

	Three months ended March 31,
In thousands	2023	2022	Variance

Revenues	$159,814	$150,248	$9,566	6%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	76,417	64,659	11,758	18%
Selling, general and administrative expenses	23,875	20,384	3,491	17%
Depreciation and amortization	19,432	19,160	272	1%
Total operating costs and expenses	119,724	104,203	15,521	15%
Income from operations	$40,090	$46,045	$(5,955)	(13)%

Revenues

Total revenues for the quarter ended March 31, 2023 was $159.8 million, an increase of 6% compared with $150.2 million in the same period in the prior year. The revenue increase was primarily driven by Merchant Acquiring and Payment Services Puerto Rico, which both benefited from increased transactions. Merchant Acquiring revenue also reflected a higher spread per transaction and the benefit from pricing initiatives. Payment Services Puerto Rico continues to benefit from growth in ATH Movil revenues, primarily from the ATH Business, as the Company continues to experience higher transaction volumes as well as higher sales volume. Revenues also reflect the contribution from organic growth in Payment Services Latin America, the positive impact from the small acquisition in Puerto Rico completed in the second quarter of 2022 and the revenue contribution from the BBR and paySmart acquisitions in Latin America, completed in the third quarter of 2022 and first quarter of 2023, respectively. These increases were partially offset by the impact from the assets sold as part of the Popular Transaction in the third quarter of 2022.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2023 amounted to $76.4 million, an increase of $11.8 million or 18% when compared to the same period in the prior year. The increase during the three month period was primarily driven by the new revenue sharing agreement with Banco Popular as well as an increase in personnel costs, mainly due to increased headcount in Latin America, including the additional headcount from the BBR and paySmart acquisitions and an increase in provisions for operational losses, printing supplies and cloud services as utilization continues to grow.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 amounted to $23.9 million, an increase of $3.5 million or 17% when compared to the same period in the prior year. This increase was primarily driven by an increase in personnel costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2023 amounted to $19.4 million, an increase of $0.3 million or 1% when compared to the same period in the prior year. This increase was primarily driven by an increase in amortization of intangible assets created in connection with the aforementioned acquisitions, an increase in software amortization for internally developed software, as well as increased depreciation expense for hardware upgrades completed in the prior year.

Non-Operating Expenses

	Three months ended March 31,
In thousands	2023	2022	Variance

Interest income	$1,133	$667	$466	70%
Interest expense	(5,643)	(5,547)	(96)	(2)%
(Loss) gain on foreign currency remeasurement	(4,864)	2,669	$(7,533)	(282)%
Earnings of equity method investment	1,155	570	585	103%
Other income	1,010	637	373	59%
Total non-operating expenses	$(7,209)	$(1,004)	$(6,205)	(618)%

Non-operating expenses for the three months ended March 31, 2023 increased by $6.2 million to $7.2 million when compared to the same period in the prior year. The increase was mainly related to a loss on foreign currency remeasurement of $4.9 million in the current quarter compared to a gain of $2.7 million in the prior period, partially offset by an increase of $0.6 million in earnings from the Company's equity method investment in Contado and an increase of $0.5 million in interest income.

Income Tax Expense

	Three months ended March 31,
In thousands	2023	2022	Variance
Income tax expense	$2,818	$6,175	$(3,357)	(54)%

Income tax expense for the three months ended March 31, 2023 amounted to $2.8 million, a decrease of $3.4 million when compared to the same period in the prior year. The effective tax rate for the period was 8.6%, compared with 13.7% in the comparable 2022 period. The decrease in the effective tax rate is driven by certain jurisdictions in Latin America, and the benefit of a discrete tax item in Puerto Rico recorded during the quarter ended March 31, 2023.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting and management, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee and from fees based on the number of accounts on file (i.e., savings or checking accounts, loans, etc.), server capacity usage or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Effective for the quarter ended March 31, 2023, the Company modified the manner in which it calculates and reports Adjusted EBITDA presented to the CODM for assessing segment performance to exclude the impact of non-cash unrealized gains and losses from foreign currency remeasurement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from non-cash unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. The Company has recast prior periods to conform with the modified definition of Adjusted EBITDA. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the accompanying unaudited condensed consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Comparison of the three months ended March 31, 2023 and 2022

Payment Services - Puerto Rico & Caribbean

	Three months ended March 31,
In thousands	2023	2022
Revenues	$48,429	$40,008
Adjusted EBITDA	27,875	23,907
Adjusted EBITDA Margin	57.6%	59.8%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended March 31, 2023 increased by $8.4 million to $48.4 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in POS processing and continued strong digital payments growth from ATH Movil, primarily the ATH Business, as well as revenue contribution from the small acquisition completed in the second quarter of 2022. Adjusted EBITDA increased by $4.0 million to $27.9 million. The increase was primarily driven by the increase in revenues partially offset by higher operating expenses, including an increase in provisions for operational losses and higher professional fees.

Payment Services - Latin America

	Three months ended March 31,
In thousands	2023	2022
Revenues	$35,317	$28,783
Adjusted EBITDA	10,355	9,632
Adjusted EBITDA Margin	29.3%	33.5%

Payment Services - Latin America segment revenues for the three months ended March 31, 2023 increased by $6.5 million to $35.3 million when compared to the same period in the prior year. This increase was driven mainly by organic growth as well as revenue generated from the BBR acquisition completed in the third quarter of and the paySmart acquisition completed in the first quarter of 2023. Adjusted EBITDA increased by $0.7 million when compared to the same period in the prior year driven by the increase in revenues offset by higher operating expenses primarily due to higher personnel costs as a result of an increase in headcount, including the added employees from the acquisitions, the impact from foreign currency remeasurement, as well as an increase in professional fees and an increase in provisions for operational losses.

Merchant Acquiring

	Three months ended March 31,
In thousands	2023	2022
Revenues	$40,347	$35,629
Adjusted EBITDA	15,626	17,084
Adjusted EBITDA Margin	38.7%	47.9%

Merchant Acquiring segment revenues for the three months ended March 31, 2023 increased by $4.7 million to $40.3 million when compared to the same period in the prior year. The revenue increase was primarily driven by an increase in sales volume mainly due to new higher volume merchants and incremental sales volume in existing merchants, as well as a higher spread and the continued benefit from pricing initiatives. Adjusted EBITDA decreased by $1.5 million as compared to the prior year period. This decrease was mainly driven by higher operating expenses, including the revenue sharing agreement with Popular as well as higher processing costs from the Payment Services Puerto Rico segment.

Business Solutions

	Three months ended March 31,
In thousands	2023	2022
Revenues	$55,695	$62,624
Adjusted EBITDA	22,367	29,604
Adjusted EBITDA Margin	40.2%	47.3%

Business Solutions segment revenues for the three months ended March 31, 2023 decreased by $6.9 million to $55.7 million as compared to the prior year period. This decrease was primarily driven by the impact from the assets sold as part of the Popular Transaction completed in the third quarter of 2022, which were of higher margins. Adjusted EBITDA decreased by $6.8 million to $22.4 million as compared to the prior year period. This decrease was almost entirely related to the decrease in our Business Solutions' revenues as well as higher operational costs driven by supplies for our printing business.

Liquidity and Capital Resources

As of March 31, 2023, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our 2021 10-K. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, dividend payments, share repurchases, debt service, and acquisitions. We also have a $200.0 million Revolving Facility, of which $194.0 million was available for borrowing as of March 31, 2023. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of March 31, 2023, we had cash and cash equivalents of $173.7 million, of which $128.0 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Three months ended March 31,
(In thousands)	2023	2022

Cash provided by operating activities	$54,511	$67,681
Cash used in investing activities	(36,637)	(14,290)
Cash used in financing activities	(40,579)	(36,169)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(275)	766
Increase (decrease) in cash, cash equivalents and restricted cash	$(22,980)	$17,988

Net cash provided by operating activities for the three months ended March 31, 2023 was $54.5 million compared to $67.7 million for the same period in the prior year. The $13.2 million decrease in cash provided by operating activities was primarily driven by a decrease in net income as well as an increase in cash used to pay down accrued liabilities.

Net cash used in investing activities for the three months ended March 31, 2023 was $36.6 million compared to $14.3 million for the same period in the prior year. The $22.3 million increase was primarily attributable to the paySmart acquisition, which closed on February 16, 2023 for $23.3 million and an increase in software additions of $0.6 million, partially offset by a decrease of $1.6 million in property and equipment acquired.

Net cash used in financing activities for the three months ended March 31, 2023 was $40.6 million compared to $36.2 million for the same period in the prior year. The $4.4 million increase was mainly attributed to cash used to pay down the Revolving Facility for $20.0 million, partially offset by a decrease in cash used for repurchases of common stock of $14.9 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the three months ended March 31, 2023 and 2022, we invested approximately $13.3 million and $14.3 million in our capital resources, respectively. In addition, during the three month period ended March 31, 2023, the Company acquired a business for $23.3 million, net of cash acquired. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 16, 2023, the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 17, 2023, to stockholders of record as of the close of business on February 28, 2023.

On April 20, 2023, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on June 2, 2023 to stockholders of record as of the close of business on May 1, 2023. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Financial Obligations

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility (the “Term Loan Facility”) and (ii) a $200.0 million revolving credit facility (the “Revolving Facility”, and together with the Term Loan Facility, the “2022 Credit Facilities”). The 2022 Credit Facilities mature on December 1, 2027.

The unpaid principal balance at March 31, 2023 of the Term Loan Facility was $409.8 million. The additional borrowing capacity for the Revolving Facility at March 31, 2023 was $194.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Interest Rate Swaps

As of March 31, 2023, the Company has an interest rate swap agreement, entered into in December 2018, which converts a portion of the interest rate payments on the Company's Term Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%

As of March 31, 2023 and December 31, 2022, the carrying amount of the derivative included on the Company's unaudited condensed consolidated balance sheets was $5.8 million and $7.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 of the unaudited condensed consolidated financial statements for disclosure of losses recorded on cash flow hedging activities.

During the three months ended March 31, 2023 and 2022, the Company reclassified gains of $1.0 million and losses of $1.7 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current SOFR rates, the Company expects to reclassify gains of $4.5 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Covenant Compliance

As of March 31, 2023, our secured leverage ratio was 0.97 to 1.00, as determined in accordance with the Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our Credit Agreement.

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)

We define “EBITDA” as earnings before interest, taxes, depreciation and amortization. We define “Adjusted EBITDA” as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from non-cash unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Adjusted EBITDA by segment is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with ASC Topic 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. We define “Adjusted Net Income” as Adjusted EBITDA less: operating depreciation and amortization expense, defined as GAAP Depreciation and amortization less amortization of intangibles related to acquisitions such as customer relationships, trademarks; cash interest expense defined as GAAP interest expense, less GAAP interest income adjusted to exclude non-cash amortization of debt issue costs, premium and accretion of discount; income tax expense which is calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for uncertain tax position releases, tax true-ups, windfall from share-based compensation, non-cash unrealized gains and losses from foreign currency remeasurement, among others; and non-controlling interest which is the 35% non-controlling equity interest in Evertec Colombia, net of amortization for intangibles created as part of the purchase. We define “Adjusted Earnings per common share” as Adjusted Net Income divided by diluted shares outstanding.

We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of ourselves and other companies in our industry. In addition, our presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the senior secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the secured leverage ratio. We use Adjusted Net Income to measure our overall profitability because we believe better reflects our comparable operating performance by excluding the impact of the non-cash amortization and depreciation that was created as a result of merger and acquisition activity. In addition, in evaluating EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, you should be aware that in the future we may incur expenses such as those excluded in calculating them. Further, our presentation of these measures should not be construed as an inference that our future operating results will not be affected by unusual or nonrecurring items. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented herein, limiting their usefulness as comparative measures.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended March 31,		Twelve months ended
(In thousands, except per share information)	2023	2022	March 31, 2023
Net income	$30,063	$38,866	$230,066
Income tax expense	2,818	6,175	25,626
Interest expense, net	4,510	4,880	21,281
Depreciation and amortization	19,432	19,160	78,890
EBITDA	56,823	69,081	355,863
Equity income (1)	(1,155)	(570)	(1,706)
Compensation and benefits (2)	5,845	4,279	21,901
Transaction, refinancing and other fees (3)	758	2,595	(120,711)
Loss (gain) on foreign currency remeasurement (4)	4,864	(2,669)	15,178
Adjusted EBITDA	67,135	72,716	270,525
Operating depreciation and amortization (5)	(12,369)	(11,252)	(45,535)
Cash interest expense, net (6)	(4,363)	(4,629)	(20,742)
Income tax expense (7)	(4,782)	(8,809)	(31,601)
Non-controlling interest (8)	(34)	10	(10)
Adjusted net income	$45,587	$48,036	$172,637
Net income per common share (GAAP):
Diluted	$0.46	$0.53
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.69	$0.66
Shares used in computing adjusted earnings per common share:
Diluted	65,608,618	72,853,216

1)Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO"), net of cash dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses, a software impairment charge and a gain from sale of assets.
4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.
5)Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.
6)Represents interest expense, less interest income, as they appear on the condensed consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
7)Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discrete items.
8)Represents the 35% non-controlling equity interest in Evertec Colombia, net of amortization for intangibles created as part of the purchase.
Effect of Inflation

While it is difficult to accurately measure the impact of inflation on our results of operations and financial condition, we believe the effects of inflation, on our historical results of operations and financial condition have been immaterial. General inflation in the geographies in which we operate has risen to levels that have not been experienced in recent years, however, inflation has historically had a minimal net effect on our operating results given that overall inflation has been offset by sales and cost reduction actions.
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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. For a description of the Company’s critical accounting estimates, refer to “Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 24, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of changes in interest rates that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings, foreign exchange risk that may result in unfavorable foreign currency translation adjustments and inflation. Market risk is the potential loss arising from adverse changes in market rates and prices. The following analysis provides quantitative information regarding these risks.

Interest Rate Risks

Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. A 100 basis point increase in interest rates over our floor on our debt balances outstanding as of March 31, 2023, under the secured credit facilities, would increase our annual interest expense by approximately $2.6 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of March 31, 2023, the Company has an interest rate swap agreement, entered into December 2018, which converts a portion of our outstanding variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the US dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the quarters ended March 31, 2023 and March 31, 2022, the Company recognized non-cash unrealized foreign currency remeasurement losses of $4.9 million and $2.7 million of gains, respectively. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets. As of March 31, 2023, the Company had $5.9 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $23.5 million as of December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, as of the end of the period covered by this Report on Form 10-Q, disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. For a discussion of the potential risks and uncertainties related to us, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three month period ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
3/1/2023-3/31/2023	187,976	33.35	187,976
	187,976	33.35	187,976	72,091,547

(1) On February 24, 2022, the Company announced that its Board approved an increase to the current stock repurchase program, authorizing the purchase of up to an aggregate of $150 million of the Company’s common stock under the program which expires on December 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and the executive officer (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Paola Pérez, Luis A. Rodríguez, Guillermo Rospigliosi, Diego G. Viglianco, and Miguel Vizcarrondo).

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL**	Inline Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL**	Inline Taxonomy Extension Schema
101.CAL XBRL**	Inline Taxonomy Extension Calculation Linkbase
101.DEF XBRL**	Inline Taxonomy Extension Definition Linkbase
101.LAB XBRL**	Inline Taxonomy Extension Label Linkbase
101.PRE XBRL**	Inline Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+     This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: April 28, 2023	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2023	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)