Form 10-Q
period 2023-06-30
EVERTEC, Inc.
filed 2023-08-01
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023 or

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
At July 27, 2023, there were 64,630,611 outstanding shares of common stock of EVERTEC, Inc.

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

Words such as “believes,” “expects,” "anticipates," "intends," "projects," “estimates,” and “plans” and similar expressions of future or conditional verbs such as "will,""should,""would," "may," and "could" are generally forward-looking in nature and not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues pursuant to our second amended and restated Master Services Agreement (“MSA”) with them, and as it may impact our ability to grow our business;
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
•failure to satisfy one or more conditions to closing of the Transaction(as defined below);
•the inability to integrate Sinqia (as defined below) successfully into the Company or to achieve expected accretion to our earnings per common share;

•the loss of personnel or customers in connection with the Transaction,;
•the cost and other terms of new debt financing incurred in connection with the Transaction; and
•the possibility of future catastrophic hurricanes, earthquakes and other potential natural disasters affecting our main markets in Latin America and the Caribbean.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part 1, Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023, as updated by Part II, Item 1A.“Risk Factors” in this Report,” and in Part I, Item 2.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report as updated in our subsequent filings with the SEC. The Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless it is required to do so by law.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$191,620	$185,274
Restricted cash	19,485	18,428
Accounts receivable, net	109,421	111,493
Settlement assets	30,014	31,542
Prepaid expenses and other assets	43,348	42,392
Total current assets	393,888	389,129
Debt securities available-for-sale, at fair value	2,175	2,203
Investment in equity investee	17,136	14,661
Property and equipment, net	57,761	56,387
Operating lease right-of-use asset	14,035	15,918
Goodwill	438,256	423,392
Other intangible assets, net	213,779	200,320
Deferred tax asset	8,264	5,701
Derivative asset	7,733	7,440
Net investment in leases	—	14
Other long-term assets	18,606	16,578
Total assets	$1,171,633	$1,131,743
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$79,749	$80,666
Accounts payable	50,147	29,730
Contract liability	17,821	15,226
Income tax payable	171	9,406
Current portion of long-term debt	20,750	20,750
Short-term borrowings	—	20,000
Current portion of operating lease liability	6,189	5,936
Settlement liabilities	24,103	26,696
Total current liabilities	198,930	208,410
Long-term debt	379,602	389,498
Deferred tax liability	9,407	10,111
Contract liability - long term	33,345	34,068
Operating lease liability - long-term	8,579	10,788
Other long-term liabilities	3,628	4,120
Total liabilities	633,491	656,995
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 64,839,109 shares issued and outstanding as of June 30, 2023 (December 31, 2022 - 64,847,233)	648	648
Additional paid-in capital	—	—
Accumulated earnings	529,364	487,349
Accumulated other comprehensive income (loss), net of tax	4,523	(16,486)
Total EVERTEC, Inc. stockholders’ equity	534,535	471,511
Non-controlling interest	3,607	3,237
Total equity	538,142	474,748
Total liabilities and equity	$1,171,633	$1,131,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Revenues (affiliates Note 15)	$167,076	$160,571	$326,890	$310,819

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	80,452	74,313	156,869	138,972
Selling, general and administrative expenses	29,522	20,051	53,397	40,435
Depreciation and amortization	22,329	19,560	41,761	38,720
Total operating costs and expenses	132,303	113,924	252,027	218,127
Income from operations	34,773	46,647	74,863	92,692
Non-operating income (expenses)
Interest income	2,103	805	3,236	1,472
Interest expense	(5,640)	(5,932)	(11,283)	(11,479)
Gain (loss) on foreign currency remeasurement	333	(1,747)	(4,531)	921
Earnings of equity method investment	1,476	862	2,631	1,432
Other income, net	1,591	609	2,601	1,247
Total non-operating expenses	(137)	(5,403)	(7,346)	(6,407)
Income before income taxes	34,636	41,244	67,517	86,285
Income tax expense	6,586	7,688	9,404	13,863
Net income	28,050	33,556	58,113	72,422
Less: Net loss attributable to non-controlling interest	(105)	(33)	(94)	(65)
Net income attributable to EVERTEC, Inc.’s common stockholders	28,155	33,589	58,207	72,487
Other comprehensive income (loss), net of tax of $(195), $(18), $(311) and $405
Foreign currency translation adjustments	3,153	(6,549)	20,758	(4,335)
Gain on cash flow hedges	1,816	3,337	271	13,062
Unrealized loss on change in fair value of debt securities available-for-sale	—	$(29)	(20)	$(56)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$33,124	$30,348	$79,216	$81,158
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.43	$0.47	$0.90	$1.01
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.43	$0.47	$0.89	$1.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	64,847,233	$648	$—	$487,349	$(16,486)	$3,237	$474,748
Share-based compensation recognized	—	—	5,557	—	—	—	5,557
Repurchase of common stock	(187,976)	(1)	—	(6,268)	—	—	(6,269)
Restricted stock units delivered	419,205	4	(5,557)	(321)	—	—	(5,874)
Net income	—	—	—	30,052	—	11	30,063
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,249)	—	—	(3,249)
Other comprehensive income	—	—	—	—	16,040	125	16,165
Balance at March 31, 2023	65,078,462	$651	$—	$507,563	$(446)	$3,373	$511,141
Share-based compensation recognized	—	—	6,499	—	—	—	$6,499
Repurchase of common stock	(268,398)	(3)	(6,418)	(3,100)	—	—	(9,521)
Restricted stock units delivered	29,045	—	(81)	—	—	—	(81)
Net income	—	—	—	28,155	—	(105)	28,050
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,254)	—	—	(3,254)
Other comprehensive income	—	—	—	—	4,969	339	5,308
Balance at June 30, 2023	64,839,109	$648	$—	$529,364	$4,523	$3,607	$538,142

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	71,969,856	$719	$7,565	$506,051	$(48,123)	$4,056	$470,268
Share-based compensation recognized	—	—	4,279	—	—	—	4,279
Repurchase of common stock	(521,643)	(5)	(6,193)	(14,981)	—	—	(21,179)
Restricted stock units delivered	251,085	3	(5,651)	—	—	—	(5,648)
Net income (loss)	—	—	—	38,898	—	(32)	38,866
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,598)	—	—	(3,598)
Other comprehensive income	—	—	—	—	11,912	248	12,160
Balance at March 31, 2022	71,699,298	$717	$—	$526,370	$(36,211)	$4,272	$495,148
Share-based compensation recognized	—	—	5,165	—	—	—	5,165
Repurchase of common stock	(357,114)	(4)	(3,466)	(10,566)	—	—	(14,036)
Restricted stock units delivered	25,149	—	(28)	—	—	—	(28)
Net income	—	—	—	33,589	—	(33)	33,556
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,579)	—	—	(3,579)
Other comprehensive loss	—	—	—	—	(3,241)	(384)	(3,625)
Balance at June 30, 2022	71,367,333	713	1,671	545,814	(39,452)	3,855	512,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$58,113	$72,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,761	38,720
Amortization of debt issue costs and accretion of discount	791	805
Operating lease amortization	3,103	3,056
Provision for expected credit losses and sundry losses	3,752	1,795
Deferred tax benefit	(3,467)	(1,210)
Share-based compensation	12,056	9,444
Loss on disposition of property and equipment	372	4,370
Earnings of equity method investment	(2,631)	(1,432)
Loss (gain) on foreign currency remeasurement	4,531	(921)
Decrease (increase) in assets:
Accounts receivable, net	1,261	2,759
Prepaid expenses and other assets	(628)	(1,972)
Other long-term assets	(2,282)	(3,965)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	21,979	9,364
Income tax payable	(10,027)	(3,862)
Contract liability	1,181	1,025
Operating lease liabilities	(3,035)	(1,605)
Other long-term liabilities	(592)	1,109
Total adjustments	68,125	57,480
Net cash provided by operating activities	126,238	129,902
Cash flows from investing activities
Additions to software	(24,151)	(18,918)
Acquisition of customer relationship	—	(10,607)
Property and equipment acquired	(11,327)	(10,051)
Proceeds from sales of property and equipment	22	76
Purchase of certificates of deposit	—	(7,264)
Proceeds from maturities of available-for-sale debt securities	—	572
Acquisitions, net of cash acquired	(22,915)	—
Net cash used in investing activities	(58,371)	(46,192)
Cash flows from financing activities
Withholding taxes paid on share-based compensation	(5,955)	(5,676)
Net decrease in short-term borrowings	(20,000)	—
Repayment of short-term borrowings for purchase of equipment and software	—	(853)
Dividends paid	(6,503)	(7,177)
Repurchase of common stock	(15,790)	(35,215)
Repayment of long-term debt	(10,375)	(9,875)
Net cash used in financing activities	(58,623)	(58,796)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(1,841)	(191)
Net increase in cash, cash equivalents and restricted cash	7,403	24,723
Cash, cash equivalents and restricted cash at beginning of the period	203,702	277,707
Cash, cash equivalents, restricted cash, and cash and cash equivalents including settlement assets at beginning of the period	$215,657	$285,917
Cash, cash equivalents and restricted cash at end of the period	$211,105	$302,430
Cash and cash equivalents included in settlement assets	17,542	8,210
Total cash and cash equivalents on the consolidated statement of cash flows	$228,647	$310,640
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$191,620	$279,854
Restricted cash	19,485	22,576
Cash and cash equivalents included in settlement assets	17,542	8,210

Cash, cash equivalents and restricted cash	$228,647	$310,640
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,056	$6,034
Cash paid for income taxes	21,226	12,868
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	2,930	$—
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

Settlement Assets and Liabilities

Settlement assets and liabilities result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing. The amounts are generally collected or paid the following business day. Settlement assets represent cash received or amounts receivable from agents, payment networks, bank partners, merchants or direct consumers. Settlement liabilities represent amounts payable to merchants and payees. Settlement assets were historically presented within cash and accounts receivable, while Settlement liabilities were presented within accrued liabilities and accounts payable.

Note 2 – Business Acquisition

Acquisition of a Business

On February 16, 2023, the Company closed on the acquisition of 100% of Paysmart Pagamentos Eletronicos Ltda (“paySmart”). Headquartered in Porto Alegre, Brazil, paySmart provides issuer processing services and BIN Sponsorship services for prepaid programs under domestic and international schemes in Brazil. The aggregate purchase price was $130 million Brazilian reais, approximately USD$25 million. The acquisition expands the Company's footprint in Brazil and compliments the current product offering in the country.

The Company accounted for this transaction as a business combination. The following table details the preliminary fair value of assets acquired and liabilities assumed from the paySmart acquisition:

Preliminary Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$2,037
Accounts receivable, net	451
Prepaid expenses and other assets	58
Property and equipment, net	107
Operating lease right-of-use asset	182
Preliminary goodwill	8,292
Settlement assets	52,593
Other intangible assets, net	15,935
Total assets acquired	79,655
Accounts payable	269
Settlement liabilities	50,368
Operating lease liability	185
Income tax payable	298
Deferred tax liability	4,262
Total liabilities assumed	$55,382

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$11,057	20
Trademark	1,261	5
Software packages	3,617	5
Total	$15,935	15

Refer to Note 5- Goodwill and Other Intangible Assets for detail of goodwill allocated by reportable segments. The goodwill is primarily attributed to anticipated synergies. Currently, none of the goodwill is deductible for income tax purposes.

Note 3 – Debt Securities

The amortized cost, gross unrealized gains and losses recorded in OCI and estimated fair value of debt securities available-for-sale by contractual maturity as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,195	$—	$(20)	$2,175

	December 31, 2022
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,194	$9	$—	$2,203

Costa Rica Government Obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

No debt securities were purchased or sold during the six-month period ended June 30, 2023 or June 30, 2022. Debt securities amounting to $0.6 million matured during the six-month period ended June 30, 2022, none in 2023.

A provision for credit losses was not required for the periods presented above. Refer to Note 7 for disclosure requirements related to the fair value hierarchy.

Note 4 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2023	December 31, 2022
Buildings	30	$1,594	$1,456
Data processing equipment	3 - 5	174,894	162,761
Furniture and equipment	3 - 20	9,773	9,154
Leasehold improvements	5 -10	4,213	3,660
		190,474	177,031
Less - accumulated depreciation and amortization		(134,108)	(121,919)
Depreciable assets, net		56,366	55,112
Land		1,395	1,275
Property and equipment, net		$57,761	$56,387

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2023 amounted to $5.5 million and $10.5 million, respectively, compared to $4.6 million and $9.3 million for the corresponding periods in 2022.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 16):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2022	$160,972	$84,289	$138,121	$40,010	$423,392
Foreign currency translation adjustments	—	6,572	—	—	6,572
Preliminary goodwill attributable to acquisition	—	8,292	—	—	8,292
Balance at June 30, 2023	$160,972	$99,153	$138,121	$40,010	$438,256

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. No impairment losses were recognized for the periods ended June 30, 2023 or 2022. Refer to Note 2 - Business Acquisition, for further details of goodwill acquired in the first quarter of 2023.

The carrying amount of other intangible assets at June 30, 2023 and December 31, 2022 was as follows:

		June 30, 2023
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 20	$406,713	$(319,410)	$87,303
Trademarks	1 - 15	44,661	(38,880)	$5,781
Software packages	3 - 10	378,680	(257,985)	$120,695
Other intangible assets, net		$830,054	$(616,275)	$213,779

		December 31, 2022
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 15	$392,737	$(303,733)	$89,004
Trademarks	1 - 15	43,195	(37,998)	5,197
Software packages	3 - 10	349,474	(243,355)	106,119
Other intangible assets, net		$785,406	$(585,086)	$200,320

Amortization expense related to other intangibles for the three and six months ended June 30, 2023 amounted to $14.9 million and $31.2 million, respectively, compared to $14.8 million and $29.3 million for the corresponding periods in 2022. During the six months ended June 30, 2022, the Company recorded an impairment loss through cost of revenues of $4.1 million for a multi-year software development for which cash flows used in the internal model were impacted due to a decrease in the forecasted revenues to be generated by the software.

The estimated amortization expense of the other intangible balances outstanding at June 30, 2023, for the next five years is as follows:

(In thousands)
Remaining 2023	$32,186
2024	52,923
2025	26,410
2026	17,198
2027	12,573

Note 6 – Debt and Short-Term Borrowings

Total debt at June 30, 2023 and December 31, 2022 was as follows:

(In thousands)	June 30, 2023	December 31, 2022
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$400,352	$410,248

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0% plus applicable margin of 1.50% at June 30, 2023 and December 31, 2022.

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

At June 30, 2023, the unpaid principal balance of the Term Loan Facility was $404.6 million. The additional borrowing capacity for the Revolving Facility at June 30, 2023 was $194.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Interest Rate Swaps

As of June 30, 2023, the Company has two interest rate swap agreements, entered into in December 2018 and May 2023, which converts a portion of the interest rate payments on the Company's Term Loan Facility from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%

As of June 30, 2023 and December 31, 2022, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheets was $7.7 million and $7.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of gains recorded on cash flow hedging activities.

During the three and six months ended June 30, 2023, the Company reclassified gains of $1.4 million and $2.4 million, respectively, from accumulated other comprehensive income into interest expense compared to losses of $1.4 million and $3.1 million, respectively, for the corresponding periods in 2022. Based on current SOFR rates, the Company expects to reclassify gains of $5.8 million from accumulated other comprehensive income into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Debt Securities Available for Sale

The fair value of debt securities is estimated based on observable inputs, therefore classified as a Level 2 asset within the fair value hierarchy. The fair value of the Costa Rica Government Obligations was $2.2 million as of each June 30, 2023 and December 31, 2022.

Derivative Instruments

The fair value of the Company's interest rate swap is estimated using Level 2 inputs under the fair value hierarchy. These derivatives were in an asset position with a balance of $7.7 million and $7.4 million as of June 30, 2023 and December 31, 2022, respectively.

The following table presents the carrying value, as applicable, and estimated fair value for financial instruments at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Costa Rica government obligations	$2,175	$2,175	$2,203	$2,203
Interest rate swaps	7,733	7,733	7,440	7,440
Financial liabilities:
Term Loan Facility	400,352	403,209	410,248	413,494

The fair value of the term loan at June 30, 2023 and December 31, 2022 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loan is not accounted for at fair value in the balance sheet.

Note 8 – Equity

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in the balances of accumulated other comprehensive income (loss) for the six months ended June 30, 2023:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (losses) on Debt Securities AFS	Total
Balance - December 31, 2022, net of tax	$(23,481)	$6,954	$41	(16,486)
Other comprehensive income (loss) before reclassifications	20,758	2,676	(20)	23,414
Effective portion reclassified to net income	—	(2,405)	—	(2,405)
Balance - June 30, 2023, net of tax	$(2,723)	$7,225	$21	$4,523

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

The following table summarizes nonvested RSUs activity for the six months ended June 30, 2023:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2022	1,363,780	$38.96
Granted	778,656	38.22
Vested	(608,392)	34.05
Forfeited	(17,307)	40.62
Nonvested at June 30, 2023	1,516,737	$40.13

For the three and six months ended June 30, 2023, the Company recognized $6.5 million and $12.1 million of share-based compensation expense, compared with $5.1 million and $9.4 million for the corresponding period in 2022.

As of June 30, 2023, the maximum unrecognized cost for RSUs was $43.3 million. The cost is expected to be recognized over a weighted average period of 2.0 years.

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

	Three Months Ended June 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$125	$639	$—	$1,930	$2,694
Products and services transferred over time	33,983	34,110	41,248	55,041	164,382
	$34,108	$34,749	$41,248	$56,971	$167,076

	Three Months Ended June 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$101	$418	$—	$2,281	$2,800
Products and services transferred over time	30,159	26,664	38,540	62,408	157,771
	$30,260	$27,082	$38,540	$64,689	$160,571

	Six months ended June 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$238	$1,253	$—	$3,657	$5,148
Products and services transferred over time	66,349	64,789	81,595	109,009	321,742
	$66,587	$66,042	$81,595	$112,666	$326,890

	Six months ended June 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$155	$432	$—	$4,166	$4,753
Products and services transferred over time	56,589	52,161	74,168	123,148	306,066
	$56,744	$52,593	$74,168	$127,314	$310,819

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended June 30, 2023 and 2022 was approximately 37% and 41%, respectively. For the six months ended June 30, 2023 and June 30, 2022 this percentage was approximately 37% and 42%, respectively.

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	June 30, 2023	December 31, 2022
Balance at beginning of period	$4,749	$1,715
Services transferred to customers	8,900	9,313
Transfers to accounts receivable	(7,501)	(6,279)
Balance at end of period	$6,148	$4,749

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at June 30, 2023 amounted to $109.4 million. Contract liability and contract liability - long term at June 30, 2023 amounted to $17.8 million and $33.3 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. Contract liabilities may also arise when consideration is received or due in advance from customers prior to performance. During the three and six months ended June 30, 2023, the Company recognized revenue of $4.3 million and $8.7 million, respectively, that was included in the contract liability at December 31, 2022. During the three and six months ended June 30, 2022, the Company recognized revenue of $5.0 million and $12.1 million, respectively, that was included in the contract liability at December 31, 2021.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2023 is $944.5 million, which is expected to be recognized over the next 1 to 6 years. This amount consists of minimums on certain master services agreements, professional service fees for implementation or set up activities related to managed services and maintenance services typically recognized over the life of the contract, and professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables.

(In thousands)	June 30, 2023	December 31, 2022
Balance at beginning of period	$2,159	$2,523
Current period provision for expected credit losses	731	754
Write-offs	(40)	(1,268)
Recoveries of amounts previously written-off	17	150
Balance at end of period	$2,867	$2,159

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

Note 12 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2023 and 2022, respectively, consisted of the following:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Current tax provision	$7,845	$8,196	$12,871	$15,073
Deferred tax benefit	(1,259)	(508)	(3,467)	(1,210)
Income tax expense	$6,586	$7,688	$9,404	$13,863

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2023 and 2022, and its segregation based on location of operations:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Current tax provision
Puerto Rico	$2,595	$3,176	$3,775	$5,491
United States	47	33	58	63
Foreign countries	5,203	4,987	9,038	9,519
Total current tax provision	$7,845	$8,196	$12,871	$15,073
Deferred tax benefit
Puerto Rico	$(189)	$(647)	$(424)	$(1,040)
United States	29	26	3	(45)
Foreign countries	(1,099)	113	(3,046)	(125)
Total deferred tax benefit	$(1,259)	$(508)	$(3,467)	$(1,210)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2023, the Company had $124.0 million of unremitted earnings from foreign subsidiaries, compared to $115.5 million as of December 31, 2022. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of June 30, 2023, the gross deferred tax asset amounted to $17.1 million and the gross deferred tax liability amounted to $21.4 million, compared to $17.9 million and $20.7 million, respectively, as of December 31, 2022. As of June 30, 2023, and December 31, 2022, there is a valuation allowance against the gross deferred tax asset of approximately $1.1 million and $1.6 million, respectively.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Six months ended June 30,
(In thousands)	2023	2022
Computed income tax at statutory rates	$25,319	$32,357
Differences in tax rates due to multiple jurisdictions	2,350	1,155
Effect of income subject to tax-exemption grant	(16,219)	(20,440)
Unrecognized tax expense	69	122
Excess tax benefits on share-based compensation	(23)	(21)
Tax credits for research and development activities	(884)	—
Other, net	(1,208)	690
Income tax expense	$9,404	$13,863

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2023	2022	2023	2022
Net income available to EVERTEC, Inc.’s common shareholders	$28,155	$33,589	$58,207	$72,487
Weighted average common shares outstanding	65,046,328	71,476,850	65,007,528	71,714,876
Weighted average potential dilutive common shares (1)	463,763	673,099	563,925	843,689
Weighted average common shares outstanding - assuming dilution	65,510,091	72,149,949	65,571,453	72,558,565
Net income per common share - basic	$0.43	$0.47	$0.90	$1.01
Net income per common share - diluted	$0.43	$0.47	$0.89	$1.00

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 16, 2023 and April 20, 2023, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 17, 2023 and June 2, 2023, to stockholders' of record on February 28, 2023 and May 1, 2023.

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

The following table presents the Company’s transactions with Popular for the three and six months ended June 30, 2022 while they were deemed a related party:

	Three Months Ended June 30,	Six months ended June 30,
(In thousands)	2022	2022
Total revenues	$65,825	$130,553
Cost of revenues	$418	$1,733
Operating lease cost and other fees	$1,765	$3,626
Interest earned from affiliate
Interest income	$440	$780

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Effective for the quarter ended March 31, 2023, the Company modified the manner in which it calculates and reports Adjusted EBITDA presented to the CODM for assessing segment performance to exclude the impact of non-cash unrealized gains and losses from foreign currency remeasurement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. The Company has recast prior periods to conform with the modified definition of Adjusted EBITDA. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the unaudited condensed consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three Months Ended June 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$50,795	$39,076	$41,248	$56,971	$(21,014)	$167,076
Operating costs and expenses	28,895	33,666	27,616	39,097	3,029	132,303
Depreciation and amortization	6,087	5,393	1,150	4,469	5,230	22,329
Non-operating income (expenses)	115	2,290	1	66	928	3,400
EBITDA	28,102	13,093	14,783	22,409	(17,885)	60,502
Compensation and benefits (2)	842	999	860	965	5,035	8,701
Transaction, refinancing and other fees (3)	288	253	—	—	5,068	5,609
(Gain) loss on foreign currency remeasurement (4)	(49)	(285)	—	—	1	(333)
Adjusted EBITDA	$29,183	$14,060	$15,643	$23,374	$(7,781)	$74,479

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $13.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $4.4 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $3.3 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
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

	Three Months Ended June 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$46,078	$30,784	$38,539	$64,690	$(19,520)	$160,571
Operating costs and expenses	28,680	25,032	22,823	40,297	(2,908)	113,924
Depreciation and amortization	5,466	2,712	1,040	4,279	6,063	19,560
Non-operating income (expenses)	309	123	332	624	(1,664)	(276)
EBITDA	23,173	8,587	17,088	29,296	(12,213)	65,931
Compensation and benefits (2)	675	973	446	555	2,756	5,405
Transaction, refinancing and other fees (3)	—	—	—	(16)	1,009	993
Loss (gain) on foreign currency remeasurement (4)	27	674	—	—	1,046	1,747
Adjusted EBITDA	$23,875	$10,234	$17,534	$29,835	$(7,402)	$74,076

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $13.3 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $3.7 million from Payment Services - Latin America to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $2.5 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.

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

	Six months ended June 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$99,224	$74,393	$81,595	$112,666	$(40,988)	$326,890
Operating costs and expenses	56,617	62,978	54,305	78,010	117	252,027
Depreciation and amortization	11,975	8,104	2,279	8,957	10,446	41,761
Non-operating income (expenses)	480	(1,495)	308	598	810	701
EBITDA	55,062	18,024	29,877	44,211	(29,849)	117,325
Compensation and benefits (2)	1,370	1,651	1,392	1,530	8,603	14,546
Transaction, refinancing and other fees (3)	580	253	—	—	4,379	5,212
Loss (gain) on foreign currency remeasurement (4)	46	4,487	—	—	(2)	4,531
Adjusted EBITDA	$57,058	$24,415	$31,269	$45,741	$(16,869)	$141,614

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $26.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $8.4 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $6.2 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
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

	Six months ended June 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$86,086	$59,567	$74,168	$127,314	$(36,316)	$310,819
Operating costs and expenses	49,960	48,619	43,027	79,225	(2,704)	218,127
Depreciation and amortization	9,946	5,524	2,059	9,042	12,149	38,720
Non-operating income (expenses)	544	3,729	632	1,324	(2,629)	3,600
EBITDA	46,616	20,201	33,832	58,455	(24,092)	135,012
Compensation and benefits (2)	1,012	1,786	786	1,000	5,100	9,684
Transaction, refinancing and other fees (3)	—	—	—	(16)	3,034	3,018
Loss (gain) on foreign currency remeasurement (4)	162	(2,129)	—	—	1,046	(921)
Adjusted EBITDA	$47,790	$19,858	$34,618	$59,439	$(14,912)	$146,793

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $24.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $7.0 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $5.1 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
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

The reconciliation of consolidated net income to EBITDA is as follows:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Net Income	$28,050	$33,556	$58,113	$72,422
Add:
Income tax expense	6,586	7,688	9,404	13,863
Interest expense, net	3,537	5,127	8,047	10,007
Depreciation and amortization	22,329	19,560	41,761	38,720
Total EBITDA	$60,502	$65,931	$117,325	$135,012

Note 17 – Subsequent Events

On July 20, 2023, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 1, 2023 to stockholders of record as of the close of business on July 31, 2023. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

On July 20, 2023, the Company entered into a Merger Agreement and Other Covenants (the “Merger Agreement”), by and among Evertec Brasil Informática S.A, a wholly-owned subsidiary of Evertec (“Evertec BR”), Sinqia S.A., a publicly held company incorporated and existing in accordance with the laws of the Federative Republic of Brazil (“Sinqia”), and certain other Key Shareholders (as defined therein), as shareholders of Sinqia. The Board and the board of directors of Sinqia (the “Sinqia Board”) have unanimously approved the Merger Agreement. Pursuant to and on the terms and subject to the conditions set forth in the Merger Agreement,a business combination of Evertec BR and Sinqia (the "Merger Transaction") will be carried out through a merger of all shares issued by Sinqia into Evertec BR pursuant to provisions of the Brazilian Corporations Law (the “Merger of Shares”), and as a result of such Merger of Shares, Sinqia will become a wholly-owned subsidiary of Evertec BR. The Merger Transaction is expected to close in the fourth quarter of 2023 and is subject to the satisfaction or waiver of customary closing conditions. Evertec intends to finance the Merger Transaction with cash on hand and committed financing of $600 million. In connection with this potential acquisition, on July 24, 2023, the Company entered into a foreign currency swap to fix the purchase price on the Merger Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2023 and 2022 and (ii) the financial condition as of June 30, 2023. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 24, 2023 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (as amended, the "A&R ISO Agreement"), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company's largest customer and for the six months ended June 30, 2023 approximately 37% of our revenues were generated from this relationship.

2023 Developments

On July 20, 2023, the Company entered into a Merger Agreement and Other Covenants (the “Merger Agreement”), by and among Evertec Brasil Informática S.A, a wholly-owned subsidiary of Evertec (“Evertec BR”), Sinqia S.A., a publicly held company incorporated and existing in accordance with the laws of the Federative Republic of Brazil (“Sinqia”), and certain other Key Shareholders (as defined therein), as shareholders of Sinqia. The Board and the board of directors of Sinqia (the “Sinqia Board”) have unanimously approved the Merger Agreement.

Pursuant to and on the terms and subject to the conditions set forth in the Merger Agreement,a business combination of Evertec BR and Sinqia will be carried out through a merger of all shares issued by Sinqia into Evertec BR pursuant to provisions of the Brazilian Corporations Law (the “Merger of Shares”), and as a result of such Merger of Shares, Sinqia will become a wholly-owned subsidiary of Evertec BR.

At the effective time of the Merger of Shares, each common share of Sinqia (the “Sinqia Common Shares”), issued and outstanding immediately prior to the Merger of Shares will be exchanged by (a) one class A mandatorily redeemable preferred share issued by Evertec BR (“Evertec BR New Class A Shares”), and (b) one class B mandatorily redeemable preferred share issued by Evertec BR (“Evertec BR New Class B Shares” and, jointly with Evertec BR New Class A Shares, the “Evertec BR New Shares”). Immediately upon implementation of the Merger of Shares, all Evertec BR New Shares delivered to the then shareholders of Sinqia will be automatically redeemed and canceled (the “Redemption”, and together with the Merger of Shares, the “Transaction”), and each then shareholder of Sinqia will be entitled to receive, for each Evertec BR New Class A Share held, (i) twenty-four Reais and forty-seven cents (R$ 24.47), increased by a customary daily “ticking fee” of up to one Reais (R$1.00) per share depending on the timing of the closing and subject to other customary adjustments as set forth in the Merger Agreement, and (ii) Brazilian Depositary Receipts representing 0.014354 underlying share of common stock, par value $0.01 per share, of Evertec. The Transaction is expected to close in the fourth quarter of 2023and is subject to the satisfaction or waiver of customary closing conditions

On the same date, Evertec also obtained financing commitments for the purpose of financing the Transaction and paying related fees and expenses with debt financing in an aggregate principal amount of $600 million (as such amount may be increased).

The obligations of the lenders to provide debt financing under the related debt commitment letter are subject to customary terms and conditions.

This complementary acquisition is expected to help the Company enhance existing growth strategy and diversify the Company’s business, expand the Company’s addressable markets, increase the Company’s product offering, and attract revenue synergies.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

	Three months ended June 30,
In thousands	2023	2022	Variance

Revenues	$167,076	$160,571	$6,505	4%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	80,452	74,313	6,139	8%
Selling, general and administrative expenses	29,522	20,051	9,471	47%
Depreciation and amortization	22,329	19,560	2,769	14%
Total operating costs and expenses	132,303	113,924	18,379	16%
Income from operations	$34,773	$46,647	$(11,874)	(25)%

Revenues

Total revenues for the quarter ended June 30, 2023 was $167.1 million, an increase of 4% compared with $160.6 million in the same period in the prior year. The revenue increase was primarily driven by growth in the Company's payment segments, both Puerto Rico and Latin America. Merchant acquiring revenue reflected a higher spread which is mainly due to the continued benefit from pricing initiatives, shift in the card mix, and an increase in sales volumes. Payment processing growth in Puerto

Rico was driven by increased transaction volumes as well as continued growth in ATH Movil revenues, primarily from the ATH Business. Revenues also reflect the contribution from organic growth in Payment Services Latin America, and the positive impact from revenue contribution from the BBR and paySmart acquisitions, completed in the third quarter of 2022 and first quarter of 2023, respectively. These increases were partially offset by the impact to business solutions from the assets sold as part of the Popular Transaction in the third quarter of 2022.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2023 amounted to $80.5 million, an increase of $6.1 million or 8% when compared to the same period in the prior year. The increase during the three month period was primarily driven by the revenue sharing agreement with Banco Popular as well as an increase in personnel costs, mainly due to increased headcount in Latin America, including the additional headcount from the BBR and paySmart acquisitions and an increase in cloud services as utilization continues to grow. These increases were partially offset by the impact in the prior year of a $4.1 million impairment loss on a multi-year software development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 amounted to $29.5 million, an increase of $9.5 million or 47% when compared to the same period in the prior year. This increase was primarily driven by an increase in professional fees related to corporate transactions and increased personnel costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2023 amounted to $22.3 million, an increase of $2.8 million or 14% when compared to the same period in the prior year. This increase was primarily driven by an increase in amortization of intangible assets created in connection with the aforementioned acquisitions, as well as an increase in software amortization for internally developed software.

Non-Operating Expenses

	Three months ended June 30,
In thousands	2023	2022	Variance

Interest income	$2,103	$805	$1,298	161%
Interest expense	(5,640)	(5,932)	292	5%
Gain (loss) on foreign currency remeasurement	333	(1,747)	2,080	119%
Earnings of equity method investment	1,476	862	614	71%
Other income	1,591	609	982	161%
Total non-operating expenses	$(137)	$(5,403)	$5,266	97%

Non-operating expenses for the three months ended June 30, 2023 decreased by $5.3 million to $0.1 million when compared to the same period in the prior year. The decrease was mainly related to a gain on foreign currency remeasurement of $0.3 million in the current quarter compared to a loss of $1.7 million in the prior period and an increase of $1.3 million in interest income.

Income Tax Expense

	Three months ended June 30,
In thousands	2023	2022	Variance
Income tax expense	$6,586	$7,688	$(1,102)	(14)%

Income tax expense for the three months ended June 30, 2023 amounted to $6.6 million, a decrease of $1.1 million when compared to the same period in the prior year. The effective tax rate for the period was 19.0%, compared with 18.6% in the comparable 2022 period. The slight increase in the effective tax rate primarily reflects the shift in mix of business in Puerto Rico and higher withholding taxes.

Comparison of the six months ended June 30, 2023 and 2022

	Six months ended June 30,
In thousands	2023	2022	Variance

Revenues	$326,890	$310,819	$16,071	5%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	156,869	138,972	17,897	13%
Selling, general and administrative expenses	53,397	40,435	12,962	32%
Depreciation and amortization	41,761	38,720	3,041	8%
Total operating costs and expenses	252,027	218,127	33,900	16%
Income from operations	$74,863	$92,692	$(17,829)	(19)%

Revenues

Total revenues for the six months ended June 30, 2023 was $326.9 million, an increase of 5% compared with $310.8 million in the same period in the prior year. The revenue increase was primarily driven by the same factors explained above for the quarter as well as revenue contribution from the small acquisition completed in the second quarter of 2022.

Cost of Revenues

Cost of revenues for six months ended June 30, 2023 amounted to $156.9 million, an increase of $17.9 million or 13% when compared to the same period in the prior year. The increase during the six month period was primarily driven by the same factors explained above for the quarter as well as an increase in printing supplies expense, higher professional fees and an increase in operational losses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for six months ended June 30, 2023 amounted to $53.4 million, an increase of $13.0 million or 32% when compared to the same period in the prior year due to the same reasons explained for the quarter.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2023 amounted to $41.8 million, an increase of $3.0 million or 8% when compared to the same period in the prior year. This increase was primarily driven by an increase in depreciation expense for hardware upgrades completed in the current and prior year and an increase in software amortization for internally developed software.

Non-Operating Expenses

	Six months ended June 30,
In thousands	2023	2022	Variance

Interest income	$3,236	$1,472	$1,764	120%
Interest expense	(11,283)	(11,479)	196	2%
Gain (loss) on foreign currency remeasurement	(4,531)	921	(5,452)	(592)%
Earnings of equity method investment	2,631	1,432	1,199	84%
Other income	2,601	1,247	1,354	109%
Total non-operating expenses	$(7,346)	$(6,407)	$(939)	(15)%

Non-operating expenses for the six months ended June 30, 2023 increased by $0.9 million to $7.3 million when compared to the same period in the prior year. The increase was mainly related to a loss on foreign currency remeasurement of $4.5 million in the current period compared to a gain of $0.9 million in the prior period, partially offset by an increase of $1.8 million in interest income, $1.2 million in earnings from the Company's equity method investment in Contado and $1.4 million in other income primarily related to realized gains from foreign currency transactions.

Income Tax Expense

	Six months ended June 30,
In thousands	2023	2022	Variance
Income tax expense	$9,404	$13,863	$(4,459)	(32)%

Income tax expense for the six months ended June 30, 2023 amounted to $9.4 million, a decrease of $4.5 million when compared to the same period in the prior year. The effective tax rate for the period was 13.9%, compared with 16.1% in the comparable 2022 period. The decrease in the effective tax rate is driven by the benefit of a discrete item in Puerto Rico recorded during the quarter ended March 31, 2023, partially offset by the same factors explained above for the quarter.

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Effective for the quarter ended March 31, 2023, the Company modified the manner in which it calculates and reports Adjusted EBITDA presented to the CODM for assessing segment performance to exclude the impact of non-cash unrealized gains and losses from foreign currency remeasurement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from non-cash unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. The Company has recast prior periods to conform with the modified definition of Adjusted EBITDA. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the unaudited condensed consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Comparison of the three months ended June 30, 2023 and 2022

Payment Services - Puerto Rico & Caribbean

	Three months ended June 30,
In thousands	2023	2022
Revenues	$50,795	$46,078
Adjusted EBITDA	29,183	23,875
Adjusted EBITDA Margin	57.5%	51.8%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended June 30, 2023 increased by $4.7 million to $50.8 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in POS processing and continued strong digital payments growth from ATH Movil, primarily the ATH Business, as well as revenue contribution from issuing services provided to health care companies along with increases in transaction processing and monitoring services provided to the Latin America segment. Adjusted EBITDA increased by $5.3 million to $29.2 million. The increase was primarily driven by the increase in revenues in addition to lower operating expenses, primarily due to the impact in the prior year of a $4.1 million impairment loss on a multi-year software development.

Payment Services - Latin America

	Three months ended June 30,
In thousands	2023	2022
Revenues	$39,076	$30,784
Adjusted EBITDA	14,060	10,234
Adjusted EBITDA Margin	36.0%	33.2%

Payment Services - Latin America segment revenues for the three months ended June 30, 2023 increased by $8.3 million to $39.1 million when compared to the same period in the prior year. This increase was driven mainly by organic growth as well as revenue generated from the BBR acquisition completed in the third quarter of 2022 and the paySmart acquisition completed in the first quarter of 2023. Adjusted EBITDA increased by $3.8 million when compared to the same period in the prior year driven by the increase in revenues and the reversal of one-time provisions for operational losses, partially offset by higher personnel costs, driven by the added employees from the acquisitions and the impact from foreign currency appreciation, as well as an increase in professional services fees.

Merchant Acquiring

	Three months ended June 30,
In thousands	2023	2022
Revenues	$41,248	$38,539
Adjusted EBITDA	15,643	17,534
Adjusted EBITDA Margin	37.9%	45.5%

Merchant Acquiring segment revenues for the three months ended June 30, 2023 increased by $2.7 million to $41.2 million when compared to the same period in the prior year. The revenue increase was primarily driven by an increase in spread resulting from the continued benefit from pricing initiatives as well as a shift in the mix of credit cards spend towards premium cards, and an increase in sales volume. Adjusted EBITDA decreased by $1.9 million as compared to the prior year period. This decrease was mainly driven by higher operating expenses, including the revenue sharing agreement with Popular as well as the effect of a declining average ticket, higher processing costs from the Payment Services Puerto Rico segment and the effect of a declining average ticket.

Business Solutions

	Three months ended June 30,
In thousands	2023	2022
Revenues	$56,971	$64,690
Adjusted EBITDA	23,374	29,835
Adjusted EBITDA Margin	41.0%	46.1%

Business Solutions segment revenues for the three months ended June 30, 2023 decreased by $7.7 million to $57.0 million as compared to the prior year period. This decrease was primarily driven by the impact from the assets sold as part of the Popular Transaction completed in the third quarter of 2022, which were of higher margins. Adjusted EBITDA decreased by $6.5 million to $23.4 million as compared to the prior year period. This decrease was primarily driven by the impacts from the Popular Transaction.

Comparison of the six months ended June 30, 2023 and 2022

Payment Services - Puerto Rico & Caribbean

	Six months ended June 30,
In thousands	2023	2022
Revenues	$99,224	$86,086
Adjusted EBITDA	57,058	47,790
Adjusted EBITDA Margin	57.5%	55.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the six months ended June 30, 2023 increased by $13.1 million to $99.2 million when compared to the same period in the prior year. The increase in revenues was primarily driven by the same drivers as in the quarter, as well as revenue contribution from the small acquisition completed in the second quarter of 2022. Adjusted EBITDA increased by $9.3 million to $57.1 million. The increase was primarily driven by the increase in revenues, the impact of the impairment charge recognized in 2022 and reduced printing and personnel costs partially offset by higher operating expenses, including an increase in operational losses and higher professional fees.

Payment Services - Latin America

	Six months ended June 30,
In thousands	2023	2022
Revenues	$74,393	$59,567
Adjusted EBITDA	24,415	19,858
Adjusted EBITDA Margin	32.8%	33.3%

Payment Services - Latin America segment revenues for the six months ended June 30, 2023 increased by $14.8 million to $74.4 million when compared to the same period in the prior year. This increase was primarily due to the same factors explained above for the quarter. Adjusted EBITDA increased by $4.6 million when compared to the same period in the prior year driven by the increase in revenues, partially offset by higher personnel costs, the negative impact from foreign currency remeasurement, as well as an increase in professional fees.

Merchant Acquiring

	Six months ended June 30,
In thousands	2023	2022
Revenues	$81,595	$74,168
Adjusted EBITDA	31,269	34,618
Adjusted EBITDA Margin	38.3%	46.7%

Merchant Acquiring segment revenues for the six months ended June 30, 2023 increased by $7.4 million to $81.6 million when compared to the same period in the prior year. The revenue increase was primarily driven by an increase in sales volume mainly due to new higher volume merchants and incremental sales volume in existing merchants, higher spread due to the continued benefit from pricing initiatives as well as a shift in the mix of credit cards spend towards premium cards. Adjusted EBITDA decreased by $3.3 million as compared to the prior year period. This decrease was mainly driven by higher operating expenses, including the revenue sharing agreement with Popular, higher processing costs from the Payment Services Puerto Rico segment and the effect of a declining average ticket.

Business Solutions

	Six months ended June 30,
In thousands	2023	2022
Revenues	$112,666	$127,314
Adjusted EBITDA	45,741	59,439
Adjusted EBITDA Margin	40.6%	46.7%

Business Solutions segment revenues for the six months ended June 30, 2023 decreased by $14.6 million to $112.7 million as compared to the prior year period. This decrease was primarily due to the same factors explained above for the quarter. Adjusted EBITDA decreased by $13.7 million to $45.7 million as compared to the prior year period. This decrease was driven by the decrease in revenues partially offset by reduced expenses along with lower infrastructure spending.

Liquidity and Capital Resources

As of June 30, 2023, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, dividend payments, share repurchases, debt service, and acquisitions.

We also have a $200.0 million Revolving Facility, of which $194.0 million was available for borrowing as of June 30, 2023. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn. The Company has also obtained financing commitments for the purpose of financing the Sinqia acquisition and paying related fees and expenses with debt financing in an aggregate principal amount of $600 million (as such amount may be increased). The obligations of the lenders to provide debt financing under the related debt commitment letter are subject to customary terms and conditions.

As of June 30, 2023, we had cash and cash equivalents of $191.6 million, of which $133.6 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Six months ended June 30,
(In thousands)	2023	2022

Cash provided by operating activities	$126,238	$129,902
Cash used in investing activities	(58,371)	(46,192)
Cash used in financing activities	(58,623)	(58,796)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(1,841)	(191)
Increase in cash, cash equivalents and restricted cash	$7,403	$24,723

Net cash provided by operating activities for the six months ended June 30, 2023 was $126.2 million compared to $129.9 million for the same period in the prior year. The $3.7 million decrease in cash provided by operating activities was primarily driven by the decrease in net income partially offset by less cash used to pay down accounts payable and accrued liabilities as the Company continues to effectively manage working capital.

Net cash used in investing activities for the six months ended June 30, 2023 was $58.4 million compared to $46.2 million for the same period in the prior year. The $12.2 million increase was primarily attributable to the paySmart acquisition, which closed in the first quarter of 2023 for $22.9 million and an increase in software additions of $5.2 million, along with an increase of $1.3 million in property and equipment acquired partially offset by the acquisition of customer relationships and certificates of deposit amounting to $10.6 million and $7.3 million, respectively, in the prior period.

Net cash used in financing activities for the six months ended June 30, 2023 was $58.6 million compared to $58.8 million for the same period in the prior year. The $0.2 million decrease was mainly attributed to cash used to pay down the Revolving Facility for $20.0 million, partially offset by a decrease in cash used for repurchases of common stock of $19.4 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the six months ended June 30, 2023 and 2022, we invested approximately $35.5 million and $29.0 million in our capital resources, respectively. In addition, during the six month period ended June 30, 2023, the Company acquired a business for $22.9 million, net of cash acquired. During the six month period ended June 30, 2022, the Company acquired customer relationships amounting to $10.6 million as well as $7.3 million in certificates of deposit. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility and a committed financing of $600 million.

Dividend Payments

On April 20, 2023, the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on June 2, 2023, to stockholders of record as of the close of business on May 1, 2023. On July 20, 2023, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on September 1, 2023 to stockholders of record as of the close of business on July 31, 2023. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

At June 30, 2023, the unpaid principal balance of the Term Loan Facility was $404.6 million. The additional borrowing capacity for the Revolving Facility at June 30, 2023 was $194.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Interest Rate Swaps

As of June 30, 2023, the Company has two interest rate swap agreements, entered into in December 2018 and May 2023, which converts a portion of the interest rate payments on the Company's Term Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%

As of June 30, 2023 and December 31, 2022, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheets was $7.7 million and $7.4 million, respectively. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 of the unaudited condensed consolidated financial statements for disclosure of gains recorded on cash flow hedging activities.

During the three and six months ended June 30, 2023 and 2022, the Company reclassified gains of $1.4 million and $2.4 million, respectively, from accumulated other comprehensive loss into interest expense compared to losses of $1.7 million and $3.1 million, respectively, for the corresponding periods in 2022. Based on current SOFR rates, the Company expects to reclassify gains of $5.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedges are considered highly effective.

Covenant Compliance

As of June 30, 2023, our secured leverage ratio was 0.86 to 1.00, as determined in accordance with the Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
(In thousands, except per share information)	2023	2022	2023	2022	June 30, 2023
Net income	$28,050	$33,556	$58,113	$72,422	$224,560
Income tax expense	6,586	7,688	9,404	13,863	24,524
Interest expense, net	3,537	5,127	8,047	10,007	19,691
Depreciation and amortization	22,329	19,560	41,761	38,720	81,659
EBITDA	60,502	65,931	117,325	135,012	350,434
Equity income (1)	(1,476)	(862)	(2,631)	(1,432)	(2,320)
Compensation and benefits (2)	8,701	5,405	14,546	9,684	25,197
Transaction, refinancing and other fees (3)	7,085	1,855	7,843	4,450	(115,481)
(Gain) loss on foreign currency remeasurement (4)	(333)	1,747	4,531	(921)	13,097
Adjusted EBITDA	74,479	74,076	141,614	146,793	270,927
Operating depreciation and amortization (5)	(12,835)	(11,156)	(25,204)	(22,408)	(47,214)
Cash interest expense, net (6)	(3,457)	(4,858)	(7,820)	(9,487)	(19,341)
Income tax expense (7)	(11,626)	(10,075)	(16,408)	(18,884)	(33,152)
Non-controlling interest (8)	80	1	46	11	69
Adjusted net income	$46,641	$47,988	$92,228	$96,025	$171,289
Net income per common share (GAAP):
Diluted	$0.43	$0.47	$0.89	$1.00
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.71	$0.67	$1.41	$1.32
Shares used in computing adjusted earnings per common share:
Diluted	65,510,091	72,149,949	65,571,453	72,558,565

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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. A hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of June 30, 2023, under the secured credit facilities, would increase our annual interest expense by approximately $2.6 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of June 30, 2023, the Company has an interest rate swap agreement, entered into December 2018, which converts a portion of our outstanding variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the US dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the three and six months ended June 30, 2023, the Company recognized non-cash unrealized foreign currency remeasurement gains of $0.3 million and losses $4.5 million, respectively, compared to losses of $1.7 million and gains of $0.9 million, respectively for the same periods in 2022 .

For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. As of June 30, 2023, the Company had $2.7 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss) compared with an unfavorable foreign currency translation adjustment of $23.5 million as of December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, as of the end of the period covered by this Report on Form 10-Q, disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. For a discussion of the potential risks and uncertainties related to us, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

The risks described below and those described in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute shareholder value, and adversely affect our business, financial condition and results of operations.

We may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example,in July 2023, we entered into the Merger Agreement,pursuant to which, among other things,upon closing Sinqia will become a wholly-owned subsidiary of Evertec BR.Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if we are unable to retain the key personnel of the acquired company, their software is not easily adapted to work with our existing platforms, or we have difficulty retaining customer, vendors and other relationships of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing businesses. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in substantial impairment charges.

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

The failure to complete the Transaction or ultimately realize the benefits may adversely affect our business and our stock price.

Consummation of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including, (i) the absence of any court order or regulatory injunction with the effect of preventing or otherwise preventing the consummation of the Transaction, (ii) the accuracy of the representations and warranties of each party, (iii) compliance by each party in all material respects with its obligations and commitments under the Merger Agreement and the Voting Agreement (as defined in the Merger Agreement), (iv) obtaining the registration of the BDR Level I program sponsored by Evertec with the Comissão de Valores Mobiliários - CVM, the Brazilian Securities Commission and the admission of the BDRs for trade on B3

S.A. - Brasil, Bolsa, Balcão (“B3”), (v) Evertec notifying Sinqia that it has completed its funding efforts for the closing, (vi) Sinqia obtaining the consent or waiver for the non-acceleration of the maturity date or prepayment of the two certain issuances of debentures of Sinqia as a result of the Transaction, (vii) the acceleration and cancellation of Sinqia’s stock option plans, (viii) the approval of the Protocolo e Justificação de Incorporação de Ações de Emissão da Sinqia S.A. pela Evertec Brasil Informática S.A., as required pursuant to Articles 224 and 225 of the Brazilian Corporation Law (the “Protocol”) by the Sinqia Board and the execution of the Protocol by Evertec BR’s management and Sinqia’s management, and subsequent calling of the Sinqia general shareholder’s meeting (“Sinqia’s GSM”), (ix) the necessary corporate approvals by Evertec and Evertec BR, including Evertec approving the Transaction and Evertec BR’s general shareholders’ meeting approving the Protocol, the ratification of the engagement of the appraisal company that shall prepare the appraisal report of Sinqia at economic value, to be prepared for purposes of the Merger of Shares (as defined in the Merger Agreement) (the “Appraisal Report”), the Appraisal Report, the Merger of Shares, the capital increase of Evertec BR due to the Merger of Shares and consequent issuance of the Evertec BR New Shares and amendment to the bylaws of Evertec BR, the Redemption (as defined in the Merger Agreement), and authorization for the management of Evertec BR to adopt all measures necessary to perform the resolutions taken, (x) the necessary corporate approvals by Sinqia, including Sinqia’s GSM approving the Protocol, the Merger of Shares, the authorization for Sinqia’s management to subscribe to Evertec BR New Shares on the Closing Date, the waiver of Evertec BR’s obligation to be listed in the Novo Mercado special segment of B3 due to the Transaction, as required by Article 46, Sole Paragraph, of the Novo Mercado Ruling, and the authorization for Sinqia’s management to adopt all measures necessary to perform the resolutions taken and (xi) the absence of any Material Adverse Change (as defined in the Merger Agreement). There can be no assurance that these or other closing conditions will be satisfied in a timely manner or at all. Any delay in completing the Transaction could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the Transaction is not completed, our stock price could decline to the extent it reflects an assumption that we will complete the acquisition. Furthermore, if the Transaction is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant acquisition costs that we would be unable to recover, negative publicity and a negative impression of us in the investment community.

Although we expect benefits to result from the Transaction, including future accretive impact to our earnings per common share and potential for revenue synergies, there can be no assurance that we will actually realize any of them, or realize them within the anticipated timeframe. Achieving these benefits will depend, in part, on our ability to integrate Sinqia’s business successfully and efficiently. The challenges involved in this integration will likely be complex and time consuming. If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits, of the Transaction within our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful integration of the Sinqia business will require significant management attention both before and after the completion of the Transaction, and may divert the attention of management from our business and operational issues.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Company’s common stock in the three month period ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
6/1/2023-6/30/2023	268,398	35.64	268,398
	268,398	35.64	268,398	62,565,507

(1) On July 20, 2023, the Company announced that its Board approved an increase to the current stock repurchase program, authorizing the purchase of up to an aggregate of $150 million of the Company’s common stock and an extension to the expiration of the program to December 31, 2024. Under the repurchase program, the Company may repurchase shares in the open market, through accelerated share repurchase programs, Rule 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.None.
b.None.
c.During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

2.1#	Merger Agreement and Other Covenants, dated July 20, 2023 (incorporated by reference to Exhibit 2.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on July 21, 2023, File No. 001-35872).
3.1
Third Amended and Restated Certificate of Incorporation of EVERTEC, Inc., dated as of May 25, 2023 (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-35872).

3.2
Amended and Restated Bylaws of EVERTEC, Inc., dated as of May 25, 2023 (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc.’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-35872).

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2022 Incentive Award Plan, dated June 1, 2023, by and between EVERTEC, Inc. and the director (applicable Frank G. D’Angelo, Kelly Barrett, Olga Botero, Virginia Gambale, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, and Brian J. Smith).

10.2	Voting Agreement and Other Covenants, dated July 20, 2023 (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on July 21, 2023, File No. 001-35872).
31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL**	Inline Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL**	Inline Taxonomy Extension Schema
101.CAL XBRL**	Inline Taxonomy Extension Calculation Linkbase
101.DEF XBRL**	Inline Taxonomy Extension Definition Linkbase
101.LAB XBRL**	Inline Taxonomy Extension Label Linkbase
101.PRE XBRL**	Inline Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERTEC, Inc. (Registrant)

Date: August 1, 2023	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2023	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)