Form 10-Q
period 2023-09-30
EVERTEC, Inc.
filed 2023-10-27
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023 or

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
At October 20, 2023, there were 64,630,922 outstanding shares of common stock of EVERTEC, Inc.

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

Words such as “believes,” “expects,” "anticipates," "intends," "projects," “estimates,” and “plans” and similar expressions of future or conditional verbs such as "will," "should," "would," "may," and "could" or the negatives of theses terms or variations of them or similar terminology are generally forward-looking in nature and not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

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
•failure to satisfy one or more conditions to closing of the Sinqia Transaction (as defined below);
•our inability to integrate Sinqia (as defined below) successfully into the Company or to achieve expected accretion to our earnings per common share;

•any loss of personnel or customers in connection with the Transaction;
•any cost and other terms of new debt financing incurred in connection with the Transaction; and
•any possibility of future catastrophic hurricanes, earthquakes and other potential natural disasters affecting our main markets in Latin America and the Caribbean.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under Part 1, Item 1A. "Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023, as updated by Part II, Item 1A.“Risk Factors” in this Report, and in Part I, Item 2.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as may be updated in our subsequent filings with the SEC. The Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless it is required to do so by law.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$177,821	$185,274
Restricted cash	20,607	18,428
Accounts receivable, net	115,779	111,493
Settlement assets	34,771	31,542
Prepaid expenses and other assets	53,373	42,392
Total current assets	402,351	389,129
Debt securities available-for-sale, at fair value	2,079	2,203
Equity securities, at fair value	25,992	—
Investment in equity investee	20,011	14,661
Property and equipment, net	56,957	56,387
Operating lease right-of-use asset	12,523	15,918
Goodwill	434,496	423,392
Other intangible assets, net	220,240	200,320
Deferred tax asset	18,280	5,701
Derivative asset	11,492	7,440
Net investment in leases	—	14
Other long-term assets	17,039	16,578
Total assets	$1,221,460	$1,131,743
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$91,310	$80,666
Accounts payable	52,403	29,730
Contract liability	14,428	15,226
Income tax payable	958	9,406
Current portion of long-term debt	20,750	20,750
Short-term borrowings	6,000	20,000
Current portion of operating lease liability	5,979	5,936
Settlement liabilities	27,684	26,696
Foreign currency swap liability	29,225	—
Total current liabilities	248,737	208,410
Long-term debt	374,656	389,498
Deferred tax liability	10,828	10,111
Contract liability - long term	34,062	34,068
Operating lease liability - long-term	7,045	10,788
Other long-term liabilities	9,783	4,120
Total liabilities	685,111	656,995
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 64,630,922 shares issued and outstanding as of September 30, 2023 (December 31, 2022 - 64,847,233)	646	648
Additional paid-in capital	4,403	—
Accumulated earnings	530,714	487,349
Accumulated other comprehensive loss, net of tax	(3,352)	(16,486)
Total EVERTEC, Inc. stockholders’ equity	532,411	471,511
Non-controlling interest	3,938	3,237
Total equity	536,349	474,748
Total liabilities and equity	$1,221,460	$1,131,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenues (affiliates Note 16)	$173,198	$145,803	$500,088	$456,622

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	81,280	76,272	238,149	215,244
Selling, general and administrative expenses	30,437	26,001	83,834	66,436
Depreciation and amortization	21,919	19,712	63,680	58,432
Total operating costs and expenses	133,636	121,985	385,663	340,112
Income from operations	39,562	23,818	114,425	116,510
Non-operating income (expenses)
Interest income	1,926	807	5,162	2,279
Interest expense	(5,709)	(6,763)	(16,992)	(18,242)
Loss on foreign currency remeasurement	(2,806)	(7,779)	(7,337)	(6,858)
Loss on foreign currency swap	(29,225)	—	(29,225)	—
Earnings of equity method investment	1,197	688	3,828	2,120
Gain on sale of business	—	135,642	—	135,642
Other income, net	153	374	2,754	1,621
Total non-operating (expenses) income	(34,464)	122,969	(41,810)	116,562
Income before income taxes	5,098	146,787	72,615	233,072
Income tax (benefit) expense	(4,858)	9,048	4,546	22,911
Net income	9,956	137,739	68,069	210,161
Less: Net loss attributable to non-controlling interest	(80)	(75)	(174)	(140)
Net income attributable to EVERTEC, Inc.’s common stockholders	10,036	137,814	68,243	210,301
Other comprehensive income (loss), net of tax of $329, $716, $18 and $1,442
Foreign currency translation adjustments	(11,332)	4,125	9,426	(210)
Gain on cash flow hedges	3,468	5,762	3,739	18,824
Unrealized loss on change in fair value of debt securities available-for-sale	(11)	$(21)	$(31)	$(77)
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$2,161	$147,680	$81,377	$228,838
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.16	$2.08	$1.05	$3.01
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.15	$2.06	$1.04	$2.98

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	64,847,233	$648	$—	$487,349	$(16,486)	$3,237	$474,748
Share-based compensation recognized	—	—	5,557	—	—	—	5,557
Repurchase of common stock	(187,976)	(1)	—	(6,268)	—	—	(6,269)
Restricted stock units delivered	419,205	4	(5,557)	(321)	—	—	(5,874)
Net income	—	—	—	30,052	—	11	30,063
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,249)	—	—	(3,249)
Other comprehensive income	—	—	—	—	16,040	125	16,165
Balance at March 31, 2023	65,078,462	$651	$—	$507,563	$(446)	$3,373	$511,141
Share-based compensation recognized	—	—	6,499	—	—	—	$6,499
Repurchase of common stock	(268,398)	(3)	(6,418)	(3,100)	—	—	(9,521)
Restricted stock units delivered	29,045	—	(81)	—	—	—	(81)
Net income	—	—	—	28,155	—	(105)	28,050
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,254)	—	—	(3,254)
Other comprehensive income	—	—	—	—	4,969	339	5,308
Balance at June 30, 2023	64,839,109	$648	$—	$529,364	$4,523	$3,607	$538,142
Share-based compensation recognized	—	—	6,756	—	—	—	$6,756
Repurchase of common stock	(208,564)	(2)	(2,031)	(5,775)	—	—	(7,808)
Restricted stock units delivered	377	—	(322)	321	—	—	(1)
Net income	—	—	—	10,036	—	(80)	9,956
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,232)	—	—	(3,232)
Other comprehensive (loss) income	—	—	—	—	(7,875)	411	(7,464)
Balance at September 30, 2023	64,630,922	$646	$4,403	$530,714	$(3,352)	$3,938	$536,349

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	71,969,856	$719	$7,565	$506,051	$(48,123)	$4,056	$470,268
Share-based compensation recognized	—	—	4,279	—	—	—	4,279
Repurchase of common stock	(521,643)	(5)	(6,193)	(14,981)	—	—	(21,179)
Restricted stock units delivered	251,085	3	(5,651)	—	—	—	(5,648)
Net income (loss)	—	—	—	38,898	—	(32)	38,866
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,598)	—	—	(3,598)
Other comprehensive income	—	—	—	—	11,912	248	12,160
Balance at March 31, 2022	71,699,298	$717	$—	$526,370	$(36,211)	$4,272	$495,148
Share-based compensation recognized	—	—	5,165	—	—	—	5,165
Repurchase of common stock	(357,114)	(4)	(3,466)	(10,566)	—	—	(14,036)
Restricted stock units delivered	25,149	—	(28)	—	—	—	(28)
Net income	—	—	—	33,589	—	(33)	33,556
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,579)	—	—	(3,579)
Other comprehensive loss	—	—	—	—	(3,241)	(384)	(3,625)
Balance at June 30, 2022	71,367,333	713	1,671	545,814	(39,452)	3,855	512,601
Share-based compensation recognized	—	—	5,296	—	—	—	5,296
Repurchase of common stock	(1,190,388)	(12)	(6,958)	(30,347)	—	—	(37,317)
Restricted stock units delivered	485	—	(9)	—	—	—	(9)
Net income	—	—	—	137,814	—	(75)	137,739
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,338)	—	—	(3,338)
Other comprehensive loss	—	—	—	—	9,866	(334)	9,532
Common stock received in exchange of the sale of a Business	(4,589,160)	(46)	—	(169,203)	—	—	(169,249)
Balance at September 30, 2022	65,588,270	655	—	480,740	(29,586)	3,446	455,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net income	68,069	$210,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,680	58,432
Amortization of debt issue costs and accretion of discount	1,795	1,187
Operating lease amortization	4,619	4,576
Unrealized loss on foreign currency hedge	29,225	—
Unrealized gain on change in fair value of equity securities	(104)	—
(Release) provision for expected credit losses and sundry losses	(305)	3,363
Deferred tax benefit	(16,491)	(1,699)
Share-based compensation	18,812	14,740
Gain on sale of a business	—	(135,642)
Loss on disposition of property and equipment	789	4,691
Earnings of equity method investment	(3,828)	(2,120)
Dividend received from equity method investment	3,497	2,053
Loss on foreign currency remeasurement	7,337	6,858
Decrease (increase) in assets:
Accounts receivable, net	(4,590)	3,503
Prepaid expenses and other assets	(11,181)	(3,417)
Other long-term assets	(1,013)	(4,389)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	17,387	468
Income tax payable	(9,108)	2,921
Contract liability	(1,146)	1,344
Operating lease liabilities	(3,739)	(4,450)
Other long-term liabilities	(247)	(3,571)
Total adjustments	95,389	(51,152)
Net cash provided by operating activities	163,458	159,009
Cash flows from investing activities
Additions to software	(34,193)	(28,287)
Acquisition of customer relationship	—	(10,607)
Property and equipment acquired	(16,429)	(16,313)
Proceeds from sales of property and equipment	23	77
Acquisition of available-for-sale debt securities	(962)	(254)
Purchase of equity securities	(26,505)	—
Investment in equity investee	(5,500)	—
Purchase of certificates of deposit	—	(7,264)
Proceeds from maturities of available-for-sale debt securities	1,048	1,015
Acquisitions, net of cash acquired	(22,915)	(44,369)
Net cash used in investing activities	(105,433)	(106,002)
Cash flows from financing activities
Withholding taxes paid on share-based compensation	(5,956)	(5,685)
Net decrease in short-term borrowings	(14,000)	—
Repayment of short-term borrowings for purchase of equipment and software	—	(901)
Dividends paid	(9,735)	(10,515)
Repurchase of common stock	(23,598)	(72,532)
Repayment of long-term debt	(15,563)	(9,875)
Net cash used in financing activities	(68,852)	(99,508)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	10,716	4,260
Net decrease in cash, cash equivalents and restricted cash	(111)	(42,241)
Cash, cash equivalents, restricted cash and cash included in settlement assets at beginning of the period	215,657	285,917

Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$215,546	$243,676
Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets
Cash and cash equivalents	$177,821	$216,357
Restricted cash	20,607	18,705
Cash and cash equivalents included in settlement assets	17,118	8,614
Cash, cash equivalents, restricted cash and cash included in settlement assets	$215,546	$243,676
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,737	$18,523
Cash paid for income taxes	$29,692	$24,386

Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	$4,207	$—
Non-cash investing activities
Software exchanged for common stock	—	18,761
Goodwill exchanged for common stock	—	5,813
CDs transferred in the acquisition of a business	—	7,169
Non-cash financing activities
Payable due to vendor related to licenses acquired	7,911	—
Non-cash financing and investing activities
Common stock received and retired for sale of a business	—	169,249
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

The Company accounted for this transaction as a business combination. The following table details the preliminary fair value of assets acquired and liabilities assumed from the paySmart acquisition:

Preliminary Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$2,037
Accounts receivable, net	451
Prepaid expenses and other assets	58
Property and equipment, net	107
Operating lease right-of-use asset	182
Goodwill	9,735
Settlement assets	52,593
Other intangible assets, net	15,174
Total assets acquired	80,337
Accounts payable	278
Settlement liabilities	50,368
Operating lease liability	185
Income tax payable	298
Deferred tax liability	4,253
Total liabilities assumed	$55,382

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$10,239	20
Trademark	1,299	5
Software packages	3,636	5
Total	$15,174	15

Refer to Note 6- Goodwill and Other Intangible Assets for detail of goodwill allocated by reportable segments. The goodwill is primarily attributed to anticipated synergies. Currently, none of the goodwill is deductible for income tax purposes.

Note 3 – Debt Securities

The amortized cost, gross unrealized gains and losses recorded in OCI and estimated fair value of debt securities available-for-sale by contractual maturity as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,090	$—	$(11)	$2,079

	December 31, 2022
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,194	$9	$—	$2,203

Costa Rica Government Obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

For the nine months period ended September 30, 2023, the Company purchased $1.0 million in debt securities that were classified as available-for-sale and $0.3 million for the corresponding period in 2022. Debt securities amounting to $1.0 million and $1.0 million matured during the nine months period ended September 30, 2023 and 2022, respectively, while no debt securities were sold during the same periods.

A provision for credit losses was not required for the periods presented above. Refer to Note 8 for disclosure requirements related to the fair value hierarchy.

Note 4 – Investment in Equity Investee

In the third quarter of 2023, the Company, through its wholly owned subsidiary EVERTEC Costa Rica, S.A. (“EVERTEC CR”), entered into an agreement with a corporate partner to jointly develop and provide payment services in the Latin America region. The services will be provided through a newly formed entity which both entities will contribute capital to form. The Company has concluded that the newly formed entity is a joint venture not controlled by the Company and will therefore account for the entity as an equity investee. The Company has committed capital contributions in the amount of $13.5 million, consisting of cash payments amounting to $7.5 million, nonfinancial assets consisting of $3.5 million in development of intellectual property, and $2.5 million in processing cost credits. At September 30, 2023, the Company had contributed $5.5 million in cash from the committed amounts, which represented 9.91% ownership in the joint venture.

Note 5 – Property and Equipment, net

Property and equipment, net consists of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2023	December 31, 2022
Buildings	30	$1,620	$1,456
Data processing equipment	3 - 5	178,367	162,761
Furniture and equipment	3 - 20	9,869	9,154
Leasehold improvements	5 -10	4,208	3,660
		194,064	177,031
Less - accumulated depreciation and amortization		(138,525)	(121,919)
Depreciable assets, net		55,539	55,112
Land		1,418	1,275
Property and equipment, net		$56,957	$56,387

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2023 amounted to $5.4 million and $15.9 million, respectively, compared to $4.6 million and $13.9 million for the corresponding periods in 2022.

Note 6 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 17):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2022	$160,972	$84,289	$138,121	$40,010	$423,392
Goodwill attributable to acquisition	—	9,735	—	—	9,735
Foreign currency translation adjustments	—	1,369	—	—	1,369
Balance at September 30, 2023	$160,972	$95,393	$138,121	$40,010	$434,496

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. No impairment losses were recognized based on the quantitative assessment performed as of August 31, 2023. For the corresponding period in 2022 the qualitative analysis was followed and no impairment losses were recognized. Refer to Note 2 - Business Acquisition, for further details of goodwill acquired in the first quarter of 2023.

The carrying amount of other intangible assets at September 30, 2023 and December 31, 2022 was as follows:

		September 30, 2023
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 20	$403,108	$(327,813)	$75,295
Trademarks	1 - 15	44,495	(39,333)	$5,162
Software packages	3 - 10	405,429	(265,646)	$139,783
Other intangible assets, net		$853,032	$(632,792)	$220,240

		December 31, 2022
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 15	$392,737	$(303,733)	$89,004
Trademarks	1 - 15	43,195	(37,998)	5,197
Software packages	3 - 10	349,474	(243,355)	106,119
Other intangible assets, net		$785,406	$(585,086)	$200,320

Amortization expense related to other intangibles for the three and nine months ended September 30, 2023 amounted to $16.6 million and $47.8 million, respectively, compared to $15.2 million and $44.5 million for the corresponding periods in 2022. During the nine months ended September 30, 2022, the Company recorded an impairment loss through cost of revenues of $4.1 million for a multi-year software development for which a reduction in future cash flows was projected. The impairment charge affected the Company's Payment Services - Puerto Rico & Caribbean segment.

The estimated amortization expense of the other intangible balances outstanding at September 30, 2023, for the next five years is as follows:

(In thousands)
Remaining 2023	$16,411
2024	55,249
2025	28,644
2026	19,267
2027	14,522

Note 7 – Debt and Short-Term Borrowings

Debt at September 30, 2023 and December 31, 2022 was as follows:

(In thousands)	September 30, 2023	December 31, 2022
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$395,406	$410,248
Revolving credit facility(2)	6,000	20,000
Note payable due on September 1, 2030(1)	7,911	$—

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.

(2)Subject to a minimum rate ("SOFR floor") of 0% plus applicable margin of 1.50% at September 30, 2023 and December 31, 2022.

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

At September 30, 2023, the unpaid principal balance of the Term Loan Facility was $399.4 million. At September 30, 2023, there was $6.0 million outstanding on the Revolving Facility and the additional borrowing capacity was $188.0 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of September 30, 2023, the outstanding principal balance of the note payable on a discounted basis was $7.9 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2023, the Company has two interest rate swap agreements, entered into in December 2018 and May 2023, which convert a portion of the interest rate payments on the Company's Term Loan Facility from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%

As of September 30, 2023 and December 31, 2022, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheets was $11.5 million and $7.4 million, respectively. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 9 for disclosure of gains recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2023, the Company reclassified gains of $1.6 million and $4.0 million, respectively, from accumulated other comprehensive income into interest expense compared to losses of $0.4 million and $3.5 million, respectively, for the corresponding periods in 2022. Based on current SOFR rates, the Company expects to reclassify gains of $6.2 million from accumulated other comprehensive income into interest expense over the next 12 months.

The cash flow hedge is considered highly effective.

Note 8 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

Debt Securities Available for Sale

The fair value of debt securities is estimated based on observable inputs, therefore classified as a Level 2 asset within the fair value hierarchy. The fair value of the Costa Rica Government Obligations was $2.1 million and $2.2 million as of September 30, 2023 and December 31, 2022.

Derivative Instruments

The fair value of the Company's interest rate swaps are estimated using Level 2 inputs under the fair value hierarchy. These derivatives were in an asset position with a balance of $11.5 million and $7.4 million as of September 30, 2023 and December 31, 2022, respectively.

The fair value of the foreign currency swap entered into during the third quarter of 2023 to fix the acquisition price of the Sinqia transaction described in Note 18, Subsequent events, is estimated using Level 2 inputs under the fair value hierarchy. This derivative was in a liability position of $29.2 million as of September 30, 2023.

Equity Securities

During the third quarter of 2023, the Company purchased 4.8 million shares of Sinqia, S.A., a public company traded in B3, the Brazilian stock exchange. The shares were purchased in the open market for $26.5 million and at September 30, 2023 the fair value of the equity securities, classified as a Level 1 input, amounted to $26.0 million. For both the three and nine month periods ended September 30, 2023, the Company recognized unrealized gains of $0.1 million in the unaudited condensed consolidated statement of income and translation losses of $0.6 million through other comprehensive income (loss).

The following table presents the carrying value, as applicable, and estimated fair value for financial instruments at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Costa Rica government obligations	$2,079	$2,079	$2,203	$2,203
Equity securities	$25,992	$25,992	$—	$—
Interest rate swaps	11,492	11,492	7,440	7,440
Financial liabilities:
Term Loan Facility	395,406	397,840	410,248	413,494
Foreign currency hedge liability	29,225	29,225	—	—

The fair value of the term loan at September 30, 2023 and December 31, 2022 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loan is not accounted for at fair value in the balance sheet.

Note 9 – Equity

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in the balances of accumulated other comprehensive income (loss) for the nine months ended September 30, 2023:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (losses) on Debt Securities AFS	Total
Balance - December 31, 2022, net of tax	$(23,481)	$6,954	41	(16,486)
Other comprehensive income (loss) before reclassifications	9,426	7,691	(31)	17,086
Effective portion reclassified to net income	$—	$(3,952)	—	(3,952)
Balance - September 30, 2023, net of tax	$(14,055)	$10,693	$10	$(3,352)

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

The following table summarizes nonvested RSUs activity for the nine months ended September 30, 2023:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2022	1,363,780	$38.96
Granted	778,656	37.51
Vested	(608,800)	36.92
Forfeited	(15,080)	40.52
Nonvested at September 30, 2023	1,518,556	$40.13

For the three and nine months ended September 30, 2023, the Company recognized $6.7 million and $18.8 million of share-based compensation expense, compared with $5.3 million and $14.7 million for the corresponding period in 2022.

As of September 30, 2023, the maximum unrecognized cost for RSUs was $36.7 million. The cost is expected to be recognized over a weighted average period of 1.8 years.

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

	Three Months Ended September 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$107	$581	$—	$2,396	$3,084
Products and services transferred over time	34,302	41,128	40,557	54,127	$170,114
	$34,409	$41,709	$40,557	$56,523	$173,198

	Three Months Ended September 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$89	$973	$—	$3,790	$4,852
Products and services transferred over time	29,456	29,068	36,911	45,516	$140,951
	$29,545	$30,041	$36,911	$49,306	$145,803

	Nine months ended September 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$345	$1,834	$—	$6,053	$8,232
Products and services transferred over time	100,651	105,917	122,152	163,136	$491,856
	$100,996	$107,751	$122,152	$169,189	$500,088

	Nine months ended September 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$244	$1,405	$—	$7,956	$9,605
Products and services transferred over time	86,045	81,229	111,079	168,664	$447,017
	$86,289	$82,634	$111,079	$176,620	$456,622

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended September 30, 2023 and 2022 was approximately 34% and 35%, respectively. For the nine months ended September 30, 2023 and September 30, 2022 this percentage was approximately 36% and 40%, respectively.

Contract Balances

The following table provides information about contract assets from contracts with customers.

(In thousands)	September 30, 2023	December 31, 2022
Balance at beginning of period	$4,749	$1,715
Services transferred to customers	17,827	9,313
Transfers to accounts receivable	(12,244)	(6,279)
Balance at end of period	$10,332	$4,749

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at September 30, 2023 amounted to $115.8 million. Contract liability and contract liability - long term at September 30, 2023 amounted to $14.4 million and $34.1 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. The Company regularly reviews its estimates for variable consideration on the transaction price and recognizes changes in estimates on a cumulative catch-up basis as if the most current estimate of the transaction price adjusted for variable consideration had been known as of the inception of the contract. During the three and nine months ended September 30, 2023, the Company recognized revenue of $4.2 million and $12.9 million, respectively, that was included in the contract liability at December 31, 2022. During the three and nine months ended September 30, 2022, the Company recognized revenue of $17.0 million and $29.0 million, respectively, that was included in the contract liability at December 31, 2021.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2023 is $907.6 million, which is expected to be recognized over the next 1 to 6 years. This amount consists of minimums on certain master services agreements, professional service fees for implementation or set up activities related to managed services and maintenance services typically recognized over the life of the contract, and professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables.

(In thousands)	September 30, 2023	December 31, 2022
Balance at beginning of period	$2,159	$2,523
Current period provision for expected credit losses	956	754
Write-offs	(197)	(1,268)
Recoveries of amounts previously written-off	17	150
Balance at end of period	$2,935	$2,159

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

Note 13 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2023 and 2022, respectively, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Current tax provision	$8,166	$9,537	$21,037	$24,610
Deferred tax benefit	(13,024)	(489)	(16,491)	(1,699)
Income tax (benefit) expense	$(4,858)	$9,048	$4,546	$22,911

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2023 and 2022, and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Current tax provision
Puerto Rico	$1,851	$6,318	$5,626	$11,809
United States	80	44	138	107
Foreign countries	6,235	3,175	15,273	12,694
Total current tax provision	$8,166	$9,537	$21,037	$24,610
Deferred tax benefit
Puerto Rico	$(11,169)	$719	$(11,593)	$(321)
United States	34	54	38	9
Foreign countries	(1,889)	(1,262)	(4,936)	(1,387)
Total deferred tax benefit	$(13,024)	$(489)	$(16,491)	$(1,699)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2023, the Company had $130.6 million of unremitted earnings from foreign subsidiaries, compared to $115.5 million as of December 31, 2022. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of September 30, 2023, the gross deferred tax asset amounted to $29.9 million and the gross deferred tax liability amounted to $20.0 million, compared to $17.9 million and $20.7 million, respectively, as of December 31, 2022. As of September 30, 2023, and December 31, 2022, there is a valuation allowance against the gross deferred tax asset of approximately $2.4 million and $1.6 million, respectively.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Nine months ended September 30,
(In thousands)	2023	2022
Computed income tax at statutory rates	$27,231	$87,402
Differences in tax rates due to multiple jurisdictions	3,034	2,612
Effect of income subject to tax-exemption grant	(24,697)	(26,262)
Effect of the gain on sale of a business	—	(39,645)
Unrecognized tax expense	103	(3,472)
Excess tax benefits on share-based compensation	11	169
Tax credits for research and development activities	(884)	—
Other, net	(252)	2,107
Income tax expense	$4,546	$22,911

Note 14 – Net Income Per Common Share

The reconciliation of the numerator and denominator of the income per common share is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2023	2022	2023	2022
Net income available to EVERTEC, Inc.’s common shareholders	$10,036	$137,814	$68,243	$210,301
Weighted average common shares outstanding	64,648,542	66,398,547	64,886,551	69,906,483
Weighted average potential dilutive common shares (1)	1,130,717	647,262	819,045	682,432
Weighted average common shares outstanding - assuming dilution	65,779,259	67,045,809	65,705,596	70,588,915
Net income per common share - basic	$0.16	$2.08	$1.05	$3.01
Net income per common share - diluted	$0.15	$2.06	$1.04	$2.98

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 16, 2023, April 20, 2023 and July 20, 2023, respectively the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 17, 2023, June 2, 2023 and September 1, 2023, respectively to stockholders' of record on February 28, 2023, May 1, 2023 and July 31, 2023, respectively.

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

The following table presents the Company’s transactions with Popular for the three and nine months ended September 30, 2022 while they were deemed a related party:

	Three months ended September 30,	Nine months ended September 30,
(In thousands)	2022 (1)	2022 (1)
Total revenues	$22,782	$153,335
Cost of revenues	$653	$2,386
Operating lease cost and other fees	$807	$4,433
Interest earned from affiliate
Interest income	$231	$1,011

(1)Amounts presented through August 15, 2022.

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

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three Months Ended September 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$51,600	$46,155	$40,557	$56,522	$(21,636)	$173,198
Operating costs and expenses	28,402	38,608	26,997	40,643	(1,014)	133,636
Depreciation and amortization	6,203	4,898	1,078	4,478	5,262	21,919
Non-operating income (expenses)	110	(2,148)	—	69	(28,712)	(30,681)
EBITDA	29,511	10,297	14,638	20,426	(44,072)	30,800
Compensation and benefits (2)	663	859	662	696	4,090	6,970
Transaction, refinancing and other fees (3)	269	3,451	—	—	34,363	38,083
(Gain) loss on foreign currency remeasurement (4)	(87)	2,885	—	—	8	2,806
Adjusted EBITDA	$30,356	$17,492	$15,300	$21,122	$(5,611)	$78,659

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $13.5 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $4.4 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $3.7 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the foreign currency swap loss and the elimination of unrealized equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of dividends received.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

	Three Months Ended September 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$44,592	$33,741	$36,911	$49,306	$(18,747)	$145,803
Operating costs and expenses	26,960	28,513	25,261	38,522	2,729	121,985
Depreciation and amortization	5,116	4,104	1,045	3,745	5,702	19,712
Non-operating income (expenses)	385	(7,094)	348	136,218	(932)	128,925
EBITDA	23,133	2,238	13,043	150,747	(16,706)	172,455
Compensation and benefits (2)	1,557	972	498	503	2,141	5,671
Transaction, refinancing and other fees (3)	330	—	325	(134,974)	8,581	(125,738)
Loss on foreign currency remeasurement (4)	68	7,725	—	—	(14)	7,779
Adjusted EBITDA	$25,088	$10,935	$13,866	$16,276	$(5,998)	$60,167

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
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the gain from the Popular transaction and the elimination of unrealized equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of dividends received.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

	Nine months ended September 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$150,824	$120,548	$122,152	$169,188	$(62,624)	$500,088
Operating costs and expenses	85,019	101,586	81,302	118,653	(897)	385,663
Depreciation and amortization	18,178	13,002	3,357	13,436	15,707	63,680
Non-operating income (expenses)	590	(3,643)	308	667	(27,902)	(29,980)
EBITDA	84,573	28,321	44,515	64,638	(73,922)	148,125
Compensation and benefits (2)	2,033	2,510	2,054	2,226	12,693	21,516
Transaction, refinancing and other fees (3)	850	3,704	—	—	38,741	43,295
(Gain) loss on foreign currency remeasurement (4)	(41)	7,372	—	—	6	7,337
Adjusted EBITDA	$87,415	$41,907	$46,569	$66,864	$(22,482)	$220,273

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $39.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $12.8 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $9.9 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the foreign currency swap loss and the elimination of unrealized equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A, net of dividends received.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

	Nine months ended September 30, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Payment Services - Latin America	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$130,678	$93,308	$111,079	$176,620	$(55,063)	$456,622
Operating costs and expenses	76,920	77,132	68,288	117,747	25	340,112
Depreciation and amortization	15,062	9,628	3,104	12,787	17,851	58,432
Non-operating income (expenses)	928	(3,365)	980	137,542	(3,560)	132,525
EBITDA	69,748	22,439	46,875	209,202	(40,797)	307,467
Compensation and benefits (2)	2,569	2,758	1,284	1,503	7,241	15,355
Transaction, refinancing and other fees (3)	330	—	325	(134,990)	11,615	(122,720)
Loss on foreign currency remeasurement (4)	230	5,596	—	—	1,032	6,858
Adjusted EBITDA	$72,877	$30,793	$48,484	$75,715	$(20,909)	$206,960

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $36.5 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $10.7 million from Payment Services- Latin America to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $7.9 million from Payment Services - Puerto Rico & Caribbean to Payment Services - Latin America.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the gain from the Popular transaction and the elimination of unrealized equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of dividends received.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

The reconciliation of consolidated net income to EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Net Income	$9,956	$137,739	$68,069	$210,161
Add:
Income tax (benefit) expense	(4,858)	9,048	4,546	22,911
Interest expense, net	3,783	5,956	11,830	15,963
Depreciation and amortization	21,919	19,712	63,680	58,432
Total EBITDA	$30,800	$172,455	$148,125	$307,467

Note 18 – Subsequent Events

On October 19, 2023, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 1, 2023 to stockholders of record as of the close of business on October 30, 2023. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

On July 20, 2023, the Company entered into a Merger Agreement and Other Covenants (the “Merger Agreement”), by and among Evertec Brasil Informática S.A, a wholly-owned subsidiary of Evertec (“Evertec BR”), Sinqia S.A., a publicly held company incorporated and existing in accordance with the laws of the Federative Republic of Brazil (“Sinqia”), and certain other Key Shareholders (as defined therein), as shareholders of Sinqia. The Board and the board of directors of Sinqia (the “Sinqia Board”) have unanimously approved the Merger Agreement. Pursuant to and on the terms and subject to the conditions set forth in the Merger Agreement, a business combination of Evertec BR and Sinqia (the "Sinqia Transaction") will be carried out through a merger of all shares issued by Sinqia into Evertec BR pursuant to provisions of the Brazilian Corporations Law and other applicable Brazilian laws and regulations (the “Merger of Shares”), and as a result of such Merger of Shares, Sinqia will become a wholly-owned subsidiary of Evertec BR.

On September 14, 2023, the Merger Transaction received Sinqia shareholder approval, a closing condition in the Merger Agreement. The Sinqia Transaction is expected to close in the fourth quarter of 2023 and is subject to the satisfaction or waiver of customary closing conditions. Evertec intends to finance the Sinqia Transaction with cash on hand and committed financing of $600 million.

On September 12, 2023, the Company formally registered a Brazilian Depositary Receipts ("BDR") program with the Brazilian securities and exchange commission ("BDR Program"), in order to have securities backed by Evertec shares trading in the B3, the Brazilian stock exchange. The BDR Program has not been funded, no Evertec common stock underlying such BDRs has been issued, and no BDRs are actively trading on the B3. On October 24, 2023, the Company submitted to the NYSE a supplemental application review form requesting to reserve 1,168,555 shares of common stock, with a par value of $0.01 underlying 1,168,555 BDRs which will be issued as consideration pursuant to the Merger Agreement. October 27, 2023, the reserve was approved by the NYSE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2023 and 2022 and (ii) the financial condition as of September 30, 2023. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 24, 2023 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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
Executive Summary

EVERTEC is a leading full-service transaction-processing business in Latin America, Puerto Rico, and the Caribbean, providing a broad range of merchant acquiring, payment services and business process management services. According to the September 2022 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries out of 12 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in Latin America. We process over six billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico. Additionally, we offer technology outsourcing and payment transactions fraud monitoring to all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (as amended, the "A&R ISO Agreement"), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company's largest customer and for the nine months ended September 30, 2023 approximately 36% of our revenues were generated from this relationship.

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

At the effective time of the Merger of Shares, each common share of Sinqia (the “Sinqia Common Shares”), issued and outstanding immediately prior to the Merger of Shares will be exchanged for (a) one class A mandatorily redeemable preferred share issued by Evertec BR (“Evertec BR New Class A Shares”), and (b) one class B mandatorily redeemable preferred share issued by Evertec BR (“Evertec BR New Class B Shares” and, jointly with Evertec BR New Class A Shares, the “Evertec BR New Shares”). Immediately upon implementation of the Merger of Shares, all Evertec BR New Shares delivered to the then shareholders of Sinqia will be automatically redeemed and canceled (the “Redemption”, and together with the Merger of Shares, the “Transaction”), and each then shareholder of Sinqia will be entitled to receive, for each Evertec BR New Class A Share held, (i) twenty-four Reais and forty-seven cents (R$ 24.47), increased by a customary daily “ticking fee” of up to one Reais (R$1.00) per share depending on the timing of the closing and subject to other customary adjustments as set forth in the Merger Agreement, and (ii) Brazilian Depositary Receipts representing 0.014354 underlying share of common stock, par value $0.01 per share, of Evertec. The Transaction is expected to close in the fourth quarter of 2023 and is subject to the satisfaction or waiver of customary closing conditions.

Evertec also obtained financing commitments for the purpose of financing the Transaction and paying related fees and expenses with debt financing in an aggregate principal amount of $600 million (as such amount may be increased). The obligations of the lenders to provide debt financing under the related debt commitment letter are subject to customary terms and conditions.

On September 14, 2023, the Transaction received Sinqia shareholder approval, satisfying one of the closing conditions in the Merger Agreement.

On September 12, 2023, the Company formally registered a Brazilian Depositary Receipts ("BDR") program with the Brazilian securities and exchange commission ("BDR Program"), in order to have securities backed by Evertec shares trading in the B3, the Brazilian stock exchange. The BDR Program has not been funded, no Evertec common stock underlying such BDRs has been issued, and no BDRs are actively trading on the B3. On October 24, 2023, the Company submitted to the NYSE a supplemental application review form requesting to reserve 1,168,555 shares of common stock, with a par value of $0.01 underlying 1,168,555 BDRs which will be issued as consideration pursuant to the Merger Agreement. October 27, 2023, the reserve was approved by the NYSE.

This complementary acquisition is expected to enhance the Company's growth strategy, diversify the Company’s business, expand the Company’s addressable markets, increase the Company’s product offering, and drive revenue synergies over time.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, which, together with the ongoing shift from cash and paper methods of payment to electronic payments will continue to generate growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin America and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin America regions. We also benefit from the outsourcing of technology systems and processes trend for financial institutions and government. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

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

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate. Rising interest rates, inflationary pressures, foreign currency fluctuations and economic uncertainty in the markets in which we operate may affect consumer confidence, which could result in a decrease in consumer spending and an impact to our financial results.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

	Three months ended September 30,
In thousands	2023	2022	Variance

Revenues	$173,198	$145,803	$27,395	19%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	81,280	76,272	5,008	7%
Selling, general and administrative expenses	30,437	26,001	4,436	17%
Depreciation and amortization	21,919	19,712	2,207	11%
Total operating costs and expenses	133,636	121,985	11,651	10%
Income from operations	$39,562	$23,818	$15,744	66%

Revenues

Total revenue for the quarter ended September 30, 2023 was $173.2 million, an increase of 19% compared with $145.8 million in the same period in the prior year, reflecting growth across all of the Company's segments. Merchant acquiring revenue growth was a result of an increase in sales volume and spread, and the continued benefit from pricing initiatives. Payment processing revenues in Puerto Rico continue to reflect an increase in transaction volumes as well as continued growth in ATH Movil revenues, primarily ATH Business. Payment processing LATAM revenue benefited from a $6.3 million catch-up adjustment related to the Company's processing contract with Getnet Chile as the Company now estimates that minimums on the contract will be surpassed. LATAM revenues also benefited from continued organic growth across regions and the contribution from the paySmart acquisition completed in the first quarter of 2023. Business solutions revenue increased mainly due to the impact in the prior year of the $6.9 million one-time credit granted to Popular upon closing of the Popular Transaction in the third quarter of 2022 as well as an increase in hardware and software sales.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2023 amounted to $81.3 million, an increase of $5.0 million or 7% when compared to the same period in the prior year. The increase during the three month period was primarily driven by an increase in personnel costs, mainly due to increased headcount in Latin America including the added headcount from the paySmart acquisition, professional fees and cloud services. These increases were partially offset by recoveries of previously recorded operational losses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 amounted to $30.4 million, an increase of $4.4 million or 17% when compared to the same period in the prior year. This increase was mainly driven by an increase in personnel costs as well as an increase in professional fees related to corporate development initiatives.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2023 amounted to $21.9 million, an increase of $2.2 million or 11% when compared to the same period in the prior year. This increase was primarily driven by an increase in amortization of intangible assets created in connection with the paySmart acquisition, as well as an increase in software amortization for internally developed software.

Non-Operating Expenses

	Three months ended September 30,
In thousands	2023	2022	Variance

Interest income	$1,926	$807	$1,119	139%
Interest expense	(5,709)	(6,763)	1,054	16%
Loss on foreign currency remeasurement	(2,806)	(7,779)	4,973	64%
Loss on foreign currency swap	(29,225)	—	(29,225)	—%
Earnings of equity method investment	1,197	688	509	74%
Gain on sale of business	—	135,642	(135,642)	(100)%
Other income	153	374	(221)	(59)%
Total non-operating (expenses) income	$(34,464)	$122,969	$(157,433)	128%

Non-operating expenses for the three months ended September 30, 2023 amounted to $34.5 million of expense compared to income of $123.0 million the comparable period in the prior year. The negative variance was mainly related to the gain on sale of a business of $135.6 million included in the prior year quarter as a result of closing the Popular Transaction and the unrealized loss on foreign currency swap of $29.2 million in the current year quarter. Partially offsetting these decreases was a foreign currency remeasurement loss of $2.8 million in the current quarter compared to a loss of $7.8 million in the prior year quarter and an increase in interest income of $1.1 million and a decrease in interest expense of $1.1 million.

Income Tax Expense

	Three months ended September 30,
In thousands	2023	2022	Variance
Income tax (benefit) expense	$(4,858)	$9,048	$(13,906)	(154)%

Income tax benefit for the three months ended September 30, 2023 amounted to $4.9 million, a decrease of $13.9 million when compared to the income tax expense in same period in the prior year. The effective tax rate for the period was (95.3)%, compared with 6.2% in the comparable 2022 period. The change in the effective tax rate primarily reflects the impact from the unrealized loss on foreign currency swap of $29.2 million in the current year quarter, which created a deferred tax benefit of $10.9 million, treated as a discrete item, partially offset by the impact of higher revenues in higher taxed jurisdictions, a shift in the mix of business in Puerto Rico and higher withholding taxes. Effective tax rate was also impacted during prior year by the Popular Transaction which was taxed at a preferential tax rate and the reversal of a potential liability for uncertain tax positions as a result of the expiration of the statue of limitation.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine months ended September 30,
In thousands	2023	2022	Variance

Revenues	$500,088	$456,622	$43,466	10%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	238,149	215,244	22,905	11%
Selling, general and administrative expenses	83,834	66,436	17,398	26%
Depreciation and amortization	63,680	58,432	5,248	9%
Total operating costs and expenses	385,663	340,112	45,551	13%
Income from operations	$114,425	$116,510	$(2,085)	(2)%

Revenues

Total revenues for the nine months ended September 30, 2023 was $500.1 million, an increase of 10% compared with $456.6 million in the same period in the prior year. The revenue increase was primarily driven by growth in the Company's payment segments, both Puerto Rico and Latin America. Merchant acquiring revenue reflected a higher sales volumes and spread which is mainly due to the continued benefit from pricing initiatives, shift in the card mix, and an increase in sales volumes. Payment processing growth in Puerto Rico was driven by the same factors explained above for the quarter. Payment Services Latin America revenue growth was driven by the same factors explained above for the quarter and revenue contribution from the BBR acquisition completed in the third quarter of 2022. These increases were partially offset by the impact to Business Solutions from the one-time CPI credit that impacted last year results and the assets sold as part of the Popular Transaction in the third quarter of 2022.

Cost of Revenues

Cost of revenues for nine months ended September 30, 2023 amounted to $238.1 million, an increase of $22.9 million or 11% when compared to the same period in the prior year. The increase during the nine month period was primarily driven by the same factors explained above for the quarter along with the revenue sharing agreement with Banco Popular, an increase in personnel costs, mainly due to increased headcount in Latin America including the added headcount from the BBR acquisition and an increase in printing supplies expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for nine months ended September 30, 2023 amounted to $83.8 million, an increase of $17.4 million or 26% when compared to the same period in the prior year due to the same reasons explained for the quarter.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2023 amounted to $63.7 million, an increase of $5.2 million or 9% when compared to the same period in the prior year. This increase was primarily driven by the same factors explained above for the quarter as well as amortization expense for intangibles created as part of the BBR acquisition.

Non-Operating Expenses

	Nine months ended September 30,
In thousands	2023	2022	Variance

Interest income	$5,162	$2,279	$2,883	127%
Interest expense	(16,992)	(18,242)	1,250	7%
Loss on foreign currency remeasurement	(7,337)	(6,858)	(479)	7%
Loss on foreign currency swap	(29,225)	—	(29,225)	—%
Earnings of equity method investment	3,828	2,120	1,708	81%
Gain on sale of business	—	135,642	(135,642)	(100)%
Other income	2,754	1,621	1,133	70%
Total non-operating (expenses) income	$(41,810)	$116,562	$(158,372)	136%

Non-operating (expenses) income for the nine months ended September 30, 2023 amounted to expenses of $41.8 million compared with income of $116.6 million in the same period in the prior year. The negative variance was mainly related to the gain on sale of a business of $135.6 million recorded in the prior year period upon closing of the Popular Transaction and the unrealized loss on foreign currency swap of $29.2 million in the current year, partially offset by an increase of $2.9 million in interest income, $1.3 million decrease in interest expense, $1.7 million increase in earnings from the Company's equity method investment in Contado and $1.1 million increase in other income primarily related to realized gains from foreign currency transactions.

Income Tax Expense

	Nine months ended September 30,
In thousands	2023	2022	Variance
Income tax expense	$4,546	$22,911	$(18,365)	(80)%

Income tax expense for the nine months ended September 30, 2023 amounted to $4.5 million, a decrease of $18.4 million when compared to the same period in the prior year. The effective tax rate for the period was 6.3%, compared with 9.8% in the comparable 2022 period. The decrease in the effective tax rate is driven by the same factors explained above for the quarter, coupled with a benefit of a discrete item in Puerto Rico recorded during the quarter ended March 31, 2023.

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

The Payment Services - Latin America segment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services.

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

Comparison of the three months ended September 30, 2023 and 2022

Payment Services - Puerto Rico & Caribbean

	Three months ended September 30,
In thousands	2023	2022
Revenues	$51,600	$44,592
Adjusted EBITDA	30,356	25,088
Adjusted EBITDA Margin	58.8%	56.3%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended September 30, 2023 increased by $7.0 million to $51.6 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in POS transactions and continued strong digital payments growth from ATH Movil, primarily the ATH Business, as well as increases in transaction processing and monitoring services provided to the Latin America segment. Adjusted EBITDA increased by $5.3 million to $30.4 million driven by the increase in revenues and the net effect of operational losses recovered during the quarter partially offset by higher professional services.
Payment Services - Latin America

	Three months ended September 30,
In thousands	2023	2022
Revenues	$46,155	$33,741
Adjusted EBITDA	17,492	10,935
Adjusted EBITDA Margin	37.9%	32.4%

Payment Services - Latin America segment revenues for the three months ended September 30, 2023 increased by $12.4 million to $46.2 million when compared to the same period in the prior year. Revenues benefited from a catch-up adjustment related to the processing contract with GetNet Chile of approximately $6.3 million, as the Company now estimates minimums on the contract will be exceeded. The increase was also driven by organic growth as well as revenue generated from the paySmart acquisition completed in the first quarter of 2023. Adjusted EBITDA increased by $6.6 million when compared to the same period in the prior year driven by the increase in revenues partially offset by higher personnel costs, driven by the added employees from the acquisition, as well as an increase in transaction processing and monitoring expenses charged from Payments Puerto Rico segment.

Merchant Acquiring

	Three months ended September 30,
In thousands	2023	2022
Revenues	$40,557	$36,911
Adjusted EBITDA	15,300	13,866
Adjusted EBITDA Margin	37.7%	37.6%

Merchant Acquiring segment revenues for the three months ended September 30, 2023 increased by $3.6 million to $40.6 million when compared to the same period in the prior year. The revenue increase was primarily driven by a combination of increased sales volume, an increase in overall spread and the continued benefit of certain pricing initiatives. The prior year quarter was impacted by Hurricane Fiona, which disrupted spending patterns in the last two weeks of the quarter. Adjusted EBITDA increased by $1.4 million as compared to the prior year period. This increase was mainly driven by higher revenues, partially offset by higher operating expenses, mainly higher processing costs driven by higher number of transactions processed by the Payment Services Puerto Rico segment.

Business Solutions

	Three months ended September 30,
In thousands	2023	2022
Revenues	$56,522	$49,306
Adjusted EBITDA	21,122	16,276
Adjusted EBITDA Margin	37.4%	33.0%

Business Solutions segment revenues for the three months ended September 30, 2023 increased by $7.2 million to $56.5 million as compared to the prior year period. This increase was primarily driven by the impact in the prior year of the $6.9 million one-time credit granted to Popular upon closing of the Popular Transaction in the third quarter of 2022, as well as an increase in hardware and software sales. Adjusted EBITDA increased by $4.8 million to $21.1 million as compared to the prior year period. This increase was primarily driven by the higher revenues partially offset by higher operating expenses, including higher equipment and infrastructure expenses.

Comparison of the nine months ended September 30, 2023 and 2022

Payment Services - Puerto Rico & Caribbean

	Nine months ended September 30,
In thousands	2023	2022
Revenues	$150,824	$130,678
Adjusted EBITDA	87,415	72,877
Adjusted EBITDA Margin	58.0%	55.8%

Payment Services - Puerto Rico & Caribbean segment revenues for the nine months ended September 30, 2023 increased by $20.1 million to $150.8 million when compared to the same period in the prior year. The increase in revenues was primarily driven by the same drivers as in the quarter, as well as revenue contribution from issuing services provided to health care companies and revenue from the small acquisition completed in the second quarter of 2022. Adjusted EBITDA increased by $14.5 million to $87.4 million. The increase was primarily driven by the increase in revenues and the positive net effect of previously recorded operational losses, partially offset by higher operating expenses, including higher professional fees.

Payment Services - Latin America

	Nine months ended September 30,
In thousands	2023	2022
Revenues	$120,548	$93,308
Adjusted EBITDA	41,907	30,793
Adjusted EBITDA Margin	34.8%	33.0%

Payment Services - Latin America segment revenues for the nine months ended September 30, 2023 increased by $27.2 million to $120.5 million when compared to the same period in the prior year. This increase was primarily due to the same factors explained above for the quarter, as well as revenue generated from the BBR acquisition completed in the third quarter of 2022. Adjusted EBITDA increased by $11.1 million when compared to the same period in the prior year driven by the increase in revenues partially offset by higher personnel costs, the negative impact from foreign currency remeasurement, an increase in professional services fees and an increase in transaction processing and monitoring expenses charged from Payments Puerto Rico segment.

Merchant Acquiring

	Nine months ended September 30,
In thousands	2023	2022
Revenues	$122,152	$111,079
Adjusted EBITDA	46,569	48,484
Adjusted EBITDA Margin	38.1%	43.6%

Merchant Acquiring segment revenues for the nine months ended September 30, 2023 increased by $11.1 million to $122.2 million when compared to the same period in the prior year. The revenue increase was primarily driven by an increase in sales volume mainly due to new higher volume merchants and incremental sales volume in existing merchants, higher non-transactional fees, higher spread and the continued benefit from pricing initiatives as well as a shift in the mix of credit cards spend towards premium cards. Adjusted EBITDA decreased by $1.9 million as compared to the prior year period, mainly driven by higher operating expenses, including the revenue sharing agreement with Popular which began during the third quarter of 2022, higher processing costs from the Payment Services Puerto Rico segment and the effect of a declining average ticket.

Business Solutions

	Nine months ended September 30,
In thousands	2023	2022
Revenues	$169,188	$176,620
Adjusted EBITDA	66,864	75,715
Adjusted EBITDA Margin	39.5%	42.9%

Business Solutions segment revenues for the nine months ended September 30, 2023 decreased by $7.4 million to $169.2 million as compared to the prior year period. This decrease was primarily due to the impact from the assets sold as part of the Popular Transaction completed in the third quarter of 2022, which were of higher margins, partially offset by the one-time credit granted to Popular upon closing of the Popular Transaction. Adjusted EBITDA decreased by $8.9 million to $66.9 million as compared to the prior year period. This decrease was driven by the impact of the assets sold to Popular as part of the Popular transaction, which were of higher margins.

Liquidity and Capital Resources

As of September 30, 2023, there are no material changes to our primary short-term and long-term requirements for liquidity and capital as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $188.0 million was available for borrowing as of September 30, 2023. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn. The Company has also obtained financing commitments for the purpose of financing the Sinqia acquisition and paying related fees and expenses with debt financing in an aggregate principal amount of $600 million (as such amount may be increased). The obligations of the lenders to provide debt financing under the related debt commitment letter are subject to customary terms and conditions.

As of September 30, 2023, we had cash and cash equivalents of $177.8 million, of which $133.7 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Nine months ended September 30,
(In thousands)	2023	2022

Cash provided by operating activities	$163,458	$159,009
Cash used in investing activities	(105,433)	(106,002)
Cash used in financing activities	(68,852)	(99,508)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	10,716	4,260
Increase in cash, cash equivalents and restricted cash	$(111)	$(42,241)

Net cash provided by operating activities for the nine months ended September 30, 2023 was $163.5 million compared to $159.0 million for the same period in the prior year, an increase of $4.4 million as the Company continues to effectively manage working capital.

Net cash used in investing activities for the nine months ended September 30, 2023 was $105.4 million compared to $106.0 million for the same period in the prior year. Net cash used in investing activities for the nine months ended September 30, 2023 was primarily composed of the purchase of equity securities in connection with the Sinqia transaction amounting to $26.5 million, the paySmart acquisition, which closed in the first quarter of 2023 for $22.9 million, capital contributions for investments in equity investee of $5.5 million and an increase in software additions of $5.9 million.

Net cash used in financing activities for the nine months ended September 30, 2023 was $68.9 million compared to $99.5 million for the same period in the prior year. The net cash used in financing activities for the nine months ended September 30, 2023 was primarily composed of purchases of common stock amounting to $23.6 million partially offset by cash used to pay down the Revolving Facility for $14.0 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the nine months ended September 30, 2023 and 2022, we invested approximately $50.6 million and $44.6 million in our capital resources, respectively. In addition, during the nine month period ended September 30, 2023, the Company acquired a business for $22.9 million, net of cash acquired, equity securities amounting to $26.5 million and investment in equity investee of $5.5 million. During the nine month period ended September 30, 2022, the Company acquired a business for $44.4 million, net of cash, as well as $7.3 million in certificates of deposit in connection with this business acquisition in 2022. The Company also acquired customer relationships amounting to $10.6 million. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility and a committed financing of $600 million in connection with the Sinqia transaction. Refer to Note 18 of the unaudited condensed consolidated financial statements for disclosure of the transaction.

Dividend Payments

On February 16, 2023, April 20, 2023, and July 20, 2023, respectively the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 17, 2023, June 2, 2023 and September 1, 2023, respectively, to stockholders of record as of the close of business on February 28, 2023, May 1, 2023 and July 31,2023, respectively.

On October 19, 2023, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend will be paid on December 1, 2023 to stockholders of record as of the close of business on October 30, 2023. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

At September 30, 2023, the unpaid principal balance of the Term Loan Facility was $399.4 million. At September 30, 2023, there was $6.0 million outstanding on the Revolving Facility and the additional borrowing capacity was $188.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance. As of September 30, 2023, the outstanding principal balance of the note payable was $7.9 million. The current portion of these notes is included in accounts payable and the long-term portion is included in other long-term liabilities in the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2023, the Company has two interest rate swap agreements, entered into in December 2018 and May 2023, which convert a portion of the interest rate payments on the Company's Term Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%

As of September 30, 2023 and December 31, 2022, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheets was $11.5 million and $7.4 million, respectively. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 7 of the unaudited condensed consolidated financial statements for disclosure of gains recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2023 and 2022, the Company reclassified gains of $1.6 million and $4.0 million, respectively, from accumulated other comprehensive loss into interest expense compared to losses of $0.4 million and $3.5 million, respectively, for the corresponding periods in 2022. Based on current SOFR rates, the Company expects to reclassify gains of $6.2 million from accumulated other comprehensive loss into interest expense over the next 12 months.

The cash flow hedges are considered highly effective.

Covenant Compliance

As of September 30, 2023, our secured leverage ratio was 0.90 to 1.00, as determined in accordance with the Credit Agreement. As of the date of filing of this Form 10-Q, no event has occurred that constitutes an Event of Default or Default under our Credit Agreement.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
(In thousands, except per share information)	2023	2022	2023	2022	September 30, 2023
Net income	$9,956	$137,739	$68,069	$210,161	$96,777
Income tax (benefit) expense	(4,858)	9,048	4,546	22,911	10,618
Interest expense, net	3,783	5,956	11,830	15,963	17,518
Depreciation and amortization	21,919	19,712	63,680	58,432	83,866
EBITDA	30,800	172,455	148,125	307,467	208,779
Equity income (1)	1,834	1,159	(797)	(273)	(1,645)
Compensation and benefits (2)	6,970	5,671	21,516	15,355	26,496
Transaction, refinancing and other fees (3)	36,249	(126,897)	44,092	(122,447)	47,665
Loss on foreign currency remeasurement (4)	2,806	7,779	7,337	6,858	8,124
Adjusted EBITDA	78,659	60,167	220,273	206,960	289,419
Operating depreciation and amortization (5)	(13,061)	(10,748)	(38,265)	(33,156)	(49,527)
Cash interest expense, net (6)	(3,755)	(5,645)	(11,575)	(15,132)	(17,451)
Income tax expense (7)	(9,447)	(8,184)	(25,855)	(27,067)	(34,416)
Non-controlling interest (8)	50	47	96	58	72
Adjusted net income	$52,446	$35,637	$144,674	$131,663	$188,097
Net income per common share (GAAP):
Diluted	$0.15	$2.06	$1.04	$2.98
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.80	$0.53	$2.20	$1.87
Shares used in computing adjusted earnings per common share:
Diluted	65,779,259	67,045,809	65,705,596	70,588,915

1)Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas S.A. ("CONTADO"), net of cash dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the gain from the Popular Transaction and the foreign currency swap loss.
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

Effect of Inflation

While it is difficult to accurately measure the impact of inflation on our results of operations and financial condition, we believe the effects of inflation on our historical results of operations and financial condition have been immaterial. General inflation in the geographies in which we operate has risen to levels that have not been experienced in recent years, however, inflation has historically had a minimal net effect on our operating results given that overall inflation has been offset by sales and cost reduction actions.

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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. A hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of September 30, 2023, under the secured credit facilities, would increase our annual interest expense by approximately $1.6 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of September 30, 2023, the Company has two interest rate swap agreement, entered into December 2018 and December 2022, respectively, which convert a portion of our outstanding variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the US dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the three and nine months ended September 30, 2023, the Company recognized non-cash unrealized foreign currency remeasurement losses of $2.8 million and $7.3 million, respectively, compared to losses of $7.8 million and $6.9 million, respectively for the same periods in 2022. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. As of September 30, 2023, the Company had $14.1 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss) compared with an unfavorable foreign currency translation adjustment of $23.5 million as of December 31, 2022.

During the quarter ended September 30, 2023, the Company entered into a foreign currency swap to fix the acquisition price for Sinqia, S.A. in US dollars. At September 30, 2023, the foreign currency swap was in a loss position of $29.2 million.

See Note 8 of the unaudited condensed consolidated financial statements for additional information related to the foreign currency swap.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated, as of the end of the period covered by this Report on Form 10-Q, disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in July 2023, we entered into the Merger Agreement, pursuant to which, among other things, upon closing Sinqia will become a wholly-owned subsidiary of Evertec BR. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if we are unable to retain the key personnel of the acquired company, their software is not easily adapted to work with our existing platforms, or we have difficulty retaining customer, vendors and other relationships of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing businesses. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in substantial impairment charges.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes repurchases of the Company’s common stock in the three month period ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
7/1/2023-7/31/2023	208,498	37.44	208,498
8/1/2023-8/31/2023	66	38.99	66
	208,564	37.44	208,564	149,997,425

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a.None.
b.None.
c.On August 30, 2023, the Company's President and Chief Executive Officer, Morgan M. Schuessler, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that provides for the sale of up to 84,467 shares of the Company's common stock and which has a plan end date of October 4, 2024. No other director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company have adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the three month period ended September 30, 2023.

Item 6. Exhibits

2.1#	Merger Agreement and Other Covenants, dated July 20, 2023 (incorporated by reference to Exhibit 2.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on July 21, 2023, File No. 001-35872).
10.1	Voting Agreement and Other Covenants, dated July 20, 2023 (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on July 21, 2023, File No. 001-35872).
31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL**	Inline Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL**	Inline Taxonomy Extension Schema
101.CAL XBRL**	Inline Taxonomy Extension Calculation Linkbase
101.DEF XBRL**	Inline Taxonomy Extension Definition Linkbase
101.LAB XBRL**	Inline Taxonomy Extension Label Linkbase
101.PRE XBRL**	Inline Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERTEC, Inc. (Registrant)

Date: October 27, 2023	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2023	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)