Form 10-K
period 2023-12-31
EVERTEC, Inc.
filed 2024-02-29
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $762,501,708 based on the closing price of $36.83 as of the close of business on June 30, 2023.
As of February 19, 2024, there were 65,450,799 outstanding shares of common stock of EVERTEC, Inc.
Documents Incorporated by Reference:

Specifically identified portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

EVERTEC, Inc.
2023 Annual Report on Form 10-K

Forward-Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including, without limitation, statements regarding our position as a leader within our industry; our future results of operations and financial position; our business strategies; objectives of management for future operations, including, among others, statements regarding our expected growth, international expansion and future capital expenditures; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; the sufficiency of our cash and cash equivalents; our future capital expenditures and debt service obligations; and the expectations, anticipated benefits of and costs associated with acquisitions, are forward-looking statements.

Words such as “believes,” “expects,” "anticipates," "intends," "projects," “estimates,” and “plans” and similar expressions of future or conditional verbs such as "will," "should," "would," "may," and "could" or the negatives of these terms or variations of them or similar terminology are generally forward-looking in nature and not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

•our reliance on our relationship with Popular, Inc. (“Popular”) for a significant portion of our revenues pursuant to our second Amended and Restated Master Services Agreement (“A&R MSA”) with them, and as it may impact our ability to grow our business;
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
•our inability to integrate Sinqia S.A. ("Sinqia") successfully into the Company or to achieve expected accretion to our earnings per common share;
•any loss of personnel or customers in connection with the Sinqia Transaction (as defined below in Note 3 to the Audited Consolidated Financial Statements);
•any possibility of future catastrophic hurricanes, earthquakes and other potential natural disasters affecting our main markets in Latin America and the Caribbean; and
•the other factors set forth under "Part I, Item 1A. Risk Factors" in this Report.
.
The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, and should, therefore, be considered in light of various factors, including those set forth under “Part I, Item 1A. Risk Factors,” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and, except as may be required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.
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

INDUSTRY AND MARKET DATA
This Report includes industry data that we obtained from periodic industry publications, including the September 2022 Nilson Report and the 2023 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Report also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analysis and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Part I
.Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis, (b) the term “Holdings” refers to EVERTEC Intermediate Holdings, LLC, but not any of its subsidiaries and (c) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group; EVERTEC Dominicana, SAS; Evertec Chile Holdings SpA; Evertec Chile SpA; Evertec Chile Global SpA; Evertec Chile Servicios Profesionales SpA; Tecnopago España SL; Paytrue S.A.; Caleidon; S.A.; Evertec Brasil Solutions Informática S.A.; EVERTEC Panamá, S.A.; EVERTEC Costa Rica, S.A. (“EVERTEC CR”); EVERTEC Guatemala, S.A.; Evertec Colombia, SA;, EVERTEC USA, LLC; OPG Technology Corp.; Evertec Placetopay, SAS ("PlacetoPay"); BBR Chile, SpA and BBR Perú, S.A.C.,(collectively "BBR"); Paysmart Pagamentos Eletronicos Ltda, Issuer Holding Ltda. and Issuer Instituição de Pagamentos Ltda( collectively "paySmart"); EVERTEC México Servicios de Procesamiento, S.A. de C.V.; Sinqia S.A.,Torq. Inovação Digital Ltda, Sinqia Tecnologia Ltda., Homie do Brasil Informática S.A., Rosk Software S.A., Lote 45 Participações S.A., and Compliasset S.A. (collectively "Sinqia"). Neither EVERTEC nor Holdings conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Company Overview

EVERTEC is a leading full-service payment transaction-processor and financial technology provider in Latin America, Puerto Rico and the Caribbean, providing a broad range of merchant acquiring, payment services and business process management services. According to the September 2022 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries out of 20 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in Latin America. We process over six billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico. Additionally, we offer financial technology outsourcing and payment transactions fraud monitoring to all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin America region.

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

Our broad suite of services spans the entire payment processing value chain and includes a range of front-end customer-facing solutions such as the electronic capture and authorization of transactions at the point-of-sale for both card present transactions and card-not-present transactions, as well as back-end support services such as the clearing and settlement of transactions and account reconciliation for card issuers. These include: (i) merchant acquiring services, which enable point of sales (“POS”) and e-commerce merchants to accept and process electronic methods of payment such as debit, credit, prepaid and electronic benefit transfer (“EBT”) cards; (ii) payment processing services, which enable financial institutions and other issuers to manage, support and facilitate the processing for credit, debit, prepaid, automated teller machines (“ATM”) and EBT card programs; and (iii) business process management solutions, which provide “mission-critical” technology solutions primarily used by financial institutions to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortiums, in addition to software used to execute processes such as digital onboarding, digital signature and digital collection, as well as IT outsourcing and cash management services to financial institutions, corporations and governments. We provide these services through scalable, end-to-end technology platforms that we manage and operate in-house and that generate significant operating efficiencies that enable us to maximize profitability.

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

For the year ended December 31, 2023, approximately 35% of our revenue was generated from our relationship with Popular. The revenue concentration with Popular makes our MSA with them our most significant client contract.

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Relationship with Popular.”

Recent Acquisitions

On November 1, 2023, the Company completed the acquisition of 100% of the outstanding shares of Sinqia, a publicly held company incorporated and existing in accordance with the laws of the Federative Republic of Brazil. As a result, Sinqia became an indirect, wholly-owned subsidiary of Evertec. Sinqia is a company that provides providing financial software solutions to financial institutions in Brazil across four key verticals of banks, funds, pensions and consortiums. Additionally, in February 2023, we closed on the acquisition of paySmart. PaySmart is a company that provides issuer processing services and BIN Sponsorship services for prepaid programs under domestic and international schemes in Brazil. We believe both recent acquisitions will enhance our growth strategy, diversify our business, expand our addressable markets, increase our product offerings and drive revenue synergies over time.

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

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

The markets in which we operate, particularly in the Latin America region continues to grow as consumers and businesses adopt digital payment schemes. Innovation and the introduction of new payment methods, such as digital wallets and QR codes, has also boosted the use of non-cash methods of payment. Non-cash transaction volumes in Latin America have grown from 44.3 billion in 2017 to 91.6 billion in 2022 according to the 2023 World Payments report and are expected to reach approximately 190 billion in 2027. Latin America is one of the fastest-growing mobile markets globally, with a growing base of tech-savvy customers that demonstrate a preference for credit cards, digital wallets, contactless payments, and other value-added offerings. On the commercial front, according to the 2023 World Payments report, non-cash transactions in Latin America grew from 12.4 billion in 2017 to 17.3 billion in 2021 and are expected to grow from 2022 through 2027 at a compound annual growth of 13.6% to 36.3 billion. The region’s fintech sector is also driving change via new contactless payment technologies that are becoming popular alternatives to cash payments. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

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

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technology needs, language, and culture. We have built leadership positions across the transaction-processing value chain and the financial technology space in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new ones. As per the September 2022 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions. We own and operate the ATH network, which we believe is one of the leading PIN debit networks in Latin America. According to management’s estimates, ATH branded products are the most frequently used electronic method of payment in Puerto Rico. We own Sinqia, which we believe is one of the leading providers of technology for financial institutions in Brazil. Our scale and customer base of top tier financial institutions and government entities ensures we are the leading card issuer and core bank processors in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of financial institution, merchant, fintech, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new businesses, new channels and geographic markets. Our Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions and Merchant Acquiring segments, as well as certain business lines representing the majority of our Business Solutions segment, generate revenue that is mostly recurring in nature and accounted for the majority of the revenue recognized in 2023. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as hosting accounts and information on our servers, processing financial products (credits, investments, foreign exchange, mutual funds, consortium) and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to six-year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our business solutions segment and our Latin America Payments and Solutions segment, such as IT consulting for a specific project or integration or one-time license sales. Additionally, we provide a number of critical payment services, core banking services and business solutions products and services to Popular as part of the A&R MSA through September 2028 and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we can gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our scalable, end-to-end technology platforms that allow us to provide a broad range of transaction-processing services and develop and deploy technology solutions for our customers at low incremental costs and increasing operating efficiencies. We have spent over $333 million over the last five years on technology investments, including POS terminals, enhancements to the functionality and capacity of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

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

Our Growth Strategy

We intend to grow our business by continuing to execute on the following business strategies:

Continue Cross-Sales to Existing Customers

We seek to grow revenue by continuing to sell additional products and services to our existing merchant, financial institution, corporate and government customers. We intend to broaden and deepen our customer relationships by leveraging our full suite of end-to-end technology solutions. We have been successful exporting our regional products to the markets in which we operate, tailoring to the specific needs and regulatory environments of each. We continue to believe that there is opportunity to cross-sell our financial technology solutions and our payment products such as: gateway product; card issuing and acquiring platforms and services; network services; ATM and point-of-sale processing services, and payment and collection platforms, and our risk management products to existing financial institution customers. We will also seek to continue to cross-sell value-added services into our existing client base.

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

We plan to continue investing and growing our merchant, financial institution, fintech, corporate and government customer base by investing in core products, including (i) processing platforms, such as Paystudio, (ii) data and fraud management solutions, such as Risk Center, Scudo and 3DS, (iii) merchant capture channels, such as ATH Movil for person-to-person, and person-to-merchant digital transactions, pvot for Smart POS and Placetopay for card-not-present and omni-channel experiences. We also invest in value-added services such as API enablement, tokenization, loyalty, digital on-boarding, and predictive models. We intend to continue to focus on these and some of the new products added to our portfolio thru acquisitions to take advantage of our leadership position in the transaction-processing and financial services industry in the Latin American and Caribbean region.

Our Business

We offer our customers end-to-end products and solutions across the transaction-processing value chain from a single source across numerous channels and geographic markets, as further described below.

Payment Services

Our merchant acquiring business provides services to merchants that allow them to accept electronic methods of payment such as debit, credit, prepaid and EBT cards carrying the ATH, Visa, MasterCard, Discover and American Express brands. We offer a full suite of merchant acquiring services that includes, but is not limited to, the underwriting of each merchant’s contract, the deployment and rental of POS devices and other equipment necessary to capture merchant transactions, the processing of transactions at the point-of-sale, processing of transactions digitally through our online payment gateway, the settlement of funds with the participating financial institution, detailed sales reports, and customer support. We also offer integrated and semi-integrated payment solutions to our merchants, which either connect to or convert their existing cash registers into points-of-sale that allow them to capture payment transactions using EVERTEC rails, consolidating payment transactions in a single device. In 2023, our merchant acquiring business processed over 500 million transactions.

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

To enable financial institutions, governments and other businesses to issue and operate a range of payment products and services, we offer an array of card processing and other payment technology services, such as bill payment systems and EBT solutions. Financial institutions and certain retailers outsource to us certain card processing services such as card issuance, processing card applications, cardholder account maintenance, transaction authorization and posting, high volume payment processing fraud and risk management services, and settlement. Our payment products include electronic check processing, automated clearing house (“ACH”), lockbox, interactive voice response and web-based payments through personalized websites, among others.

To connect the merchants to card issuers, we own and operate the ATH network, which we believe is one of the leading PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction-processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. We also own and operate ATH Movil and ATH Business which is an ATH network product that allows individuals to (i) transfer money instantly to other individuals and merchants using only their phone number, and (ii) transfer money between an individual’s registered cards. ATH Business enables businesses through the download of the application to accept payments instantly for their services or products from individuals with ATH Movil in real time and to donate to non-profit organizations.

Our EBT application allows certain agencies to deliver government benefits to participants through a magnetic card system in Puerto Rico.

Business Solutions

We serve our financial institutions, corporate and government customers with a wide suite of business process management solutions, some of which used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature and digital collection, as well as network hosting and management, IT consulting, business process outsourcing, item and cash processing, and fulfillment. In addition, we believe we are the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean.

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

In merchant acquiring, we compete with several other service providers and financial institutions that are either in our markets or represented through Independent Sales Organizations (“ISO”), including Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Elavon, Inc., PayPal Holdings, Inc., Block, Inc., Zelle and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, reliability of service, brand awareness, strength of the relationship with financial institutions, system functionality, integration service capabilities and innovation. Our business is also impacted by the expansion of new payments methods and devices, card association business model expansion, and bank consolidation.

In payment services, we compete with several other third-party card processors, debit networks, and financial technology providers, including Tecnocom Telecomunicaciones y Energía, S.A., Galileo Financial Technologies, LLC, Marqeta, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., MasterCard, Inc., Visa, Inc., American Express, Discover, Global Payments, Inc., dLocal Corp. LLP., Rappi Inc. and PayPal Holdings, Inc. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities.

In business solutions, our main competition includes internal technology departments within financial institutions, retailers, data processing or software development departments of large companies, large technology and consulting companies, and/or financial technology providers, such as Fidelity National Information Services, Inc., Jack Henry & Associates, Inc., CGI Inc. and Fiserv, Inc., Totvs S.A., and Stefanini S.A. The main competitive factors are organizational capabilities, portfolio comprehensiveness, price, system performance and reliability, system functionality, security, service capabilities, and disaster recovery and business continuity capabilities.

Intellectual Property

We own numerous registrations for several trademarks in different jurisdictions, pursue the registration of domain names for websites that we use and that we consider material to the marketing of our products, including the evertecinc.com domain, and own or have licenses to use certain software and technology, which are critical to our business and future success. For example, we own the ATH and EVERTEC trademarks in several jurisdictions, which are associated by the public, financial institutions and merchants with high quality and reliable electronic commerce, payments, and debit network solutions and services. Such goodwill allows us to be competitive, retain our customers and expand our business. Further, we also use a combination of (i) proprietary software, and (ii) duly licensed third-party software to operate our business and deliver secure and reliable products and services to our customers. The licensed software is subject to terms and conditions that we consider within the industry standards. Most are perpetual licenses, and the rest are term licenses with renewable terms. In addition, we monitor these license agreements and maintain close contact with our suppliers to ensure their continuity of service.

We seek to protect our intellectual property rights by securing appropriate statutory intellectual property protection in the relevant jurisdictions. We also protect proprietary know-how and trade secrets through company confidentiality policies, licenses, programs, and contractual agreements. However, we cannot guarantee that all applicable parties have executed such agreements. Such agreements can also be breached, and we may not have adequate remedies for such breach.

Intellectual property laws, procedures, and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, misappropriated, or otherwise violated. Furthermore, the laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products and services with the same functionality as our products. Policing unauthorized use of our technology is difficult. Our competitors could also independently develop technologies like ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products and services incorporating those technologies.

People and Culture

On December 31, 2023, we had approximately 5,000 employees, 41% of which are located in Brazil, and 27% of which are located in Puerto Rico and the United States. Our remaining workforce is composed of employees working in our offices throughout Latin America and the Caribbean, which include the Dominican Republic, Mexico, Guatemala, Costa Rica, Panama, Colombia, Chile, Peru and Uruguay. In Brazil, we have approximately 2,000 unionized employees covered by the terms of industry-specific collective agreements, which address both industry standards and Brazilian labor laws and regulations to establish a fair and transparent framework for employment. We believe that these collective agreements help in fostering a positive and collaborative work environment, contributing to the overall success and sustainability of our operations in Brazil.

None of our other employees are otherwise represented by any labor organization. Our company has maintained a track record of operational continuity, having not experienced any work stoppages in connection with employee matters. Through striving for open communication channels, proactive engagement, and adherence to fair employment practices, we believe we create an environment where employee concerns can be addressed in a timely and effective manner.

Diversity and Inclusion

Our culture is underpinned by our core values, including a commitment to diversity, equity and inclusion, an essential component of our formula for brilliant ideas and innovation. Employee diversity is a core element of our Company. We believe in integrating, leveraging, and promoting diversity in generations, cultures, abilities, and lifestyles to achieve creative solutions that will address our client's needs and positively impact our communities and business results. We promote an inclusive culture for our people, products, and services. Our regional model allows for a variety of viewpoints to ensure we are considering diverse mindsets in our business strategies and decisions.

We estimate our workforce is in a distribution of approximately 35% female and approximately 65% male. We believe that our female representation is above technology industry averages. Approximately 99% of our employees are Latinos and we believe that approximately 90% of our managers are Latinos.

In 2021, the Company implemented the Next Generation Talent Program which identifies emerging leaders in the organization and provides them with training and development focused on becoming the successors for senior management. The program composition is 66% male and 34% female.

Employee Engagement

Fostering a strong employee engagement is a key component of our high-performance culture. We employ a multifaceted approach to promote an environment where our workforce feels valued, heard, and motivated. Regular employee surveys serve as a cornerstone of our strategy, providing a structured platform for gathering feedback on various aspects of the workplace, including job satisfaction, communication, and opportunities for growth. Additionally, our internal newsletters on Evertec’s intranet are thoughtfully curated to feature relevant content, recognizing achievements, milestones, and spotlighting employee contributions. Continuous team meetings and town halls further facilitate open communication, allowing for transparent discussions about company goals, challenges, and future initiatives. By combining these initiatives, we aim to create a dynamic and inclusive environment that promotes employee engagement, fosters a sense of community, and empowers our team members to actively contribute to the success of the organization. We strive to continually refine and expand these efforts to promote the overall well-being of the organization.

Recruiting and Development Initiatives

Evertec pursues a diverse talent pool and is an equal opportunity employer that aims to hire the best-qualified candidates for available positions. We promote based on merit. Our diversity recruitment initiatives are tracked through the completion of an Annual Affirmative Action Plan. In addition, we periodically conduct gender gap pay analysis for our employee population. The Company currently offers a hybrid (on site/remote) work environment to provide flexibility for our employees.

Evertec aims to provide our employees with the tools needed for their career development. Our Evertec University platform features all the learning opportunities available to our workforce, providing a curriculum composed of both online classroom and external training. Within Evertec University, we have developed a leadership program that includes a 360-degree assessment, feed forward sessions, a leadership on-boarding program and a leadership academy. Aligned with our Wellness core value, we also provide health and safety educational virtual sessions in conjunction with on-site clinics and external health professionals as part of our health and wellness education programs.

Our values for People and Culture are aligned with our commitment to environmental, social and governance (ESG). For further information, refer to our 2023 ESG Summary available on our website at https://ir.evertecinc.com/ESG as well as Vision, Mission and Values section in our most recent proxy statement. Nothing on our website shall be deemed incorporated by reference into this Report.

Government Regulation and Payment Network Rules

Examinations

As a technology service provider to financial institutions, we are also subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council (the “FFIEC”), an interagency body of federal financial regulators that includes the Board of Governors of the Federal Reserve System (known as the Federal Reserve Board). The Federal Deposit Insurance Corporation and the office of the Commissioner of Financial Institutions of Puerto Rico also participate in such examinations by the FFIEC. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators. We are also subject to examinations from regulatory bodies in all other regions in which we operate.

Regulatory Reform and Other Legislative Initiatives

The payment card industry is subject to scrutiny from lawmakers and regulators. The Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) set forth significant structural and other changes to the regulation of the financial services industry, including the establishment of the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has broad supervisory, enforcement and rulemaking authority over consumer financial products and services (including many offered by us and by our clients) and certain bank and non-bank providers of such products and services. In addition, Section 1075 of the Dodd-Frank Act (commonly referred to as the “Durbin Amendment”) imposes restrictions on card networks and debit card issuers. More specifically, the Durbin Amendment provides that the interchange transaction fees that a card issuer or payment network may receive or charge for an electronic debit transaction must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction.

The Durbin Amendment currently has capped debit interchange that an issuer may receive (unless such issuer is otherwise exempt). The Durbin Amendment is subject to revision by the Federal Reserve and any future revisions may lower the maximum interchange fee which could impact our business. In addition, the Federal Reserve could also revise rules requiring that issuers enable at least two unaffiliated payment card networks on their debit cards without regard to authentication method; and prohibiting card issuers and payment card networks from entering into exclusivity arrangements for debit card processing, as well as restricting card issuers and payment networks from inhibiting the ability of merchants to direct the routing of debit card transactions over networks of their choice.

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

We are subject to the supervision, enforcement, and rulemaking authority of the CFPB as a nonbank and as a service provider to insured depository institutions with $10 billion or more in total consolidated assets and to larger participants in markets for consumer financial products and services. CFPB rules, examinations and enforcement actions now and as they may be enacted in the future may require us to adjust our activities and may increase our compliance costs.

From time to time, various legislative initiatives are introduced in Congress and state legislatures, and changes in regulations or agency policies, or in the interpretation of such regulations and policies, are proposed by regulatory agencies. Such legislation or changes in regulation could affect our operating environment in substantial and unpredictable ways. If adopted, such legislation or changes in regulation could increase the cost of doing business. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations or related policies and guidance, would have on our financial condition or results of operations.

Other Government Regulations

Our services are also subject to a broad range of complex federal, state, and foreign regulation, including privacy laws, international trade regulations, anti-money laundering laws, anti-trust and competition laws, the U.S. Internal Revenue Code, the PR Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act and other laws and regulations. Failure of our services to comply with applicable laws and regulations could result in restrictions on our ability to provide such services, as well as the imposition of civil fines and/or criminal penalties. The principal areas of regulation (in addition to the ones described above) that impact our business are described below.

Privacy and Information Security Regulations

We and our financial institution clients are required to comply with various U.S. state, federal and foreign privacy laws and regulations, including those imposed under the Gramm-Leach-Bliley Act of 1999 which applies directly to a broad range of financial institutions and to companies that provide services to financial institutions. These laws and regulations place restrictions on the collection, processing, storage, use and disclosure of certain personal information, require disclosure to individuals of detailed privacy practices and provide them with certain rights to prevent the use and disclosure of protected information. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, states officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information. In addition, U.S. state and federal government agencies have been contemplating or developing new initiatives to safeguard privacy and enhance data and information security. Some foreign privacy laws may be stricter than those applicable under U.S. federal, state, or Puerto Rican law. The Brazilian General Data Protection Law contains specific provisions and requirements related to the processing, collection, storage and use of personal data of individuals in Brazil. As a provider of services to financial institutions, we are required to comply with applicable privacy and cybersecurity regulations and are bound by the same limitations on disclosure of the information received from our customers as applied to the financial institutions themselves. See “Part I, Item 1A. Risk Factors -Risks Related to Our Business- We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.”

Anti-Money Laundering and Office of Foreign Assets Control Regulation

Since we provide data processing services to both foreign and domestic financial institutions, we are required to comply with certain anti-money laundering and terrorist financing laws and economic sanctions imposed on designated foreign countries, nationals, and others. Specifically, our services must adhere to the requirements of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”) regarding processing and facilitation of financial transactions, as well as other state, local and foreign laws relating to money laundering. Furthermore, as a data processing company that provides services to foreign parties and facilitates financial transactions between foreign parties, we are obligated to screen transactions for compliance with the sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations prohibit us from entering into or facilitating a transaction to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals and others, such as narcotics traffickers and terrorists or terrorist organizations designated by the U.S. Government under one or more sanctions regimes.

A major focus of governmental policy in recent years has been aimed at combating money laundering and terrorist financing. Preventing and detecting money laundering and other related suspicious activities at their earliest stages warrants careful monitoring. Anti-money laundering laws impose various reporting and record-keeping requirements concerning currency and other types of monetary instruments. Similar anti-money laundering, counter-terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process. These laws and regulations impose obligations to maintain appropriate policies, procedures, and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all the relevant laws or regulations, could have serious legal and reputational consequences for us. We may also be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

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

Anti-trust and Competition Laws

We are required to comply with various federal, local, and foreign competition and anti-trust laws, including the Sherman Act, Clayton Act, Hart-Scott-Rodino Antitrust Improvements Act, Robinson-Patman Act, Federal Trade Commission Act and Puerto Rico Anti-Monopoly Act. In general, competition laws are designed to protect businesses and consumers from anti-competitive behavior. Competition and anti-trust law investigations can be lengthy, and violations are subject to civil and/or criminal fines and other sanctions for both corporations and individuals that participate in the prohibited conduct. Class action civil anti-trust lawsuits can result in significant judgments, including in some cases, payment of treble damages and/or attorneys’ fees to the successful plaintiff. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdiction in which we operate could materially adversely affect the operations of one or more of our businesses in those jurisdictions.”

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

 Association and Network Rules

Several of our subsidiaries are registered with or certified by card associations and payment networks, including the ATH network, MasterCard, Visa, American Express, Discover and numerous debit and EBT networks as members or as service providers for member institutions in connection with the services we provide to our customers. As such, we are subject to applicable card association and network rules, which could subject us to a variety of fines or penalties that may be levied by the card associations or networks for certain acts and/or omissions by us, our acquirer customers, processing customers and/or merchants. For example, “Contactless” is a credit and debit card authentication methodology that the card associations are mandating to processors, issuers, and acquirers in the payment industry. Compliance deadlines for Contactless mandates vary by country and by payment network. We have invested significant resources and man-hours to develop and implement this methodology in all our payment related platforms. However, we are not certain if or when our financial institution customers will use or accept the methodology and the time it will take for this technology to be rolled-out to all customer ATM and POS devices connected to our platforms or adopted by our card issuing clients. Non-compliance with Contactless mandates could result in lost business or financial losses from fraud or fines from network operators. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various government laws regarding such operations, including laws pertaining to EBT.

Payment Card Industry Data Security Standard

Additionally, we are subject to the Payment Card Industry Data Security Standard (the "PCI DSS"), issued by the Payment Card Industry Security Standards Council. The PCI DSS contains compliance requirements regarding our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Non-compliance with the security standards required by PCI DSS may subject us to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.

Geographic Concentration

For the year ended December 31, 2023, 73% of revenues were generated from our business in Puerto Rico, while the remaining 27% was generated from Latin America and the Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala, Colombia, Chile, Uruguay, Brazil, Peru and Panamá. The Caribbean primarily represents the Dominican Republic and the U.S. and British Virgin Islands. See Note 26 to the Audited Consolidated Financial Statements included elsewhere in this Report for additional information related to geographic areas.

Seasonality

Our payment businesses generally experience increased activity during the traditional holiday shopping periods and around other nationally recognized holidays, which follow consumer spending patterns.

Available Information

EVERTEC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to such reports (if applicable) filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available free of charge, through our website, http://www.evertecinc.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, we make available on our website under the heading of “Governance Documents” our: (i) Code of Ethics; (ii) Code of Ethics for Service Providers; (iii) Corporate Governance Guidelines; (iv) the charters of the Audit, Compensation and Nominating and Corporate Governance committees, and we intend to disclose any amendments to the Code of Ethics. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. The aforementioned reports and materials can also be obtained free of charge upon written request or telephoning to the following address or telephone number:

EVERTEC, Inc.
Cupey Center Building
Road, 176, Kilometer 1.3
San Juan, Puerto Rico 00926
(787) 759-9999

Our filings with the SEC can also be accessed through the SEC's website at http://www.sec.gov.

Our Corporate Information

We were incorporated on April 13, 2012 in Puerto Rico under the name Evertec, Inc. Our principal executive offices are located at Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico 00926, and our telephone number is (787) 759-9999.

Item 1A. Risk Factors

Readers should carefully consider, in connection with other information disclosed in this Annual Report on Form 10-K, the risks and uncertainties described below. The following discussion sets forth risks that we believe are material to our stockholders and prospective stockholders. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment in our Company. Some statements contained in this Report, including statements in the following risk factors section, constitute forward-looking statements. Please also refer to the section titled “Forward- Looking Statements” at the beginning of this Report.

Risks Related to Our Business

Our services to Banco Popular, our largest customer, account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. Additionally, the elimination of Popular’s ownership of our common stock could continue to result in disruptions to relationships with customers and other business partners and adversely affect us.

For the year ended December 31, 2023, approximately 35% of our revenue was attributable to Banco Popular, a wholly-owned subsidiary of Popular. The A&R MSA by and among Popular, Banco Popular de Puerto Rico and EVERTEC Group, is our most significant client contract, and was amended and restated to include a term ending in 2028. If Popular were to terminate or fail to make required payments under the A&R MSA, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse impact on our financial condition and results of operations.

There is no assurance that we will be able to realize the intended benefits of the Popular Transaction, as the term is defined in the "Relationship with Popular" section. Specifically, the Popular Transaction has caused disruptions, and could continue to cause disruptions, in our remaining businesses and has and could continue to otherwise limit our ability to compete for or perform certain contracts or services. The elimination of Popular’s holdings of our common stock and the corresponding termination of Popular’s right to nominate directors to our Board of Directors may negatively impact our business relationship with Popular and increase the likelihood of a change of control of our Company.

If we are unable to maintain our merchant relationships and our alliance with Popular, our business may be materially adversely affected.

Growth in our merchant acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our existing commercial relationship with Banco Popular. A substantial portion of our business is generated from our Amended and Restated Independent Sales Organization Sponsorship and Services Agreement (the “A&R ISO Agreement”) with Banco Popular, which was amended and restated on July 1, 2022, among other things, to extend its term to end in 2035.

Banco Popular acts as a merchant referral source and provides sponsorship into the ATH, Visa, Discover and MasterCard networks for merchants, as well as card association sponsorship, clearing and settlement services. We provide transaction-processing and related functions. Both we and Popular, as alliance partners, may provide management, sales, marketing, and other administrative services to merchants. Although Banco Popular is not our sole distribution channel, it is the most significant. We rely on the continuing growth of our merchant relationships, which in turn is dependent upon our alliance with Banco Popular and other distribution channels. There can be no guarantee that this growth will continue and the loss or deterioration of these relationships, whether due to the termination of the A&R ISO Agreement or otherwise, could negatively impact our business and result in a material reduction of our revenue and income.

If we are unable to renew or negotiate extensions for our A&R MSA with Popular, our A&R ISO Agreement with Banco Popular and our A&R ATH Network Participation Agreement with Banco Popular (together with its ATH Support Schedule, the “A&R BPPR ATH Agreement”), or if we are required to provide significant concessions to Popular or Banco Popular to secure extensions or otherwise, our ability to renegotiate our debt, secure additional debt, results of operations, financial condition and trading price of our common stock may be materially adversely affected.

We cannot be certain that we will be able to negotiate an extension to the A&R MSA upon its current expiration date, which is scheduled for 2028. Even if we can negotiate an extension of the A&R MSA, any new master services agreement may be materially different from the existing A&R MSA. Further, Popular may require significant concessions from us with respect to pricing, services, and other key terms, both in respect of the current term and any future extension of the A&R MSA. We regularly discuss with Popular the terms of the A&R MSA and the services we provide Popular thereunder and make modifications to such terms. Any such events may materially and negatively impact our financial condition, results of operations and trading price of our common stock, as well as potentially limit our ability to renegotiate our debt.

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

Under such agreements, among other things, we provide Banco Popular certain ATM and POS services in connection with our ATH network; we grant a license to use the ATH logo, word mark and associated trademarks; and Banco Popular agrees to support, promote, and market the ATH network and brand and to issue debit cards bearing the symbol of the ATH network. If one or both of the BPPR ATH Agreements are not extended, our ATH brand and network could be negatively impacted, and our financial condition and results of operations also be materially adversely affected.

The A&R MSA, A&R ISO Agreement, and A&R BPPR ATH Agreement, amended and restated on July 1, 2022, have terms ending in 2028, 2035, and 2030, respectively.

Our inability to renew or continue to maintain client contracts on favorable terms or at all may materially adversely affect our results of operations and financial condition.

Our contracts with private clients generally run for a period of one to six years, and usually contain automatic renewal periods. Our government contracts typically run for one year and do not include automatic renewal periods due to government procurement rules and related fiscal funding requirements. Our standard merchant contract has an initial term of up to three years, with automatic one-year renewal periods. At the end of the relevant contract term, clients can renew or renegotiate their contracts with us, but may also decide to engage one of our competitors to provide products and services. If we are not successful in achieving high renewal rates and/or contract terms that are favorable to us, our results of operations and financial condition may be adversely affected.

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

We rely on our information technology systems, employees and certain suppliers and counterparties, and certain failures or disruptions in those systems or chains could materially adversely affect our operations.

We rely on computer systems, hardware, software, technology infrastructure, and online sites for both internal and external operations that are critical to our business (collectively, "IT Systems"). For example, we use our IT Systems to connect with our clients, people, and others. We own and manage some of these IT Systems, but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers also collect, store, transfer, process, and use business, personal, and financial data about our own business, clients, employees, business partners, and others, including information about individuals and proprietary information belonging to our business such as trade secrets.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and data. These cybersecurity risks may arise from diverse threat actors, such as state-sponsored organizations and opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, "bugs" or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT Systems, products or services. Additionally, hardware, applications, or services that we develop or procure from third parties may contain defects in design or manufacture or other problems that could compromise the confidentiality, integrity, or availability of our data or IT Systems.

Cybersecurity threats and attacks, including computer viruses, malware, hacking, ransomware or other destructive or disruptive software, are constantly evolving and pose a risk to our IT Systems and data. Cybersecurity attacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools - including artificial intelligence - that circumvent security controls, evade detection, and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, data, or business.

There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our IT Systems and data, and our systems and processes may be unable to prevent material security breaches. Security breaches, improper use of our systems, and unauthorized access to our data and information by employees and others may pose a risk that data may be exposed to unauthorized persons or to the public. Such occurrences could adversely affect our business, results of operations, financial position, and reputation, and could result in litigation (including class actions) or regulatory investigations or enforcement actions.

In addition, we make extensive use of third-party service providers, including providers that store, transmit and process data. These third-party service providers are also subject to malicious attacks and cybersecurity threats that could adversely affect our business, results of operations, financial condition, and reputation.

Many of our services are based on sophisticated software, technology, computing systems, and other IT Systems, and we may encounter delays when developing new technology solutions and services. We and our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. In particular, we have experienced actual and attempted cyber-attacks of our IT Systems, such as through phishing scams, ransomware, exploitation of vulnerabilities in our IT Systems, and other methods of attack. Even though some of these attacks have been successful; none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, and we cannot guarantee that any such incidents will not have such an impact in the future. The IT Systems underlying our services have occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. We may experience difficulties in installing or integrating our IT Systems on platforms used by our customers.

Our businesses are dependent on our ability to reliably process, record and monitor a large number of transactions. We settle funds on behalf of financial institutions, other businesses and consumers and process funds transactions from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments, electronic benefits transfer (“EBT”) transactions and check clearing that supports consumers, financial institutions, and other businesses. These payment activities rely upon technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and, in some cases, the detection or prevention of fraudulent payments. If any of our financial, accounting, or other data processing systems or applications or other IT Systems fail or experience other significant shortcomings, our ability to serve our clients and accordingly our results of operations could be materially adversely affected. Such failures or shortcomings could be the result of events that are beyond our control, which may include, for example, computer viruses, fires, electrical or telecommunications outages, natural disasters, future disease pandemics or other public health crisis, terrorist acts, political instability, or other unanticipated damage to property or physical assets. Certain of these events may become more frequent or intense as a result of climate change. For more information, see our risk factor titled "Our operations, business, customers and partners could be adversely affected by climate change". Any such shortcoming could also damage our reputation, require us to expend significant resources to correct the defect, and may result in liability to third parties, especially since some of our contractual agreements with financial institutions require the crediting of certain fees if our systems do not meet certain specified service levels.

There is also a risk that we may lose critical data or experience IT System failures. We perform the vast majority of disaster recovery operations ourselves, though we utilize select third parties for some aspects of recovery. To the extent we outsource our disaster recovery, we are at risk of the vendor’s unresponsiveness in the event of breakdowns in our IT Systems. Our property, business interruption, and cybersecurity insurance may not be adequate to compensate us for all losses or failures that may occur.

We are similarly dependent on our employees to maintain our IT Systems. Our operations could be materially adversely affected if one or more employees cause a significant operational breakdown or failure, either intentionally or as a result of human error. Suppliers and third parties with which we do business could also be sources of operational risk to us, including relating to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate one or more of our businesses, or result in potential liability to clients, reputational damage and regulatory intervention or fines, any of which could materially adversely affect our financial condition or results of operations.

We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.

As part of our business, we electronically receive, process, store and transmit a wide range of confidential information, including sensitive customer information and personal consumer data, such as names and addresses, social security numbers, driver’s license numbers, cardholder data and payment history records, as well as proprietary information belonging to our business or to our business partners (collectively, "Confidential Information"). We also operate payment, cash access and electronic card systems. Attacks on IT Systems continue to grow in frequency, complexity and sophistication, a trend we expect will continue. The objectives of these attacks include, among other things, gaining unauthorized access to systems to facilitate financial fraud, disrupt operations, cause denial of service events, corrupt data, and steal non-public information. Such attacks have become a point of focus for individuals, businesses, and governmental entities.

Unauthorized access to our or third-party IT Systems could result in the theft or publication, the deletion or modification or other compromise to the confidentiality, integrity or availability of Confidential Information and could disrupt successful operations of our businesses. These risks increase when we transmit information over the Internet as our visibility in the global payments industry attracts hackers to conduct attacks on our systems. Our security measures may also be breached due to the mishandling or misuse of Confidential Information; for example, if such information were erroneously provided to parties who are not permitted to have the information, either by employees acting contrary to our policies or as a result of a fault in our systems.

Actual or perceived vulnerabilities or data breaches may lead to claims against us, which may require us to spend significant additional resources to remediate by addressing problems caused by breaches and further protect against security or privacy breaches. Additionally, while we maintain insurance policies specifically for cyber-attacks, our current insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. A significant security breach, such as loss of credit card numbers or other Confidential Information, could have a material adverse effect on our reputation, expose us to significant liability and result in a loss of customers. Some of our IT Systems have experienced in the past and may experience in the future security breaches and, although they did not have a material adverse effect on our results of operations or reputation, there can be no assurance of a similar result in the future. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations, financial condition, and reputation. Any breaches of network or data security at our customers, partners or vendors could have similar negative effects.

Our ability to recruit, retain and develop qualified personnel is critical to our success and growth.

All our businesses require a wide range of expertise and intellectual capital to adapt to the rapidly changing technological, social, economic and regulatory environments. In order to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources capable of maintaining continuity in our business. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability, and may not have the desired effect. We cannot assure that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop qualified personnel could adversely affect our business, financial condition or results of operations.

Failure to comply with federal, state and foreign laws and regulations relating to data privacy and security, or the expansion of current, or the enactment of new, laws or regulations relating to data privacy and security, could adversely affect our business, financial condition and operating results.

While we are not a direct-to-consumer business, we do collect, process, store, use and share personal data of our employees and business partners, which is governed by a variety of U.S. federal and state and foreign laws and regulations. Laws and regulations relating to data privacy and security are complex and rapidly evolving and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations, standards, and contractual obligations relating to data privacy and security in the jurisdictions in which we operate.

Certain states in the United States and most countries have adopted privacy and security laws that may apply to our business. These laws generally require companies to implement specific privacy and information security controls and legal protections to protect certain types of personal information and to collect or use it subject to disclosures. Additional compliance investment and potential business process changes may continue to be required as these laws and others go into effect. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. Additionally, our customers and business partners are imposing more stringent obligations on us in the form of contracts regarding privacy and information security. Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain.

Despite our efforts, our practices may not comply, now or in the future, with all such laws, regulations, requirements, and obligations. Any failure, or perceived failure, by us to comply with our posted privacy and security-related policies or with any current or future federal or state data privacy or security-related laws, regulations, regulatory guidance, orders, or other legal obligations relating to privacy or security could adversely affect our reputation, brand and business, and may result in claims, proceedings, or actions against us by governmental entities or others or other liabilities or require us to change our operations and/or cease using certain data sets, and may otherwise adversely affect our financial condition and operating results. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or security or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

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

Changes in technology may limit the competitiveness of and demand for our services. Our businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Our business strategy may not effectively respond to these changes, and we may fail to recognize and position ourselves to capitalize upon market opportunities. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our relative markets. Our inability to respond to new competitors and technological advancements could impact all of our businesses. For example, the inability to adopt technological advancements surrounding POS technology available to merchants could have a material and adverse impact on our merchant acquiring business.

Our use of artificial intelligence and machine learning tools may subject us to additional risks and may adversely impact our reputation and the performance of our products, service offerings and business.

We use machine learning, artificial intelligence, and automated decision making technologies, including proprietary artificial intelligence and machine learning algorithms throughout our business, and are making significant investments to continuously improve our use of such technologies.

There are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. Furthermore, our use of artificial intelligence and machine learning technologies may result in legal and regulatory risks and any resulting investigations or litigation could have an adverse impact on our business, financial condition, and results of our operations.

A number of aspects of intellectual property protection in the field of artificial intelligence and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for artificial intelligence and machine learning systems and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our artificial intelligence and machine learning technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products.

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

Additionally, we are subject to the PCI DSS, issued by the Payment Card Industry Security Standards Council. The PCI DSS contains compliance requirements regarding our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards required by PCI DSS, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which would materially and adversely affect our business. Additionally, costs and potential problems and interruptions associated with the implementation of new or upgraded IT Systems such as those necessary to maintain compliance with the PCI DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, financial condition and results of operations.

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

Regulation of the electronic payment card industry has increased significantly in recent years. There is also continued scrutiny by the U.S. Congress of the manner in which payment card networks and card issuers set various fees. Banking regulators have been strengthening their examination guidelines with respect to relationships between banks and their third-party service providers, such as us. Any such heightened supervision of our relationship with our banking and financial services customers, including Popular, could have an effect on our contractual relationship with our customers as well as on the standards applied in the evaluation of our services. See “Part I, Item 1. Business- Government Regulation and Payment Network Rules- Regulatory Reform and Other Legislative Initiatives.”

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

Antitrust

Due to our ownership of the ATH network and our merchant acquiring and payment services business in Puerto Rico, we are involved in a significant percentage of the debit and credit card transactions conducted in Puerto Rico each day. We have in the past been subject to regulatory investigations and any future regulatory scrutiny of, or regulatory enforcement action in connection with, compliance with U.S. state and federal antitrust requirements could potentially have a material adverse effect on our reputation and business. In addition, we are subject to applicable antitrust requirements in each of the countries in which we operate. All of these laws and requirements may affect potential acquisitions in the relevant jurisdictions.

ESG Regulatory Developments

The recent emphasis on environmental, social and other sustainability matters has resulted and may continue to result in the adoption of new laws and regulations, including new reporting requirements. For example, various policymakers, including the SEC, have adopted (or are considering adopting) requirements for the disclosure of certain climate-related information or other environmental, social and governance ("ESG") disclosures. Compliance with environmental, social and other sustainability laws, regulations, expectations or reporting requirements may result in increased compliance costs, as well as additional scrutiny. It is possible that other types of environmental and social regulations, for example regulations regarding the use of energy or water or regulations regarding human capital management matters, may also result in increased costs. Moreover, if we fail to comply with new laws, regulations, expectations or reporting requirements, or if we are perceived as failing, our reputation and business could be adversely impacted. Any reputational damage associated with ESG factors may also adversely impact our ability to recruit and retain employees and customers.

We are subject to a series of risks associated with scrutiny of environmental, social, and sustainability matters.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures, and certain market participants, including institutional investors and capital providers, use such ratings to assess companies’ ESG profiles. Unfavorable perceptions of our ESG performance could negatively impact our business, whether from a reputational perspective, through a reduction in interest in purchasing our stock or products, issues in attracting/retaining employees, customers and business partners, or otherwise. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

While we have engaged in, and expect to continue to engage in, certain voluntary initiatives (such as voluntary disclosures, certifications, or goals) to improve the ESG profile of our company and/or products or respond to stakeholder concerns, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. For example, our actions or statements that we may make based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or not in keeping with best practice. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. There are also increasing regulatory expectations for ESG matters. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Puerto Rico’s fiscal crisis could have a material adverse effect on our business and the trading price of our common stock.

For the years ended December 31, 2023 and 2022, approximately 73% and 78%, respectively, of our total revenues were generated from our operations in Puerto Rico. Some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly impacted by adverse economic or political developments in Puerto Rico, including adverse effects on the trading price of our common stock, our customer base, general consumer spending and the timeliness of the government’s payments, thus increasing our government accounts receivable, and potentially impairing the collectability of those accounts receivable. As of December 31, 2023, we had net receivables of $11.1 million from the Government and certain public corporations.

A protracted government shutdown could negatively affect our financial condition.

During any protracted federal government shutdown, the federal government may reduce or cut funding for certain welfare and disaster relief programs. Beneficiaries of certain federal programs, such as the Supplemental Nutrition Assistance Program (SNAP), obtain their benefits through EBT accounts. A temporary or permanent reduction in federal welfare and relief programs could lead to a decrease in electronic benefit card volume. The effect of a protracted government shutdown may materially and adversely affect our revenues, profitability, and cash flows.

Puerto Rico’s economy, including the ongoing financial crisis and the effects of potential natural disasters, including weather events connected to climate change, or future disease pandemics or other public health crisis, could have a prolonged negative impact on the countries and markets in which we operate and, as a result, could have a material adverse effect on our business and results of operations.

Puerto Rico’s location in the Caribbean exposes the island to increased risk of hurricanes and other severe tropical weather conditions and natural disasters. Hurricanes and other natural disasters including earthquakes and wildfires, and their potential aftermaths, such as widespread power outages in Puerto Rico, damage to infrastructure and communications networks, and the temporary cessation and slow pace of reestablishment of regular day-to-day commerce, may severely impact the economies of Puerto Rico and the Caribbean more generally. These events have accelerated and could continue to accelerate the ongoing emigration trend of Puerto Rico residents to the United States. Prolonged delays in the repairs to the island’s infrastructures, decline in business volumes, insufficient federal recovery and rebuilding assistance and any other economic declines due to natural disasters and their aftermaths may impact the demand for our services and could have a material adverse effect on our business and results of operations. Additionally, future disease pandemics or any other public health crisis may materially adversely affect our business, results of operations and financial condition, similar to or beyond those disruptions and operational consequences that we experienced in connection with the COVID-19 pandemic. Prolonged economic uncertainties relating to the residual impacts of COVID-19 could limit our ability to grow our business and negatively affect our operating results. Moreover, the global electronic payments industry and the banking and financial services industries depend heavily upon the overall levels of consumer, business and government spending. Adverse economic conditions, such as those caused by the COVID-19 pandemic, could result in a decrease in consumers' use of banking services and financial service providers resulting in significant decreases in the demand for our products and services which could adversely affect our business and operating results.

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

Our financial performance and results of operations may be adversely affected by general economic, political, and social conditions and uncertainty in the international markets in which we operate. Many countries in Latin America have suffered significant political, social and economic crises in the past, including as a result of the COVID-19 pandemic and the related restrictions imposed to mitigate its impact, as well as the resulting macroeconomic slowdown, and these events may occur again in the future. Instability in Latin America has been caused by many different factors, including (i) exposure to foreign exchange variation, (ii) significant governmental influence over local economies; (iii) substantial fluctuations in economic growth; (iv) instability in the banking sector and high inflation levels or domestic interest rates; (v) wage, price or exchange controls, or restrictions on expatriation of earnings; (vi) changes in governmental economic or tax policies or unexpected changes in regulation which may restrict the movement of funds or results in the deprivation of contract or property rights; (vii) imposition of trade barriers; (viii) terrorist attacks and other acts of violence or war; (ix) high unemployment; and (x) overall political, social, and economic disruptions. Any of these events in the markets in which we operate could result in a material adverse impact on our customers and our business.

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

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.

Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or reseller partners, whom we typically indemnify against claims that our products and services infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

Future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence or protection. There can be no assurance that we will not be found to infringe or otherwise violate any third-party intellectual property rights or to have done so in the past.

Any events of such nature could seriously harm our business, financial condition, and results of operations. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares. We expect that the occurrence of infringement claims is likely to grow as the market for our products and solutions grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

We incorporate technology and components from third parties into our products, and our inability to obtain or maintain rights to the technology could harm our business.

We incorporate technology and software from third parties into our products. We cannot be certain that our vendors and licensors are not infringing the intellectual property rights of third parties or that the vendors and licensors have sufficient rights to the software and technology in all jurisdictions in which it may sell our products. If we are unable to obtain or maintain rights to any of this software or technology because of intellectual property infringement claims brought by third parties against our vendors and licensors or against us, or if we are unable to continue to obtain such software and technology or enter into new agreements on commercially reasonable terms, our ability to develop and sell products, subscriptions and services containing such software and technology could be severely limited, and our business could be harmed. Further, disputes with vendors and licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation. Any such event could have a material and adverse impact on our business, financial condition, and results of operation. Additionally, if we are unable to obtain necessary software or technology from third parties, we may be forced to acquire or develop alternative software and technology, which may require significant time, cost and effort and may be of lower quality or performance standards. This would limit or delay our ability to offer new or competitive products and increase our costs. If alternative software or technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our products, subscriptions and services. As a result, our margins, market share and results of operations could be significantly harmed.

Our use of "open source" software could subject our proprietary software to general release, negatively affect our ability to offer our products and subject us to possible litigation.

We have used “open source” software in connection with the development and deployment of some of our software products, and we expect to continue to use open source software in the future.

Companies that incorporate open-source software into their products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming noncompliance with open source licensing terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products that we are unaware of or that they will not do so in the future.

In addition to risks related to license requirements, use of certain open-source software carries greater technical and legal risks than does the use of third-party commercial software. To the extent that our products depend upon the successful operation of open-source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our products. Any of the foregoing risks could materially and adversely affect our business, financial condition, and results of operations.

Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our employees, licensees, independent contractors, advisors, suppliers, reseller partners, and customers. Further, despite these efforts, these arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our technologies that we consider proprietary. In addition, if others independently develop equivalent knowledge, methods, and know-how, we would not be able to assert trade secret rights against such parties. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.

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

We conduct business and file income tax returns in several jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations, which the U.S. Treasury indicated may also apply to certain stock redemptions by a foreign corporation funded by certain United States affiliates); tax policy initiatives and reforms (such as those related to the Organization for Economic Co-Operation and Development’s (“OECD”) Base Erosion and Profit Shifting, or BEPS, project and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends, royalties and interest paid.

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

We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations.

The markets in which we operate have experienced historically high levels of inflation. As inflation rates continue to increase or if they persist for a prolonged period of time, they may continue to affect our expenses, including, but not limited to, increased employee compensation expenses and benefits as well as increased general administrative costs. In addition, inflation has driven a rising interest rate environment, which has had an adverse effect on our cost of funding, as well as led to enhanced volatility on foreign currency exchange rates.

In the event inflation remains elevated or continues to increase, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset cost increases with price increases may result in reduced sales, increase customer dissatisfaction or otherwise harm our reputation. Moreover, to the extent inflation has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute shareholder value, and adversely affect our business, financial condition and results of operations.

We may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in November 2023, we completed a the Sinqia Transaction, pursuant to which, among other things, Sinqia became a wholly-owned subsidiary of Evertec BR. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if we are unable to retain the key personnel of the acquired company, their software is not easily adapted to work with our existing platforms, or we have difficulty retaining customer, vendors and other relationships of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing businesses. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in substantial impairment charges.

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

We may not realize the anticipated benefits of our merger with Sinqia, which may adversely affect our financial condition and, operating results.

In November 2023, we completed a business combination with Sinqia. We believe this complementary acquisition will enhance our growth strategy, diversify our business, expand our addressable markets, increase our product offerings and drive synergies over time. Achieving these benefits will depend, in part, on our ability to integrate Sinqia's business successfully and efficiently. Moreover, the successful integration of the Sinqia business will require significant management attention, and may divert the attention of management from our business and operational issues.

If we are not able to successfully complete these integrations in an efficient and cost-effective manner, the anticipated benefits of this merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. In addition, the actual integrations may result in additional and unforeseen expenses, including increased legal, accounting and compliance costs. If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits, of the merger within our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.

Risks Related to Our Securities, Corporate Structure and Governance

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 65,450,799 are outstanding as of December 31, 2023. All of these shares, other than the 866,616 shares held by our officers and directors as of December 31, 2023 are freely transferable without restriction or further registration under the Securities Act. We cannot predict the size of future issuances of our common stock or the effect, if any that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including any shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We are a holding company and rely on dividends and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operations or significant assets other than the ownership of 100% of the membership interest of Holdings, which in turn has no significant assets other than ownership of 100% of the membership interest of EVERTEC Group. Given that we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our existing secured credit facilities and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. We are prohibited from paying any cash dividend on our common stock unless we satisfy certain conditions. The secured credit facilities also include limitations on the ability of our subsidiaries to pay dividends to us. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends or make distributions or loans or enable us to pay any dividends on our common stock or other obligations.

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

Our issuance of shares of preferred stock could delay or prevent a change in control of us. Our Board has authority to issue shares of preferred stock. Our Board may issue preferred stock in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange (The "NYSE") and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs. Furthermore, if we are unable to satisfy our obligations as a public company or the specific timing of such costs, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.

As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. There are no assurances that we will not face short sellers’ efforts or similar tactics in the future, and the market price of our stock may decline as a result of their actions.

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

As of December 31, 2023, the total principal amount of our indebtedness was approximately $993.5 million. Our degree of leverage could have a significant impact on us, including (i) increasing our vulnerability to adverse economic, industry or competitive developments; (ii) requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities; (iii) exposing us to the risk of increased interest rates because our borrowings are predominantly at variable rates of interest; (iv) making it difficult for us to satisfy our indebtedness obligations generally, including complying with restrictive covenants and borrowing conditions, our noncompliance with which could result in an event of default under the agreements setting forth the terms of such indebtedness; (v) restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; (vi) limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and (vii) limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage to competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. In addition to the $194.0 million which was available for borrowing under our revolving credit facility as of December 31,

2023, the terms of the secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and digital assets;

•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

•cybersecurity awareness training of our employees, incident response personnel, senior management and our Board of Directors;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors, based on their critically and risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Risk factors - We rely on our information technology systems, employees and certain suppliers and counterparties, and certain failures or disruptions in those systems or chains could materially adversely affect our operations."

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Information Technology Committee (the "IT Committee") oversight of cybersecurity and other information technology risks, which includes, among others things:

•oversight of IT and cybersecurity related risks with regard to the Company’s IT platforms and investments;
•advising and making recommendations to the Board regarding the state of the Company’s cybersecurity preparedness, including review of the threat landscape facing the Company; and
•monitoring and evaluating the effectiveness of IT security and cybersecurity protocols within the Company, including disaster recover capabilities.

The IT Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the IT Committee, as necessary, regarding any significant cybersecurity incidents.

Board members receive presentations on cybersecurity topics. For example, February 2024, the full Board held a cybersecurity tabletop exercise to help prepare to respond to a cyberattack or other security incident.

Our management team, including our Chief Information Security Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Information Security Officer experience includes approximately 17 years in different information security roles, including recent roles as Chief Information Security Officer of Unum and Deputy Chief Information Security Officer of MasterCard.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties
Our principal operations are conducted in Puerto Rico. Our principal executive offices are leased and located at Cupey Center Building, Road 176, Kilometer 1.3, San Juan, Puerto Rico 00926.

We own two properties, one in Costa Rica, in the province of San Jose, which is used by our Costa Rican subsidiary for its payment services business, and one in Tupã, Brazil, which is used by Sinqia for their commercial business. We also lease space in 20 other locations across Latin America and the Caribbean, including various data centers and office facilities to meet our sales and operating needs. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
Item 3. Legal Proceedings
We are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business. Management believes, based on the opinion of legal counsel and other factors, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition, results of operations and the cash flows of the Company. See Note 25 to the Audited Consolidated Financial Statements appearing elsewhere in this Report for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on the NYSE under the symbol “EVTC”.

Holders of Record

As of February 22, 2024, there were 328 registered holders of our common stock. Given that many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

The Company has a history of paying cash dividends. The Board anticipates declaring similar dividends in future quarters on a regular basis, however, any ultimate declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. The covenants of our secured credit facilities may limit our ability to pay dividends on our common stock and limit the ability of our subsidiaries to pay dividends to us if we do not meet required performance metrics contained in our debt agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Obligations.”

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

Issuer Purchases of Equity Securities

The following table summarizes repurchases of shares of the Company's common stock in the three-month period ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
11/1/2023-11/30/2023	209,560	35.26	209,560
12/1/2023-12/31/2023	135,155	37.79	135,155
	344,715	36.82	344,715	137,493,259

(1) On July 20, 2023, the Company announced that its Board approved an increase to the current stock repurchase program, authorizing the purchase of up to an aggregate of $150 million shares of the Company’s common stock under the program which expires on December 31, 2024. Under the repurchase program, the Company may repurchase shares in the open market, through accelerated share repurchase programs, Rule 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

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

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by security holders	1,799,012	$0.00	3,117,365
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Stock Performance Graph

The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act or the Exchange Act.

The following graph shows a comparison of the cumulative total return for our common stock, the Russell 2000 Index and the S&P Composite 1500 / Information Technology Index for the five years ended December 31, 2023. The graph assumes that $100 was invested on December 31, 2017 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) focuses on discussion of our 2023 results as compared to our 2022 results. For discussion of our 2022 results as compared to our 2021 results, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023. See Note 1 to the Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is a leading full-service transaction-processing business in Latin America, Puerto Rico and the Caribbean, providing a broad range of merchant acquiring, payment services and business solutions. According to the September 2022 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries out of 20 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in Latin America. We process over six billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico. Additionally, we offer technology outsourcing and payment transactions fraud monitoring to all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin American region.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (as amended, the "A&R ISO Agreement"), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and during the year ended December 31, 2023 approximately 35% of our revenues were generated from this relationship.
2023 Developments

On February 16, 2023, the Company closed on the acquisition of 100% of paySmart. Headquartered in Porto Alegre, Brazil, paySmart provides issuer processing services and BIN Sponsorship services for prepaid programs under domestic and international schemes in Brazil. The acquisition expands the Company's footprint in Brazil and compliments the current product offering in the country.

On November 1, 2023, the Company completed the acquisition of 100% of the outstanding shares of Sinqia, a publicly held company incorporated and existing in accordance with the laws of the Federative Republic of Brazil. As a result, Sinqia became an indirect, wholly-owned subsidiary of Evertec. Sinqia is a company that provides financial software solutions to financial institutions in Brazil across four key verticals of banks, funds, pensions and consortiums.

These strategic acquisitions are expected to enhance the Company's growth strategy, diversify the Company's business, expand the Company's addressable markets, increase the Company's product offerings and drive synergies over time.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period.

We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. A summary of significant accounting policies is included in Note 1 to the Audited Consolidated Financial Statements appearing elsewhere in this Report. We believe that the following accounting estimates are the most critical; require the most difficult, subjective, or complex judgments; and thus, results in estimates that are inherently uncertain.

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provide guidance on the recognition, presentation, and disclosure of revenue in the consolidated financial statements. Application of this policy requires us to make certain judgements and estimates.

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

Valuation of Goodwill

The valuation of goodwill for impairment requires the use of significant estimates and assumptions. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. The estimated fair value of the reporting units is computed using a combination of an income approach and a market approach. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include, among others, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, and the selection of discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. The market approach estimates the value of a reporting unit by using multiples of revenue and EBITDA based on the guidelines of publicly traded companies. Valuation using the market approach requires management to make assumptions related to EBITDA multiples. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability and growth.

Redeemable Non-controlling Interests

The Company records redeemable non-controlling interests ("RNCI") in consolidated subsidiaries that result from business acquisition transactions where the Company is granted the right to purchase ("Call Option") and the sellers are granted the right to sell to the Company ("Put Option") the remaining interest at the calculated redemption value and classifies them as mezzanine equity in the consolidated balance sheets as potential redemption is not solely within the Company's control. The acquired RNCI were initially measured at fair value at the acquisition date. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and for any dividends declared. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the non-controlling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value, but not if such adjustment would result in a redemption value less than the initial fair value of the redeemable non-controlling interest. If and when applicable, these adjustments are recorded in equity and are not reflected in the accompanying consolidated statements of income and comprehensive income.

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

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the consolidated financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income taxes on its consolidated statements of income and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Judgment is required to determine whether or not some portion or all deferred tax assets will not be realized. To the extent that the Company will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets are adjusted via a valuation allowance through our provision for income taxes in the period in which this determination is made.

All companies within EVERTEC are legal entities that file separate income tax returns.

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 2 to the Audited Consolidated Financial Statements included in this Report.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, as presented in this Report, are supplemental measures of our performance that are not required by or presented in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to total revenues, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity. Adjusted EBITDA at the segment level is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with ASC 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K.

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

Results of Operations

	Years ended December 31,
(In thousands)	2023	2022	Variance

Revenues	$694,709	$618,409	$76,300	12%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	336,756	292,621	44,135	15%
Selling, general and administrative expenses	128,172	89,770	38,402	43%
Depreciation and amortization	93,621	78,618	15,003	19%
Total operating costs and expenses	558,549	461,009	97,540	21%
Income from operations	$136,160	$157,400	$(21,240)	(13)%

Revenues
Total revenues for the year ended December 31, 2023 were $694.7 million, an increase of $76.3 million compared to $618.4 million in the prior year. The revenue increase was primarily driven by growth in the LATAM Payments and Solutions, Payment Services - Puerto Rico & Caribbean and the Merchant Acquiring segments. LATAM Payments and Solutions revenue benefited from strong organic growth throughout the year including the $6.3 million impact related to the Company's processing contract with Getnet Chile in the third quarter and the contribution from the acquisitions completed over the past year. Payment processing revenues in Puerto Rico continue to reflect an increase in POS transaction volume as well as the continued growth in ATH Movil revenues, primarily ATH Business. Merchant acquiring revenue reflected higher sales volumes and spread which is mainly related to the benefit of pricing initiatives and a shift in the card mix. These increases were partially offset by the impact to Business Solutions segment from the assets sold as part of the Popular Transaction in the third quarter of 2022.

Cost of revenues

Cost of revenues for the year ended December 31, 2023 amounted to $336.8 million, an increase of $44.1 million or 15% when compared to the same period in the prior year. The increase in cost of revenues was primarily driven by an increase in personnel costs, mainly due to the impact of increased headcount in Latin America including the added headcount from the acquisitions, an increase in professional fees and cloud services, and the impact of the revenue sharing agreement with Banco Popular.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2023 amounted to $128.2 million, an increase of $38.4 million or 43% when compared to the same period in the prior year driven by an increase in expenses incurred as part of the closing and integration of Sinqia, as well as an increase in personnel costs and professional fees primarily related to corporate development initiatives.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2023 amounted to $93.6 million, an increase of $15.0 million or 19% when compared to the same period in the prior year. This increase was primarily driven by an increase in amortization of intangible assets created in connection with the Sinqia, paySmart and BBR acquisitions, as well as an increase in software amortization for internally developed software.

Non-operating income (expenses)

	Years ended December 31,
(In thousands)	2023	2022	Variance

Interest income	$8,512	$3,121	$5,391	173%
Interest expense	(32,321)	(24,772)	(7,549)	30%
Gain on sale of a business	—	135,642	(135,642)	100%
(Loss) gain on foreign currency remeasurement	(8,276)	(7,645)	(631)	8%
Loss on foreign currency swap	(24,065)	—	(24,065)	—%
Earnings of equity method investment	4,976	2,968	2,008	68%
Other income	367	1,138	(771)	(68)%
Total non-operating income (expenses)	$(50,807)	$110,452	$(161,259)	(146)%

Non-operating income (expenses) for the year ended December 31, 2023 decreased by $161.3 million when compared to the same period in the prior year. The negative variance was mainly related to the gain on sale of a business of $135.6 million recorded in the prior year period upon closing of the Popular Transaction as well as the impact in 2023 from the loss on foreign currency swap of $24.1 million and an increase in interest expense of $7.5 million resulting from the increased debt raised to finance the Sinqia acquisition. This were partially offset by an increase of $5.4 million in interest income and a $2.0 million increase in earnings from the Company’s equity method investment.

Income tax expense

	Years ended December 31,
(In thousands)	2023	2022	Variance
Income tax expense	$5,477	$28,983	$(23,506)	(81)%

Income tax expense for the year ended December 31, 2023 amounted to $5.5 million, a decrease of $23.5 million when compared to the same period in the prior year. The effective tax rate for the period was 6.4%, compared with 10.8% in the 2022 period. The decrease in the effective tax rate was primarily driven by the loss on foreign currency swap, as well as the higher interest expense resulting from the incremental debt raised as part of the Sinqia acquisition, partially offset by the impact of higher revenues in higher taxed jurisdictions, a shift in the mix of business in Puerto Rico and higher withholding taxes. Effective tax rate in the prior year was impacted by the gain recognized from closing the Popular Transaction, which was taxed at a preferential tax rate and the reversal of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions, Merchant Acquiring, and Business Solutions.

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

The Latin America Payments and Solutions segment payment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services. Solution revenues consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature and digital collection; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage.

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

The Chief Operating Decision Maker (“CODM”) reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Effective as of the quarter ended March 31, 2023, the Company modified the manner in which it calculates and reports Adjusted EBITDA presented to the CODM for assessing segment performance to exclude the impact of non-cash unrealized gains and losses from foreign currency remeasurement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from non-cash unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. The Company has recast prior periods to conform with the modified definition of Adjusted EBITDA. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the consolidated financial statements.
See Note 26 to the Audited Consolidated Financial Statements appearing elsewhere in this Report for the reconciliation of EBITDA to consolidated net income.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Years ended December 31,
(In thousands)	2023	2022
Revenues	$203,232	$178,481
Adjusted EBITDA	118,266	100,860
Adjusted EBITDA margin	58.2%	56.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the year ended December 31, 2023 increased by $24.8 million to $203.2 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in POS transaction volumes, continued strong digital payments growth from ATH Movil, primarily ATH Business, increases in transaction processing and monitoring services provided to the Latin America Payments and Solutions segment, as well as revenue contribution from issuing services provided to health care companies and revenue from the small acquisition completed in the second quarter of 2022. Adjusted EBITDA increased by $17.4 million to $118.3 million driven by the increase in revenues and the positive net effect of previously recorded operational losses, partially offset by higher operating expenses, including higher professional fees.

Latin America Payments and Solutions

	Years ended December 31,
(In thousands)	2023	2022
Revenues	$186,503	$128,221
Adjusted EBITDA	60,158	42,607
Adjusted EBITDA margin	32.3%	33.2%

Latin America Payments and Solutions segment revenues for the year ended December 31, 2023 increased by $58.3 million to $186.5 million when compared to the same period in the prior year. The increase was driven by strong organic growth as well as revenue generated from the Sinqia, paySmart and BBR acquisitions completed in the fourth quarter of 2023, first quarter of 2023 and third quarter of 2022, respectively. Revenues benefited from the $6.3 million impact related to the Company’s processing contract with Getnet Chile in the third quarter. Adjusted EBITDA increased by $17.6 million when compared to the same period in the prior year, primarily related to the increase in revenues partially offset by higher personnel costs driven by higher headcount from acquisitions, an increase in professional services fees and an increase in transaction processing and monitoring expenses charged from Payments Puerto Rico segment.

Merchant Acquiring

	Years ended December 31,
(In thousands)	2023	2022
Revenues	$162,366	$151,085
Adjusted EBITDA	60,992	63,607
Adjusted EBITDA margin	37.6%	42.1%

Merchant Acquiring segment revenues for the year ended December 31, 2023 increased by $11.3 million to $162.4 million when compared to the same period in the prior year. The revenue increase was primarily driven by an increase in sales volume mainly due to new higher volume merchants and incremental sales volume in existing merchants, higher spread from the shift in the mix of credit cards spend towards premium cards, and pricing initiatives. Adjusted EBITDA decreased by $2.6 million when compared to the same period in the prior year, primarily driven by higher operating expenses, including the revenue sharing agreement with Popular which began during the third quarter of 2022, and higher processing costs driven by the effect of a declining average ticket.

Business Solutions

	Years ended December 31,
(In thousands)	2023	2022
Revenues	$226,960	$235,299
Adjusted EBITDA	86,880	100,568
Adjusted EBITDA margin	38.3%	42.7%

Business Solutions segment revenues for the year ended December 31, 2023 decreased by $8.3 million to $227.0 million when compared to the same period in the prior year, primarily driven by the impact from the assets sold as part of the Popular Transaction completed in the third quarter of 2022, which were of higher margins, partially offset by the one-time credit granted to Popular upon closing of the Popular Transaction. Adjusted EBITDA decreased by $13.7 million to $86.9 million as compared to the prior year period. This decrease was driven by the impact of the assets sold to Popular as part of the Popular transaction.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $194.0 million was available for borrowing as of December 31, 2023. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn. The Company also obtained additional financing commitments in the aggregate amount of $660 million, for the purpose of financing the Sinqia acquisition, repaying certain existing indebtedness in connection with the Sinqia Transaction, as well as paying related debt financing fees and expenses. The obligations of the lenders to provide debt financing under the related debt commitment letter are subject to customary terms and conditions.

As of December 31, 2023, we had cash and cash equivalents of $295.6 million, of which $206.5 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to indefinitely reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, acquisitions, dividend payments, share repurchases, debt service, and other transactions as opportunities present themselves.

Based on our current level of operations, we believe our existing cash flows from operations and the available secured Revolving Facility will be adequate to meet our liquidity needs at least for the next twelve months from the date of this Report. However, our ability to fund future operating expenses, dividend payments, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which may be affected by general economic, financial, and other factors beyond our control.

Comparison of the years ended December 31, 2023 and 2022

The following table presents our cash flows from operations for the years ended December 31, 2023 and 2022:

	Years ended December 31,
(In thousands)	2023	2022
Cash provided by operating activities	$224,290	$223,361
Cash used in investing activities	(507,932)	(133,324)
Cash provided by (used in) financing activities	403,270	(156,768)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	8,439	(3,529)
Net increase (decrease) in cash, cash equivalents and restricted cash	$128,067	$(70,260)
Net cash provided by operating activities for the year ended December 31, 2023 was $224.3 million, an increase of $0.9 million compared to 2022. The increase was primarily driven by less cash used to pay down accounts payable and accrued liabilities as the Company continues to effectively manage working capital.
Net cash used in investing activities was $507.9 million compared to $133.3 million. The increase is primarily attributable to the acquisitions completed during the current year for $417.6 million compared to an acquisition of $44.4 million in the prior year, an increase in software additions of $18.7 million and capital contributions for investments in equity investee of $5.5 million.
Net cash provided by financing activities for the year ended December 31, 2023 was $403.3 million, compared with cash used of $156.8 million in prior year. The net cash provided by financing activities reflected the impact of the issuance of new debt in connection with the Sinqia transaction, partially offset by $36.1 million used to repurchase stock and $7.2 million related to cash used to pay for purchase of equipment and software.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. During the years ended December 31, 2023 and 2022, the Company invested approximately $85.0 million and $71.9 million, respectively in our capital resources. In addition, the Company acquired two businesses for an aggregated amount of $417.6 million, net of cash acquired, and an investment in equity investee of $5.5 million. During the prior year, the Company acquired a business for $44.4 million, net of cash, as well as $7.3 million in certificates of deposit in connection with this business acquisition in 2022. The Company also acquired customer relationships amounting to $10.6 million in the prior year. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility and, as described above in connection with the Sinqia Transaction, using additional committed financing.

Dividend Payments

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by our Board each quarter. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. Refer to the table below for details regarding our dividends in 2023 and 2022:

Declaration Date	Record Date	Payment Date	Dividend per share
February 15, 2022	February 25, 2022	March 25, 2022	$0.05
April 21, 2022	May 2, 2022	June 3, 2022	0.05
July 28, 2022	August 8, 2022	September 2, 2022	0.05
October 21, 2022	November 1, 2022	December 2, 2022	0.05
February 16, 2023	February 28, 2023	March 17, 2023	0.05
April 20, 2023	May 1, 2023	June 2, 2023	0.05
July 20, 2023	July 31, 2023	September 1, 2023	0.05
October 19, 2023	October 30, 2023	December 1, 2023	0.05
Stock Repurchase

During 2023, the Company repurchased 1,009,653 shares of the Company’s common stock at a cost of $36.1 million. The Company funded such repurchases with cash on hand. At December 31, 2023, the Company's share repurchase program has approximately $137.5 million remaining and approved for future use. The Company may repurchase shares in the open market, through accelerated share repurchase programs, 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

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

The following table presents the balance of operating lease obligations:

	December 31,
(In thousands)	2023	2022
Operating lease liability - current	6,693	5,936
Operating lease liability - long-term	9,033	10,788
Total operating lease liabilities	$15,726	$16,724

See Note 25 to the Audited Consolidated Financial Statements for additional information regarding operating lease obligations.

2023 Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank (“Truist”), as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”, and together with the Term A Loan Facility, the “2022 Credit Facilities”) that matures on December 1, 2027 (the “2022 Credit Facilities Maturity Date”). On October 30, 2023, Evertec, EVERTEC Group and other Loan Parties (as defined in the Existing Credit Agreement) party thereto, entered into a first amendment (the “Amendment”) to the credit agreement, dated as of December 1, 2022 (the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”), with a syndicate of lenders and Truist, as administrative agent and collateral agent. Under the Amended Credit Agreement, a syndicate of financial institutions and other lenders provided (i) additional term loan A commitments in the amount of $60.0 million (the “Incremental TLA Facility”) and (ii) a new tranche of term loan B commitments in the amount of $600.0 million (the “New TLB Facility,” and together with the Incremental TLA Facility, the “Facilities”). The $600.0 million term loan B facility matures on October 30, 2030 (the “Term Loan B Maturity Date”). Unless otherwise indicated, the terms and conditions detailed below apply to both term loan A facility and term loan B (together “Term Loan Facilities”). In the fourth quarter of 2023, the Company prepaid $60 million of the outstanding balance on Term Loan B.

Scheduled Amortization Payments

The Term Loan A Facility and Incremental TLA Facility amortizes in equal quarterly installments at an amount equal to (a)

initially, $5,966,720.78 per quarter and (b) for any installment payments to be made in the calendar year ending 2027, $8,950,081.17 per quarter, with the balance payable on the 2022 Credit Facilities Maturity Date. The New TLB Facility amortizes in equal quarterly at a rate equal to 1% per calendar year, with the balance payable on the Term Loan B Maturity Date. The Revolving Credit Facility terminates on the 2022 Credit Facilities Maturity Date, and loans thereunder may be borrowed, repaid and reborrowed prior thereto.

Voluntary Prepayments and Reduction and Termination of Commitments

Other than as set forth below with respect to the New TLB Facility, EVERTEC Group may prepay loans under the Term Loan Facilities and permanently reduce the loan commitments under the Revolving Facility at any time without premium or penalty, subject to compensation for any break funding costs incurred by a lender and timely submission of a notice of prepayment or commitment reduction, as applicable. EVERTEC Group is required to make certain mandatory prepayments of the 2022 Credit Facilities in certain circumstances.

Interest

With respect to the 2022 Facilities and the Incremental TLA Facility, the interest rates under the Credit Facilities denominated in U.S. Dollars, are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio or (b) the ABR plus an applicable margin of 0.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 0.75%, 1.00%, 1.25% or 1.50% per annum) based upon the Company’s total net leverage ratio. Borrowings under the Revolving Facility that are denominated in a currency other than Dollars will bear interest at the Alternative Currency Rate for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio.

With respect to the New TLB Facility, the interest rates are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 3.50% per annum or (b) the ABR plus an applicable margin of 2.50% per annum.

Guarantees and Collateral

The Credit Facilities are secured by substantially all assets of EVERTEC and its existing and future material subsidiaries (including EVERTEC Group), subject to customary exceptions. EVERTEC and each of EVERTEC’s existing and future material wholly-owned subsidiaries (including EVERTEC Group with respect to the obligations of EVERTEC and its existing and future material wholly-owned subsidiaries (other than EVERTEC Group)), subject to certain customary exceptions, guarantee repayment of the Credit Facilities.

In connection with the Credit Agreement, on December 1, 2022, EVERTEC, EVERTEC Group and the subsidiary guarantors party thereto, entered into a Guarantee Agreement (the “Guarantee Agreement”), pursuant to which EVERTEC Group’s obligations under the Credit Facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly-owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

In addition, on December 1, 2022, EVERTEC, EVERTEC Group and the subsidiaries party thereto, entered into a Collateral Agreement (the “Collateral Agreement”), pursuant to which, subject to certain exceptions, the Credit Facilities are secured, to the extent legally permissible, by substantially all of the assets of (1) EVERTEC, including a perfected pledge of all of the limited liability company interests of EVERTEC Intermediate Holdings, LLC (“Holdings”), (2) Holdings, including a perfected pledge of all of the limited liability company interests of EVERTEC Group and (3) EVERTEC Group and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by EVERTEC Group or any guarantor and (b) a perfected security interest in substantially all tangible and intangible assets of EVERTEC Group and each guarantor.

Covenants
The Credit Facilities are subject to customary affirmative and negative covenants. The negative covenants in the Credit Facilities include, among other things, limitations (subject to exceptions) on the ability of EVERTEC and its restricted subsidiaries to:

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

The unpaid principal balance at December 31, 2023 of the Term Loan Facility was $993.5 million. The additional borrowing capacity for the Revolving Facility at December 31, 2023 was $194.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of December 31, 2023, the outstanding principal balance of the note payable on a discounted basis was $7.4 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheet.

Interest Rate Swaps

As of December 31, 2023, the Company has two interest rate swap agreements, entered into in December 2018 and May 2023, which convert a portion of the interest rate payments on the Company’s 2024 Term B Loan from variable to fixed:

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%

As of December 31, 2023, the carrying amount of the derivatives included on the Company’s consolidated balance sheets was an asset of $4.4 million and a liability of $0.9 million. As of December 31, 2022, the carrying amount of the derivative asset included on the Company's consolidated balance sheets was $7.4 million. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2023, 2022 and 2021, the Company reclassified gains of $5.6 million, losses of $3.0 million and losses of $7.1 million, respectively, from accumulated other comprehensive income (loss) into interest expense. Based on current SOFR rates, the Company expects to reclassify gains of $6.3 million from accumulated other comprehensive income (loss) into interest expense over the next 12 months. Refer to Note 16 to the Consolidated Financial Statements in this Report for tabular disclosure of the fair value of derivatives and to Note 19 to the Consolidated Financial Statements in this Report for tabular disclosure of gains (losses) recorded on cash flow hedging activities.
At December 31, 2023, the cash flow hedge is considered highly effective.

Covenant Compliance

As of December 31, 2023, the total secured net leverage ratio was 2.24 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)

The non-GAAP measures referenced in this Report are supplemental measures of the Company’s performance and are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). They are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to total revenue, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities, as indicators of operating performance or as measures of the Company’s liquidity. In addition to GAAP measures, management uses these non-GAAP measures to focus on the factors the Company believes are pertinent to the daily management of the Company’s operations and believes that they are also frequently used by analysts, investors and other stakeholders to evaluate companies in our industry. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented herein, limiting their usefulness as comparative measures.

Reconciliations of the non-GAAP measures to the most directly comparable GAAP measure are included at the end of this earnings release. These non-GAAP measures include EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, each as defined below. Effective for the quarter ended March 31, 2023, the Company modified the manner in which it calculates Adjusted EBITDA, Adjusted Net Income and Adjusted earnings per common share to exclude the impact of unrealized gains and losses from foreign currency remeasurement for assets and liabilities denominated in non-functional currencies. These non-cash unrealized gains and losses are non-operational in nature and we believe that excluding these better presents the overall financial performance of our core business, and helps facilitate comparison with industry peers. The Company has recast prior periods to conform with the modified definition of Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to the Company's segments, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. The Company’s presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the secured leverage ratio.

Adjusted Net Income is defined as Adjusted EBITDA less: operating depreciation and amortization expense, defined as GAAP Depreciation and amortization less amortization of intangibles related to acquisitions such as customer relationships, trademarks; cash interest expense defined as GAAP interest expense, less GAAP interest income adjusted to exclude non-cash amortization of debt issue costs, premium and accretion of discount; income tax expense which is calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for uncertain tax position releases, tax true-ups, windfall from share-based compensation, unrealized gains and losses from foreign currency remeasurement, among others; and non-controlling interests, net of amortization for intangibles created as part of the purchase.

Adjusted Earnings per common share is defined as Adjusted Net Income divided by diluted shares outstanding.

The Company uses Adjusted Net Income to measure the Company’s overall profitability because the Company believes it better reflects the comparable operating performance by excluding the impact of the non-cash amortization and depreciation that was created as a result of merger and acquisition activity. In addition, in evaluating EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, you should be aware that in the future the Company may incur expenses such as those excluded in calculating them.

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

Year Ended December 31, 2023
(Dollar amounts in thousands)
Net income	$79,876
Income tax expense	5,477
Interest expense, net	23,809
Depreciation and amortization	93,621
EBITDA	202,783
Equity income (1)	(1,945)
Compensation and benefits (2)	29,312
Transaction, refinancing and other fees (3)	53,545
Loss on foreign currency remeasurement (4)	8,276
Adjusted EBITDA	291,971
Operating depreciation and amortization (5)	(52,913)
Cash interest expense, net (6)	(24,286)
Income tax expense (7)	(29,038)
Non-controlling interest (8)	(257)
Adjusted net income	$185,477
Net income per common share (GAAP):
Diluted	$1.21
Adjusted Earnings per common share (Non-GAAP):
Diluted	$2.82
Shares used in computing adjusted earnings per common share:
Diluted	65,814,317

1)Represents the elimination of non-cash equity earnings from our 19.99% equity investment in Dominican Republic, Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”), net of cash dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the foreign currency swap loss.
4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.
5)Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.
6)Represents interest expense, less interest income, as they appear on our consolidated statements of income and comprehensive income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
7)Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discrete items.
8)Represents the non-controlling equity interests, net of amortization for intangibles created as part of the purchase.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks arising from our normal business activities. These market risks principally involve the possibility of change in interest rates that will adversely affect the value of our financial assets and liabilities or future cash flows and earnings, foreign currency exchange risk that may result in unfavorable foreign currency translation adjustments and inflation. Market risk is the potential loss arising from adverse changes in market rates and prices. The following analysis provides quantitative and qualitative information regarding these risks.

Interest rate risks

Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control.

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to floors or minimum rates. Based upon a sensitivity analysis of our outstanding debt on December 31, 2023, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of December 31, 2023, under the secured credit facilities would increase our annual interest expense by approximately $7.4 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of December 31, 2023, the Company has two interest rate swap agreements, entered into in December 2018 and May 2023, which convert a portion of the interest rate payments on the Company's Term Loan Facility from variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparties to the swaps are major U.S. based financial institution and we expect both counterparties to be able to perform its obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

See Note 15 to the Audited Consolidated Financial Statements appearing elsewhere in this Report for additional information related to the secured credit facilities.

Foreign currency exchange risk

We conduct business in certain countries in Latin America and the Caribbean for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries’ functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the years ended December 31, 2023, 2022 and 2021, we recognized foreign currency remeasurement losses of $8.3 million, losses of $7.6 million and gains of $1.9 million, respectively. For subsidiaries whose local currency is their functional currency, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive income (loss) in the audited consolidated balance sheets. As of December 31, 2023, the Company had $14.8 million in a favorable foreign currency translation adjustment as part of accumulated other comprehensive income compared with an unfavorable foreign currency translation adjustment of $23.5 million as of December 31, 2022.

Inflation risk

While it is difficult to accurately measure the impact of inflation on our results of operations and financial condition, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. General inflation in the geographies in which we operate has risen to levels that have not been experienced in recent years, however, inflation has historically had a minimal net effect on our operating results given that overall inflation has been offset by sales and cost reduction actions. Rising prices for input costs, including wages and benefits, occupancy and general administrative costs, could potentially have a negative impact on our results of operations and financial condition which may not be readily recoverable from our customers. In addition, inflation has driven a rising interest rate environment, which has had an adverse effect on our cost of funding, as well as led to enhanced volatility on foreign currency exchange rates. While we proactively try to mitigate these rising costs, we may not be able to fully offset these impacts, which could result in negative effect on our results of operation. Thus, we cannot assure you that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 8. Financial Statements and Supplementary Data

The Audited Consolidated Financial Statements, together with EVERTEC’s independent registered public accounting firm’s reports, are included herein beginning on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
We completed the Sinqia acquisition on November 1, 2023 (see Note 3 of the Notes to Consolidated Financial Statements). The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Sinqia. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Sinqia represented approximately 3% of our revenues for the year ended December 31, 2023. Total assets of the acquired business as of December 31, 2023, represented approximately 35% of total consolidated assets, consisting principally of goodwill and other intangible assets resulting from the business combination. We are in and will continue with the process of integrating Sinqia into our overall internal control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this ongoing integration. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that the Company’s internal control over financial reporting as of December 31, 2023 was effective.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2023, included in this Report and, as part of the audit, has issued a report, included in Part II, Item 8. Financial statements and Supplementary Data in this Report, on the effectiveness of our internal control over financial reporting as of December 31, 2023.

Item 9B. Other Information

During the three months ended December 31,2023 no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to all officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. A copy of our Code of Ethics is available at the Investor Relations section of our website, located at ir.evertecinc.com under “Governance Documents.” We intend to make all disclosures required by law or the NYSE regarding any amendments to, or waivers from, any provisions of the code at the same location of our website. Our website is not incorporated by reference into this Report, and you should not consider the information on our website to be part of this Report.

BIOGRAPHICAL INFORMATION OF OUR DIRECTORS

Certain information concerning our current Board of Directors as of February 22, 2024 follows.

Frank G. D’Angelo

Mr. D’Angelo has been Chairman of the Board since February 2014 and a director since September 2013. Since June 2015 he has served as Operating Partner in Hill Path, a private equity partnership, and as a partner in Bridgeport Partners, a private investment firm since June 2019. From May 2019 until October 2021, he served as Executive Vice President and President of NCR Banking. Mr. D’Angelo has over 40 years of experience in the financial services, digital banking and payments industries. He is a former chairman of the Electronic Funds Transfer Association, served on the Payments Advisory Council of the Federal Reserve Bank of Philadelphia, and served as a director for Walsh University (Ohio). Mr. D’Angelo’s experience in the financial services industry, as well as in operations and management, provides great value to our Board.

Morgan M. Schuessler, Jr.

Mr. Schuessler has been a director and the Company’s President and CEO since April 2015. Previously, he served as President of International for Global Payments, Inc., overseeing the company’s business outside of the Americas, spanning 23 countries throughout Europe and Asia. Mr. Schuessler currently serves on the board of directors of Endeavor Puerto Rico, the Wharton Executive Education Board, and the Smithsonian Institution National Board. Mr. Schuessler has over 20 years of experience in the payments industry; accordingly, he is well-versed in the intricacies of the Company’s core business and has developed management and oversight skills required to make significant contributions to the Board.

Kelly Barrett

Ms. Barrett has been a director since May 2021. From 2016 until her retirement in 2020, Ms. Barrett was the Senior Vice President of Home Services at The Home Depot. Ms. Barrett joined The Home Depot in 2003, where she held various senior management positions, including as Vice President of Internal Audit and Corporate Compliance, and Controller. Ms. Barrett currently serves as board member of Piedmont Office Realty Trust, Inc. (NYSE: PDM), The Aaron’s Company, Inc. (NYSE: AAN), and Americold Realty Trust (NYSE: COLD). Her leadership roles in the community currently include serving on the board of the Metro Atlanta YMCA (where she formerly served as chair); the National Association of Corporate Directors, Atlanta Chapter board; the Georgia Tech Foundation Board of Trustees; and as a member of the Advisory Board of Scheller College of Business at Georgia Tech (where she also formerly served as chair). She has previously served on the board of the Girl Scouts of Greater Atlanta and on the non-profit organization Partnership Against Domestic Violence and the Atlanta Rotary Club. She is also a Certified Public Accountant in the state of Georgia and NACD Directorship Certified. Ms. Barrett’s substantial experience in leadership roles, strategy and enterprise risk management, coupled with service on several boards, is of great service to the Company.

Olga Botero

Ms. Botero has been a director since September 2014. She is the founder and CEO of C&S Customer and Strategy, a boutique consulting firm focused on technology, digital and cybersecurity management for leading companies in Latin America, co-founder and Chair of Seccuri, Inc., and has been a Senior Advisor to the Boston Consulting Group from 2011 until 2024. She is the Co-Chair of the Women Corporate Directors Foundation Colombia Chapter and a fellow at the National Association of Corporate Directors (NACD) Board Leadership Fellow program. She serves as an independent director of the Altipal S.A.S. Board of Directors since April 2022, serving as chair of their Audit Committee and member of their Innovation Committee. She also serves as an independent member of the Audit Committee of Group Coppel in Mexico, a family owned group with businesses in retail, financial services and real state; and as an independent advisor of Grupo Montoya, a family owned group with businesses in music, automobile and real estate in Colombia and Panama. Ms. Botero has over 25 years of experience in leadership roles in financial services, telecommunications and technology. She also has Climate Leadership and ESG certificates issued by the Diligent Institute. Her experience, expertise in cybersecurity and technology, and knowledge of Latin American markets are an asset to the Company.

Virginia Gambale

Ms. Gambale has been a director since May 2023. Ms. Gambale founded and has served since 2003 as Managing Partner of Azimuth Partners, Inc., a strategic advisory firm that develops growths, innovation and transformation strategies and planning for technology companies. Prior to founding Azimuth in 2003, she worked at Deutsche Bank, where she was a General Partner and Managing Director of ABS Ventures, responsible for the management of the Tech Venture group and Head of Deutsche Bank Strategic Ventures. Before Deutsche Bank, Ms. Gambale was the Chief Information Officer for Global Investment Banking at Merrill Lynch. Ms. Gambale currently serves as a director for JAMF Software, Nutanix, Virtu Financial, and First Derivatives. She’s also an Adjunct Faculty Member for Colombia University. Her substantial experience in leadership roles, information technology and fintech are of great value to the Company.

Jorge A. Junquera

Mr. Junquera has been a director since April 2012. Since July 2015, he has served as Managing Partner at Kohly Capital, LLC, a private investment company. He has over 40 years of experience in the banking and financial services industries. Until his retirement in 2015, Mr. Junquera was Vice Chairman of the board of directors of Popular. Prior to becoming Vice Chairman, he was the Chief Financial Officer of Popular and Supervisor of Popular’s Financial Management Group. He currently serves as a director for Sacred Heart University (PR) and Equalize Community Development Fund (NYSE: EQCDX). Mr. Junquera’s substantial experience managing financial institutions and serving on various boards of directors provides him with unique expertise and valuable perspective to assist the Board.

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

Aldo J. Polak

Mr. Polak has been a director since May 2019. From November 2021 until January 2024, he was Managing Director at Mizuho. From April 2021 until October 2021, he was the Managing Member of Ionos Capital Partners LLC, an investment vehicle company. From April 2019 to April 2021, Mr. Polak served as Chief Investment & Development Officer at Cisneros Group of Companies, a private conglomerate focused on digital advertising, media and entertainment, real estate and new technologies. Prior to Cisneros, he spent over 15 years as an investment banker in Wall Street, most recently heading the Latin America efforts at LionTree, a global investment and merchant banking firm, from 2013 to March 2019. He currently serves on the boards of two charitable organizations, LatinoU and Reaching U, and is chairman of the latter. He is also involved with Endeavor as a panelist and mentor to entrepreneurs. Mr. Polak’s significant experience in M&A, strategy and corporate development, and his network of corporate relationships in Latin America and in the payments sector provide great value to the Board.

Alan H. Schumacher

Mr. Schumacher has been a director since April 2013. For 23 years he worked at American National Can Corporation, a manufacturing company, as well as at American National Can Group Inc, a manufacturer of metal cans, where he served as Vice President, Controller and Chief Accounting Officer until 1997 and as Executive Vice President and Chief Financial Officer from 1997 until his retirement in 2000. He is a former member of the Federal Accounting Standards Advisory Board, and currently serves as a director of Warrior Met Coal, Inc. (NYSE: HCC), Albertsons Companies, Inc. (NYSE: ACI), and Pendrick Capital Partners LLC. Mr. Schumacher has substantial expertise in accounting, reporting, audit and financial matters and, as such, is able to provide valuable contributions to our Board in its oversight functions.

Brian J. Smith

Mr. Smith has been a director since February 2016. Mr. Smith served in various executive level positions in The Coca-Cola Company, including as President and Chief Operating Officer from January 2019 until September 2022, and as a senior executive from October 2022 until his retirement in February 2023. From 2016 until December 2018, he served as President of its Europe, Middle East and Africa (EMEA) Group and, prior to that, he also held other strategic and management roles since joining The Coca-Cola Company in 1997. Mr. Smith serves as a director for the Coca-Cola Europacific Partners PLB board (LSE: CCEP) and is a member of its Corporate Social Responsibility Committee. Like other members of the Board, Mr. Smith has substantial managerial experience in Latin America. His extensive expertise in management and corporate strategy makes him a valuable asset to the Company.

BIOGRAPHICAL INFORMATION OF OUR EXECUTIVE OFFICERS

Certain information concerning our current executive officers as of February 22, 2024 follows. There are no family relationships between any of our executive officers.

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

Daniel Brignardello

Mr. Brignardello has served as our Executive Vice President and Group Head of Latam since February 2024. Prior to that he was our Senior Vice President and Chief Delivery Officer from July 2021 to February 2024. Mr. Brignardello joined the Company in July 2017 as Vice President of Processing and Fraud Prevention Services. Prior to joining the Company, Mr. Brignardello served as Chief Operating Officer of PayTrue, a Uruguayan based payments solutions company, from 2003 through June 2017; and as a Senior Software Engineer for Trintech from 2000 through 2003. Mr. Brignardello has over 25 years of senior management experience in the payments sector. He has served as a teacher (Grade 1) in the cryptography university chair in the School of Engineering of the Universidad de la República in Uruguay from 2000 through 2003. Mr. Brignardello holds a Computer Analyst degree from the School of Engineering of the Universidad de la República in Uruguay (2000), and a Program for Management Development (PMD) degree from the ESADE Business School in Barcelona, Spain (2009). Mr. Brignardello has been a Board member of ICT4V, a technology and innovation organization in Montevideo, Uruguay, since 2015.

Paola Pérez

Ms. Pérez has served as our Executive Vice President since February 2018 and Group Head of Puerto Rico since August 2022. Prior to that she was our Chief Administrative Officer from March 2020 to August 2022, and Senior Vice President of People and Culture from August 2017 until her appointment as Executive Vice President. She joined the Company in 2011 as Director of Internal Audit. Before joining Evertec, Ms. Pérez worked at Chartis as an External Reporting Manager for the Latin America Region, and PwC where she worked as a senior auditor. She obtained her Bachelor of Science in Accounting from Fairfield University, is a Certified Public Accountant and a board member of Lectores para el Futuro, a non-profit organization.

Luis A. Rodríguez

Mr. Rodríguez has served as our Executive Vice President since February 2017 and as Chief Legal and Administrative Officer since August 2022. He joined the Company in 2015 as Senior Vice President for Corporate Development, and was appointed General Counsel and Secretary of the Board in September 2016. Prior to joining the Company, Mr. Rodríguez served as Executive Director at J.P. Morgan in New York. Mr. Rodríguez holds a bachelor’s degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and holds a Juris Doctor from Stanford Law School.

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

Miguel Vizcarrondo

Mr. Vizcarrondo has served as our Executive Vice President since 2012, and as Chief Product & Innovation Officer since August 2022. Prior to that he was our Chief Commercial Officer for Puerto Rico and the Caribbean from 2021 to August 2022, and Head of Merchant Acquiring and Payment Processing from February 2012 until 2021. Prior to joining the Company in 2010, Mr. Vizcarrondo worked in Banco Popular de Puerto Rico for 14 years in a variety of roles, lastly as Senior Vice President of the Merchant Acquiring Solutions group from 2006 until he joined the Company in 2010. Mr. Vizcarrondo serves as a member of the Banco Popular Foundation, and as president for the Puerto Rico American Football Alliance, a youth sports league. Mr. Vizcarrondo holds a Bachelor of Science in Management, with a concentration in Finance, from Tulane University.

Other Information

The remaining information required by Part III, Item 10 will be included under the headings “Corporate Governance” and “Delinquent Section 16(a) Reports” (if applicable) in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2023 fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Part III, Item 11 will be included under the headings “Compensation Discussion and Analysis” and “CEO Pay Ratio” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2023 fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 will be included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Director Compensation” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2023 fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Part III, Item 13 will be included under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2023 fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Part III, Item 14 will be included under the heading “Principal Accounting Fees and Services” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2023 fiscal year and is incorporated herein by reference

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
•Notes to Audited Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule I—Parent Company Only Financial Statements
(3) Exhibits

Exhibit No.	Description

3.1
Third Amended and Restated Certificate of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-35872)

3.2	Amended and Restated Bylaws of EVERTEC, Inc., dated as of May 25, 2023 (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc’s Current Report on Form 8-K on June 1, 2023, File No. 001-35872)

4.1	Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.1 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 25, 2022, File No. 001-35872)

4.2*	Description of Registrant’s Securities

10.1
Master Lease Agreement, dated as of April 1, 2004, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.55 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.2
First Amendment to Master Lease Agreement, dated as of January 1, 2006, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.56 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.3
Second Amendment to Master Lease Agreement, dated as of April 23, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.57 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.4
Third Amendment to Master Lease Agreement, dated as of September 30, 2010, by and between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.58 of EVERTEC, Inc.’s Registration Statement on Form S-1 filed on February 6, 2013, File No. 333-186487)

10.5#
Second Amended and Restated Master Service Agreement, dated as of July 1, 2022, among Popular, Inc., Banco Popular de Puerto Rico and EVERTEC Group, LLC and its subsidiaries (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 8-K, filed on July 1, 2022, File No. 001-35872)

10.6#
Second Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of July 1, 2022, between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K, filed on July 1, 2022, File No. 001-35872)

10.7#
Credit Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and L/C issuers party thereto from time to time, and Truist Bank, as administrative agent, collateral agent, swingline lender and an L/C issuer (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022, File No. 001-35872)

10.8#
First Amendment to Credit Agreement, dated as of October 30, 2023 among EVERTEC, Inc., EVERTEC Group, LLC, the lenders thereto from time to time, and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on November 2, 2023)

10.9
Collateral Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, each subsidiary loan party identified therein and Truist Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022, File No. 001-35872)

10.1
Guarantee Agreement, dated as of December 1, 2022, by and among EVERTEC, Inc., EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022, File No. 001-35872)

10.11+
EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.12+	EVERTEC, Inc. 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2022, File No. 001-35872)

10.13*+	Form of EVERTEC Group, LLC Executive Severance Policy (applicable to Joaquín A. Castrillo, Daniel Brignardello, Paola Pérez, Luis A. Rodríguez, Diego Viglianco, and Miguel Vizcarrondo)

10.14+
Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.17 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 24, 2023, File No. 001-35872)

10.15+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated March 2, 2021, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Paola Pérez, Luis A. Rodríguez, and Miguel Vizcarrondo)(incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on April 30, 2021, File No. 001-35872)

10.16*+
Restricted Stock Unit Award Agreement (Acuerdo de Adjudicación de Unidades de Acciones Restringidas) for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated March 2, 2021, by and between EVERTEC, Inc. and Daniel Brignardello [English translation]

10.17+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated June 7, 2021, by and between EVERTEC, Inc. and Diego Viglianco (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2021, File No. 001-35872)

10.18+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, for executive recruitment, dated June 7, 2021, by and between EVERTEC, Inc. and Diego Viglianco (incorporated by reference to Exhibit 10.3 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2021, File No. 001-35872)

10.19
Stock Purchase Agreement (Contrato de Compraventa de Acciones), dated as of February 24, 2022, by and between EVERTEC Group, LLC and Fondo de Inversiones Privado IG Capital, Inversiones Cuatro R Limitada, Inversiones Rivers Limitada and Inversiones Brela Limitada [English Translation] (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872

10.20+
Amended and Restated Employment Agreement, dated as of February 24, 2022, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872)

10.21+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 25, 2022, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Luis A. Rodríguez, Miguel Vizcarrondo, and Paola Pérez)(incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on April 29, 2022, File No. 001-35872)

10.22*+
Restricted Stock Unit Award Agreement (Acuerdo de Adjudicación de Unidades de Acciones Restringidas) for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 25, 2022, by and between EVERTEC, Inc. and Daniel Brignardello [English translation]

10.23*+
Restricted Stock Unit Award Agreement for grant of restricted stock units with cliff vesting under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 25, 2022, by and between EVERTEC, Inc. and Daniel Brignardello

10.24+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated August 5, 2022, by and between EVERTEC, Inc. and the executive (applicable to Luis A. Rodríguez and Paola Pérez)(incorporated by reference to Exhibit 10.25 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 24, 2023, File No. 001-35872)

10.25+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and the executive officer (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Paola Pérez, Luis A. Rodríguez, Diego G. Viglianco, and Miguel Vizcarrondo)(incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on April 28, 2023, File No. 001-35872)

10.26*+
Restricted Stock Unit Award Agreement (Acuerdo de Adjudicación de Unidades de Acciones Restringidas) for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and Daniel Brignardello [English translation]

10.27*+
Restricted Stock Unit Award Agreement for grant of restricted stock units with cliff vesting under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and Daniel Brignardello

10.28+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2022 Incentive Award Plan, dated June 1, 2023, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Kelly Barrett, Olga Botero, Virginia Gambale, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, and Brian J. Smith)(incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2023, File No. 001-35872)

10.29#	Merger Agreement and Other Covenants, dated July 20, 2023 (incorporated by reference to Exhibit 2.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on July 21, 2023, File No. 001-35872)

10.30*+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated November 1, 2023, by and between EVERTEC, Inc. and Daniel Brignardello

10.31*+
Form of Restricted Stock Unit Award Agreement for the one-time special retention grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated December 6, 2023, by and between EVERTEC, Inc. and Morgan M. Schuessler, Jr.

21.1*	Subsidiaries of EVERTEC, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Amended and Restated Clawback Policy

101.INS XBRL*	Inline XBRL Instance document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL*	Inline XBRL Taxonomy Extension Schema

101.CAL XBRL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERTEC, Inc.

Date: February 29, 2024	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	February 29, 2024
Morgan M. Schuessler, Jr.	Officer)

/s/ Joaquin A. Castrillo-Salgado	Chief Financial Officer (Principal Financial and	February 29, 2024
Joaquin A. Castrillo-Salgado	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	February 29, 2024
Frank G. D’Angelo

/s/ Iván Pagán	Director	February 29, 2024
Iván Pagán

/s/ Alan H. Schumacher	Director	February 29, 2024
Alan H. Schumacher

/s/ Kelly Barrett	Director	February 29, 2024
Kelly Barrett

/s/ Jorge A. Junquera	Director	February 29, 2024
Jorge A. Junquera

/s/ Aldo Polak	Director	February 29, 2024
Aldo Polak

/s/ Olga M. Botero	Director	February 29, 2024
Olga M. Botero

/s/ Brian J. Smith	Director	February 29, 2024
Brian J. Smith

/s/ Virginia Gambale	Director	February 29, 2024
Virginia Gambale

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenues – Payment services and merchant acquiring- Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s revenues from payment services and merchant acquiring include activity-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems, platforms, and applications. The processing of transactions and recording of payments services and merchant acquiring revenue is highly automated and is based on contractual terms with financial institutions, government entities, merchants, and other issuers.

Accordingly, we identified the audit of payment services and merchant acquiring activity-based fees as a critical audit matter. This required an increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), to identify, test, and evaluate the Company’s systems, applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process and record payment services and merchant acquiring revenues included the following, among others:

•With the assistance of our IT specialists, we:
•Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
•Tested system interface controls and automated controls within the relevant revenue streams, as well as the controls designed to ensure the accuracy and completeness of revenue.
•We tested internal controls within the relevant revenue business processes, including those in place to reconcile the various reports extracted from the IT systems to the Company’s general ledger.
•We developed expectations of revenue at a disaggregated level based on historical transaction prices and current year transactions and volumes. We compared those estimates to revenue recognized by the Company.

Redeemable Non-controlling Interests - Refer to Notes 1, 3 and 18 to the financial statements

Critical Audit Matter Description

On November 1, 2023, the Company acquired Sinqia, S.A. (“Sinqia”) and assumed Sinqia’s pre-existing non-controlling interests, which include embedded redemption features in the form of reciprocal call and put options redeemable in future periods. As potential redemption of the non-controlling interests is not solely within the Company’s control, the non-controlling interests and redemption features are presented as “temporary equity” within the Company’s consolidated balance sheet.

We identified the accounting for the redeemable non-controlling interest arrangements related to Sinqia’s pre-existing non-controlling interests as a critical audit matter given the complexities involved in auditing management’s accounting conclusions which required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve professionals in our firm with expertise in financial instruments when performing audit procedures to assess the unit of accounting for the redeemable non-controlling interests and call and put options; balance sheet classification of the interests, including whether embedded features of the interests meet the definition of a derivative and require bifurcation; how the redeemable non-controlling interests should be initially and subsequently measured; and the impacts of the interests on the determination of earnings per share given the redemption features of the interests.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for Sinqia’s pre-existing redeemable non-controlling interests included the following, among others:
•We tested the effectiveness of internal controls over the accounting for the redeemable non-controlling interests, including those over the identification and application of the relevant accounting guidance to account for the interests.
•We evaluated the key terms of the underlying non-controlling interest agreements, including reciprocal call and put options features.
•We evaluated, with the assistance of professionals in our firm with expertise in financial instruments, the appropriateness of the Company’s accounting for the redeemable non-controlling interests based on the underlying contractual arrangements and the relevant authoritative accounting guidance, including accounting conclusions regarding the appropriate unit of accounting for the redeemable non-controlling interests and call and put options; balance sheet classification of the interests, including whether embedded features of the interests meet the definition of a derivative and require bifurcation; how the redeemable non-controlling interests should be initially and subsequently measured; and the impacts of the interests on the determination of earnings per share given the redemption features of the interests.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
February 29, 2024
Stamp No. E559558
affixed to original.

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sinqia S.A., which was acquired on November 1, 2023, and whose financial statements constitute 35% of total assets and 3% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Sinqia S.A.

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

/s/ Deloitte & Touche

San Juan, Puerto Rico
February 29, 2024
Stamp No. E559557
affixed to original.

EVERTEC, Inc. Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	295,600	185,274
Restricted cash	23,073	18,428
Accounts receivable, net	126,510	111,493
Settlement assets	51,467	31,542
Prepaid expenses and other assets	64,704	42,392
Total current assets	561,354	389,129
Debt securities available-for-sale, at fair value	2,095	2,203
Equity securities, at fair value	9,413	—
Investment in equity investee	21,145	14,661
Property and equipment, net	62,453	56,387
Operating lease right-of-use asset	14,796	15,918
Goodwill	791,700	423,392
Other intangible assets, net	518,070	200,320
Deferred tax asset	47,847	5,701
Derivative asset	4,385	7,440
Net investment in leases	—	14
Other long-term assets	27,005	16,578
Total assets	$2,060,263	$1,131,743
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$129,160	$80,666
Accounts payable	66,516	29,730
Contract liability	21,055	15,226
Income tax payable	3,402	9,406
Current portion of long-term debt	23,867	20,750
Short-term borrowings	—	20,000
Current portion of operating lease liability	6,693	5,936
Settlement liabilities	47,620	26,696
Total current liabilities	298,313	208,410
Long-term debt	946,816	389,498
Deferred tax liability	87,916	10,111
Contract liability - long term	41,825	34,068
Operating lease liability - long-term	9,033	10,788

Other long-term liabilities	40,984	4,120
Total liabilities	1,424,887	656,995
Commitments and contingencies (Note 25)
Redeemable non-controlling interests	36,968	—
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 65,450,799 shares issued and outstanding at December 31, 2023 (December 31, 2022 - 64,847,233)	654	648
Additional paid-in capital	36,527	—
Accumulated earnings	538,903	487,349
Accumulated other comprehensive income (loss), net of tax	18,209	(16,486)
Total EVERTEC, Inc. stockholders’ equity	594,293	471,511
Non-controlling interest	4,115	3,237
Total equity	598,408	474,748
Total liabilities and equity	$2,060,263	$1,131,743

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive Income
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2023	2022	2021

Revenues	$694,709	$618,409	$589,796

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	336,756	292,621	250,164
Selling, general and administrative expenses	128,172	89,770	68,048
Depreciation and amortization	93,621	78,618	75,070
Total operating costs and expenses	558,549	461,009	393,282
Income from operations	136,160	157,400	196,514
Non-operating income (expenses)
Interest income	8,512	3,121	1,889
Interest expense	(32,321)	(24,772)	(22,810)
Gain on sale of a business	—	135,642	—
(Loss) gain on foreign currency remeasurement	(8,276)	(7,645)	1,897
Loss on foreign currency swap	(24,065)	—	—
Earnings of equity method investment	4,976	2,968	1,713
Other income, net	367	1,138	2,502
Total non-operating (expenses) income	(50,807)	110,452	(14,809)
Income before income taxes	85,353	267,852	181,705
Income tax expense	5,477	28,983	20,562
Net income	79,876	238,869	161,143
Less: Net income (loss) attributable to non-controlling interests	154	(140)	13
Net income attributable to EVERTEC, Inc.’s common stockholders	79,722	239,009	161,130
Other comprehensive income (loss), net of tax of $598, $1,447 and $1,153
Foreign currency translation adjustments	38,328	12,490	(11,129)
(Loss) gain on cash flow hedges	(3,618)	19,215	11,151
Unrealized (loss) gain on change in fair value of debt securities available-for-sale	(15)	(68)	109
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$114,417	$270,646	$161,261
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$1.23	$3.48	$2.24
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$1.21	$3.45	$2.21
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	72,137,678	$721	$5,340	$379,934	$(48,254)	$4,688	$342,429
Share-based compensation recognized	—	—	14,799	—	—	—	14,799
Repurchase of common stock	(614,288)	(6)	(5,080)	(19,302)	—	—	(24,388)
Restricted stock units delivered	446,466	4	(7,494)	(1,302)	—	—	(8,792)
Net income	—	—	—	161,130	—	13	161,143
Cash dividends declared on common stock, $0.20 per share	—	—	—	(14,409)	—	—	(14,409)
Other comprehensive income (loss)	—	—	—	—	131	(645)	(514)
Balance at December 31, 2021	71,969,856	719	7,565	506,051	(48,123)	4,056	470,268
Share-based compensation recognized	—	—	19,956	—	—	—	19,956
Repurchase of common stock	(2,810,182)	(28)	(21,833)	(74,735)	—	—	(96,596)
Restricted stock units delivered	276,719	3	(5,688)	—	—	—	(5,685)
Net income (loss)	—	—	—	239,009	—	(140)	238,869
Cash dividends declared on common stock, $0.20 per share	—	—	—	(13,773)	—	—	(13,773)
Common stock received in exchange of the sale of a Business	(4,589,160)	(46)	—	(169,203)	—	—	(169,249)
Other comprehensive income (loss)	—	—	—	—	31,637	(679)	30,958
Balance at December 31, 2022	64,847,233	648	—	487,349	(16,486)	3,237	474,748
Share-based compensation recognized	—	—	25,732	—	—	—	25,732
Repurchase of common stock	(1,009,653)	(10)	(20,943)	(15,143)	—	—	(36,096)
Restricted stock units delivered	448,627	4	(5,960)	—	—	—	(5,956)
Net income	—	—	—	79,722	—	154	79,876
Cash dividends declared on common stock, $0.20 per share	—	—	—	(13,025)	—		(13,025)
Issuance of common stock	1,164,592	12	37,698	—	—	—	37,710
Other comprehensive income	—	—	—	—	34,695	724	35,419
Balance at December 31, 2023	65,450,799	$654	$36,527	$538,903	$18,209	$4,115	$598,408

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$79,876	$238,869	$161,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,621	78,618	75,070
Amortization of debt issue costs and accretion of discount	2,307	2,238	1,877
Operating lease amortization	6,252	6,112	5,860
Unrealized loss on change in fair value of equity securities	769	—	—
Loss on extinguishment of debt	1,433	1,311	—
Provision for expected credit losses and sundry losses	1,040	4,959	1,859
Deferred tax benefit	(16,144)	(435)	(2,826)
Share-based compensation	25,732	19,956	14,799
Gain on sale of a business	—	(135,642)	—
Gain from sale of assets	—	—	(778)
Loss on disposition of property and equipment and impairment of software	969	4,943	1,694
Earnings of equity method investment	(4,976)	(2,968)	(1,713)
Dividend received from equity method investment	3,497	2,053	1,183
Loss (gain) on foreign currency remeasurement	8,276	7,645	(1,897)
(Increase) decrease in assets:
Accounts receivable, net	(6,850)	(15,571)	(18,521)
Prepaid expenses and other assets	(16,862)	(4,636)	4,322
Other long-term assets	(5,383)	(5,202)	(3,519)
Increase (decrease) in liabilities:
Accrued liabilities and accounts payable	59,619	26,954	1,503
Income tax payable	(6,631)	1,281	(359)
Contract liability	8,074	(1,773)	(1,738)
Operating lease liabilities	(5,723)	(3,797)	(4,869)
Other long-term liabilities	(4,606)	(1,554)	(4,670)
Total adjustments	144,414	(15,508)	67,277
Net cash provided by operating activities	224,290	223,361	228,420
Cash flows from investing activities
Additions to software	(63,524)	(44,850)	(41,804)
Acquisition of customer relationship	—	(10,607)	(14,750)
Acquisitions, net of cash acquired	(417,566)	(44,369)	—
Property and equipment acquired	(21,452)	(27,073)	(25,103)
Proceeds from sales of property and equipment	24	78	805
Purchase of certificates of deposit	—	(7,264)	—
Proceeds from maturities of available-for-sale debt securities	1,048	1,015	—
Acquisition of available-for-sale debt securities	(962)	(254)	(2,968)
Investment in equity investee	(5,500)	—	—
Net cash used in investing activities	(507,932)	(133,324)	(83,820)
Cash flows from financing activities
Debt issuance costs	(10,481)	(7,355)	—
Proceeds from issuance of long-term debt	651,000	415,000	—
Net (decrease) increase in short-term borrowings	(20,000)	20,000	—
Repayments of short-terms borrowings for purchase of equipment and software	(7,175)	(949)	(1,651)
Dividends paid	(13,025)	(13,773)	(14,409)
Withholding taxes paid on share-based compensation	(5,956)	(5,685)	(8,793)
Repurchase of common stock	(36,096)	(96,596)	(24,388)
Repayment of long-term debt	(154,280)	(467,410)	(32,044)
Repayment of other financing agreement	(717)	—	—

Net cash provided by (used in) financing activities	403,270	(156,768)	(81,285)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	8,439	(3,529)	1,497
Net increase (decrease) in cash, cash equivalents and restricted cash	128,067	(70,260)	64,812
Cash, cash equivalents, restricted cash, and cash included in settlement assets at beginning of the period	215,657	285,917	221,105
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$343,724	$215,657	$285,917
Reconciliation of cash, cash equivalents, restricted cash, and cash included in settlement assets
Cash and cash equivalents	$295,600	$185,274	$257,856
Restricted cash	23,073	18,428	19,566
Cash and cash equivalents included in settlement assets	$25,051	11,955	8,495
Cash, cash equivalents and restricted cash, and cash included in settlement assets	$343,724	$215,657	$285,917
Supplemental disclosure of cash flow information:
Cash paid for interest	$32,147	$24,132	$21,695
Cash paid for income taxes	36,247	32,826	25,724
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	$1,964	$3,716	$757
Non-cash investing activities
Software exchanged for common stock	—	18,761	—
Goodwill exchanged for common stock	—	5,813	—
CDs transferred in the acquisition of a business	—	7,169	—
Non-cash financing activities
Payable due to vendor related to licenses acquired	7,403	—	—
Non-cash financing and investing activities
Common stock received and retired for sale of a business	—	169,249	—
Common stock exchanged for the acquisition of a business	37,710	—	—
The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Audited Consolidated Financial Statements

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 1—The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction processing business and financial technology provider in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services. The Company provides services across 26 countries in the region. EVERTEC owns and operates the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations, and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

A summary of the most significant accounting policies used in preparing the accompanying consolidated financial statements is as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company, which are presented in accordance with GAAP. The Company consolidates all subsidiaries for which the Company has concluded it controls. Intercompany accounts and transactions are eliminated in the consolidated financial statements. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

Leases

The Company evaluates each of its lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and the appropriate classification of each identified lease. A lease exists if the Company obtains substantially all of the economic benefits of, and have the right to control the use of, an asset for a period of time. Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represents the Company's obligation to make lease payments arising from the lease agreement. The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present values of fixed lease payments over the term of the lease. Right-of-use assets may also be adjusted to reflect any prepayments made or any incentive payments received. Operating lease costs and depreciation expense for finance leases are recognized as expense on a straight-line basis over the lease term. The Company considers a termination or renewal option in the determination of the lease term when it is reasonably certain that it will exercise that option. Because the Company's leases generally do not provide a readily determinable implicit interest rate, the Company use an incremental borrowing rate to measure the lease liability and associated right-of-use asset at the lease commencement date. The incremental borrowing rate used is a fully collateralized rate that considers the Company's credit rating, market conditions and the term of the lease at the lease commencement date. The Company has made an accounting policy election to not recognize assets or liabilities for leases with a term of less than 12 months and to account for all components in a lease arrangement as a single combined lease component for all asset classes.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowing. For the years ended December 31, 2023, 2022 and 2021, interest cost capitalized amounted to approximately $2.7 million, $1.1 million, and $0.8 million, respectively.

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

The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The Company may assess qualitative factors to determine whether it is more likely than not, that is, a likelihood of more than 50 percent that the fair value of the reporting unit is less than its carrying amount, including goodwill. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party valuator may be engaged to prepare an independent valuation of each reporting unit. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2023, 2022 and 2021, no impairment losses associated with goodwill were recognized.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

Cash and cash equivalents

Cash includes cash on hand and in banks. Cash equivalents consist of financial instruments available on demand or with original maturities of three months or less.

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

Settlement Assets and Liabilities

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

Redeemable Non-controlling Interests

The Company records redeemable non-controlling interests ("RNCI") in consolidated subsidiaries that result from business acquisition transactions where the Company is granted the right to purchase ("Call Option") and the sellers are granted the right to sell to the Company ("Put Option") the remaining interest at the calculated redemption value and classifies them as mezzanine equity in the consolidated balance sheets as potential redemption is not solely within the Company's control. The acquired RNCI were initial measured at fair value at the acquisition date. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and for any dividends declared. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the non-controlling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value, but not if such adjustment would result in a redemption value less than the initial fair value of the redeemable noncontrolling interest. If and when applicable, these adjustments are recorded in equity and are not reflected in the accompanying consolidated statements of income and comprehensive income.

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

Share-based Compensation

Performance and time-based restricted stock units ("RSUs") and restricted stock are valued based on the market price of the Company’s stock at the grant date. The Company estimates the fair value of stock-based awards with market conditions, on a contemporaneous basis, at the date they are granted using the Monte Carlo simulation analysis for market based RSUs using the following assumptions: (1) stock price; (2) risk-free rate; (3) expected volatility; (4) expected annual dividend yield and (5) expected term. The risk-free rate is based on the U.S. Constant Maturities Treasury Interest Rate as of the grant date or the yield of a 2-year or 3-year Treasury bond, as applicable. The expected volatility is based on a combination of historical volatility and implied volatility from publicly traded companies in the Company’s industry. The expected annual dividend yield is based on management’s expectations of future dividends as of the grant date and, in certain cases, assumes that those dividends will be reinvested over the performance period.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
Diluted net income per common share assumes the issuance of all potentially dilutive share equivalents using the treasury stock method. For restricted stock and RSUs it is assumed that the proceeds will be used to buy back shares. For unvested restricted share units, the proceeds equal the average unrecognized compensation.

Note 2—Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2023, the FASB issued ASU 2023-07 to update ASC 280 -Segment Reporting. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the updated disclosure requirements and impact that the standard will have on its consolidated financial statements upon implementation.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. The standard will be effective for the Company for the fiscal year 2025 annual financial statements with early adoption permitted. The Company plans to adopt the standard when it becomes effective during the fiscal year 2025. The Company expect the adoption of the standard will impact certain of our income tax disclosures.

Note 3– Business Acquisitions and Dispositions

On February 16, 2023, the Company closed on the acquisition of 100% of Paysmart Pagamentos Electronicos Ltda ("paySmart"). Headquartered in Porto Alegre, Brazil, paySmart provides issuer processing services and BIN Sponsorship services for prepaid programs under domestic and international schemes in Brazil. The aggregate purchase price was $130 million Brazilian reais ("BRL"), approximately USD $25 million. The acquisition expands the Company's footprint in Brazil and compliments the current product offering in the country.

The Company accounted for this transaction as a business combination. The following table details the preliminary fair value of assets acquired and liabilities assumed from the paySmart acquisition:

EVERTEC, Inc. Notes to Consolidated Financial Statements

Assets/Liabilities (at fair value)
(In thousands)
Cash and cash equivalents	$2,037
Accounts receivable, net	451
Prepaid expenses and other assets	58
Property and equipment, net	107
Operating lease right-of-use asset	182
Goodwill	9,477
Other intangible assets, net	15,174
Settlement assets	52,593
Total assets acquired	80,079
Accounts payable	278
Settlement liabilities	50,368
Operating lease liability	185
Income tax payable	298
Deferred tax liability	4,253
Total liabilities assumed	$55,382

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$10,239	20
Trademark	1,299	5
Software packages	3,636	5
Total	$15,174	15

On November 1, 2023, the Company completed the acquisition (the "Sinqia Transaction") of 100% of the outstanding shares of Sinqia S.A. (“Sinqia”), a publicly held company incorporated and existing in accordance with the laws of the Federative Republic of Brazil. The Company completed the acquisition through its wholly-owned subsidiary, Evertec Brasil Informática S.A (“Evertec BR”). Prior to the completion of the business combination, the Company acquired 4.8 million shares of Sinqia, representing approximately 5.4% of the outstanding shares of Sinqia. The shares were purchased in the open market for $26.5 million and at acquisition date the fair value of the equity securities amounted to $25.7 million. The acquisition expands the Company's product portfolio and client base in Brazil. The aggregate purchase price was $2.4 billion BRL, approximately USD$472 million, composed of cash of approximately USD$408.3 million from new financing commitments, approximately USD$25.7 million from previously acquired Sinqia shares and 1.2 million Evertec shares issued through Brazilian Depository Receipts, with a value of BRL$190.7 million, approximately USD$37.7 million. The closing stock price of Evertec on November 1, 2023 was $32.38. Refer to Note 15 - Debt and Short-Term Borrowings for further details regarding new financing commitments and Note 19 - Equity for further details regarding the Brazilian Depository receipts.

The Company accounted for this transaction as a business combination. The following table details the preliminary fair value of the assets acquired and liabilities assumed from the Sinqia acquisition:

EVERTEC, Inc. Notes to Consolidated Financial Statements

Assets/Liabilities (at fair value)
(In thousands)
Cash and cash equivalents	$37,147
Restricted cash	2,166
Accounts receivable, net	9,989
Prepaid expenses and other assets	5,975
Property and equipment, net	3,618
Operating lease right-of-use asset	2,644
Preliminary goodwill	343,152
Equity securities, at fair value	9,035
Long-term deferred tax asset	28,308
Other intangible assets, net	291,048
Other long-term assets	5,455
Total assets acquired	$738,537
Accounts payable	13,241
Accrued liabilities	40,775
Operating lease liability	4,508
Current portion of long-term debt	11,400
Long-term debt	57,492
Contract liability	7,356
Deferred tax liability	77,618
Other long-term liabilities	15,134
Total liabilities assumed	$227,524
Redeemable non-controlling interests	39,340
Additional paid-in capital	471,673
Total liabilities and equity	$738,537

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$155,876	18
Trademark	47,688	10
Software packages	87,484	10
Total	$291,048	14

Refer to Note 12 - Goodwill for detail of goodwill allocated by reportable segments. The goodwill is primarily attributed to selling the Company's products and services to Sinqia's client base, exporting Sinqia's products to other markets where the Company has presence and the assembled workforce. Currently, none of the goodwill is deductible for income tax purposes. The results of operations for Sinqia were not material to the Company's consolidated statement of income for the year ended December 31, 2023.

The following unaudited pro forma information shows the Company's results of operations for the years ended December 31, 2023 and 2022 as if the Sinqia Transaction had occurred on January 1, 2022. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Sinqia acquisition had

EVERTEC, Inc. Notes to Consolidated Financial Statements
occurred as of that date. The unaudited proforma financial information reflects the effects of applying the Company's accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sinqia. This is not intended to be a projection of future results or performance and actual results might materially differ.

	Year ended
(In thousands)	December 31, 2023	December 31, 2022
Total revenues	$805,152	$735,048
Net income	85,344	190,666

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

The Latin America Payments and Solutions segment provides financial institutions, government entities and other issuers services to process credit, debit and prepaid cards, for which revenue is recognized in the same manner as described above, as well as licensed software solutions for risk and fraud management and card payment processing. Licensed software solutions are provided mainly as Software as a Service (“SaaS”) and on-premises perpetual licenses. Set-up fees related to SaaS are considered non-distinct from the license and accounted for as a single performance obligation. SaaS revenues are recognized over time while the customer benefits from the software. On-premises perpetual licenses require significant customization and development. Professional services provided for significant customizations and development are non-distinct from the license and accounted for as a single performance obligation, recognized over time during the development of the license. Revenue is recognized based on the Company’s efforts or inputs, measured in labor hours expended, relative to the total expected inputs to satisfy the performance obligation. Maintenance or support services are considered distinct and recognized over time in the amount in which the Company has right to consideration. Solutions revenues consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature and digital collection; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

The Company enters into collaborative arrangements aimed at growing the Company’s merchant relationships. These arrangements are accounted for under ASC 606 as required by ASC 808 Collaborative Arrangements and are included as part of the Company’s Merchant Acquiring segment and Latin America segment. For the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue amounting to $114.9 million, $65.9 million, and $23.9 million, respectively, for these arrangements.

Refer to Note 26 - Segment Information for further information, including revenue by products and services the Company provides and the geographic regions in which the Company operates.

Significant Judgments

Determining a measure of progress for performance obligations satisfied over time requires management to make judgments that affect the timing of revenue to be recognized. The Company exercises judgment in identifying a suitable method that depicts the entity’s performance in transferring control of these performance obligations, on a contract-by-contract basis. The principal criteria used for determining the measure of progress is the availability of reliable information that can be obtained without incurring undue cost, which generally results in the application of an input method since, in most cases, the outputs used to reasonably measure progress are not directly observable. Usually, the input method based on labor hours incurred, with respect to total expected labor hours to satisfy the performance obligation is applied. For performance obligations satisfied at a point in time, the Company determines that the customer is able to direct the use of, and obtain substantially all of the benefits from the products at the time the products are delivered and services are performed, the customer has legal title of the products or the Company’s has the right to payment.

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

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the primary geographical markets, nature of products and services, and timing of transfer of goods and services. The Company’s operating segments are determined by the nature of the products and services that the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 26 - Segment Information.

In the following table, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Year ended on December 31, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$394	$5,766	$—	$8,911	$15,071
Products and services transferred over time	135,579	163,644	162,366	218,049	679,638
	$135,973	$169,410	$162,366	$226,960	$694,709

	Year ended on December 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$361	$2,648	$—	$11,735	$14,744
Products and services transferred over time	117,900	111,116	151,085	223,564	603,665
	$118,261	$113,764	$151,085	$235,299	$618,409

	Year ended on December 31, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$168	$2,045	$—	$8,882	$11,095
Products and services transferred over time	104,624	95,187	143,965	234,925	578,701
	$104,792	$97,232	$143,965	$243,807	$589,796

The Company has revenue concentration with Popular, revenues as a percentage of total revenues, were 35%, 39% and 42%, for the years ended December 31, 2023, 2022 and 2021, respectively. Accounts receivable from Popular as of December 31, 2023 and December 31, 2022 amounted to $40.5 million and $41.6 million, respectively.

Contract balances

The following table provides information about contract assets from contracts with customers.

	December 31,
(In thousands)	2023	2022
Balance at beginning of period	$4,749	$1,715
Services transferred to customers	28,165	9,313
Transfers to accounts receivable	(18,997)	(6,279)
Balance at end of period	$13,917	$4,749

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the

EVERTEC, Inc. Notes to Consolidated Financial Statements
Company becomes unconditional (i.e., the Company has a present right to payment). The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the consolidated balance sheets.

Accounts receivable, net at December 31, 2023 and 2022 amounted to $126.5 million and $111.5 million, respectively. Contract liability and Contract liability- Long term, at December 31, 2023 amounted to $21.1 million and $41.8 million, respectively. Contract liability and Contract liability- Long term amounted to $15.2 million and $34.1 million at December 31, 2022, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the Popular Transaction in the prior year. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the year ended December 31, 2023, the Company recognized revenue of $16.4 million that was included in contract liability, at December 31, 2022. During the year ended December 31, 2022, the Company recognized revenue of $32.5 million that was included in contract liability at December 31, 2021.

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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at December 31, 2023 is $942.5 million, which is expected to be recognized over the next 1 to 6 years. This amount consists of minimums on certain master services agreements, professional service fees for implementation or set up activities related to managed services and maintenance services typically recognized over the life of the contract, and professional service fees for customizations or development of on-premises licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

Note 5—Cash and Cash Equivalents

At December 31, 2023 and 2022, the Company’s cash and cash equivalents amounted to $318.7 million and $203.7 million, respectively, which are deposited in accounts in financial institutions. Of the total cash balance at December 31, 2023 and 2022, $208.8 million and $119.7 million, respectively, reside in subsidiaries located outside of Puerto Rico. At December 31, 2023 and 2022 the Company also had cash and cash equivalents included in settlement assets amounting to $25.1 million and $12.0 million, respectively. Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31,
(In thousands)	2023	2022	2021
Reconciliation of cash, cash equivalents, restricted cash, and cash included in settlement assets
Cash and cash equivalents	$295,600	$185,274	$257,856
Restricted cash	23,073	18,428	19,566
Cash and cash equivalents included in settlement assets	25,051	11,955	8,495
Cash, cash equivalents, restricted cash, and cash included in settlement assets	$343,724	$215,657	$285,917

Refer to Note 7 - Settlement Assets and Liabilities for additional information regarding settlement assets and settlement liabilities.

Note 6 – Debt Securities

The amortized cost, gross unrealized gains and losses recorded in OCI, and estimated fair value as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,080	$15	$—	$2,095

	December 31, 2022
(In thousands)		Gross unrealized
	Amortized cost	Gains	Losses	Fair Value
Costa Rica Government Obligations
After 1 to 5 years	$2,194	$9	$—	$2,203

Debt securities are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes.

During the years ended December 31, 2023 and 2022, the Company acquired $1.0 million and $0.3 million, respectively, in available-for-sale debt securities. Debt securities amounting to $1.0 million matured during both 2023 and 2022, respectively. No debt securities were sold during the years ended December 31, 2023 and 2022.

A provision for credit losses was not required for the periods presented above. Refer to Note 16 - Financial Instruments and Fair Value Measurements for disclosure requirements related to the fair value hierarchy.

Note 7 - Settlement Assets and Liabilities

The principal components of the Company's settlement assets and liabilities were as follows at December 31:

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31,
(In thousands)	2023	2022
Settlement assets
Cash and cash equivalents	$25,051	$11,955
Accounts receivables	26,416	19,587
Total settlement assets	$51,467	$31,542
Settlement liabilities
Accounts payable	$47,620	$26,696
Total settlement liabilities	$47,620	$26,696

Note 8 —Accounts Receivable and Allowance for Current Expected Credit Losses

Accounts receivable, net consisted of the following:

	December 31,
(In thousands)	2023	2022
Trade	$128,403	$113,638
Other	2,117	14
Less: allowance for current expected credit losses	(4,010)	(2,159)
Accounts receivable, net	$126,510	$111,493

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

Rollforward of the Allowance for Current Expected Credit Losses

The activity in the allowance for current expected credit losses on trade receivables were as follows:

(In thousands)	December 31, 2023	December 31, 2022
Balance at the beginning of the period	$2,159	$2,523
Current period provision for expected credit losses	2,218	754
Write-offs	(384)	(1,268)
Recoveries of amounts previously written-off	17	150
Balance at the end of the period	$4,010	$2,159

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 9—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(In thousands)	2023	2022
Prepaid income taxes	$16,284	$6,655
Contract asset	11,086	3,008
Deferred project costs	7,747	6,075
Prepaid cloud computing arrangement fees	8,686	6,010
Software maintenance contracts	5,606	9,735
Taxes, other than income	2,898	2,657
Insurance	2,702	2,269
Postage	2,269	2,297
Guarantee deposits	861	1,010
Other	6,565	2,676
Prepaid expenses and other assets	$64,704	$42,392

Note 10—Investment in Equity Investees

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is one of the largest merchant acquirers and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark, and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for the year ended December 31, 2023 amounted to approximately $0.1 million, while for the years ended 2022 and 2021 it amounted to approximately $0.2 million, and was recorded within earnings of equity method investment in the consolidated statements of income and comprehensive income. The Company recognized $5.0 million, $3.0 million, and $1.7 million as equity in CONTADO’s net income, net of amortization, in the consolidated statements of income and comprehensive income for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company received $3.5 million, $2.1 million, and $1.2 million respectively, in dividends from CONTADO.

In the third quarter of 2023, the Company, through its wholly-owned subsidiary EVERTEC Costa Rica, S.A. ("EVERTEC CR"), entered into an agreement with a corporate partner to jointly develop and provide payment services in the Latin America region. The services will be provided through a newly formed entity which both entities contributed capital to form. The Company concluded that the newly formed entity is a joint venture not controlled by the Company and accounted for the entity as an equity investee. The Company has committed capital contributions in the amount of $13.5 million, consisting of cash payments amounting to $7.5 million, nonfinancial assets consisting of $3.5 million in development of intellectual property, and $2.5 million in processing cost credits. At December 31, 2023, the Company had contributed $5.5 million in cash from the committed amounts, which represented 9.91% ownership in the joint venture.

Both equity method investments' fiscal years end on December 31 and are reported in the consolidated statements of income and comprehensive income for the period subsequent to the acquisition date on a one-month lag. No significant events occurred in the operations subsequent to November 30, 2023 that would have materially affected the Company’s reported results.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Note 11—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2023	2022
Buildings	30	$2,193	$1,456
Data processing equipment	3 - 5	187,761	162,761
Furniture and equipment	3 - 20	10,281	9,154
Leasehold improvements	5 - 10	4,876	3,660
		205,111	177,031
Less—accumulated depreciation and amortization		(144,117)	(121,919)
Depreciable assets, net		60,994	55,112
Land		1,459	1,275
Property and equipment, net		$62,453	$56,387

Depreciation and amortization expense related to property and equipment was $21.6 million, $18.5 million, and $17.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 12—Goodwill

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows:

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2021	$160,972	$48,402	$138,121	$45,823	$393,318
Goodwill attributable to acquisition	—	33,247	—	—	33,247
Goodwill attributable to the sale of the business	—	—	—	(5,813)	(5,813)
Foreign currency translation adjustments	—	2,640	—	—	2,640
Balance at December 31, 2022	160,972	84,289	138,121	40,010	423,392
Goodwill attributable to acquisition	—	352,629	—	—	352,629
Foreign currency translation adjustments	—	15,679	—	—	15,679
Balance at December 31, 2023	$160,972	$452,597	$138,121	$40,010	$791,700

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

The estimated fair value of the reporting units is computed using a combination of an income approach and a market approach. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include, among others, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the selection of discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. The market approach estimates the value of a reporting unit by using multiples of revenue and EBITDA based on guideline of publicly traded companies. Valuation using the market approach requires management to make assumptions related to EBITDA multiples. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability, and growth. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the

EVERTEC, Inc. Notes to Consolidated Financial Statements
fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. The Company performed a quantitative analysis as of August 31, 2023, which indicated that the fair values of the reporting units exceed the carrying amounts of the reporting units. No impairment losses were recorded in 2023, 2022 or 2021, respectively. Refer to Note 3 - Business Acquisitions and Dispositions for further details of goodwill acquired in 2023.

Note 13—Other Intangible Assets, Net
The carrying amount of other intangible assets consisted of the following:

	Useful life in years	December 31, 2023
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 20	$568,284	$(340,952)	$227,332
Trademark	1 - 15	94,203	(41,319)	52,884
Software packages	3 - 10	510,898	(274,610)	236,288
Non-Compete agreement	5	1,735	(169)	1,566
Other intangible assets, net		$1,175,120	$(657,050)	$518,070

	Useful life in years	December 31, 2022
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	8 - 15	$392,737	$(303,733)	$89,004
Trademark	1 - 15	43,195	(37,998)	5,197
Software packages	3 - 10	349,474	(243,355)	106,119
Other intangible assets, net		$785,406	$(585,086)	$200,320
Amortization expense related to intangibles, including software packages, was $72.0 million, $59.9 million, and $57.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense related to software packages was $31.3 million, $25.7 million, and $26.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company recorded an impairment loss through cost of revenues amounting to $4.1 million for a multi-year software development for which a reduction in future cash flows was projected. This impairment charge affected the Company’s Payment Services – Puerto Rico & Caribbean segment.
The estimated amortization expense of balances outstanding at December 31, 2023 for the next years are as follows:

(In thousands)
2024	$97,475
2025	66,675
2026	53,732
2027	45,334
2028	36,843

Note 14—Other Long-Term Assets

As of December 31, 2023, other long-term assets included $2.2 million related to deferred debt-issuance costs related to the revolving credit facility, $11.2 million related to the long-term portion of certain software maintenance contracts, $5.2 million related to the long-term portion of deferred costs, $5.6 million related to the long-term portion of guarantees and $2.8 million related to the long-term portion of contract assets.

As of December 31, 2022, other long-term assets included $2.7 million related to deferred debt-issuance costs related to the revolving credit facility, $6.8 million related to the long-term portion of certain software maintenance contracts, $5.4 million related to the long-term portion of deferred costs, and $1.7 million related to the long-term portion of contract assets.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 15—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(In thousands)	2023	2022
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin (1)(2))	$449,450	$410,248
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin (1)(3))	521,233	—
Note payable due on September 1, 2030(1)	7,403	—
Total debt	$978,086	$410,248

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to minimum rate (“SOFR floor”) of 0.00% plus applicable margin of 1.50% at December 31, 2023 and December 31, 2022.
(3)Subject to minimum rate ("SOFR floor") of 0.50% plus applicable margin of 3.50% at December 31, 2023.

The following table presents contractual principal payments for the next years:

(In thousands)
2024	$23,867
2025	23,867
2026	23,867
2027	381,870
2030	540,000

2023 Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank ("Truist"), as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”, and together with the Term A Loan Facility, the “2022 Credit Facilities”) that matures on December 1, 2027 (the “2022 Credit Facilities Maturity Date”). On October 30, 2023, Evertec, EVERTEC Group and other Loan Parties (as defined in the Existing Credit Agreement) party thereto, entered into a first amendment (the “Amendment”) to the credit agreement, dated as of December 1, 2022 (the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”), with a syndicate of lenders and Truist, as administrative agent and collateral agent. Under the Amended Credit Agreement, a syndicate of financial institutions and other lenders provided (i) additional term loan A commitments in the amount of $60.0 million (the “Incremental TLA Facility”) and (ii) a new tranche of term loan B commitments in the amount of $600.0 million (the “New TLB Facility,” and together with the Incremental TLA Facility, the “Facilities”). The $600.0 million term loan B facility matures on October 30, 2030 (the “Term Loan B Maturity Date”). Unless otherwise indicated, the terms and conditions detailed below apply to both term loan A facility and term loan B (together "Term Loan Facilities"). In the fourth quarter of 2023, the Company prepaid $60 million of the outstanding balance on Term Loan B.

Scheduled Amortization Payments

The Term Loan A Facility and Incremental TLA Facility amortizes in equal quarterly installments at an amount equal to (a) initially, $5,966,720.78 per quarter and (b) for any installment payments to be made in the calendar year ending 2027, $8,950,081.17 per quarter, with the balance payable on the 2022 Credit Facilities Maturity Date. The New TLB Facility amortizes in equal quarterly at a rate equal to 1% per calendar year, with the balance payable on the Term Loan B Maturity Date. Any optional prepayments of the Term Loan Facilities can be applied to the remaining installments. The Revolving Credit Facility terminates on the 2022 Credit Facilities Maturity Date, and loans thereunder may be borrowed, repaid and reborrowed prior thereto.

Voluntary Prepayments and Reduction and Termination of Commitments

EVERTEC, Inc. Notes to Consolidated Financial Statements
Other than as set forth below with respect to the New TLB Facility, EVERTEC Group may prepay loans under the Term Loan Facilities and permanently reduce the loan commitments under the Revolving Facility at any time without premium or penalty, subject to compensation for any break funding costs incurred by a lender and timely submission of a notice of prepayment or commitment reduction, as applicable. EVERTEC Group is required to make certain mandatory prepayments of the 2022 Credit Facilities in certain circumstances.

Interest

With respect to the 2022 Facilities and the Incremental TLA Facility, the interest rates under the Credit Facilities denominated in U.S. Dollars, are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio or (b) the ABR plus an applicable margin of 0.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 0.75%, 1.00%, 1.25% or 1.50% per annum) based upon the Company’s total net leverage ratio. Borrowings under the Revolving Facility that are denominated in a currency other than Dollars will bear interest at the Alternative Currency Rate for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio.

With respect to the New TLB Facility, the interest rates are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 3.50% per annum or (b) the ABR plus an applicable margin of 2.50% per annum.

Guarantees and Collateral

The Credit Facilities are secured by substantially all assets of EVERTEC and its existing and future material subsidiaries (including EVERTEC Group), subject to customary exceptions. EVERTEC and each of EVERTEC’s existing and future material wholly-owned subsidiaries (including EVERTEC Group with respect to the obligations of EVERTEC and its existing and future material wholly-owned subsidiaries (other than EVERTEC Group)), subject to certain customary exceptions, guarantee repayment of the Credit Facilities.

In connection with the Credit Agreement, on December 1, 2022, EVERTEC, EVERTEC Group and the subsidiary guarantors party thereto, entered into a Guarantee Agreement (the “Guarantee Agreement”), pursuant to which EVERTEC Group’s obligations under the Credit Facilities and under any cash management, interest rate protection or other hedging arrangements entered into with a lender or any affiliate thereof are guaranteed by EVERTEC and each of EVERTEC’s existing wholly-owned subsidiaries (other than EVERTEC Group) and subsequently acquired or organized subsidiaries, subject to certain exceptions.

In addition, on December 1, 2022, EVERTEC, EVERTEC Group and the subsidiaries party thereto, entered into a Collateral Agreement (the “Collateral Agreement”), pursuant to which, subject to certain exceptions, the Credit Facilities are secured, to the extent legally permissible, by substantially all of the assets of (1) EVERTEC, including a perfected pledge of all of the limited liability company interests of EVERTEC Intermediate Holdings, LLC (“Holdings”), (2) Holdings, including a perfected pledge of all of the limited liability company interests of EVERTEC Group and (3) EVERTEC Group and the subsidiary guarantors, including but not limited to: (a) a pledge of substantially all capital stock held by EVERTEC Group or any guarantor and (b) a perfected security interest in substantially all tangible and intangible assets of EVERTEC Group and each guarantor.

Covenants

The Credit Facilities are subject to customary affirmative and negative covenants. The negative covenants in the Credit Facilities include, among other things, limitations (subject to exceptions) on the ability of EVERTEC and its restricted subsidiaries to:

•declare dividends and make other distributions;
•redeem or repurchase capital stock;
•grant liens;
•make loans or investments (including acquisitions);
•merge or enter into acquisitions
•sell assets;
•enter into any sale or lease-back transactions;
•incur additional indebtedness;

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

The unpaid principal balance at December 31, 2023 of the Term Loan Facilities was $993.5 million. The additional borrowing capacity for the Revolving Facility at December 31, 2023 was $194.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Notes payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of December 31, 2023, the outstanding principal balance of the note payable on a discounted basis was $7.4 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheet.

Interest Rate Swaps

As of December 31, 2023, the Company has two interest rate swap agreements, entered into in December 2018 and May 2023, which convert a portion of the interest rate payments on the Company’s Term Loan Facility from variable to fixed:

Swap Amendment	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%

As of December 31, 2023, the carrying amount of the derivatives included on the Company’s consolidated balance sheets was an asset of $4.4 million and a liability of $0.9 million. As of December 31, 2022, the carrying amount of the derivative asset included on the Company's consolidated balance sheets was $7.4 million. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2023, 2022 and 2021, the Company reclassified gains of $5.6 million, losses of $3.0 million and losses of $7.1 million, respectively, from accumulated other comprehensive income (loss) into interest expense. Based on current SOFR rates, the Company expects to reclassify gains of $6.3 million from accumulated other comprehensive income (loss) into interest expense over the next 12 months. Refer to Note 16 - Financial Instruments and Fair Value Measurements for tabular disclosure of the fair value of derivatives and to Note 19 - Equity for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2023, the cash flow hedge is considered highly effective.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 16—Financial Instruments and Fair Value Measurements

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

The following table summarizes fair value measurements by level at December 31, 2023 and 2022, for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets:
Costa Rica government obligations	$—	$2,095	$—	$2,095
Equity securities	$—	$9,413	$2,966	$12,379
Interest rate swaps	$—	$4,385	$—	$4,385
Financial liabilities:
Interest rate swap	$—	$900	$—	$900
December 31, 2022
Financial assets:
Costa Rica government obligations	$—	$2,203	$—	$2,203
Interest rate swap	$—	$7,440	$—	$7,440
Debt Securities Available for Sale

The fair value of the debt securities is determined by a third-party service provider and it is based on the value of trading securities in the local Costa Rica market.

Derivative Instruments

The fair value of the Company’s derivative instrument is determined using a standard valuation model. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and

EVERTEC, Inc. Notes to Consolidated Financial Statements
therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable forward rates and discount rates. The discount rates are based on the historical SOFR Swap rates.

Equity securities

On November 1, 2023, as part of the Sinqia transaction, the Company acquired equity securities and mutual funds amounting to $9.4 million. The Company classified equity securities of $3.0 million Level 3 assets within the fair value hierarchy given that the fair value is calculated using a discounted cash flow model with unobservable inputs. Mutual funds are registered with the securities and exchange commission in Brazil and are broker traded and therefore have been classified as Level 2. There was no change in the fair market value of the equity securities from November 1, 2023 to December 31, 2023.

The following table presents the carrying value, as applicable, and estimated fair values for financial instruments at December 31, 2023 and 2022:

	December 31,
	2023		2022
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset:
Costa Rica government obligations	$2,095	$2,095	$2,203	$2,203
Equity securities	$9,413	$9,413	$—	$—
Interest rate swap	$4,385	$4,385	$7,440	$7,440
Financial liabilities:
2027 Term A Loan Facility	$449,450	$452,337	$410,248	$413,494
2030 Term B Loan Facility	$521,240	$539,325	$—	$—
Interest rate swap	$900	$900	$—	$—

The fair values of the term loans at December 31, 2023 and 2022 were obtained using the prices provided by third-party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movement in the general high yield market, among other variants. The secured term loans are not measured at fair value in the balance sheets.
There were no transfers in or out of Level 3 during the years ended December 31, 2023, 2022 and 2021.

Note 17—Other Long-Term Liabilities

As of December 31, 2023, other long-term liabilities mainly consist of an unrecognized tax benefit liability of $2.2 million, long-term portion of notes payable of $7.4 million, deferred consideration for business combinations of $15.7 million, estimated liabilities of $13.9 million, a derivative liability of $0.9 million and other long-term liabilities of $0.9 million.

As of December 31, 2022, other long-term liabilities mainly consist of an unrecognized tax benefit liability of $2.1 million, and other long-term liabilities of $2.0 million.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Note 18—Redeemable Non-controlling Interests

At December 31, 2023, RNCI consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option. The following table summarizes the terms of the issued options:

	Percentage of redeemable noncontrolling interest	Earliest exercise date	Formula of redemption value

Homie Do Brasil Informatica	40%	April 1, 2025	Variable multiple of gross sales dependent upon EBITDA margin and gross sales attained times percentage of ownership
Rosk Software S.A.	49%	March 15, 2025	Variable multiple of gross sales dependent upon EBITDA margin attained times percentage of ownership
Compliasset Software e Solucoes Digitais LTDA.	40%	March 15, 2026	Variable multiple of net sales dependent upon EBITDA margin attained plus net debt times percentage of ownership
Lote45 Participacoes S.A.	48%	January 1, 2027	Variable multiple of net sales dependent upon EBITDA margin attained plus net debt minus BRL$10.0 million times percentage of ownership

Given certain provisions within the options, the Company has classified the RNCI as mezzanine equity on the Company's Balance Sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value, but not less than their initial fair value. Any adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI:

(In thousands)	Redeemable noncontrolling interests
Balance at November 1, 2023 (Acquisition date)	$39,340
Net income from redeemable non-controlling interests	365
Dividends declared on redeemable non-controlling interests	(2,737)
Balance at December 31, 2023	$36,968

For the period ended December 31, 2023, there were no changes to the redemption value of RNCI.

Note 19—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2023 and 2022, the Company had 65,450,799 and 64,847,233 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2023 and 2022, no shares of preferred stock have been issued.

On September 12, 2023, the Company formally registered a Brazilian Depositary Receipts ("BDR") program with the Brazilian securities and exchange commission ("BDR Program"), in order to have securities backed by Evertec shares trading in the B3, the Brazilian stock exchange. On November 1, 2023 the Company issued 1,164,592 Evertec Shares and deposited such Evertec Shares on behalf of Evertec BR to The Bank of New York Mellon as a custodian for Itaú Unibanco S.A. (“Itaú”), in connection with the issuance of the BDRs and, in exchange, Itau issued 1,164,592 BDRs to Evertec BR which were delivered to the then shareholders of Sinqia as a result of the redemption of the Evertec BR New Class B Shares, pursuant to a BDR depositary agreement.

Stock Repurchase

EVERTEC, Inc. Notes to Consolidated Financial Statements

In 2023, 2022 and 2021, the Company repurchased a total of 1.0 million, 2.8 million, and 0.6 million shares, respectively, at a cost of $36.1 million, $96.6 million and $24.4 million. The Company funded such repurchases with cash on hand and borrowings from the existing revolving credit facility. All repurchased shares in the years ended December 31, 2023, 2022 and 2021 were retired.

Dividends

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by the Board of Directors (“Board”) each quarter. Any declaration and payment of future dividends to holders of the common stock will be at the discretion of the Board and will depend on many factors, including the financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that the Board deems relevant. The Company’s dividend activity in 2023 and 2022 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 15, 2022	February 25, 2022	March 25, 2022	0.05
April 21, 2022	May 2, 2022	June 3, 2022	0.05
July 28, 2022	August 8, 2022	September 2, 2022	0.05
October 21, 2022	November 1, 2022	December 2, 2022	0.05
February 16, 2023	February 28, 2023	March 17, 2023	0.05
April 20, 2023	May 1, 2023	June 2, 2023	0.05
July 20, 2023	July 31, 2023	September 1, 2023	0.05
October 19, 2023	October 30, 2023	December 1, 2023	0.05

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive income (loss) for the years ended December 31, 2023 and 2022:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Unrealized Gains on Debt Securities AFS	Total
Balance - December 31, 2021, net of tax	$(35,971)	$(12,261)	$109	$(48,123)
Other comprehensive (loss) income before reclassifications	12,490	16,213	(68)	28,635
Effective portion reclassified to net income	—	3,002	—	3,002
Balance - December 31, 2022, net of tax	(23,481)	6,954	41	(16,486)
Other comprehensive income (loss) before reclassifications	38,328	1,932	(15)	40,245
Effective portion reclassified to net income	—	(5,550)	—	(5,550)
Balance - December 31, 2023, net of tax	$14,847	$3,336	$26	$18,209

Note 20—Share-based Compensation

Long-Term Incentive Plan (“LTIP”)

During the three months ended March 31, 2021, 2022 and 2023, the Compensation Committee (the “Compensation Committee”) of the Board approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2021 LTIP, 2022 LTIP and 2023 LTIP, respectively, all under the terms of the Company’s 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service and/or performance conditions as described in the award agreements. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Time-based awards generally vest over a period of three years in substantially equal installments commencing on the grant date and ending on March 2 of each year for the 2021 LTIP, February 25 of each year for the 2022 LTIP, and February 24 of each year for the 2023 LTIP. In 2022 and 2023, the Company also granted time-based awards with a three year service vesting period which will cliff vest on February 25, 2025 and February 24, 2026, respectively.

For the performance-based awards under the 2021 LTIP, 2022 LTIP, and 2023 LTIP, the Compensation Committee established adjusted earnings before income taxes, depreciation, and amortization (“Adjusted EBITDA”) as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return (“TSR”) performance modifier. The Adjusted EBITDA measure is based on annual Adjusted EBITDA targets and can result in a payout between 0% and 200%, depending on the performance level. The TSR modifier adjusts the shares earned based on the Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on March 2, 2024 for the 2021 LTIP, February 25, 2025 for the 2022 LTIP, and February 24, 2026 for the 2023 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes the nonvested RSUs activity for the years ended December 31, 2023, 2022 and 2021:

Nonvested RSUs	Shares	Weighted average grant date fair value
Nonvested at December 31, 2020	1,093,515	$27.88
Granted	705,970	31.93
Vested	(683,706)	20.95
Forfeited	(29,450)	33.36
Nonvested at December 31, 2021	1,086,329	34.73
Granted	709,350	41.90
Vested	(421,764)	33.02
Forfeited	(10,135)	37.66
Nonvested at December 31, 2022	1,363,780	38.96
Granted	1,072,494	37.53
Vested	(608,800)	36.92
Forfeited	(28,462)	39.46
Nonvested at December 31, 2023	1,799,012	$39.42
Share-based compensation recognized was as follows:

	Years ended December 31,
(In thousands)	2023	2022	2021
Share-based compensation recognized, net
RSUs	$25,732	$19,956	$14,799
The maximum unrecognized cost for restricted stock units was $40.0 million as of December 31, 2023. The cost is expected to be recognized over a weighted average period of 2.2 years.

Note 21—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2023, 2022 and 2021, the costs incurred under the plan amounted to approximately $1.4 million, $1.1 million and $1.0 million, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 22—Total Other Income (Expenses)

For the year ended December 31, 2023, other income (expenses) is primarily comprised of $3.6 million in realized gains on foreign currency transactions, a $1.4 million loss on extinguishment of debt and a $1.2 million loss on change in fair value of equity securities.
For the year ended December 31, 2022, other income (expenses) is primarily comprised of $2.4 million in realized gains on foreign transactions and a $1.3 million loss on extinguishment of debt.
For the year ended December 31, 2021, other income (expenses) is primarily comprised of $1.7 million in realized gains on foreign currency transactions and $0.8 million for a gain on sale of assets from Ticketpop.

Note 23—Income Tax

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
The components of income tax expense consisted of the following:

	Years ended December 31,
(In thousands)	2023	2022	2021
Current tax provision	$21,621	$29,418	$23,388
Deferred tax benefit	(16,144)	(435)	(2,826)
Income tax expense	$5,477	$28,983	$20,562

EVERTEC, Inc. Notes to Consolidated Financial Statements
The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense and its segregation based on location of operations:

	Years ended December 31,
(In thousands)	2023	2022	2021
Income before income tax provision
Puerto Rico	$64,096	$246,049	$148,331
United States	627	273	622
Foreign countries	20,630	21,530	32,752
Total income before income tax provision	$85,353	$267,852	$181,705
Current tax provision
Puerto Rico	$3,187	$9,096	$6,792
United States	141	389	137
Foreign countries	18,293	19,933	16,459
Total current tax provision	$21,621	$29,418	$23,388
Deferred tax (benefit) provision
Puerto Rico	$(9,991)	$4,564	$(2,428)
United States	54	6	109
Foreign countries	(6,207)	(5,005)	(507)
Total deferred tax benefit	$(16,144)	$(435)	$(2,826)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of December 31, 2023 and 2022, the Company had $137.0 million and $115.5 million of unremitted earnings from foreign subsidiaries, respectively. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted, and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

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
The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(In thousands)	2023	2022
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$430	$264
Unearned income	6,426	4,536
Lease liability	1,940	2,036
Share-based compensation	2,442	1,634
Accrued liabilities	10,255	5,498
Derivative liability	—	29
Net operation losses	33,689	1,955
Other	5,664	333
Total gross deferred tax assets	60,846	16,285
Deferred tax liabilities (“DTL”)
Capitalized salaries	2,514	2,321
Difference between the assigned values and the tax basis of assets and liabilities recognized in business combinations	89,582	12,947
Right of use asset	1,716	2,293
Amortization of tax goodwill on business combination	1,808	—
Other	5,296	3,134
Total gross deferred tax liabilities	100,916	20,695
Deferred tax liability, net	$(40,070)	$(4,410)

As of December 31, 2023 and 2022, the net deferred tax liability and asset amounted to $35.5 million and $2.8 million, respectively, with a valuation allowance of approximately $4.6 million and $1.6 million, respectively, included as part of other deferred tax assets, for a net deferred tax liability after valuation allowance of approximately $40.1 million and $4.4 million, respectively.

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for alternative minimum tax (“AMT”) for taxable years commencing after December 31, 2014. However, Act 257 of 2018 limits the deduction of NOLs to 90% for regular tax for tax years commencing after December 31, 2018. At December 31, 2023, the Company has $34.0 million, $0.3 million and $72.9 million in NOL carryforwards related to Puerto Rico industrial development income, United States and foreign countries, respectively, available to offset future eligible income. The NOL balance as of December 31, 2023 expires as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

(In thousands)
2026	$—
2027	80
2028	394
2029	1,558
2030	3,132
2031	4,168
2032	2,654
2033	25,051
2035	1,561
Indefinitely	68,600

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

The following is a tabular reconciliation of the total amounts of UTPs:

	Years ended December 31,
(In thousands)	2023	2022	2021
Balance, beginning of year	$1,480	$3,951	$5,908
Gross increases—tax positions in prior period	70	62	431
Gross decreases—tax positions in prior period	—	(35)	(101)
Gross increases—tax positions in current period	4,996	—	—
Lapse of statute of limitations	(644)	(2,498)	(2,287)
Balance, end of year	$5,902	$1,480	$3,951

As of December 31, 2023, 2022 and 2021, approximately $5.9 million, $1.5 million and $4.0 million, respectively, would have affected the Company’s effective income tax rate, if recognized. Increases in tax positions in the current year are related to acquisitions in foreign jurisdictions.

The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2023, 2022 and 2021, the Company recognized an income tax expense of $0.8 million, $0.2 million and $0.4 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2023 and 2022 was $5.6 million and $0.6 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax position created from acquisitions in foreign jurisdictions will decrease by approximately $2.7 million in the next 12 months as a result of the statute of limitations.

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

The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico and Costa Rica. The income tax returns for 2019, 2020, 2021, and 2022 are currently open for examination for both jurisdictions, while 2014 and 2015 are also open for examination for Costa Rica.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate of 37.5% to the income before income taxes as a result of the following:

	Years ended December 31,
(In thousands)	2023	2022	2021
Computed income tax at statutory rates	$32,007	$100,445	$68,139
Differences in tax rates due to multiple jurisdictions	4,038	3,347	2,003
Excess tax benefits on share-based compensation	(81)	348	(1,023)
Effect of income subject to tax-exemption grant	(30,123)	(34,638)	(46,762)
Effect of the gain on sale of a business	—	(39,645)	—
Unrecognized tax (benefit) expense	(1,083)	(3,438)	(3,388)
Tax credits for research and development activities	(884)	—	—
Valuation allowance	2,194	—	—
Other, net	(591)	2,564	1,593
Income tax expense	$5,477	$28,983	$20,562

Note 24—Net Income Per Common Share
The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2023	2022	2021
Net income available to EVERTEC, Inc.'s common shareholders	$79,722	$239,009	$161,130
Weighted average common shares outstanding	64,932,114	68,701,434	72,053,795
Weighted average potential dilutive common shares (1)	882,203	611,283	816,790
Weighted average common shares outstanding—assuming dilution	65,814,317	69,312,717	72,870,585
Net income per common share—basic	$1.23	$3.48	$2.24
Net income per common share—diluted	$1.21	$3.45	$2.21

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.
Refer to Note 19 - Equity for a detail of dividends declared and paid during 2023 and 2022.

Note 25—Commitments and Contingencies
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

EVERTEC, Inc. Notes to Consolidated Financial Statements
Total lease cost consisted of the following:

	Years ended December 31,
(in thousands)	2023	2022
Operating lease cost	$7,273	$7,058
Variable lease cost	2,910	2,855
Total lease costs	$10,183	$9,913
Other Balance Sheet information related to operating leases was as follows:

	December 31,
(In thousands)	2023	2022
Right-of-use assets obtained in exchange for operating lease obligations	$7,176	$3,327
Weighted average remaining lease term, in years	3	3
Weighted average discount rate	0.9%	1.7%
The following table presents the balance of Operating lease obligations:

	December 31,
(In thousands)	2023	2022
Operating lease liability - current	$6,693	$5,936
Operating lease liability - long-term	9,033	10,788
Total operating lease liabilities	$15,726	$16,724
Future minimum operating lease payments at December 31, 2023 were as follows:

(In thousands)
2024	8,148
2025	5,539
2026	1,930
2027	1,705
2028	888
Thereafter	—
Total future minimum lease payments	18,210
Less: imputed interest	(2,484)
Total	$15,726

Note 26—Segment Information

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions, Merchant Acquiring, and Business Solutions.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
The Latin America Payments and Solutions segment payment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services. Solutions revenues consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature and digital collection; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage.

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

The Chief Operating Decision Maker ("CODM") reviews the operating segments separate financial information to assess performance and to allocate resources. Management evaluates the operating results of each of its operating segments based upon revenues and Adjusted EBITDA. Effective for the quarter ended March 31, 2023, the Company modified the manner in which it calculates and reports Adjusted EBITDA presented to the CODM for assessing segment performance to exclude the impact of non-cash unrealized gains and losses from foreign currency remeasurement. Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based

EVERTEC, Inc. Notes to Consolidated Financial Statements
compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from non-cash unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is reported to the CODM for purposes of allocating resources. The Company has recast prior periods to conform with the modified definition of Adjusted EBITDA. Segment asset disclosure is not used by the CODM as a measure of segment performance since the segment evaluation is driven by revenues and Adjusted EBITDA. As such, segment assets are not disclosed in the notes to the consolidated financial statements.

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	December 31, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$203,232	$186,503	$162,366	$226,960	$(84,352)	$694,709
Operating costs and expenses	114,817	167,047	109,254	161,763	5,668	558,549
Depreciation and amortization	25,178	25,235	4,569	17,672	20,967	93,621
Non-operating income (expenses)	713	(6,201)	308	804	(22,622)	(26,998)
EBITDA	114,306	38,490	57,989	83,673	(91,675)	202,783
Compensation and benefits (2)	2,908	3,609	3,003	3,207	16,585	29,312
Transaction, refinancing, and other fees (3)	1,163	9,676	—	—	40,761	51,600
(Gain) loss on foreign currency remeasurement (4)	(111)	8,383	—	—	4	8,276
Adjusted EBITDA	$118,266	$60,158	$60,992	$86,880	$(34,325)	$291,971

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $52.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $17.1 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $14.3 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$178,481	$128,221	$151,085	$235,299	$(74,677)	$618,409
Operating costs and expenses	103,773	106,693	94,976	156,915	(1,348)	461,009
Depreciation and amortization	20,379	14,121	4,160	17,027	22,931	78,618
Non-operating income (expenses)	1,258	(3,318)	1,372	138,033	(5,242)	132,103
EBITDA	96,345	32,331	61,641	233,444	(55,640)	368,121
Compensation and benefits (2)	3,357	3,598	1,641	2,114	9,625	20,335
Transaction, refinancing, and other fees (3)	1,078	145	325	(134,990)	13,461	(119,981)
Loss on foreign currency remeasurement (4)	80	6,533	—	—	1,032	7,645
Adjusted EBITDA	$100,860	$42,607	$63,607	$100,568	$(31,522)	$276,120

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations. Intersegment revenue eliminations predominantly reflect the $49.5 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $14.5 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $10.7 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

	December 31, 2021
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$155,392	$105,963	$143,965	$243,807	$(59,331)	$589,796
Operating costs and expenses	84,742	86,152	75,795	150,433	(3,840)	393,282
Depreciation and amortization	16,085	11,395	3,583	18,930	25,077	75,070
Non-operating income (expenses)	842	8,216	1,107	3,056	(7,109)	6,112
EBITDA	87,577	39,422	72,860	115,360	(37,523)	277,696
Compensation and benefits (2)	1,702	3,080	1,012	1,775	7,575	15,144
Transaction, refinancing, exit activity and other fees (3)	660	—	—	(647)	1,965	1,978
Loss (gain) on foreign currency remeasurement (4)	75	(1,972)	—	—	—	(1,897)
Adjusted EBITDA	$90,014	$40,530	$73,872	$116,488	$(27,983)	$292,921

EVERTEC, Inc. Notes to Consolidated Financial Statements

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations. Intersegment revenue eliminations predominantly reflect the $42.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $9.2 million from Latin America Payments and Solutions to Payment Services-Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $7.6 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the 2018 Credit Agreement, the elimination of unrealized equity earnings from our 19.99% equity investment in Consorcio de Tarjetas Dominicanas S.A., net of dividends received, a software impairment charge and a gain from sale of assets.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.
The reconciliation of EBITDA to consolidated net income is as follows:

	Years ended December 31,
(In thousands)	2023	2022	2021
Net Income	$79,876	$238,869	$161,143
Add:
Income tax expense	5,477	28,983	20,562
Interest expense, net	23,809	21,651	20,921
Depreciation and amortization	93,621	78,618	75,070
Total EBITDA	$202,783	$368,121	$277,696

The geographic segment information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(In thousands)	2023	2022	2021
Revenues (1)
Puerto Rico	$505,246	$481,676	$473,647
Caribbean	20,053	22,969	18,917
Latin America	169,410	113,764	97,232
Total Revenues	$694,709	$618,409	$589,796

(1)Revenues are based on subsidiaries’ country of domicile.
Major customers
The Company has revenue concentration with Popular, revenues as a percentage of total revenues, were 35%, 39% and 42%, for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 7%, 7%, and 6% of the Company’s total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 27—Subsequent Events

On February 15, 2024, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on March 15, 2024 to stockholders of record as of the close of business on February 27, 2024. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board's approval and may be adjusted as business needs or market conditions change.

Schedule I

EVERTEC, Inc. Condensed Financial Statements
Parent Company Only
Condensed Balance Sheets

	December 31,
(In thousands)	2023	2022
Assets
Current assets:
Cash	$2,118	$1,680
Prepaid expenses and other assets	5,908	16
Total current assets	8,026	1,696
Investment in subsidiaries, at equity	617,025	503,145
Deferred tax asset, net	8,640	—
Total assets	$633,691	$504,841
Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$374	$325
Accounts payable	39,024	29,553
Income tax payable	—	1,853
Total current liabilities	39,398	31,731
Other long-term liabilities	—	1,599
Total liabilities	39,398	33,330
Stockholders’ equity:
Common stock	654	648
Additional paid-in capital	36,527	—
Accumulated earnings	538,903	487,349
Accumulated other comprehensive income (loss), net of tax	18,209	(16,486)
Total stockholders’ equity	594,293	471,511
Total liabilities and stockholders’ equity	$633,691	$504,841

Schedule I

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(In thousands)	2023	2022	2021
Non-operating income (expenses)
Equity in earnings of subsidiaries	$71,600	$72,549	$157,787
Interest income	497	290	157
Other expenses	(1,956)	166,745	(2,563)
Income before income taxes	70,141	239,584	155,381
Income tax benefit	(9,581)	575	(5,749)
Net income	79,722	239,009	161,130
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	38,328	12,490	(11,129)
Loss on cash flow hedges	(3,618)	19,215	11,151
Unrealized gain on change in fair value of debt securities available-for-sale	(15)	(68)	109
Total comprehensive income	$114,417	$270,646	$161,261
Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities	$55,515	$116,052	$47,590
Cash flows from financing activities
Dividends paid	(13,025)	(13,772)	(14,409)
Repurchase of common stock	(36,096)	(96,595)	(24,388)
Withholding taxes paid on share-based compensation	(5,956)	(5,685)	(8,793)
Net cash used in financing activities	(55,077)	(116,052)	(47,590)
Net change in cash	438	—	—
Cash at beginning of the period	1,680	1,680	1,680
Cash at end of the period	$2,118	$1,680	$1,680