Form 10-Q
period 2024-03-31
EVERTEC, Inc.
filed 2024-05-02
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024 or

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
At April 25, 2024, there were 64,409,434 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including, without limitation, statements regarding our position as a leader within our industry; our future results of operations and financial position; our business strategies; objectives of management for future operations, including, among others, statements regarding our expected growth, international expansion and future capital expenditures; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; the timing and anticipated outcome of the accelerated share repurchase agreement; the sufficiency of our cash and cash equivalents; our future capital expenditures and debt service obligations; and the expectations, anticipated benefits of and costs associated with acquisitions, are forward-looking statements.

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
•operating an international business in Latin America, Puerto Rico and the Caribbean, in jurisdictions with potential political and economic instability;
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
•our ability to protect our IT systems and prevent a cybersecurity attack or breach to our information security;
•the possibility that we could lose our preferential tax rate in Puerto Rico;
•our inability to integrate Sinqia S.A. ("Sinqia") successfully into the Company or to achieve expected accretion to our earnings per common share;
•any loss of personnel or customers in connection with the Sinqia Transaction (as defined below in Note 2 to the Unaudited Condensed Consolidated Financial Statements); and
•any possibility of future catastrophic hurricanes, earthquakes and other potential natural disasters affecting our main markets in Latin America, Puerto Rico and the Caribbean.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under Part 1, Item 1A. "Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024, as updated by Part II, Item 1A.“Risk Factors” in this Report, and in Part I, Item 2.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as may be updated in our subsequent filings with the SEC. The Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless it is required to do so by law.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$293,666	$295,600
Restricted cash	23,597	23,073
Accounts receivable, net	141,332	126,510
Settlement assets	42,068	51,467
Prepaid expenses and other assets	62,336	64,704
Total current assets	562,999	561,354
Debt securities available-for-sale, at fair value	2,093	2,095
Equity securities, at fair value	10,843	9,413
Investment in equity investees	21,859	21,145
Property and equipment, net	60,777	62,453
Operating lease right-of-use asset	14,824	14,796
Goodwill	777,932	791,700
Other intangible assets, net	490,188	518,070
Deferred tax asset	19,879	47,847
Derivative asset	6,962	4,385
Other long-term assets	28,130	27,005
Total assets	$1,996,486	$2,060,263
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$116,977	$129,160
Accounts payable	66,629	66,516
Contract liability	18,938	21,055
Income tax payable	—	3,402
Current portion of long-term debt	23,867	23,867
Short-term borrowings	80,000	—
Current portion of operating lease liability	7,575	6,693
Settlement liabilities	40,446	47,620
Total current liabilities	354,432	298,313
Long-term debt	941,717	946,816
Deferred tax liability	53,576	87,916
Contract liability - long term	52,062	41,825
Operating lease liability - long-term	8,686	9,033
Other long-term liabilities	34,116	40,984
Total liabilities	1,444,589	1,424,887
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	40,658	36,968
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 64,408,959 shares issued and outstanding as of March 31, 2024 (December 31, 2023 - 65,450,799)	644	654
Additional paid-in capital	—	36,527
Accumulated earnings	512,535	538,903
Accumulated other comprehensive (loss) income, net of tax	(5,922)	18,209
Total stockholders’ equity	507,257	594,293
Non-redeemable non-controlling interest	3,982	4,115
Total equity	511,239	598,408
Total liabilities and equity	$1,996,486	$2,060,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive (Loss) Income
(In thousands, except per share information)

	Three months ended March 31,
	2024	2023

Revenues	$205,318	$159,814

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	102,448	76,417
Selling, general and administrative expenses	35,626	23,875
Depreciation and amortization	34,441	19,432
Total operating costs and expenses	172,515	119,724
Income from operations	32,803	40,090
Non-operating income (expenses)
Interest income	3,360	1,133
Interest expense	(19,939)	(5,643)
Loss on foreign currency remeasurement	(4,456)	(4,864)
Earnings from equity method investments	1,071	1,155
Other income, net	3,840	1,010
Total non-operating expenses	(16,124)	(7,209)
Income before income taxes	16,679	32,881
Income tax expense	292	2,818
Net income	16,387	30,063
Less: Net income attributable to non-controlling interest	408	11
Net income attributable to EVERTEC, Inc.’s common stockholders	15,979	30,052
Other comprehensive (loss) income, net of tax of $157 and $(116)
Foreign currency translation adjustments	(26,476)	17,605
Gain (loss) on cash flow hedges	2,348	(1,545)
Unrealized loss on change in fair value of debt securities available-for-sale	(3)	$(20)
Other comprehensive (loss) income, net of tax	$(24,131)	$16,040
Total comprehensive (loss) income attributable to EVERTEC, Inc.’s common stockholders	$(8,152)	$46,092
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.25	$0.46
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.24	$0.46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2023	65,450,799	$654	$36,527	$538,903	$18,209	$4,115	$598,408
Share-based compensation recognized	—	—	7,349	—	—	—	7,349
Repurchase of common stock	(1,516,793)	(15)	(30,943)	(39,042)	—	—	(70,000)
Restricted stock units delivered	474,953	5	(9,761)	—	—	—	(9,756)
Net income	—	—	—	16,497	—	(110)	16,387
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,273)	—	—	(3,273)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(3,172)	—	—	—	(3,172)
Excise tax on repurchase of common stock	—	—	—	(550)	—	—	(550)
Other comprehensive loss	—	—	—	—	(24,131)	(23)	(24,154)
Balance at March 31, 2024	64,408,959	$644	$—	$512,535	$(5,922)	$3,982	$511,239

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	64,847,233	$648	$—	$487,349	$(16,486)	$3,237	$474,748
Share-based compensation recognized	—	—	5,557	—	—	—	5,557
Repurchase of common stock	(187,976)	(1)	—	(6,268)	—	—	(6,269)
Restricted stock units delivered	419,205	4	(5,557)	(321)	—	—	(5,874)
Net income	—	—	—	30,052	—	11	30,063
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,249)	—	—	(3,249)
Other comprehensive income	—	—	—	—	16,040	125	16,165
Balance at March 31, 2023	65,078,462	$651	$—	$507,563	$(446)	$3,373	$511,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net income	16,387	$30,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,441	19,432
Amortization of debt issue costs and accretion of discount	1,874	396
Operating lease amortization	1,810	1,626
Unrealized gain on change in fair value of equity securities	(2,325)	—
Deferred tax benefit	(5,720)	(2,208)
Share-based compensation	7,349	5,557
Earnings of equity method investment	(1,071)	(1,155)
Loss on foreign currency remeasurement	4,456	4,864
Other, net	797	2,530
Decrease (increase) in assets:
Accounts receivable, net	(14,756)	10,044
Prepaid expenses and other assets	130	(5,388)
Other long-term assets	(1,484)	(261)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(11,031)	(13,417)
Income tax payable	(3,347)	(639)
Contract liability	8,721	3,089
Operating lease liabilities	(4)	310
Other long-term liabilities	(252)	(332)
Total adjustments	19,588	24,448
Net cash provided by operating activities	35,975	54,511
Cash flows from investing activities
Additions to software	(16,494)	(9,257)
Property and equipment acquired	(5,389)	(4,063)
Purchase of equity securities	(111)	—
Acquisitions, net of cash acquired	—	(23,317)
Net cash used in investing activities	(21,994)	(36,637)
Cash flows from financing activities
Withholding taxes paid on share-based compensation	(9,756)	(5,874)
Net increase (decrease) in short-term borrowings	80,000	(20,000)
Dividends paid to noncontrolling interest holders	(1,142)	—
Dividends paid	(3,273)	(3,249)
Repurchase of common stock	(70,000)	(6,269)
Repayment of long-term debt	(5,967)	(5,187)
Repayment of other financing agreement	(6,212)	—
Net cash used in financing activities	(16,350)	(40,579)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(3,768)	(275)
Net decrease in cash, cash equivalents and restricted cash	(6,137)	(22,980)
Cash, cash equivalents, restricted cash and cash included in settlement assets at beginning of the period	343,724	215,657
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$337,587	$192,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction-processing business and financial technology provider in Latin America, Puerto Rico and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment services and business process management services. The Company operates across 26 countries in the region. EVERTEC owns and operates the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core banking, cash processing and fulfillment in Puerto Rico and technology outsourcing in all the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations, and government agencies with solutions that are essential to their operations.

Basis of Presentation

The unaudited condensed consolidated financial statements of EVERTEC have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of the accompanying unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from these estimates.

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2023, included in the Company’s 2023 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Note 2 – Business Acquisition

Acquisition of a Business

On November 1, 2023, the Company completed the acquisition of 100% of the outstanding shares of Sinqia S.A. (“Sinqia”) (the "Sinqia Transaction"), a publicly held company incorporated and existing in accordance with the laws of the Federative Republic of Brazil. The Company completed the acquisition through its wholly-owned subsidiary, Evertec Brasil Informática S.A (“Evertec BR”). In accordance with ASC 805-10-25-15, Evertec is allowed a period, not to exceed 12 months from the acquisition date, to adjust the provisional amounts recognized for a business combination. During the first quarter of 2024, the Company adjusted the operating lease right-of-use asset, goodwill, long-term deferred tax asset, operating lease liability and the deferred tax liability as a result of additional information that became available during the period. The preliminary purchase price allocation is as follows:

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$37,147
Restricted cash	2,166
Accounts receivable, net	9,989
Prepaid expenses and other assets	5,975
Property and equipment, net	3,618
Operating lease right-of-use asset	1,683
Preliminary goodwill	341,801
Equity securities, at fair value	9,035
Long-term deferred tax asset	28,758
Other intangible assets, net	291,048
Other long-term assets	5,455
Total assets acquired	$736,675
Accounts payable	13,241
Accrued liabilities	40,775
Operating lease liability	4,114
Current portion of long-term debt	11,400
Long-term debt	57,492
Contract liability	7,356
Deferred tax liability	76,150
Other long-term liabilities	15,134
Total liabilities assumed	$225,662
Redeemable noncontrolling interests	39,340
Additional paid-in capital	471,673
Total liabilities and equity	$736,675

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$155,876	18
Trademark	47,688	10
Software packages	87,484	10
Total	$291,048	14

Refer to Note 4- Goodwill and Other Intangible Assets for detail of goodwill allocated by reportable segments. The goodwill is primarily attributed to selling the Company's products and services to Sinqia's client base, exporting Sinqia's products to other markets where the Company has presence and the assembled workforce. Currently, a portion of goodwill related to previous Sinqia acquisitions is deductible for income tax purposes on a statutory basis. The Company continues to finalize the purchase price allocation and further changes to the preliminary allocation may be required.

Note 3 – Property and Equipment, net

Property and equipment, net consisted of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2024	December 31, 2023
Buildings	30	$2,241	$2,193
Data processing equipment	3 - 5	190,519	187,761
Furniture and equipment	3 - 20	10,481	10,281
Leasehold improvements	5 -10	4,836	4,876
		208,077	205,111
Less - accumulated depreciation and amortization		(148,817)	(144,117)
Depreciable assets, net		59,260	60,994
Land		1,517	1,459
Property and equipment, net		$60,777	$62,453

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2024 amounted to $5.7 million compared to $5.0 million for the corresponding period in 2023.

Note 4– Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 15):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2023	$160,972	$452,597	$138,121	$40,010	$791,700
Adjustment to goodwill from prior year acquisition	—	(1,352)	—	—	(1,352)
Foreign currency translation adjustments	—	(12,416)	—	—	(12,416)
Balance at March 31, 2024	$160,972	$438,829	$138,121	$40,010	$777,932

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. No impairment losses were recognized for the periods ended March 31, 2024 or 2023.

The carrying amount of other intangible assets at March 31, 2024 and December 31, 2023 was as follows:

		March 31, 2024
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 20	$563,127	$(357,752)	$205,375
Trademarks	10 - 15	92,535	(44,085)	$48,450
Software packages	3 - 10	518,676	(283,751)	$234,925
Non-compete agreement	5	1,687	(249)	$1,438
Other intangible assets, net		$1,176,025	$(685,837)	$490,188

		December 31, 2023
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 20	$568,284	$(340,952)	$227,332
Trademarks	1 - 15	94,203	(41,319)	52,884
Software packages	3 - 10	510,898	(274,610)	236,288
Non-compete agreement	5	1,735	(169)	1,566
Other intangible assets, net		$1,175,120	$(657,050)	$518,070

Amortization expense related to other intangibles for the three months ended March 31, 2024 amounted to $28.8 million compared to $16.3 million for the corresponding period in 2023.

The estimated amortization expense of the other intangible balances outstanding at March 31, 2024, for the remainder of 2024 and the years thereafter is as follows:

(In thousands)
Remaining 2024	$78,146
2025	81,086
2026	68,499
2027	57,280
2028	46,758
Thereafter	158,419

Note 5 – Debt and Short-Term Borrowings

Debt at March 31, 2024 and December 31, 2023 was as follows:

(In thousands)	March 31, 2024	December 31, 2023
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$443,736	$449,450
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(3))	521,848	521,233
Deferred consideration from Business Combinations	18,860	19,467
Revolving Facility(2)	80,000	—
Note payable due September 1, 2030(1)	7,191	7,403
Total debt	$1,071,635	$997,553

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0.00% plus applicable margin of 2.00% at March 31, 2024 and 1.50% at December 31, 2023.
(3)Subject to a SOFR floor of 0.50% plus applicable margin of 3.50% at March 31, 2024 and December 31, 2023.

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

At March 31, 2024, the unpaid principal balance of the Term A Loan Facility and Term B Loan Facility were $447.5 million and $540.0 million, respectively. At March 31, 2024 the outstanding balance of the Revolving Facility was $80 million and the additional borrowing capacity was $114.0 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration for Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At March 31, 2024 and December 31, 2023, the unpaid principal balance of these agreements amounted to $18.9 million and $19.5 million, respectively. Obligations bear interest at rates ranging from 2% to 24% with maturities ranging from April 2024 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of March 31, 2024, the outstanding principal balance of the note payable on a discounted basis was $7.2 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of March 31, 2024, the Company has four interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income.

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At March 31, 2024, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheets was an asset of $7.0 million and a liability of $0.9 million, included in other long-term liabilities. At December 31, 2023, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $4.4 million and a liability of $0.9 million, included in other long-term liabilities. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three months ended March 31, 2024 and 2023, the Company reclassified gains of $1.7 million and $1.0 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current SOFR rates, the Company expects to reclassify gains of $10.0 million from accumulated other comprehensive loss into interest expense over the next 12 months.

Note 6 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
(In thousands)	Level 2	Level 3	Measured at NAV	Total	Level 2	Level 3	Total
Financial assets:
Debt securities	$2,093	$—	$—	$2,093	$2,095	$—	$2,095
Equity securities	—	5,356	5,487	10,843	6,447	2,966	9,413
Interest rate swaps	6,962	—	—	6,962	4,385	—	4,385
Financial liabilities:
Interest rate swaps	900	—	—	900	900	—	900

Debt Securities Available for Sale

Costa Rica Government Obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. No debt securities were purchased, matured or sold during the quarters ended March 31, 2024 and March 31, 2023. A provision for credit losses was not required for either March 31, 2024 or 2023.

The fair value of debt securities is estimated based on observable inputs through corroboration with market data at the measurement date, therefore classified as a Level 2 asset within the fair value hierarchy.

Derivative Instruments

The fair value of the Company's interest rate swaps are estimated using Level 2 inputs under the fair value hierarchy. Refer to Note 5 for additional information related to the derivative instruments.

Equity Securities

The fair value of the equity securities is calculated based on enterprise value to revenue multiples ranging from 0.4x to 8.3x, therefore classified as a Level 3 asset within the fair value hierarchy. The fair value of the equity securities was $5.4 million at March 31, 2024 and $3.0 million at December 31, 2023. At December 31, 2023, mutual funds classified as equity securities, were registered with the securities and exchange commission in Brazil and were broker traded and therefore classified as Level 2.

The following table presents the changes in equity securities classified as Level 3 assets:

(In thousands)	Equity Securities
Balance at December 31, 2023	$2,966
Change in fair value of equity securities, recognized through Other income, net	2,353
Foreign currency translation adjustments	37
Balance at March 31, 2024	$5,356

There were no transfers in or out of Level 3 during the quarter ended March 31, 2024.

Equity Securities Measured at Net Asset Value (NAV)

At March 31, 2024, the Company holds mutual funds classified as equity securities on the Company's unaudited condensed consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value and estimated fair value for financial instruments at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	443,736	448,623	449,450	452,337
2030 Term B Loan Facility	521,848	541,350	521,240	539,325

The fair value of the term loans at March 31, 2024 and December 31, 2023 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheet.

Note 7 – Redeemable Noncontrolling Interests

At March 31, 2024, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option. The following table summarizes the terms of the issued options:

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

Given certain provisions within the options, the Company has classified the RNCI as mezzanine equity on the Company's Balance Sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI:

(In thousands)	Redeemable noncontrolling interests
Balance at December 31, 2023	$36,968
Net income from redeemable non-controlling interests	518
Adjustment of redeemable non-controlling interests to redemption value	3,172
Balance at March 31, 2024	$40,658

Note 8 – Equity

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in the balances of accumulated other comprehensive income (loss) for the quarter ended March 31, 2024:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities AFS	Total
Balance - December 31, 2023, net of tax	$14,847	$3,336	26	18,209
Other comprehensive income (loss) before reclassifications	(26,476)	4,021	(3)	(22,458)
Effective portion reclassified to net income	$—	(1,673)	—	(1,673)
Balance - March 31, 2024, net of tax	$(11,629)	$5,684	$23	$(5,922)

Share Repurchase

On March 6, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR”) with Bank of America, N.A. to repurchase an aggregate of $70 million of the Company’s common stock, par value $0.01 per share. In connection with the launch of the ASR, on March 8, 2024, the Company paid Bank of America, N.A., an aggregate of $70 million and received approximately 1.5 million shares of the Company’s common stock. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the average of the daily volume-weighted average share price of the Company’s common stock during the term of the transaction. Final settlement of the transaction is expected to be completed in the third quarter of 2024. The Company accounted for this contract as an equity contract. If upon contract termination, an amount is owed by the Company, the contract can be net settled in cash or shares at the Company's option.

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the three months ended March 31, 2022, 2023 and 2024, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2022 LTIP, 2023 LTIP and 2024 LTIP, respectively, all under the terms of the Company's 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the award agreements. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date. Time-based awards generally vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 25 of each year for the 2022 LTIP, February 24 of each year for the 2023 LTIP and February 28 of each year for the 2024 LTIP. In 2022 and 2023, the Company also granted time-based awards with a three year service vesting period which will cliff vest on February 25, 2025 and February 24, 2026, respectively.

For the performance-based awards under the 2022 LTIP, 2023 LTIP, and 2024 LTIP, the Compensation Committee established adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The Adjusted EBITDA measure is based on annual Adjusted EBITDA targets and can result in a payout between 0% and 200%, depending on the performance level. The TSR modifier adjusts the shares earned based on the Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 25, 2025 for the 2022 LTIP, February 24, 2026 for the 2023 LTIP and February 28, 2027 for the 2024 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested RSUs activity for the three months ended March 31, 2024:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2023	1,799,012	$39.42
Granted	1,097,178	36.89
Vested	(738,996)	36.92
Forfeited	(10,220)	38.90
Nonvested at March 31, 2024	2,146,974	$38.56

For the three months ended March 31, 2024, the Company recognized $7.3 million of share-based compensation expense, compared with $5.6 million for the corresponding period in 2023.

As of March 31, 2024, the maximum unrecognized cost for RSUs was $64.0 million. The cost is expected to be recognized over a weighted average period of 2.5 years.

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

	Three months ended March 31, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$32	$557	$—	$2,475	$3,064
Products and services transferred over time	33,912	69,590	43,099	55,653	$202,254
	$33,944	$70,147	$43,099	$58,128	$205,318

	Three months ended March 31, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$113	$614	$—	$1,727	$2,454
Products and services transferred over time	32,366	30,679	40,347	53,968	$157,360
	$32,479	$31,293	$40,347	$55,695	$159,814

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended March 31, 2024 and 2023 was approximately 31% and 37%, respectively. Accounts receivable from Popular as of March 31, 2024 and March 31, 2023 amounted to $49.3 million and $41.2 million, respectively.

Contract Balances

The following table provides information about contract assets from contracts with customers for the three months ended March 31, 2024 and the year ended December 31, 2023.

(In thousands)	March 31, 2024	December 31, 2023
Balance at beginning of period	$13,917	$4,749
Services transferred to customers	4,889	28,165
Transfers to accounts receivable	(5,568)	(18,997)
Balance at end of period	$13,238	$13,917

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at March 31, 2024 amounted to $141.3 million. Contract liability and contract liability - long term at March 31, 2024 amounted to $18.9 million and $52.1 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $7.8 million and $4.4 million, respectively, that was included in the contract liability at December 31, 2023 and 2022, respectively.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at March 31, 2024 was $891.9 million, which is expected to be recognized over the next 1 to 6 years. This amount consists of minimums on certain master services agreements, professional service fees for implementation or set up activities related to managed services and maintenance services typically recognized over the life of the contract, and professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables for the three months ended March 31, 2024 and the year ended December 31, 2023

(In thousands)	March 31, 2024	December 31, 2023
Balance at beginning of period	$4,010	$2,159
Current period provision for expected credit losses	378	2,218
Write-offs	(1,371)	(384)
Recoveries of amounts previously written-off	1	17
Balance at end of period	$3,018	$4,010

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

Note 12 – Income Tax

The components of income tax expense for the three months ended March 31, 2024 and 2023, respectively, consisted of the following:

	Three months ended March 31,
(In thousands)	2024	2023
Current tax provision	$6,012	$5,026
Deferred tax benefit	(5,720)	(2,208)
Income tax (benefit) expense	$292	$2,818

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2024 and 2023, and its segregation based on location of operations:

	Three months ended March 31,
(In thousands)	2024	2023
Current tax provision
Puerto Rico	$606	$1,180
United States	90	11
Foreign countries	5,316	3,835
Total current tax provision	$6,012	$5,026
Deferred tax benefit
Puerto Rico	$(3,659)	$(235)
United States	(9)	(26)
Foreign countries	(2,052)	(1,947)
Total deferred tax benefit	$(5,720)	$(2,208)

Taxes payable to foreign countries by EVERTEC’s subsidiaries is paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2024, the Company had $139.8 million of unremitted earnings from foreign subsidiaries, compared to $137.0 million as of December 31, 2023. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of March 31, 2024, the gross deferred tax asset amounted to $71.1 million and the gross deferred tax liability amounted to $100.1 million, compared to $65.4 million and $100.9 million, respectively, as of December 31, 2023. As of March 31, 2024, and December 31, 2023, there is a valuation allowance against the gross deferred tax asset of approximately $4.7 million and $4.6 million, respectively.

The Company estimates that it is reasonably possible that the liability for uncertain tax position created from acquisitions in foreign jurisdictions will decrease by approximately $2.6 million in the next 12 months as a result of the expiration of the statute of limitations.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months ended March 31,
(In thousands)	2024	2023
Computed income tax at statutory rates	$6,260	$12,330
Differences in tax rates due to multiple jurisdictions	1,419	1,029
Effect of income subject to tax-exemption grant	(8,252)	(8,849)
Unrecognized tax expense	142	34
Excess tax benefits on share-based compensation	(526)	(91)
Tax credits for research and development activities	—	(884)
Other, net	1,249	(751)
Income tax expense	$292	$2,818

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and the denominator of net income per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share information)	2024	2023
Net income available to EVERTEC, Inc.’s common shareholders	$15,979	$30,052
Weighted average common shares outstanding	65,179,965	64,968,298
Weighted average potential dilutive common shares (1)	1,156,714	640,320
Weighted average common shares outstanding - assuming dilution	66,336,679	65,608,618
Net income per common share - basic	$0.25	$0.46
Net income per common share - diluted	$0.24	$0.46

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method. Shares excluded from the dilution calculation because they were anti-dilutive amounted to 0.4 million.

On February 15, 2024 the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 15, 2024, to stockholders' of record on February 27, 2024.

Note 14 – Commitments and Contingencies

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims in which a loss may be incurred, but in the aggregate the loss would be insignificant. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss, if any, but at this time, management believes that any loss related to such claims will not be material.

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

The Latin America Payments and Solutions segment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services. Solutions revenues consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature and digital collection; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three Months Ended March 31, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$53,031	$74,216	$43,099	$58,128	$(23,156)	$205,318
Operating costs and expenses	30,952	76,031	28,819	40,451	(3,738)	172,515
Depreciation and amortization	7,262	16,257	1,233	4,438	5,251	34,441
Non-operating income (expenses)	148	(1,165)	—	139	1,333	455
EBITDA	29,489	13,277	15,513	22,254	(12,834)	67,699
Compensation and benefits (2)	698	1,498	707	785	4,302	7,990
Transaction, refinancing and other (3)	267	(3,029)	—	—	794	(1,968)
(Gain) loss on foreign currency remeasurement (4)	(102)	4,551	—	—	7	4,456
Adjusted EBITDA	$30,352	$16,297	$16,220	$23,039	$(7,731)	$78,177

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $14.6 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $4.1 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $4.5 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the elimination of unrealized gains from equity securities and the elimination of unrealized earnings from equity investments.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

	Three Months Ended March 31, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$48,429	$35,317	$40,347	$55,695	$(19,974)	$159,814
Operating costs and expenses	27,722	29,312	26,689	38,913	(2,912)	119,724
Depreciation and amortization	5,888	2,711	1,129	4,488	5,216	19,432
Non-operating income (expenses)	365	(3,785)	307	532	(118)	(2,699)
EBITDA	26,960	4,931	15,094	21,802	(11,964)	56,823
Compensation and benefits (2)	528	652	532	565	3,568	5,845
Transaction, refinancing and other(3)	292	—	—	—	(689)	(397)
Loss (gain) on foreign currency remeasurement (4)	95	4,772	—	—	(3)	4,864
Adjusted EBITDA	$27,875	$10,355	$15,626	$22,367	$(9,088)	$67,135

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $13.0 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $4.0 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $2.9 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, and the elimination of unrealized earnings from equity investments.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

The reconciliation of consolidated net income to EBITDA is as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Net Income	$16,387	$30,063
Add:
Income tax expense	292	2,818
Interest expense, net	16,579	4,510
Depreciation and amortization	34,441	19,432
Total EBITDA	$67,699	$56,823

Note 16 – Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information is as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	18,924	5,874
Cash paid for income taxes	4,250	6,119
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	5,550	5,282
Accounts payable related to business acquisition	—	881
Right-of-use assets obtained in exchange for operating lease liabilities	2,693	—

Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

	Three months ended March 31,
(In thousands)	2024	2023
Cash and cash equivalents	293,666	114,201
Restricted cash	23,597	$19,015
Cash and cash equivalents included in settlement assets	20,324	59,461
Cash, cash equivalents, restricted cash and cash included in settlement assets	337,587	192,677

Note 17 – Subsequent Events

On April 18, 2024, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on June 7, 2024 to stockholders of record as of the close of business on April 29, 2024. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three months ended March 31, 2024 and 2023 and (ii) the financial condition as of March 31, 2024. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 29, 2024 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis and, (b) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group; EVERTEC Dominicana, SAS; Evertec Chile Holdings SpA; Evertec Chile SpA; Evertec Chile Global SpA; Evertec Chile Servicios Profesionales SpA; Tecnopago España SL; Paytrue S.A.; Caleidon; S.A.; Evertec Brasil Solutions Informática S.A.; EVERTEC Panamá, S.A.; EVERTEC Costa Rica, S.A. (“EVERTEC CR”); EVERTEC Guatemala, S.A.; Evertec Colombia, SA;, EVERTEC USA, LLC; OPG Technology Corp.; Evertec Placetopay, SAS ("PlacetoPay"); BBR Chile, SpA and BBR Perú, S.A.C.,(collectively "BBR"); Paysmart Pagamentos Eletronicos Ltda, Issuer Holding Ltda. and Issuer Instituição de Pagamentos Ltda( collectively "paySmart"); EVERTEC México Servicios de Procesamiento, S.A. de C.V.; Sinqia S.A.,Torq. Inovação Digital Ltda, Sinqia Tecnologia Ltda., Homie do Brasil Informática S.A., Rosk Software S.A., Lote 45 Participações S.A., and Compliasset S.A. (collectively "Sinqia"). Neither EVERTEC nor EVERTEC Intermediate Holdings, LLC conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
Executive Summary

EVERTEC is a leading full-service transaction-processing business and financial technology provider in Latin America, Puerto Rico, and the Caribbean, providing a broad range of merchant acquiring, payment services and business solutions. According to the September 2022 Nilson Report, we are one of the largest merchant acquirers in Latin America based on total number of transactions and we believe we are the largest merchant acquirer in the Caribbean. We operate across 26 countries out of 20 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in Latin America. We process over six billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and a comprehensive suite of services for core banking, cash processing, and fulfillment in Puerto Rico. Additionally, we offer technology outsourcing and payment transactions fraud monitoring to all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin America region.

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

2024 Developments

On March 4, 2024 the Board of Directors (the “Board”) of Evertec approved an increase to Evertec’s existing share repurchase authorization to permit future repurchases of up to an aggregate of $220 million worth of shares of the Company’s common stock, par value $0.01 per share by December 31, 2025. Prior to this increase, the Company’s share repurchase program authorization had approximately $137 million remaining. Under the repurchase program, the Company may repurchase shares in the open market, through accelerated share repurchase programs, Rule 10b5-1 plans, or in privately negotiated transactions.

On March 6, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR”) with Bank of America, N.A. to repurchase an aggregate of $70 million of the Company’s common stock, par value $0.01 per share. In connection with the launch of the ASR, on March 8, 2024, the Company paid Bank of America, N.A., an aggregate of $70 million and received approximately 1.5 million shares of the Company’s common stock. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the average of the daily volume-weighted average share price of the Company’s common stock during the term of the transaction. Final settlement of the transaction is expected to be completed in the third quarter of 2024.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, which, together with the ongoing shift from cash and paper methods of payment to electronic payments will continue to generate growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin America and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin America regions. We also benefit from the outsourcing of technology systems and processes trend for financial institutions and government. Many medium- and small-size institutions in the Latin America markets in which we operate have outdated systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (as amended, the "A&R ISO Agreement"), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company's largest customer and for the three months ended March 31, 2024 approximately 31% of our revenues were generated from this relationship.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three months ended March 31,
In thousands	2024	2023	Variance

Revenues	$205,318	$159,814	$45,504	28%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	102,448	76,417	26,031	34%
Selling, general and administrative expenses	35,626	23,875	11,751	49%
Depreciation and amortization	34,441	19,432	15,009	77%
Total operating costs and expenses	172,515	119,724	52,791	44%
Income from operations	$32,803	$40,090	$(7,287)	(18)%

Revenues

Total revenue for the quarter ended March 31, 2024 was $205.3 million, an increase of 28% as compared with $159.8 million in the prior year period, reflecting the contribution from the Sinqia acquisition and organic growth across all of the Company's segments. Merchant acquiring revenue growth was a result of an increase in sales volume along with an improvement in overall spread. Payment processing revenues in Puerto Rico continue to reflect an increase in POS transaction volumes as well as continued growth in ATH Movil revenues, primarily ATH Business. Latin America revenues benefited from a full quarter contribution from the Sinqia acquisition as well as continued organic growth across the region. Business solutions revenue in Puerto Rico increased mainly due to growth across several lines of business.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2024 amounted to $102.4 million, an increase of $26.0 million or 34% when compared to the same period in the prior year. The increase during the three month period was primarily related to the addition of Sinqia, as well as an increase in cloud services, professional fees, personnel costs and an increase in costs of sales in connection with the increase in revenues from Business Solutions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 amounted to $35.6 million, an increase of $11.8 million or 49% when compared to the same period in the prior year. This increase was mainly driven by the addition of Sinqia along with an increase in personnel costs.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2024 amounted to $34.4 million, an increase of $15.0 million or 77% when compared to the same period in the prior year. This increase was primarily driven by an increase in amortization of intangible assets created in connection with the Sinqia and paySmart acquisitions, as well as an increase in software amortization for internally developed software.

Non-Operating Expenses

	Three months ended March 31,
In thousands	2024	2023	Variance

Interest income	$3,360	$1,133	$2,227	197%
Interest expense	(19,939)	(5,643)	(14,296)	253%
Loss on foreign currency remeasurement	(4,456)	(4,864)	408	(8)%
Earnings from equity method investments	1,071	1,155	(84)	(7)%
Other income	3,840	1,010	2,830	280%
Total non-operating expenses	$(16,124)	$(7,209)	$(8,915)	124%

Non-operating expenses for the three months ended March 31, 2024 increased by $8.9 million to $16.1 million when compared to the same period in the prior year. The increase was mainly related to an increase of $14.3 million in interest expense resulting from the incremental debt raised to finance the Sinqia acquisition, partially offset by an increase in other income of $2.8 million mainly related to unrealized gains on change in fair value of equity securities and an increase in interest income of $2.2 million.

Income Tax Expense

	Three months ended March 31,
In thousands	2024	2023	Variance
Income tax expense	$292	$2,818	$(2,526)	(90)%

Income tax expense for the three months ended March 31, 2024 amounted to $0.3 million, a decrease of $2.5 million when compared to the income tax expense in the same period in the prior year. The effective tax rate for the period was 1.8%, compared with 8.6% in the comparable 2023 period. The decrease in the effective tax rate was primarily driven by the higher interest expense resulting from the incremental debt raised as part of the Sinqia acquisition.

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

Comparison of the three months ended March 31, 2024 and 2023

Payment Services - Puerto Rico & Caribbean

	Three months ended March 31,
In thousands	2024	2023
Revenues	$53,031	$48,429
Adjusted EBITDA	30,352	27,875
Adjusted EBITDA Margin	57.2%	57.6%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended March 31, 2024 increased by $4.6 million to $53.0 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in POS transactions and continued strong digital payments growth from ATH Movil, primarily ATH Business, as well as increases in transaction-processing and monitoring services provided to the Latin America Payments and Solutions segment. Adjusted EBITDA increased by $2.5 million to $30.4 million. This increase was primarily driven by an increase in revenue, which was partially offset by higher professional services and personnel costs.
Latin America Payments and Solutions

	Three months ended March 31,
In thousands	2024	2023
Revenues	$74,216	$35,317
Adjusted EBITDA	16,297	10,355
Adjusted EBITDA Margin	22.0%	29.3%

Latin America Payments and Solutions segment revenues for the three months ended March 31, 2024 increased by $38.9 million to $74.2 million when compared to the same period in the prior year. Revenues benefited from a full quarter contribution from the Sinqia acquisition as well as continued organic growth across the region, contribution generated from the paySmart acquisition completed in March of 2023 and higher minimums from the processing contract with GetNet Chile. Adjusted EBITDA increased by $5.9 million when compared to the same period in the prior year driven by the impact from the Sinqia acquisition, which contributes at a lower margin.

Merchant Acquiring

	Three months ended March 31,
In thousands	2024	2023
Revenues	$43,099	$40,347
Adjusted EBITDA	16,220	15,626
Adjusted EBITDA Margin	37.6%	38.7%

Merchant Acquiring segment revenues for the three months ended March 31, 2024 increased by $2.8 million to $43.1 million when compared to the same period in the prior year. The revenue increase was primarily driven by an increase in sales volume and an increase in the overall spread. Adjusted EBITDA increased by $0.6 million to $16.2 million driven by the increase in revenues partially offset by higher processing costs driven by the effect of a declining average ticket and an increase in the revenue sharing agreements.

Business Solutions

	Three months ended March 31,
In thousands	2024	2023
Revenues	$58,128	$55,695
Adjusted EBITDA	23,039	22,367
Adjusted EBITDA Margin	39.6%	40.2%

Business Solutions segment revenues for the three months ended March 31, 2024 increased by $2.4 million to $58.1 million as compared to the prior year period. This increase was primarily driven by an increase in several lines of business. Adjusted EBITDA increased by $0.7 million to $23.0 million as compared to the prior year period. This increase was primarily driven by the higher revenues partially offset by higher cost of sale and equipment expenses.

Liquidity and Capital Resources

As of March 31, 2024, there were no material changes to our primary short-term and long-term requirements for liquidity and capital resources as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $114.0 million was available for borrowing as of March 31, 2024. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of March 31, 2024, we had cash and cash equivalents of $293.7 million, of which $201.2 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

Our primary use of cash is for operating expenses, working capital requirements, capital expenditures, acquisitions, dividend payments, share repurchases, debt service, and other transactions as opportunities present themselves.

Based on our current level of operations, we believe our existing cash flows from operations and the available secured Revolving Facility will be adequate to meet our liquidity needs for at least the next twelve months from the date of this Report. However, our ability to fund future operating expenses, dividend payments, capital expenditures, mergers and acquisitions, and our ability to make scheduled payments of interest, to pay principal on or refinance our indebtedness and to satisfy any other of our present or future debt obligations will depend on our future operating performance, which may be affected by general economic, financial and other factors beyond our control.

	Three months ended March 31,
(In thousands)	2024	2023

Cash provided by operating activities	$35,975	$54,511
Cash used in investing activities	(21,994)	(36,637)
Cash used in financing activities	(16,350)	(40,579)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(3,768)	(275)
Net decrease in cash, cash equivalents and restricted cash	$(6,137)	$(22,980)

Net cash provided by operating activities for the three months ended March 31, 2024 was $36.0 million compared to $54.5 million for the same period in the prior year, a decrease of $18.5 million, which was primarily driven by a decrease in net income as well as a decrease in collections for accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2024 was $22.0 million compared to $36.6 million for the same period in the prior year, the decrease is primarily related to the Acquisition of Paysmart completed in the first quarter of the prior year for $23.3 million. Partially offsetting this decrease was an increase in additions to software and purchases of property, plant and equipment of $8.6 million.

Net cash used in financing activities for the three months ended March 31, 2024 was $16.4 million compared to $40.6 million for the same period in the prior year. The decrease in cash used in financing activities was primarily driven by a $80.0 million draw on the Revolving Facility compared with a repayment of $20.0 million in the prior year period. Partially offsetting this decrease was an increase in share repurchases of $63.7 million, cash used to paydown other financing arrangements of $6.2 million and dividends paid to non-controlling interest shareholders of $1.1 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the three months ended March 31, 2024 and 2023, we invested approximately $21.9 million and $13.3 million in our capital resources, respectively. Generally, we fund capital expenditures with cash generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 15, 2024 the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 15, 2024, to stockholders of record as of the close of business on February 27, 2024. On April 18, 2024, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on June 7, 2024 to stockholders of record as of the close of business on April 29, 2024. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

At March 31, 2024, the unpaid principal balance of the Term A Loan Facility and Term B Loan Facility were $447.5 million and $540.0 million, respectively. At March 31, 2024, the outstanding balance of the Revolving Facility is $80 million and the additional borrowing capacity was $114.0 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred consideration for Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At March 31, 2024 and December 31, 2023, the unpaid principal balance of these agreements amounted to $18.9 million and $19.5 million, respectively. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Notes Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of March 31, 2024, the outstanding principal balance of the note payable on a discounted basis was $7.2 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of March 31, 2024, the Company has four interest rate swap agreements, which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income.

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

As of March 31, 2024, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheets was an asset of $7.0 million and a liability of $0.9 million, included in other long-term liabilities. As of December 31, 2023, the carrying amount of the derivatives included on the Company's consolidated balance sheet was an asset of $4.4 million and a liability of $0.9 million, included in other long-term liabilities. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 to the Unaudited Condensed Consolidated Financial Statements for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three months ended March 31, 2024 and 2023, the Company reclassified gains of $1.7 million and $1.0 million, respectively, from accumulated other comprehensive loss into interest expense. Based on current SOFR rates, the Company expects to reclassify gains of $10.0 million from accumulated other comprehensive loss into interest expense over the next 12 months.

Covenant Compliance

As of March 31, 2024, the total secured net leverage ratio was 2.50 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

Reconciliations of the non-GAAP measures to the most directly comparable GAAP measure are included below. These non-GAAP measures include EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, each as defined below.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. This measure is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to the Company's segments, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. The Company’s presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the secured leverage ratio. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.

Adjusted Net Income is defined as Adjusted EBITDA less: operating depreciation and amortization expense, defined as GAAP Depreciation and amortization less amortization of intangibles related to acquisitions such as customer relationships, trademarks; cash interest expense defined as GAAP interest expense, less GAAP interest income adjusted to exclude non-cash amortization of debt issue costs, premium and accretion of discount; income tax expense which is calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for uncertain tax positions, tax true-ups, windfall from share-based compensation, unrealized gains and losses from foreign currency remeasurement, among others; and non-controlling interests, net of amortization for intangibles created as part of the purchase.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended March 31,		Twelve months ended
(In thousands, except per share information)	2024	2023	March 31, 2024
Net income	$16,387	$30,063	$66,200
Income tax expense	292	2,818	2,951
Interest expense, net	16,579	4,510	35,878
Depreciation and amortization	34,441	19,432	108,630
EBITDA	67,699	56,823	213,659
Equity income (1)	(1,071)	(1,155)	(1,861)
Compensation and benefits (2)	7,990	5,845	31,457
Transaction, refinancing and other (3)	(897)	758	51,890
Loss on foreign currency remeasurement (4)	4,456	4,864	7,868
Adjusted EBITDA	78,177	67,135	303,013
Operating depreciation and amortization (5)	(14,795)	(12,369)	(55,339)
Cash interest expense, net (6)	(15,419)	(4,363)	(35,342)
Income tax benefit (expense) (7)	462	(4,782)	(23,794)
Non-controlling interest (8)	(421)	(34)	(644)
Adjusted net income	$48,004	$45,587	$187,894
Net income per common share (GAAP):
Diluted	$0.24	$0.46
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.72	$0.69
Shares used in computing adjusted earnings per common share:
Diluted	66,336,679	65,608,618

1)Represents the elimination of non-cash equity earnings from our equity investments.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses and the elimination of unrealized gains from the change in fair market value of equity securities.
4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.
5)Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.
6)Represents interest expense, less interest income, as they appear on the condensed consolidated statements of income and comprehensive (loss) income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
7)Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discrete items.
8)Represents the non-controlling equity interest, net of amortization for intangibles created as part of the purchase.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 29, 2024.

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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. Based upon a sensitivity analysis of our outstanding debt on March 31, 2024, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of March 31, 2024, under the secured credit facilities, would increase our annual interest expense by approximately $5.2 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of March 31, 2024, the Company has four interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparties to the swaps are major U.S. based financial institution and we expect all counterparties to be able to perform its obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

See Note 5 of the Unaudited Condensed Consolidated Financial Statements for additional information related to the secured credit facilities.

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the quarters ended March 31, 2024 and March 31, 2023 the Company recognized non-cash unrealized foreign currency remeasurement losses of $4.5 million and $4.9 million of losses, respectively. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. As of March 31, 2024, the Company had $11.6 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income compared with a favorable foreign currency translation adjustment of $14.8 million as of December 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We completed the Sinqia acquisition on November 1, 2023 (see Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements). We excluded Sinqia's disclosure controls and procedures that are subsumed by its internal control over financial reporting from the scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. We are in and will continue with the process of integrating Sinqia into our overall internal control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this ongoing integration. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. For a discussion of the potential risks and uncertainties related to us, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three month period ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
3/1/2024-3/31/2024	1,516,793	*	1,516,793
	1,516,793		1,516,793	$150,000,000

(1) On March 4, 2024 the Board approved an increase to Evertec’s existing share repurchase authorization to permit future repurchases of up to an aggregate of $220 million worth of shares of the Company’s common stock, par value $0.01 per share by December 31, 2025. Under the repurchase program, the Company may repurchase shares in the open market, through accelerated share repurchase programs, Rule 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors. The total number of shares includes 1.5 million shares received from the initiation of our ASR agreement that we entered into on March 2024.

*Average price paid per share information does not include this accelerated share repurchase transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024 no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, terminated or modified a “Rule 10b5-41 trading arrangement” or non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows: On March 5, 2024, the Company’s President and Chief Executive Officer, Morgan M. Schuessler, terminated a “Rule 105b-1 trading arrangement,” (as defined in Item 408(a) of Regulation S-K) which was adopted on August 30, 2023, provided for the sale of up to 84,467 shares of the Company’s common stock, and had a planned end date of October 4, 2024.

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

10.1*+	Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Executive Officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 29, 2024.
10.2*+	Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla M. Cruz-Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 29, 2024.
10.3*+	Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla M. Cruz-Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023.
10.4*+	Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla M. Cruz-Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 25, 2022.
31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL*	Inline Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL*	Inline Taxonomy Extension Schema
101.CAL XBRL*	Inline Taxonomy Extension Calculation Linkbase
101.DEF XBRL*	Inline Taxonomy Extension Definition Linkbase
101.LAB XBRL*	Inline Taxonomy Extension Label Linkbase
101.PRE XBRL*	Inline Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERTEC, Inc. (Registrant)

Date: May 2, 2024	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)