Form 10-Q
period 2024-06-30
EVERTEC, Inc.
filed 2024-08-01
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024 or

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
At July 25, 2024, there were 63,978,849 outstanding shares of common stock of EVERTEC, Inc.

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
•our ability to integrate Sinqia S.A. ("Sinqia") successfully into the Company or to achieve expected accretion to our earnings per common share;
•any loss of personnel or customers in connection with the acquisition of Sinqia; and
•any possibility of future catastrophic hurricanes, earthquakes and other potential natural disasters affecting our main markets in Latin America, Puerto Rico and the Caribbean.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under Part 1, Item 1A. "Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 and in Part I, Item 2.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as may be updated in our subsequent filings with the SEC. The Company undertakes no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless it is required to do so by law.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$257,699	$295,600
Restricted cash	24,434	23,073
Accounts receivable, net	122,278	126,510
Settlement assets	64,922	51,467
Prepaid expenses and other assets	61,444	64,704
Total current assets	530,777	561,354
Debt securities available-for-sale, at fair value	1,725	2,095
Equity securities, at fair value	4,960	9,413
Investment in equity investees	22,860	21,145
Property and equipment, net	65,769	62,453
Operating lease right-of-use asset	12,756	14,796
Goodwill	741,645	791,700
Other intangible assets, net	451,637	518,070
Deferred tax asset	23,851	47,847
Derivative asset	7,241	4,385
Other long-term assets	26,700	27,005
Total assets	$1,889,921	$2,060,263
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$114,417	$129,160
Accounts payable	60,122	66,516
Contract liability	18,894	21,055
Income tax payable	4,222	3,402
Current portion of long-term debt	23,867	23,867
Current portion of operating lease liability	7,408	6,693
Settlement liabilities	62,041	47,620
Total current liabilities	290,971	298,313
Long-term debt	936,001	946,816
Deferred tax liability	46,148	87,916
Contract liability - long term	54,136	41,825
Operating lease liability - long-term	6,697	9,033
Other long-term liabilities	30,438	40,984
Total liabilities	1,364,391	1,424,887
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	38,455	36,968
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 64,446,211 shares issued and outstanding as of June 30, 2024 (December 31, 2023 - 65,450,799)	644	654
Additional paid-in capital	10,777	36,527
Accumulated earnings	541,248	538,903
Accumulated other comprehensive (loss) income, net of tax	(69,239)	18,209
Total stockholders’ equity	483,430	594,293
Non-redeemable non-controlling interest	3,645	4,115
Total equity	487,075	598,408
Total liabilities and equity	$1,889,921	$2,060,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive (Loss) Income
(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Revenues	$211,978	$167,076	$417,296	$326,890

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	97,481	80,452	199,929	156,869
Selling, general and administrative expenses	38,187	29,522	73,813	53,397
Depreciation and amortization	32,950	22,329	67,391	41,761
Total operating costs and expenses	168,618	132,303	341,133	252,027
Income from operations	43,360	34,773	76,163	74,863
Non-operating income (expenses)
Interest income	3,218	2,103	6,578	3,236
Interest expense	(18,709)	(5,640)	(38,648)	(11,283)
Gain (loss) on foreign currency remeasurement	2,404	333	(2,052)	(4,531)
Earnings from equity method investments	1,096	1,476	2,167	2,631
Other income, net	2,255	1,591	6,095	2,601
Total non-operating expenses	(9,736)	(137)	(25,860)	(7,346)
Income before income taxes	33,624	34,636	50,303	67,517
Income tax expense	1,101	6,586	1,393	9,404
Net income	32,523	28,050	48,910	58,113
Less: Net income (loss) attributable to non-controlling interest	622	(105)	1,030	(94)
Net income attributable to EVERTEC, Inc.’s common stockholders	31,901	28,155	47,880	58,207
Other comprehensive (loss) income, net of tax of $474, $(195), $631 and $(311)
Foreign currency translation adjustments	(64,351)	3,153	(90,827)	20,758
Gain on cash flow hedges	1,034	1,816	3,382	271
Unrealized loss on change in fair value of debt securities available-for-sale	—	—	(3)	(20)
Other comprehensive (loss) income, net of tax	$(63,317)	$4,969	$(87,448)	$21,009
Total comprehensive (loss) income attributable to EVERTEC, Inc.’s common stockholders	$(31,416)	$33,124	$(39,568)	$79,216
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.50	$0.43	$0.74	$0.90
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.49	$0.43	$0.73	$0.89

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2023	65,450,799	$654	$36,527	$538,903	$18,209	$4,115	$598,408
Share-based compensation recognized	—	—	7,349	—	—	—	7,349
Repurchase of common stock	(1,516,793)	(15)	(30,943)	(39,042)	—	—	(70,000)
Restricted stock units delivered	474,953	5	(9,761)	—	—	—	(9,756)
Net income	—	—	—	16,497	—	(110)	16,387
Cash dividends on common stock, $0.05 per share	—	—	—	(3,273)	—	—	(3,273)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(3,172)	—	—	—	(3,172)
Excise tax on repurchase of common stock	—	—	—	(550)	—	—	(550)
Other comprehensive loss	—	—	—	—	(24,131)	(23)	(24,154)
Balance at March 31, 2024	64,408,959	$644	$—	$512,535	$(5,922)	$3,982	$511,239
Share-based compensation recognized	—	—	7,660	—	—	—	7,660
Restricted stock units delivered	37,252	—	(69)	—	—	—	(69)
Net income	—	—	—	31,383	—	(73)	31,310
Cash dividends on common stock, $0.05 per share	—	—	—	(3,220)	—	—	(3,220)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	3,186	—	—	—	3,186
Reversal of excise tax on repurchase of common stock	—	—	—	550	—	—	550
Other comprehensive loss	—	—	—	—	(63,317)	(264)	(63,581)
Balance at June 30, 2024	64,446,211	$644	$10,777	$541,248	$(69,239)	$3,645	$487,075

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2022	64,847,233	$648	$—	$487,349	$(16,486)	$3,237	$474,748
Share-based compensation recognized	—	—	5,557	—	—	—	5,557
Repurchase of common stock	(187,976)	(1)	—	(6,268)	—	—	(6,269)
Restricted stock units delivered	419,205	4	(5,557)	(321)	—	—	(5,874)
Net income	—	—	—	30,052	—	11	30,063
Cash dividends on common stock, $0.05 per share	—	—	—	(3,249)	—	—	(3,249)
Other comprehensive income	—	—	—	—	16,040	125	16,165
Balance at March 31, 2023	65,078,462	$651	$—	$507,563	$(446)	$3,373	$511,141
Share-based compensation recognized	—	—	6,499	—	—	—	6,499
Repurchase of common stock	(268,398)	(3)	(6,418)	(3,100)	—	—	(9,521)
Restricted stock units delivered	29,045	—	(81)	—	—	—	(81)
Net income (loss)	—	—	—	28,155	—	(105)	28,050
Cash dividends on common stock, $0.05 per share	—	—	—	(3,254)	—	—	(3,254)
Other comprehensive income	—	—	—	—	4,969	339	5,308
Balance at June 30, 2023	64,839,109	$648	$—	$529,364	$4,523	$3,607	$538,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income	48,910	$58,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,391	41,761
Amortization of debt issue costs and accretion of discount	2,361	791
Operating lease amortization	3,565	3,103
Deferred tax benefit	(13,324)	(3,467)
Share-based compensation	15,009	12,056
Gain on sale of equity securities	(2,599)	—
Earnings of equity method investment	(2,167)	(2,631)
Loss on foreign currency remeasurement	2,052	4,531
Other, net	(1,666)	4,124
(Increase) decrease in assets:
Accounts receivable, net	1,329	1,261
Prepaid expenses and other assets	(431)	(628)
Other long-term assets	(734)	(2,282)
Increase (decrease) in liabilities:
Accrued liabilities and accounts payable	3,101	16,392
Income tax payable	1,103	(10,027)
Contract liability	11,561	1,181
Operating lease liabilities	(1,672)	(3,035)
Other long-term liabilities	(2,449)	(592)
Total adjustments	82,430	62,538
Net cash provided by operating activities	131,340	120,651
Cash flows from investing activities
Additions to software	(39,106)	(24,151)
Property and equipment acquired	(17,226)	(11,305)
Proceeds from maturities of available-for-sale debt securities	370	—
Purchase of equity securities	(111)	—
Proceeds from sale of equity securities	5,906	—
Acquisitions, net of cash acquired	—	(22,915)
Net cash used in investing activities	(50,167)	(58,371)
Cash flows from financing activities
Withholding taxes paid on share-based compensation	(9,825)	(5,955)
Net decrease in short-term borrowings	—	(20,000)
Dividends paid	(6,493)	(6,503)
Repurchase of common stock	(70,000)	(15,790)
Repayment of long-term debt	(11,933)	(10,375)
Repayment of other financing agreements	(7,046)	—
Settlement activity, net	21,703	5,587
Other financing activities, net	(2,182)	—
Net cash used in financing activities	(85,776)	(53,036)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(10,234)	(1,841)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,837)	7,403
Cash, cash equivalents, restricted cash and cash included in settlement assets at beginning of the period	343,724	221,244
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$328,887	$228,647
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction-processing business and financial technology provider in Latin America, Puerto Rico and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment services and business process management services. The Company operates across 26 countries in the region. EVERTEC owns and operates the ATH network, which we believe is one of the leading personal identification number debit networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core banking, cash processing and fulfillment in Puerto Rico and technology outsourcing in all the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations, and government agencies with solutions that are essential to their operations.

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

Change in presentation

During the second quarter of 2024, the Company elected to change the manner in which it presents cash flows associated with settlement activities from operating activities to financing activities within the condensed consolidated statements of cash flows. In connection with this change, the Company reclassified comparative amounts for the six-month period ended June 30, 2023. Settlement cash and cash equivalents represents cash received from agents, payment networks, bank partners, merchants or direct consumers. In certain cases, the amounts may be invested into short-term, highly liquid investments from the time the funds are collected until payments are made to the applicable recipients. This change does not have an impact on the condensed consolidated balance sheet, the condensed consolidated statement of income and comprehensive (loss) income or on the condensed consolidated statement of changes in stockholders’ equity.

The following table presents the effects of the change in presentation within the condensed consolidated statements of cash flows:

	For the six months ended June 30, 2023
(In Thousands)	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Accrued liabilities and accounts payable	21,979	(5,587)	16,392
Net cash provided by operating activities	126,238	(5,587)	120,651
Cash flows from financing activities:
Settlement activities, net	—	5,587	5,587
Net cash used in financing activities	(58,623)	5,587	(53,036)

Note 2 – Business Acquisition

Acquisition of a Business

On November 1, 2023, the Company completed the acquisition of 100% of the outstanding shares of Sinqia S.A. (“Sinqia”), a publicly held company incorporated and existing in accordance with the laws of the Federative Republic of Brazil. The Company completed the acquisition through its wholly-owned subsidiary, Evertec Brasil Informática S.A (“Evertec BR”). In accordance with ASC 805-10-25-15, Evertec is allowed a period, not to exceed 12 months from the acquisition date, to adjust the provisional amounts recognized for a business combination. During 2024, the Company adjusted the operating lease right-of-use asset, goodwill, long-term deferred tax asset, operating lease liability, deferred tax liability and other intangible assets as a result of additional information that became available during the period. The preliminary purchase price allocation based on the applicable exchange rate at the date of acquisition is as follows:

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$37,147
Restricted cash	2,166
Accounts receivable, net	9,989
Prepaid expenses and other assets	5,975
Property and equipment, net	3,618
Operating lease right-of-use asset	3,191
Goodwill	341,801
Equity securities, at fair value	9,035
Long-term deferred tax asset	28,758
Other intangible assets, net	289,540
Other long-term assets	5,455
Total assets acquired	$736,675
Accounts payable	13,241
Accrued liabilities	40,775
Operating lease liability	4,114
Current portion of long-term debt	11,400
Long-term debt	57,492
Contract liability	7,356
Deferred tax liability	76,150
Other long-term liabilities	15,134
Total liabilities assumed	$225,662
Redeemable noncontrolling interests	39,340
Additional paid-in capital	471,673
Total liabilities and equity	$736,675

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$155,876	18
Trademark	47,688	10
Software packages	85,976	10
Total	$289,540	14

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

Note 3 – Property and Equipment, net

Property and equipment, net consisted of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2024	December 31, 2023
Buildings	30	$2,104	$2,193
Data processing equipment	3 - 5	198,263	187,761
Furniture and equipment	3 - 20	10,335	10,281
Leasehold improvements	5 -10	5,145	4,876
		215,847	205,111
Less - accumulated depreciation and amortization		(151,526)	(144,117)
Depreciable assets, net		64,321	60,994
Land		1,448	1,459
Property and equipment, net		$65,769	$62,453

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2024 amounted to $5.4 million and $11.1 million, respectively, compared to $5.5 million and $10.5 million for the corresponding periods in 2023.

Note 4– Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 15):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2023	$160,972	$452,597	$138,121	$40,010	$791,700
Adjustment to goodwill from prior year acquisition	—	(1,352)	—	—	(1,352)
Foreign currency translation adjustments	—	(48,703)	—	—	(48,703)
Balance at June 30, 2024	$160,972	$402,542	$138,121	$40,010	$741,645

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. No impairment losses were recognized for the periods ended June 30, 2024 or 2023.

The carrying amount of other intangible assets at June 30, 2024 and December 31, 2023 was as follows:

		June 30, 2024
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 20	$550,381	$(373,726)	$176,655
Trademarks	10 - 15	88,097	(46,238)	$41,859
Software packages	3 - 10	522,934	(292,938)	$229,996
Non-compete agreement	5	3,555	(428)	$3,127
Other intangible assets, net		$1,164,967	$(713,330)	$451,637

		December 31, 2023
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 20	$568,284	$(340,952)	$227,332
Trademarks	1 - 15	94,203	(41,319)	52,884
Software packages	3 - 10	510,898	(274,610)	236,288
Non-compete agreement	5	1,735	(169)	1,566
Other intangible assets, net		$1,175,120	$(657,050)	$518,070

Amortization expense related to other intangibles for the three and six months ended June 30, 2024 amounted to $27.6 million and $56.3 million, respectively, compared to $14.9 million and $31.2 million for the corresponding periods in 2023.

The estimated amortization expense of the other intangible balances outstanding at June 30, 2024, for the remainder of 2024 and the years thereafter is as follows:

(In thousands)
Remaining 2024	$54,782
2025	87,631
2026	74,283
2027	61,724
2028	49,983
Thereafter	123,234

Note 5 – Debt and Short-Term Borrowings

Debt at June 30, 2024 and December 31, 2023 was as follows:

(In thousands)	June 30, 2024	December 31, 2023
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$438,021	$449,450
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(3))	521,847	521,233
Deferred consideration from Business Combinations	11,505	19,467
Note payable due September 1, 2030(1)	7,325	7,403
Total debt	$978,698	$997,553

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0.00% plus applicable margin of 2.00% at June 30, 2024 and 1.50% at December 31, 2023.
(3)Subject to a SOFR floor of 0.50% plus applicable margin of 3.25% at June 30, 2024 and an applicable margin of 3.50% at December 31, 2023.

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027. On October 30, 2023, Evertec, EVERTEC Group and other Loan Parties (as defined in the Existing Credit Agreement) party thereto, entered into a first amendment (the “Amendment”) to the credit agreement, dated as of December 1, 2022 (the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”), with a syndicate of lenders and Truist, as administrative agent and collateral agent. Under the Amended Credit Agreement, a syndicate of financial institutions and other lenders provided (i) additional term loan A commitments in the amount of $60.0 million and (ii) a new tranche of term loan B commitments in the amount of $600.0 million (the “TLB Facility,” and together with the Incremental TLA Facility, the “Facilities”). The $600.0 million term loan B facility matures on October 30, 2030. Unless otherwise indicated, the terms and conditions detailed below apply to both the TLA facility and TLB facility. In the fourth quarter of 2023, the Company prepaid $60 million of the outstanding balance on TLB facility.

At June 30, 2024, the unpaid principal balance of the TLA Facility and TLB Facility were $441.5 million and $540.0 million, respectively. The additional borrowing capacity for the Revolving Facility at June 30, 2024 was $194.0 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At June 30, 2024 and December 31, 2023, the unpaid principal balance of these agreements amounted to $11.5 million and $19.5 million, respectively. Obligations bear interest at rates ranging from 2% to 12% with maturities ranging from October 2024 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of June 30, 2024, the outstanding principal balance of the note payable on a discounted basis was $7.3 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of June 30, 2024, the Company has four interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive (loss) income until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive (loss) income.

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At June 30, 2024, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $7.2 million. At December 31, 2023, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $4.4 million and a liability of $0.9 million, included in other long-term liabilities. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and six months ended June 30, 2024, the Company reclassified gains of $2.4 million and $4.1 million, respectively, from accumulated other comprehensive (loss) income into interest expense compared to gains of $1.4 million and

$2.4 million, respectively, for the corresponding periods in 2023. Based on current SOFR rates, the Company expects to reclassify gains of $5.7 million from accumulated other comprehensive (loss) income into interest expense over the next 12 months.

Note 6 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
(In thousands)	Level 2	Level 3	Measured at NAV	Total	Level 2	Level 3	Total
Financial assets:
Debt securities AFS	$1,725	$—	$—	$1,725	$2,095	$—	$2,095
Equity securities	—	—	4,960	4,960	6,447	2,966	9,413
Interest rate swaps	7,241	—	—	7,241	4,385	—	4,385
Financial liabilities:
Interest rate swaps	—	—	—	—	900	—	900

Debt Securities Available for Sale ("AFS")

Costa Rica Government Obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. No debt securities were purchased or sold during the six-month periods ended June 30, 2024 or June 30, 2023. Debt securities amounting to $0.4 million matured during the six-month period ended June 30, 2024, none in 2023. A provision for credit losses was not required for either June 30, 2024 or 2023.

The fair value of debt securities is estimated based on observable inputs through corroboration with market data at the measurement date, therefore classified as a Level 2 asset within the fair value hierarchy.

Interest rate swaps

The fair value of the Company's interest rate swaps are estimated using Level 2 inputs under the fair value hierarchy. Refer to Note 5 for additional information related to the derivative instruments.

Equity Securities

The fair value of the equity securities was calculated based on enterprise value to revenue multiples ranging from 0.4x to 8.3x, therefore classified as a Level 3 asset within the fair value hierarchy. During the six-month period ended June 30, 2024, the Company sold equity securities with a carrying value of $5.5 million classified as Level 3 assets within the fair value hierarchy. In connection with this sale, the Company realized a gain of $2.5 million, recognized through other income, net. At June 30, 2024, the Company no longer holds equity securities classified as Level 3. The fair value of the equity securities was $3.0 million at December 31, 2023. At December 31, 2023, mutual funds classified as equity securities, were registered with the securities and exchange commission in Brazil and were broker traded and therefore classified as Level 2.

The following table presents the changes in equity securities classified as Level 3 assets:

(In thousands)	Equity Securities
Balance at December 31, 2023	$2,966
Disposition of equity securities	(5,487)
Change in fair value of equity securities, recognized through Other income, net	2,521
Balance at June 30, 2024	$—

There were no transfers in or out of Level 3 during the six-month periods ended June 30, 2024 or June 30, 2023.

Equity Securities Measured at Net Asset Value (NAV)

At June 30, 2024, the Company holds mutual funds classified as equity securities on the Company's unaudited condensed consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value and estimated fair value for financial instruments at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	438,021	443,745	449,450	452,337
2030 Term B Loan Facility	521,847	542,700	521,240	539,325

The fair value of the term loans at June 30, 2024 and December 31, 2023 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheet.

Note 7 – Redeemable Noncontrolling Interests

At June 30, 2024, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option. The following table summarizes the terms of the issued options:

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

Given certain provisions within the option contracts, the Company has classified the RNCI as mezzanine equity on the Company's unaudited condensed consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI:

(In thousands)	Redeemable noncontrolling interests
Balance at December 31, 2023	$36,968
Net income attributable non-controlling interests	1,213
Adjustment of redeemable non-controlling interests to redemption value	(14)
Distributions from redeemable non-controlling interests	(294)
Foreign currency translation adjustments	582
Balance at June 30, 2024	$38,455

Note 8 – Equity

Accumulated Other Comprehensive (Loss) Income

The following table provides a summary of the changes in the balances of accumulated other comprehensive (loss) income for the six months ended June 30, 2024:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities AFS	Total
Balance - December 31, 2023, net of tax	$14,847	$3,336	$26	$18,209
Other comprehensive (loss) income before reclassifications	(90,827)	7,522	(3)	(83,308)
Effective portion reclassified to net income	—	(4,140)	—	(4,140)
Balance - June 30, 2024, net of tax	$(75,980)	$6,718	$23	$(69,239)

Share Repurchase

On March 6, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR”) with Bank of America, N.A. to repurchase an aggregate of $70 million of the Company’s common stock, par value $0.01 per share. In connection with the launch of the ASR, on March 8, 2024, the Company paid Bank of America, N.A., an aggregate of $70 million and received approximately 1.5 million shares of the Company’s common stock. The final number of shares to be received under the ASR agreement will be determined upon completion of the transaction and will be based on the total transaction value and the average of the daily volume-weighted average share price of the Company’s common stock during the term of the transaction. Final settlement of the transaction occurred on July 9, 2024, for further details refer to Note 17 - Subsequent Events. The Company accounted for this contract as an equity contract.

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

The following table summarizes nonvested RSUs activity for the six months ended June 30, 2024:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2023	1,799,012	$39.42
Granted	1,146,952	36.81
Vested	(778,201)	36.83
Forfeited	(63,493)	38.16
Nonvested at June 30, 2024	2,104,270	$38.56

For the three and six months ended June 30, 2024, the Company recognized $7.7 million and $15.0 million of share-based compensation expense, compared with $6.5 million and $12.1 million for the corresponding periods in 2023.

As of June 30, 2024, the maximum unrecognized cost for RSUs was $54.9 million. The cost is expected to be recognized over a weighted average period of 2.3 years.

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

	Three months ended June 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$78	$996	$—	$1,653	$2,727
Products and services transferred over time	34,735	68,514	45,319	60,683	$209,251
	$34,813	$69,510	$45,319	$62,336	$211,978

	Three months ended June 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$125	$639	$—	$1,930	$2,694
Products and services transferred over time	33,983	34,110	41,248	55,041	164,382
	$34,108	$34,749	$41,248	$56,971	$167,076

	Six months ended June 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$110	$1,553	$—	$4,128	$5,791
Products and services transferred over time	68,647	138,104	88,418	116,336	$411,505
	$68,757	$139,657	$88,418	$120,464	$417,296

	Six months ended June 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$238	$1,253	$—	$3,657	$5,148
Products and services transferred over time	66,349	64,789	81,595	109,009	321,742
	$66,587	$66,042	$81,595	$112,666	$326,890

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended June 30, 2024 and 2023 was approximately 32% and 37%, respectively. For the six months ended June 30, 2024 and 2023 this percentage was approximately 31% and 37%, respectively. Accounts receivable from Popular at June 30, 2024 and 2023 amounted to $37.0 million and $34.7 million, respectively.

Contract Balances

The following table provides information about contract assets from contracts with customers for the six months ended June 30, 2024 and the year ended December 31, 2023.

(In thousands)	June 30, 2024	December 31, 2023
Balance at beginning of period	$13,917	$4,749
Services transferred to customers	15,000	28,165
Transfers to accounts receivable	(16,510)	(18,997)
Balance at end of period	$12,407	$13,917

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at June 30, 2024 amounted to $122.3 million. Contract liability and contract liability - long term at June 30, 2024 amounted to $18.9 million and $54.1 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. During the three and six months ended June 30, 2024, the Company recognized revenue of $7.2 million and $15.0 million, respectively, that was included in the contract liability at December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized revenue of $4.3 million and $8.7 million, respectively, that was included in the contract liability at December 31, 2022.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2024 was $860.7 million, which is expected to be recognized over the next 1 to 6 years. This amount consists of minimums on certain master services agreements, professional service fees for implementation or set up activities related to managed services and maintenance services typically recognized over the life of the contract, and professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables for the six months ended June 30, 2024 and the year ended December 31, 2023

(In thousands)	June 30, 2024	December 31, 2023
Balance at beginning of period	$4,010	$2,159
Current period provision for expected credit losses	851	2,218
Write-offs	(1,412)	(384)
Recoveries of amounts previously written-off	1	17
Balance at end of period	$3,450	$4,010

The Company does not have a delinquency threshold for writing-off trade receivables. The Company has a formal process for the review and approval of write-offs.

Impairment losses on trade receivables are presented as net impairment losses within cost of revenue, exclusive of depreciation and amortization in the unaudited condensed consolidated statements of income and comprehensive (loss) income. Subsequent recoveries of amounts previously written-off, when applicable, are credited against the allowance for expected current credit losses within accounts receivable, net on the unaudited condensed consolidated balance sheets.

Note 12 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2024 and 2023, respectively, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Current tax provision	$8,705	$7,845	$14,717	$12,871
Deferred tax benefit	(7,604)	(1,259)	(13,324)	(3,467)
Income tax expense	$1,101	$6,586	$1,393	$9,404

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2024 and 2023, and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Current tax provision
Puerto Rico	$1,724	$2,595	$2,330	$3,775
United States	39	47	129	58
Foreign countries	6,942	5,203	12,258	9,038
Total current tax provision	$8,705	$7,845	$14,717	$12,871
Deferred tax benefit
Puerto Rico	$(3,666)	$(189)	$(7,325)	$(424)
United States	11	29	2	3
Foreign countries	(3,949)	(1,099)	(6,001)	(3,046)
Total deferred tax benefit	$(7,604)	$(1,259)	$(13,324)	$(3,467)

Taxes payable to foreign countries by EVERTEC’s subsidiaries is paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of June 30, 2024, the Company had $148.4 million of unremitted earnings from foreign subsidiaries, compared to $137.0 million as of December 31, 2023. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of June 30, 2024, the gross deferred tax asset amounted to $68.6 million and the gross deferred tax liability amounted to $85.8 million, compared to $65.4 million and $100.9 million, respectively, as of December 31, 2023. As of June 30, 2024, and December 31, 2023, there is a valuation allowance against the gross deferred tax asset of approximately $5.1 million and $4.6 million, respectively.

The Company estimates that it is reasonably possible that the liability for uncertain tax position created from acquisitions in foreign jurisdictions will decrease by approximately $2.7 million in the next 12 months as a result of the expiration of the statute of limitations.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Six months ended June 30,
(In thousands)	2024	2023
Computed income tax at statutory rates	$18,864	$25,319
Differences in tax rates due to multiple jurisdictions	2,806	2,350
Effect of income subject to tax-exemption grant	(20,095)	(16,219)
Unrecognized tax expense	(1,192)	69
Excess tax benefits on share-based compensation	(511)	(23)
Tax credits for research and development activities	—	(884)
Other, net	1,521	(1,208)
Income tax expense	$1,393	$9,404

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and the denominator of net income per common share is as follows:

	Three Months Ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2024	2023	2024	2023
Net income available to EVERTEC, Inc.’s common shareholders	$31,901	$28,155	$47,880	$58,207
Weighted average common shares outstanding	64,420,756	65,046,328	64,800,361	65,007,528
Weighted average potential dilutive common shares (1)	729,988	463,763	899,024	563,925
Weighted average common shares outstanding - assuming dilution	65,150,744	65,510,091	65,699,385	65,571,453
Net income per common share - basic	$0.50	$0.43	$0.74	$0.90
Net income per common share - diluted	$0.49	$0.43	$0.73	$0.89

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method. Shares excluded from the dilution calculation because they were anti-dilutive amounted to 0.4 million for the three and six months periods ended June 30, 2024.

On February 15, 2024 and April 18, 2024 the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 15, 2024 and June 7, 2024, to stockholders' of record on February 27, 2024 and April 29, 2024.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three Months Ended June 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$54,199	$74,669	$45,319	$62,336	$(24,545)	$211,978
Operating costs and expenses	31,733	74,353	29,481	37,663	(4,612)	168,618
Depreciation and amortization	7,496	15,051	1,409	3,750	5,244	32,950
Non-operating income	134	5,274	—	151	196	5,755
EBITDA	30,096	20,641	17,247	28,574	(14,493)	82,065
Compensation and benefits (2)	771	1,654	787	906	3,483	7,601
Transaction, refinancing and other (3)	456	(2,359)	214	289	190	(1,210)
Loss (gain) on foreign currency remeasurement (4)	35	(2,436)	—	—	(3)	(2,404)
Adjusted EBITDA	$31,358	$17,500	$18,248	$29,769	$(10,823)	$86,052

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $14.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $5.2 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $5.2 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the elimination of realized gains from equity securities and the elimination of unrealized earnings from equity investments.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

	Three Months Ended June 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$50,795	$39,076	$41,248	$56,971	$(21,014)	$167,076
Operating costs and expenses	28,895	33,666	27,616	39,097	3,029	132,303
Depreciation and amortization	6,087	5,393	1,150	4,469	5,230	22,329
Non-operating income	115	2,290	1	66	928	3,400
EBITDA	28,102	13,093	14,783	22,409	(17,885)	60,502
Compensation and benefits (2)	842	999	860	965	5,035	8,701
Transaction, refinancing and other(3)	288	253	—	—	5,068	5,609
(Gain) loss on foreign currency remeasurement (4)	(49)	(285)	—	—	1	(333)
Adjusted EBITDA	$29,183	$14,060	$15,643	$23,374	$(7,781)	$74,479

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $13.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $4.4 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $3.3 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.

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

	Six months ended June 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$107,230	$148,885	$88,418	$120,464	$(47,701)	$417,296
Operating costs and expenses	62,685	150,384	58,300	78,114	(8,350)	341,133
Depreciation and amortization	14,758	31,308	2,642	8,188	10,495	67,391
Non-operating income	282	4,109	—	290	1,529	6,210
EBITDA	59,585	33,918	32,760	50,828	(27,327)	149,764
Compensation and benefits (2)	1,469	3,152	1,494	1,691	7,785	15,591
Transaction, refinancing and other fees (3)	723	(5,388)	214	289	984	(3,178)
(Gain) loss on foreign currency remeasurement (4)	(67)	2,115	—	—	4	2,052
Adjusted EBITDA	$61,710	$33,797	$34,468	$52,808	$(18,554)	$164,229

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $28.8 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $9.2 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $9.7 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the elimination of realized gains from equity securities and the elimination of unrealized earnings from equity investments.
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

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $26.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $8.4 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $6.2 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.

(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, and the elimination of unrealized earnings from equity investments.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies

The reconciliation of consolidated net income to EBITDA is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Net Income	$32,523	$28,050	$48,910	$58,113
Add:
Income tax expense	1,101	6,586	1,393	9,404
Interest expense, net	15,491	3,537	32,070	8,047
Depreciation and amortization	32,950	22,329	67,391	41,761
Total EBITDA	$82,065	$60,502	$149,764	$117,325

Note 16 – Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information is as follows:

	Six months ended June 30,
(In thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	18,264	11,056
Cash paid for income taxes	10,506	21,226
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	2,856	2,930
Right-of-use assets obtained in exchange for operating lease liabilities	2,693	—
Non-cash investing activities
Trade-in of equipment	2,193	—

Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

	June 30,
(In thousands)	2024	2023
Cash and cash equivalents	257,699	191,620
Restricted cash	24,434	$19,485
Cash and cash equivalents included in settlement assets	46,754	17,542
Cash, cash equivalents, restricted cash and cash included in settlement assets	328,887	228,647

Note 17 – Subsequent Events

On July 18, 2024, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on September 6, 2024 to stockholders of record as of the close of business on July 29, 2024. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

On July 9, 2024, the Company completed the previously announced ASR transaction described in Note 8 - Equity. In connection with the settlement of the ASR, the Company received 467,362 shares, in addition to the 1,516,793 shares received in March. No cash was exchanged as part of the settlement of the ASR. All of the shares received as part of the ASR were retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2024 and 2023 and (ii) the financial condition as of June 30, 2024. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 29, 2024 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis and, (b) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group; EVERTEC Dominicana, SAS; Evertec Chile Holdings SpA; Evertec Chile SpA; Evertec Chile Global SpA; Evertec Chile Servicios Profesionales SpA; Tecnopago España SL; Paytrue S.A.; Caleidon; S.A.; Evertec Brasil Solutions Informática S.A.; EVERTEC Panamá, S.A.; EVERTEC Costa Rica, S.A. (“EVERTEC CR”); Zunify Payments Ltda; EVERTEC Guatemala, S.A.; Evertec Colombia, SA;, EVERTEC USA, LLC; OPG Technology Corp.; Evertec Placetopay, SAS ("PlacetoPay"); BBR Chile, SpA and BBR Perú, S.A.C.,(collectively "BBR"); Paysmart Pagamentos Eletronicos Ltda, Issuer Holding Ltda. and Issuer Instituição de Pagamentos Ltda( collectively "paySmart"); EVERTEC México Servicios de Procesamiento, S.A. de C.V.; Sinqia S.A.,Torq. Inovação Digital Ltda, Sinqia Tecnologia Ltda., Homie do Brasil Informática S.A., Rosk Software S.A., Lote 45 Participações S.A., and Compliasset S.A. (collectively "Sinqia"). Neither EVERTEC nor EVERTEC Intermediate Holdings, LLC conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
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

2024 Developments

On March 4, 2024, the Board of Directors (the “Board”) of Evertec approved an increase to Evertec’s existing share repurchase authorization to permit future repurchases of up to an aggregate of $220 million worth of shares of the Company’s common stock, par value $0.01 per share, by December 31, 2025. Prior to this increase, the Company’s share repurchase program authorization had approximately $137 million remaining. Under the repurchase program, the Company may repurchase shares in the open market, through accelerated share repurchase programs, Rule 10b5-1 plans, or in privately negotiated transactions.

On March 6, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR”) with Bank of America, N.A. to repurchase an aggregate of $70 million of the Company’s common stock, par value $0.01 per share. In connection with the launch of the ASR, on March 8, 2024, the Company paid Bank of America, N.A. an aggregate of $70 million and received approximately 1,516,793 shares of the Company’s common stock.

On July 9, 2024, the Company completed the ASR transaction described above. In connection with the settlement of the ASR, the Company received 467,362 shares, in addition to the 1,516,793 shares received in March. All of the shares received as part of the ASR were retired.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement (as amended, the "A&R ISO Agreement"), a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company's largest customer and for the six months ended June 30, 2024 approximately 31% of our revenues were generated from this relationship.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

	Three months ended June 30,
In thousands	2024	2023	Variance

Revenues	$211,978	$167,076	$44,902	27%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	97,481	80,452	17,029	21%
Selling, general and administrative expenses	38,187	29,522	8,665	29%
Depreciation and amortization	32,950	22,329	10,621	48%
Total operating costs and expenses	168,618	132,303	36,315	27%
Income from operations	$43,360	$34,773	$8,587	25%

Revenues

Total revenue for the quarter ended June 30, 2024 was $212.0 million, an increase of 27% compared with $167.1 million in the prior year quarter, reflecting the contribution from the Sinqia acquisition and organic growth across all of the Company's segments. Merchant acquiring revenue growth was a result of an improvement in the overall spread and strong sales volume growth. Continued growth in ATH Movil Business and increased transaction volumes drove the revenue increase in Payments Puerto Rico. Latin America revenue benefited from the contribution from the Sinqia acquisition as well as continued organic growth across the region. Business Solutions revenue reflected an increase mainly driven by a project related one-time revenue impact.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the three months ended June 30, 2024 amounted to $97.5 million, an increase of $17.0 million or 21% when compared to the same period in the prior year. The increase during the three month period was primarily related to the increase in personnel costs, mostly due to Sinqia, as well as an increase in cloud services and professional fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 amounted to $38.2 million, an increase of $8.7 million or 29% when compared to the same period in the prior year. This increase was mainly driven by an increase in personnel costs, primarily related to the addition of Sinqia headcount.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2024 amounted to $33.0 million, an increase of $10.6 million or 48% when compared to the same period in the prior year. This increase was primarily driven by an increase in amortization of intangible assets created in connection with the Sinqia acquisition, as well as an increase in software amortization for internally developed software.

Non-Operating Expenses

	Three months ended June 30,
In thousands	2024	2023	Variance

Interest income	$3,218	$2,103	$1,115	53%
Interest expense	(18,709)	(5,640)	(13,069)	232%
Gain on foreign currency remeasurement	2,404	333	2,071	622%
Earnings from equity method investments	1,096	1,476	(380)	(26)%
Other income, net	2,255	1,591	664	42%
Total non-operating expenses	$(9,736)	$(137)	$(9,599)	7,007%

Non-operating expenses for the three months ended June 30, 2024 increased by $9.6 million to $9.7 million when compared to the same period in the prior year. The increase was mainly related to an increase of $13.1 million in interest expense resulting from the incremental debt raised to finance the Sinqia acquisition, partially offset by an increase in the gain on foreign currency remeasurement of $2.1 million, an increase in interest income of $1.1 million, and an increase of $0.7 million in other income, net mostly driven by a decrease in the estimated payout of deferred consideration from business combinations.

Income Tax Expense

	Three months ended June 30,
In thousands	2024	2023	Variance
Income tax expense	$1,101	$6,586	$(5,485)	(83)%

Income tax expense for the three months ended June 30, 2024 amounted to $1.1 million, a decrease of $5.5 million when compared to the income tax expense in the same period in the prior year. The effective tax rate for the period was 3.3%, compared with 19.0% in the comparable 2023 period. The decrease in the effective tax rate was primarily driven by the higher interest expense resulting from the incremental debt raised as part of the Sinqia acquisition, coupled with the reversal of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation and a shift of the mix of the business to lower taxed jurisdictions.

Comparison of the six months ended June 30, 2024 and 2023

	Six months ended June 30,
In thousands	2024	2023	Variance

Revenues	$417,296	$326,890	$90,406	28%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	199,929	156,869	43,060	27%
Selling, general and administrative expenses	73,813	53,397	20,416	38%
Depreciation and amortization	67,391	41,761	25,630	61%
Total operating costs and expenses	341,133	252,027	89,106	35%
Income from operations	$76,163	$74,863	$1,300	2%

Revenues

Total revenues for the six months ended June 30, 2024 was $417.3 million, an increase of 28% compared with $326.9 million in the same period in the prior year. The revenue increase was primarily driven by the same factors explained above for the quarter in addition to growth across several lines of business in the Business solutions segment.

Cost of Revenues

Cost of revenues for six months ended June 30, 2024 amounted to $199.9 million, an increase of $43.1 million or 27% when compared to the same period in the prior year. The increase during the six month period was primarily driven by the same factors explained above for the quarter as well as an increase in costs of sales in connection with the increase in revenues from Business Solutions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for six months ended June 30, 2024 amounted to $73.8 million, an increase of $20.4 million or 38% when compared to the same period in the prior year. This increase was mainly driven by the same factors explained above for the quarter.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2024 amounted to $67.4 million, an increase of $25.6 million or 61% when compared to the same period in the prior year. This increase was primarily driven by the same factors explained above for the quarter as well as amortization expense for intangibles created as part of the paySmart acquisition.

Non-Operating Expenses

	Six months ended June 30,
In thousands	2024	2023	Variance

Interest income	6,578	3,236	$3,342	103%
Interest expense	(38,648)	(11,283)	(27,365)	(243)%
Loss on foreign currency remeasurement	(2,052)	(4,531)	2,479	(55)%
Earnings of equity method investment	2,167	2,631	(464)	(18)%
Other income, net	6,095	2,601	3,494	134%
Total non-operating expenses	$(25,860)	$(7,346)	$(18,514)	(252)%

Non-operating expenses for the six months ended June 30, 2023 increased by $18.5 million to $25.9 million when compared to the same period in the prior year. The increase was mainly related to an increase of $27.4 million in interest expense resulting from the incremental debt raised to finance the Sinqia acquisition, partially offset by an increase in other income of $3.5 million mainly related to gain on the sale of equity securities, an increase of $3.3 million in interest income and a decrease in foreign currency losses from remeasurement of $2.5 million.

Income Tax Expense

	Six months ended June 30,
In thousands	2024	2023	Variance
Income tax expense	$1,393	$9,404	$(8,011)	(85)%

Income tax expense for the six months ended June 30, 2024 amounted to $1.4 million, a decrease of $8.0 million when compared to the same period in the prior year. The effective tax rate for the period was 2.8%, compared with 13.9% in the comparable 2023 period. The decrease in the effective tax rate is driven by the same factors explained above for the quarter.

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

Comparison of the three months ended June 30, 2024 and 2023

Payment Services - Puerto Rico & Caribbean

	Three months ended June 30,
In thousands	2024	2023
Revenues	$54,199	$50,795
Adjusted EBITDA	31,358	29,183
Adjusted EBITDA Margin	57.9%	57.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended June 30, 2024 increased by $3.4 million to $54.2 million when compared to the same period in the prior year. The increase in revenues was primarily driven by an increase in POS transactions and continued strong digital payments growth from ATH Movil, primarily ATH Business, as well as increases in transaction-processing and monitoring services provided to the Latin America Payments and Solutions segment partially offset by lower issuing services revenue, mainly driven by lower active accounts. Adjusted EBITDA increased by $2.2 million to $31.4 million. This increase was primarily driven by an increase in revenue, partially offset by higher infrastructure and programming expenses and higher personnel costs.
Latin America Payments and Solutions

	Three months ended June 30,
In thousands	2024	2023
Revenues	$74,669	$39,076
Adjusted EBITDA	17,500	14,060
Adjusted EBITDA Margin	23.4%	36.0%

Latin America Payments and Solutions segment revenues for the three months ended June 30, 2024 increased by $35.6 million to $74.7 million when compared to the same period in the prior year. Revenues benefited from a full quarter contribution from the Sinqia acquisition as well as continued organic growth across the region and higher minimums from the processing contract with GetNet Chile. Revenues were also positively impacted by higher intercompany development services provided to the Puerto Rico segments. Adjusted EBITDA increased by $3.4 million when compared to the same period in the prior year driven by the impact from the Sinqia acquisition, which contributes at a lower margin. The prior year margin was positively impacted the reversal of one-time provisions for operational losses.

Merchant Acquiring

	Three months ended June 30,
In thousands	2024	2023
Revenues	$45,319	$41,248
Adjusted EBITDA	18,248	15,643
Adjusted EBITDA Margin	40.3%	37.9%

Merchant Acquiring segment revenues for the three months ended June 30, 2024 increased by $4.1 million to $45.3 million when compared to the same period in the prior year. The revenue increase was primarily driven by an increase in sales volume and an improvement in the overall spread. Adjusted EBITDA increased by $2.6 million to $18.2 million driven by the increase in revenues partially offset by higher processing costs from the Payment Services - Puerto Rico & Caribbean segment, higher processing costs driven by the effect of a declining average ticket and an increase in the costs associated with the revenue sharing agreements.

Business Solutions

	Three months ended June 30,
In thousands	2024	2023
Revenues	$62,336	$56,971
Adjusted EBITDA	29,769	23,374
Adjusted EBITDA Margin	47.8%	41.0%

Business Solutions segment revenues for the three months ended June 30, 2024 increased by $5.4 million to $62.3 million as compared to the prior year period. This increase was primarily driven by a project related one-time revenue impact. Adjusted EBITDA increased by $6.4 million to $29.8 million as compared to the prior year period. This increase was primarily driven by the higher revenues, lower cost of sale and lower equipment expenses, partially offset by higher programming and professional services.

Comparison of the six months ended June 30, 2024 and 2023

Payment Services - Puerto Rico & Caribbean

	Six months ended June 30,
In thousands	2024	2023
Revenues	$107,230	$99,224
Adjusted EBITDA	61,710	57,058
Adjusted EBITDA Margin	57.5%	57.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the six months ended June 30, 2024 increased by $8.0 million to $107.2 million when compared to the same period in the prior year. The revenue increase was primarily related to the same drivers described for the quarter. Adjusted EBITDA increased by $4.7 million to $61.7 million. This increase was primarily driven by the same factors explained above for the quarter as well as higher professional services.

Latin America Payments and Solutions

	Six months ended June 30,
In thousands	2024	2023
Revenues	$148,885	$74,393
Adjusted EBITDA	33,797	24,415
Adjusted EBITDA Margin	22.7%	32.8%

Latin America Payments and Solutions segment revenues for the six months ended June 30, 2024 increased by $74.5 million to $148.9 million when compared to the same period in the prior year. The revenue increase was primarily related to the same drivers described for the quarter and the revenue contribution from the paySmart acquisition. Adjusted EBITDA increased by $9.4 million when compared to the same period in the prior year driven by the same factors explained above for the quarter.

Merchant Acquiring

	Six months ended June 30,
In thousands	2024	2023
Revenues	$88,418	$81,595
Adjusted EBITDA	34,468	31,269
Adjusted EBITDA Margin	39.0%	38.3%

Merchant Acquiring segment revenues for the six months ended June 30, 2024 increased by $6.8 million to $88.4 million when compared to the same period in the prior year. The revenue increase was primarily related to the same drivers described for the quarter. Adjusted EBITDA increased by $3.2 million as compared to the prior year period driven by the same factors explained above for the quarter.

Business Solutions

	Six months ended June 30,
In thousands	2024	2023
Revenues	$120,464	$112,666
Adjusted EBITDA	52,808	45,741
Adjusted EBITDA Margin	43.8%	40.6%

Business Solutions segment revenues for the six months ended June 30, 2024 increased by $7.8 million to $120.5 million as compared to the prior year period. This increase was primarily driven by the same factors described for the quarter in addition to an increase in several lines of business. Adjusted EBITDA increased by $7.1 million to $52.8 million as compared to the prior year period. This increase was primarily driven by the higher revenues partially offset by higher cost of sale and equipment expenses.

Liquidity and Capital Resources

As of June 30, 2024, there were no material changes to our primary short-term and long-term requirements for liquidity and capital resources as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $194.0 million was available for borrowing as of June 30, 2024. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of June 30, 2024, we had cash and cash equivalents of $257.7 million, of which $201.3 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Six months ended June 30,
(In thousands)	2024	2023

Cash provided by operating activities	$131,340	$120,651
Cash used in investing activities	(50,167)	(58,371)
Cash used in financing activities	(85,776)	(53,036)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(10,234)	(1,841)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,837)	$7,403

Net cash provided by operating activities for the six months ended June 30, 2024 was $131.3 million compared to $120.7 million for the same period in the prior year, an increase of $10.7 million was primarily driven by cash received for services billed but not yet recognized through revenue.

Net cash used in investing activities for the six months ended June 30, 2024 was $50.2 million compared to $58.4 million for the same period in the prior year, this decrease was primarily related to the acquisition of Paysmart completed in the first quarter of the prior year for $22.9 million partially offset by an increase in additions to software and purchases of property, plant and equipment of $20.9 million and the proceeds from the sale of equity securities of $5.9 million.

Net cash used in financing activities for the six months ended June 30, 2024 was $85.8 million compared to $53.0 million for the same period in the prior year. The increase in cash used in financing activities was primarily driven by an increase in share repurchases of $54.2 million and cash used to pay down other financing agreements of $7.0 million partially offset by settlement activity, net of $21.7 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the six months ended June 30, 2024 and 2023, we invested approximately $56.3 million and $35.5 million in our capital resources, respectively. Generally, we fund capital expenditures with cash generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On April 18, 2024, the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on June 7, 2024, to stockholders of record as of the close of business on April 29, 2024. On July 18, 2024, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on September 6, 2024 to stockholders of record as of the close of business on July 29, 2024. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

At June 30, 2024, the unpaid principal balance of the Term A Loan Facility and Term B Loan Facility were $441.5 million and $540.0 million, respectively. The additional borrowing capacity for the Revolving Facility at June 30, 2024 was $194.0 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At June 30, 2024 and December 31, 2023, the unpaid principal balance of these agreements amounted to $11.5 million and $19.5 million, respectively. Obligations bear interest at rates ranging from 2% to 12% with maturities ranging from October 2024 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Notes Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of June 30, 2024, the outstanding principal balance of the note payable on a discounted basis was $7.3 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of June 30, 2024, the Company has four interest rate swap agreements, which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive (loss) income until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive (loss) income.

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

As of June 30, 2024, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $7.2 million. As of December 31, 2023, the carrying amount of the derivatives included on the Company's consolidated balance sheet was an asset of $4.4 million and a liability of $0.9 million, included in other long-term liabilities. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 to the Unaudited Condensed Consolidated Financial Statements for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and six months ended June 30, 2024 the Company reclassified gains of $2.4 million and $4.1 million, respectively, from accumulated other comprehensive (loss) income into interest expense compared to gains of $1.4 million and $2.4 million, respectively, for the corresponding periods in 2023. Based on current SOFR rates, the Company expects to reclassify gains of $5.7 million from accumulated other comprehensive (loss) income into interest expense over the next 12 months.

Covenant Compliance

As of June 30, 2024, the total secured net leverage ratio was 2.21 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
(In thousands, except per share information)	2024	2023	2024	2023	June 30, 2024
Net income	$32,523	$28,050	48,910	58,113	$70,673
Income tax expense	1,101	6,586	1,393	9,404	(2,534)
Interest expense, net	15,491	3,537	32,070	8,047	47,832
Depreciation and amortization	32,950	22,329	67,391	41,761	119,251
EBITDA	82,065	60,502	149,764	117,325	235,222
Equity income (1)	(1,096)	(1,476)	(2,167)	(2,631)	(1,481)
Compensation and benefits (2)	7,601	8,701	15,591	14,546	30,357
Transaction, refinancing and other (3)	(114)	7,085	(1,011)	7,843	44,691
Loss on foreign currency remeasurement (4)	(2,404)	(333)	2,052	4,531	5,797
Adjusted EBITDA	86,052	74,479	164,229	141,614	314,586
Operating depreciation and amortization (5)	(14,644)	(12,835)	(29,439)	(25,204)	(57,148)
Cash interest expense, net (6)	(14,422)	(3,457)	(29,841)	(7,820)	(46,307)
Income tax benefit (expense) (7)	(2,526)	(11,626)	(2,064)	(16,408)	(14,694)
Non-controlling interest (8)	(645)	80	(1,066)	46	(1,369)
Adjusted net income	$53,815	$46,641	$101,819	$92,228	$195,068
Net income per common share (GAAP):
Diluted	$0.49	$0.43	$0.73	$0.89
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.83	$0.71	$1.55	$1.41
Shares used in computing adjusted earnings per common share:
Diluted	65,150,744	65,510,091	65,699,385	65,571,453

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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. Based upon a sensitivity analysis of our outstanding debt on June 30, 2024, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of June 30, 2024, under the secured credit facilities, would increase our annual interest expense by approximately $4.3 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of June 30, 2024, the Company has four interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the three and six months ended June 30, 2024, the Company recognized non-cash unrealized foreign currency remeasurement gains of $2.4 million and losses of $2.1 million, respectively, compared to gains of $0.3 million and losses of $4.5 million, respectively for the same periods in 2023. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. As of June 30, 2024, the Company had $76.0 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income compared with a favorable foreign currency translation adjustment of $14.8 million as of December 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

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

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for directors under the EVERTEC, Inc. 2022 Incentive Award Plan, dated May 23, 2024, by and between EVERTEC, Inc. and the director (applicable to Frank G. D'Angelo, Kelly Barrett, Olga Botero, Virginia Gambale, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, and Brian J. Smith).

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

EVERTEC, Inc. (Registrant)

Date: August 1, 2024	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)