Form 10-Q
period 2024-09-30
EVERTEC, Inc.
filed 2024-11-08
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024 or

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
At November 1, 2024, there were 63,614,077 outstanding shares of common stock of EVERTEC, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of, and subject to the protection of, the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including, without limitation, statements regarding our position as a leader within our industry; our future results of operations and financial position; our business strategies; objectives of management for future operations, including, among others, statements regarding our expected growth, international expansion and future capital expenditures; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operations; the timing and declaration of future dividends; the sufficiency of our cash and cash equivalents; our future capital expenditures and debt service obligations; and the expectations, anticipated benefits of and costs associated with acquisitions, are forward-looking statements.

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
•changes in the regulatory environment and changes in macroeconomic, market, international, legal, tax, political, or administrative conditions, including inflation or the risk of recession, or the results of the 2024 U.S. and Puerto Rico general elections;
•the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico and its instrumentalities, which are facing political and fiscal challenges;
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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$275,359	$295,600
Restricted cash	25,663	23,073
Accounts receivable, net	131,101	126,510
Settlement assets	37,441	51,467
Prepaid expenses and other assets	64,071	64,704
Total current assets	533,635	561,354
Debt securities available-for-sale, at fair value	1,726	2,095
Equity securities, at fair value	5,287	9,413
Investment in equity investees	28,550	21,145
Property and equipment, net	64,178	62,453
Operating lease right-of-use asset	11,329	14,796
Goodwill	750,542	791,700
Other intangible assets, net	443,444	518,070
Deferred tax asset	32,751	47,847
Derivative asset	749	4,385
Other long-term assets	22,774	27,005
Total assets	$1,894,965	$2,060,263
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$119,169	$129,160
Accounts payable	53,702	66,516
Contract liability	23,034	21,055
Income tax payable	5,674	3,402
Current portion of long-term debt	23,867	23,867
Current portion of operating lease liability	7,478	6,693
Settlement liabilities	37,500	47,620
Total current liabilities	270,424	298,313
Long-term debt	930,851	946,816
Deferred tax liability	45,116	87,916
Contract liability - long term	56,652	41,825
Operating lease liability - long-term	5,174	9,033
Derivative liability	9,001	900
Other long-term liabilities	31,804	40,084
Total liabilities	1,349,022	1,424,887
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	39,771	36,968
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 63,609,122 shares issued and outstanding as of September 30, 2024 (December 31, 2023 - 65,450,799)	636	654
Additional paid-in capital	5,079	36,527
Accumulated earnings	562,727	538,903
Accumulated other comprehensive (loss) income, net of tax	(65,823)	18,209
Total stockholders’ equity	502,619	594,293
Non-redeemable non-controlling interest	3,553	4,115
Total equity	506,172	598,408
Total liabilities and equity	$1,894,965	$2,060,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Revenues	$211,795	$173,198	$629,091	$500,088

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	102,497	81,280	302,426	238,149
Selling, general and administrative expenses	34,097	30,437	107,910	83,834
Depreciation and amortization	33,660	21,919	101,051	63,680
Total operating costs and expenses	170,254	133,636	511,387	385,663
Income from operations	41,541	39,562	117,704	114,425
Non-operating income (expenses)
Interest income	3,696	1,926	10,274	5,162
Interest expense	(18,704)	(5,709)	(57,352)	(16,992)
Loss on foreign currency remeasurement	(1,112)	(2,806)	(3,164)	(7,337)
Loss on foreign currency swap	—	(29,225)	—	(29,225)
Earnings from equity method investments	1,099	1,197	3,266	3,828
Other income, net	389	153	6,484	2,754
Total non-operating expenses	(14,632)	(34,464)	(40,492)	(41,810)
Income before income taxes	26,909	5,098	77,212	72,615
Income tax expense (benefit)	1,707	(4,858)	3,100	4,546
Net income	25,202	9,956	74,112	68,069
Less: Net income (loss) attributable to non-controlling interest	524	(80)	1,554	(174)
Net income attributable to EVERTEC, Inc.’s common stockholders	24,678	10,036	72,558	68,243
Other comprehensive income (loss), net of tax of $(3,898), $329, $(3,267) and $18
Foreign currency translation adjustments	15,354	(11,332)	(75,473)	9,426
(Loss) gain on cash flow hedges	(11,937)	3,468	(8,555)	3,739
Unrealized loss on change in fair value of debt securities available-for-sale	(1)	(11)	(4)	(31)
Other comprehensive income (loss), net of tax	$3,416	$(7,875)	$(84,032)	$13,134
Total comprehensive income (loss) attributable to EVERTEC, Inc.’s common stockholders	$28,094	$2,161	$(11,474)	$81,377
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.39	$0.16	$1.12	$1.05
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.38	$0.15	$1.11	$1.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2023	65,450,799	$654	$36,527	$538,903	$18,209	$4,115	$598,408
Share-based compensation recognized	—	—	7,349	—	—	—	7,349
Repurchase of common stock	(1,516,793)	(15)	(30,943)	(39,042)	—	—	(70,000)
Restricted stock units delivered	474,953	5	(9,761)	—	—	—	(9,756)
Net income (loss)	—	—	—	16,497	—	(110)	16,387
Cash dividends on common stock, $0.05 per share	—	—	—	(3,273)	—	—	(3,273)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(3,172)	—	—	—	(3,172)
Excise tax on repurchase of common stock	—	—	—	(550)	—	—	(550)
Other comprehensive loss	—	—	—	—	(24,131)	(23)	(24,154)
Balance at March 31, 2024	64,408,959	$644	$—	$512,535	$(5,922)	$3,982	$511,239
Share-based compensation recognized	—	—	7,660	—	—	—	7,660
Restricted stock units delivered	37,252	—	(69)	—	—	—	(69)
Net income (loss)	—	—	—	31,383	—	(73)	31,310
Cash dividends on common stock, $0.05 per share	—	—	—	(3,220)	—	—	(3,220)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	3,186	—	—	—	3,186
Reversal of excise tax on repurchase of common stock	—	—	—	550	—	—	550
Other comprehensive loss	—	—	—	—	(63,317)	(264)	(63,581)
Balance at June 30, 2024	64,446,211	$644	$10,777	$541,248	$(69,239)	$3,645	$487,075
Share-based compensation recognized	—	—	7,378	—	—	—	7,378
Repurchase of common stock	(841,453)	(8)	(12,285)	—	—	—	(12,293)
Restricted stock units delivered	4,364	—	(82)	—	—	—	(82)
Net income (loss)	—	—	—	24,678	—	(84)	24,594
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,199)	—	—	(3,199)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(709)	—	—	—	(709)
Other comprehensive income (loss)	—	—	—	—	3,416	(8)	3,408
Balance at September 30, 2024	63,609,122	$636	$5,079	$562,727	$(65,823)	$3,553	$506,172

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2022	64,847,233	$648	$—	$487,349	$(16,486)	$3,237	$474,748
Share-based compensation recognized	—	—	5,557	—	—	—	5,557
Repurchase of common stock	(187,976)	(1)	—	(6,268)	—	—	(6,269)
Restricted stock units delivered	419,205	4	(5,557)	(321)	—	—	(5,874)
Net income	—	—	—	30,052	—	11	30,063
Cash dividends on common stock, $0.05 per share	—	—	—	(3,249)	—	—	(3,249)
Other comprehensive income	—	—	—	—	16,040	125	16,165
Balance at March 31, 2023	65,078,462	$651	$—	$507,563	$(446)	$3,373	$511,141
Share-based compensation recognized	—	—	6,499	—	—	—	6,499
Repurchase of common stock	(268,398)	(3)	(6,418)	(3,100)	—	—	(9,521)
Restricted stock units delivered	29,045	—	(81)	—	—	—	(81)
Net income (loss)	—	—	—	28,155	—	(105)	28,050
Cash dividends on common stock, $0.05 per share	—	—	—	(3,254)	—	—	(3,254)
Other comprehensive income	—	—	—	—	4,969	339	5,308
Balance at June 30, 2023	64,839,109	$648	$—	$529,364	$4,523	$3,607	$538,142
Share-based compensation recognized	—	—	6,756	—	—	—	6,756
Repurchase of common stock	(208,564)	(2)	(2,031)	(5,775)	—	—	(7,808)
Restricted stock units delivered	377	—	(322)	321	—	—	(1)
Net income	—	—	—	10,036	—	(80)	9,956
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,232)	—	—	(3,232)
Other comprehensive (loss) income	—	—	—	—	(7,875)	411	(7,464)
Balance at September 30, 2023	64,630,922	646	4,403	530,714	(3,352)	3,938	536,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income	74,112	68,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,051	63,680
Amortization of debt issue costs and accretion of discount	3,576	1,795
Operating lease amortization	5,340	4,619
Unrealized loss on foreign currency hedge	—	29,225
Deferred tax benefit	(20,275)	(16,491)
Share-based compensation	22,387	18,812
Gain on sale of equity securities	(2,599)	—
Earnings of equity method investment	(3,266)	(3,828)
Dividend received from equity method investment	3,364	3,497
Loss on foreign currency remeasurement	3,164	7,337
Other, net	(287)	380
(Increase) decrease in assets:
Accounts receivable, net	(838)	(4,590)
Prepaid expenses and other assets	(1,791)	(11,181)
Other long-term assets	3,247	(1,013)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(12,046)	12,224
Income tax payable	2,359	(9,108)
Contract liability	12,038	(1,146)
Operating lease liabilities	(5,341)	(3,739)
Other long-term liabilities	702	(247)
Total adjustments	110,785	90,226
Net cash provided by operating activities	184,897	158,295
Cash flows from investing activities
Additions to software	(48,778)	(34,193)
Property and equipment acquired	(21,050)	(16,406)
Acquisition of available-for-sale debt securities	—	(962)
Investment in equity investee	(2,000)	(5,500)
Proceeds from maturities of available-for-sale debt securities	370	1,048
Purchase of equity securities	(132)	(26,505)
Proceeds from sale of equity securities	6,128	—
Acquisitions, net of cash acquired	—	(22,915)
Net cash used in investing activities	(65,462)	(105,433)
Cash flows from financing activities
Withholding taxes paid on share-based compensation	(9,907)	(5,956)
Net decrease in short-term borrowings	—	(14,000)
Dividends paid	(9,692)	(9,735)
Repurchase of common stock	(82,293)	(23,598)
Repayment of long-term debt	(17,900)	(15,563)
Repayment of other financing agreements	(7,046)	—
Settlement activity, net	209	5,163
Other financing activities, net	(3,652)	—
Net cash used in financing activities	(130,281)	(63,689)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(6,596)	10,716
Net decrease in cash, cash equivalents and restricted cash	(17,442)	(111)
Cash, cash equivalents, restricted cash, and cash included in settlement assets at beginning of the period	343,724	215,657
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$326,282	$215,546
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

Change in presentation

During the second quarter of 2024, the Company elected to change the manner in which it presents cash flows associated with settlement activities from operating activities to financing activities within the condensed consolidated statements of cash flows. In connection with this change, the Company reclassified comparative amounts for the nine-month period ended September 30, 2023. Settlement cash and cash equivalents represents cash received from agents, payment networks, bank partners, merchants or direct consumers. In certain cases, the amounts may be invested into short-term, highly liquid investments from the time the funds are collected until payments are made to the applicable recipients. This change does not have an impact on the condensed consolidated balance sheet, the condensed consolidated statement of income and comprehensive income (loss) or on the condensed consolidated statement of changes in stockholders’ equity.

The following table presents the effects of the change in presentation within the condensed consolidated statements of cash flows:

	For the nine months ended September 30, 2023
(In Thousands)	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Accrued liabilities and accounts payable	17,387	(5,163)	12,224
Net cash provided by operating activities	163,458	(5,163)	158,295
Cash flows from financing activities:
Settlement activities, net	—	5,163	5,163
Net cash used in financing activities	(68,852)	5,163	(63,689)

Note 2 – Business Acquisition

Acquisition of a Business

On November 1, 2023, the Company completed the acquisition of 100% of the outstanding shares of Sinqia S.A. (“Sinqia”), a publicly held company incorporated and existing in accordance with the laws of the Federative Republic of Brazil. The Company completed the acquisition through its wholly-owned subsidiary, Evertec Brasil Informática S.A (“Evertec BR”). In accordance with ASC 805-10-25-15, Evertec is allowed a period, not to exceed 12 months from the acquisition date, to adjust the provisional amounts recognized for a business combination. During 2024, the Company adjusted the operating lease right-of-use asset, goodwill, long-term deferred tax asset, operating lease liability, deferred tax liability and other intangible assets as a result of additional information that became available during the period. The purchase price allocation based on the applicable exchange rate at the date of acquisition is as follows:

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

Note 3 – Property and Equipment, net

Property and equipment, net consisted of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2024	December 31, 2023
Buildings	30	$2,135	$2,193
Data processing equipment	3 - 5	188,239	187,761
Furniture and equipment	3 - 20	10,410	10,281
Leasehold improvements	5 -10	5,301	4,876
		206,085	205,111
Less - accumulated depreciation and amortization		(143,373)	(144,117)
Depreciable assets, net		62,712	60,994
Land		1,466	1,459
Property and equipment, net		$64,178	$62,453

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2024 amounted to $5.8 million and $16.9 million, respectively, compared to $5.4 million and $15.9 million for the corresponding periods in 2023.

Note 4– Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by operating segments, were as follows (see Note 15):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2023	$160,972	$452,597	$138,121	$40,010	$791,700
Adjustment to goodwill from prior year acquisition	—	(1,352)	—	—	(1,352)
Foreign currency translation adjustments	—	(39,806)	—	—	(39,806)
Balance at September 30, 2024	$160,972	$411,439	$138,121	$40,010	$750,542

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. The Company performed a quantitative assessment as of August 31, 2024 for the Latin America Payments and Solutions reporting unit and performed a qualitative assessment for the Payments Services - Puerto Rico & Caribbean, Merchant Acquiring, net and Business Solutions reporting units. For the 2023 annual impairment test the quantitative assessment was followed for all the Company reporting units. Based on the analysis performed as of August 31, 2024 and August 31, 2023, the fair value of the reporting units exceed the carrying amounts of the reporting units. No impairment losses were recognized based on the assessment performed for the periods ended September 30, 2024 or 2023.

The carrying amount of other intangible assets at September 30, 2024 and December 31, 2023 was as follows:

		September 30, 2024
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 20	$555,918	$(388,673)	$167,245
Trademarks	10 - 15	88,904	(48,487)	$40,417
Software packages	3 - 10	536,261	(303,494)	$232,767
Non-compete agreement	5	3,614	(599)	$3,015
Other intangible assets, net		$1,184,697	$(741,253)	$443,444

		December 31, 2023
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	8 - 20	$568,284	$(340,952)	$227,332
Trademarks	1 - 15	94,203	(41,319)	52,884
Software packages	3 - 10	510,898	(274,610)	236,288
Non-compete agreement	5	1,735	(169)	1,566
Other intangible assets, net		$1,175,120	$(657,050)	$518,070

Amortization expense related to other intangibles for the three and nine months ended September 30, 2024 amounted to $27.9 million and $84.2 million, respectively, compared to $16.6 million and $47.8 million for the corresponding periods in 2023.

The estimated amortization expense of the other intangible balances outstanding at September 30, 2024, for the remainder of 2024 and the years thereafter is as follows:

(In thousands)
Remaining 2024	$26,889
2025	87,352
2026	74,160
2027	61,995
2028	49,658
Thereafter	143,390

Note 5 – Debt and Short-Term Borrowings

Debt at September 30, 2024 and December 31, 2023 was as follows:

(In thousands)	September 30, 2024	December 31, 2023
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$432,310	$449,450
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(3))	522,408	521,233
Deferred consideration from Business Combinations	11,422	19,467
Note payable due September 1, 2030(1)	7,110	7,403
Total debt	$973,250	$997,553

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0.00% plus applicable margin of 2.00% at September 30, 2024 and 1.50% at December 31, 2023.
(3)Subject to a SOFR floor of 0.50% plus applicable margin of 3.25% at September 30, 2024 and an applicable margin of 3.50% at December 31, 2023.

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

At September 30, 2024, the unpaid principal balance of the TLA Facility and TLB Facility were $435.6 million and $540.0 million, respectively. The additional borrowing capacity for the Revolving Facility at September 30, 2024 was $194.0 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At September 30, 2024 and December 31, 2023, the unpaid principal balance of these agreements amounted to $11.4 million and $19.5 million, respectively. Obligations bear interest at rates ranging from 2% to 12% with maturities ranging from October 2024 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of September 30, 2024, the outstanding principal balance of the note payable on a discounted basis was $7.1 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2024, the Company has four interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income (loss).

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At September 30, 2024, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $0.7 million and a liability of $9.0 million. At December 31, 2023, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $4.4 million and a liability of $0.9 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2024, the Company reclassified gains of $2.5 million and $6.6 million, respectively, from accumulated other comprehensive income (loss) into interest expense compared to gains of $1.6 million and

$4.0 million, respectively, for the corresponding periods in 2023. Based on expected SOFR rates, the Company expects to reclassify gains of $1.3 million from accumulated other comprehensive (loss) income into interest expense over the next 12 months.

Note 6 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
(In thousands)	Level 2	Level 3	Measured at NAV	Total	Level 2	Level 3	Total
Financial assets:
Debt securities AFS	$1,726	$—	$—	$1,726	$2,095	$—	$2,095
Equity securities	—	—	5,287	5,287	6,447	2,966	9,413
Interest rate swaps	749	—	—	749	4,385	—	4,385
Financial liabilities:
Interest rate swaps	9,001	—	—	9,001	900	—	900

Debt Securities Available for Sale ("AFS")

Costa Rica Government Obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. No debt securities were purchased or sold during the nine-month period ended September 30, 2024. For the nine month period ended September 30, 2023, the Company purchased $1.0 million in debt securities that were classified as available-for-sale. No debt securities were sold during the same period. Debt securities amounting to $0.4 million and $1.0 million matured during the nine month period ended September 30, 2024 and 2023, respectively. A provision for credit losses was not required for either September 30, 2024 or 2023.

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

Equity Securities

The fair value of the equity securities was calculated based on enterprise value to revenue multiples ranging from 0.4x to 8.3x, therefore classified as a Level 3 asset within the fair value hierarchy. During the nine-month period ended September 30, 2024, the Company sold equity securities with a carrying value of $5.5 million classified as Level 3 assets within the fair value hierarchy. In connection with this sale, the Company realized a gain of $2.5 million, recognized through other income, net. At September 30, 2024, the Company no longer holds equity securities classified as Level 3. The fair value of the equity securities was $3.0 million at December 31, 2023. At December 31, 2023, mutual funds classified as equity securities, were registered with the securities and exchange commission in Brazil and were broker traded and therefore classified as Level 2.

The following table presents the changes in equity securities classified as Level 3 assets:

(In thousands)	Equity Securities
Balance at December 31, 2023	$2,966
Disposition of equity securities	(5,487)
Change in fair value of equity securities, recognized through Other income, net	2,521
Balance at September 30, 2024	$—

There were no transfers in or out of Level 3 during the nine month period ended September 30, 2024 or September 30, 2023.

Equity Securities Measured at Net Asset Value (NAV)

At September 30, 2024, the Company holds mutual funds classified as equity securities on the Company's unaudited condensed consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value and estimated fair value for financial instruments at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	$432,310	$436,115	$449,450	$452,337
2030 Term B Loan Facility	$522,408	$540,675	$521,240	$539,325

The fair value of the term loans at September 30, 2024 and December 31, 2023 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheet.

Note 7 – Redeemable Noncontrolling Interests

At September 30, 2024, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option. The following table summarizes the terms of the issued options:

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

Given certain provisions within the option contracts, the Company has classified the RNCI as mezzanine equity on the Company's unaudited condensed consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI:

(In thousands)	Redeemable noncontrolling interests
Balance at December 31, 2023	$36,968
Net income attributable non-controlling interests	1,830
Adjustment of redeemable non-controlling interests to redemption value	695
Distributions from redeemable non-controlling interests	(294)
Foreign currency translation adjustments	572
Balance at September 30, 2024	$39,771

Note 8 – Equity

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the changes in the balances of accumulated other comprehensive income (loss) for the nine months ended September 30, 2024:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities AFS	Total
Balance - December 31, 2023, net of tax	$14,847	$3,336	$26	$18,209
Other comprehensive loss before reclassifications	(75,473)	(1,939)	(4)	(77,416)
Effective portion reclassified to net income	—	(6,616)	—	(6,616)
Balance - September 30, 2024, net of tax	$(60,626)	$(5,219)	$22	$(65,823)

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

On July 9, 2024, the Company completed the ASR transaction. In connection with the settlement of the ASR, the Company received 467,362 shares, in addition to the 1,516,793 shares received in March. No cash was exchanged as part of the settlement of the ASR. All of the shares received as part of the ASR were retired.

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

The following table summarizes nonvested RSUs activity for the nine months ended September 30, 2024:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2023	1,799,012	$39.42
Granted	1,153,892	36.79
Vested	(785,000)	39.31
Forfeited	(142,084)	36.32
Nonvested at September 30, 2024	2,025,820	$38.66

For the three and nine months ended September 30, 2024, the Company recognized $7.4 million and $22.4 million of share-based compensation expense, compared with $6.7 million and $18.8 million for the corresponding periods in 2023.

As of September 30, 2024, the maximum unrecognized cost for RSUs was $46.8 million. The cost is expected to be recognized over a weighted average period of 2.1 years.

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

	Three months ended September 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$42	$1,258	$—	$766	$2,066
Products and services transferred over time	34,645	69,310	45,437	60,337	$209,729
	$34,687	$70,568	$45,437	$61,103	$211,795

	Three months ended September 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$107	$581	$—	$2,396	$3,084
Products and services transferred over time	34,302	41,128	40,557	54,127	170,114
	$34,409	$41,709	$40,557	$56,523	$173,198

	Nine months ended September 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$152	$2,811	$—	$4,894	$7,857
Products and services transferred over time	103,292	207,414	133,855	176,673	$621,234
	$103,444	$210,225	$133,855	$181,567	$629,091

	Nine months ended September 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$345	$1,834	$—	$6,053	$8,232
Products and services transferred over time	100,651	105,917	122,152	163,136	491,856
	$100,996	$107,751	$122,152	$169,189	$500,088

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended September 30, 2024 and 2023 was approximately 32% and 34%, respectively. For the nine months ended September 30, 2024 and 2023 this percentage was approximately 31% and 36%, respectively. Accounts receivable from Popular at September 30, 2024 and December 31, 2023 amounted to $42.1 million and $40.5 million, respectively.

Contract Balances

The following table provides information about contract assets from contracts with customers for the nine months ended September 30, 2024 and the year ended December 31, 2023.

(In thousands)	September 30, 2024	December 31, 2023
Balance at beginning of period	$13,917	$4,749
Services transferred to customers	15,878	28,165
Transfers to accounts receivable	(18,469)	(18,997)
Balance at end of period	$11,326	$13,917

The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Accounts receivable, net at September 30, 2024 amounted to $131.1 million. Contract liability and contract liability - long term at September 30, 2024 amounted to $23.0 million and $56.7 million, respectively, and may arise when consideration is received or due in advance from customers prior to performance. The contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees charged in pre-production periods in connection with hosting services. During the three and nine months ended September 30, 2024, the Company recognized revenue of $6.2 million and $21.3 million, respectively, that was included in the contract liability at December 31, 2023. During the three and nine months ended September 30, 2023, the Company recognized revenue of $4.2 million and $12.9 million, respectively, that was included in the contract liability at December 31, 2022.

Transaction price allocated to the remaining performance obligations

The estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2024 was $816.9 million, which is expected to be recognized over the next 1 to 6 years. This amount consists of minimums on certain master services agreements, professional service fees for implementation or set up activities related to managed services and maintenance services typically recognized over the life of the contract, and professional service fees for customizations or development of on-premise licensing agreements, which are recognized over time based on inputs relative to the total expected inputs to satisfy a performance obligation.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables for the nine months ended September 30, 2024 and the year ended December 31, 2023

(In thousands)	September 30, 2024	December 31, 2023
Balance at beginning of period	$4,010	$2,159
Current period provision for expected credit losses	638	2,218
Write-offs	(1,816)	(384)
Recoveries of amounts previously written-off	1	17
Balance at end of period	$2,833	$4,010

The Company does not have a delinquency threshold for writing-off trade receivables. The Company has a formal process for the review and approval of write-offs.

Impairment losses on trade receivables are presented as net impairment losses within cost of revenue, exclusive of depreciation and amortization in the unaudited condensed consolidated statements of income and comprehensive income (loss). Subsequent recoveries of amounts previously written-off, when applicable, are credited against the allowance for expected current credit losses within accounts receivable, net on the unaudited condensed consolidated balance sheets.

Note 12 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2024 and 2023, respectively, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Current tax provision	$8,658	$8,166	$23,375	$21,037
Deferred tax benefit	(6,951)	(13,024)	(20,275)	(16,491)
Income tax expense (benefit)	$1,707	$(4,858)	$3,100	$4,546

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2024 and 2023, and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Current tax provision
Puerto Rico	$1,575	$1,851	$3,905	$5,626
United States	99	80	228	138
Foreign countries	6,984	6,235	19,242	15,273
Total current tax provision	$8,658	$8,166	$23,375	$21,037
Deferred tax benefit
Puerto Rico	$(3,659)	$(11,169)	$(10,984)	$(11,593)
United States	(2)	34	—	38
Foreign countries	(3,290)	(1,889)	(9,291)	(4,936)
Total deferred tax benefit	$(6,951)	$(13,024)	$(20,275)	$(16,491)

Taxes payable to foreign countries by EVERTEC’s subsidiaries is paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of September 30, 2024, the Company had $155.8 million of unremitted earnings from foreign subsidiaries, compared to $137.0 million as of December 31, 2023. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of September 30, 2024, the gross deferred tax asset amounted to $77.6 million and the gross deferred tax liability amounted to $84.5 million, compared to $65.4 million and $100.9 million, respectively, as of December 31, 2023. As of September 30, 2024, and December 31, 2023, there is a valuation allowance against the gross deferred tax asset of approximately $5.6 million and $4.6 million, respectively.

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

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Nine months ended September 30,
(In thousands)	2024	2023
Computed income tax at statutory rates	$28,954	$27,231
Differences in tax rates due to multiple jurisdictions	3,832	3,034
Effect of income subject to tax-exemption grant	(28,926)	(24,697)
Unrecognized tax expense	(1,098)	103
Excess tax benefits on share-based compensation	(494)	11
Tax credits for research and development activities	—	(884)
Other, net	832	(252)
Income tax expense	$3,100	$4,546

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and the denominator of net income per common share is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2024	2023	2024	2023
Net income available to EVERTEC, Inc.’s common shareholders	$24,678	$10,036	$72,558	$68,243
Weighted average common shares outstanding	63,944,132	64,648,542	64,512,868	64,886,551
Weighted average potential dilutive common shares (1)	774,997	1,130,717	804,080	819,045
Weighted average common shares outstanding - assuming dilution	64,719,129	65,779,259	65,316,948	65,705,596
Net income per common share - basic	$0.39	$0.16	$1.12	$1.05
Net income per common share - diluted	$0.38	$0.15	$1.11	$1.04

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 15, 2024, April 18, 2024 and July 18, 2024, respectively the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 15, 2024, June 7, 2024 and September 6, 2024, respectively to stockholders' of record on February 27, 2024, April 29, 2024 and July 29, 2024, respectively.

Note 14 – Commitments and Contingencies

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims in which a loss may be incurred, but in the aggregate the loss would be inconsequential. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss, if any, but at this time, management believes that any loss related to such claims will not be material.

Note 15 – Segment Information

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions, Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are composed of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sale ("POS") transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The following tables set forth information about the Company’s operations by its four business segments for the periods indicated:

	Three Months Ended September 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$52,755	$76,029	$45,437	$61,103	$(23,529)	$211,795
Operating costs and expenses	33,144	70,857	29,231	42,347	(5,325)	170,254
Depreciation and amortization	7,599	14,152	1,217	5,614	5,078	33,660
Non-operating income (expenses)	149	(482)	—	166	543	376
EBITDA	27,359	18,842	17,423	24,536	(12,583)	75,577
Compensation and benefits (2)	758	1,349	775	928	3,785	7,595
Transaction, refinancing and other (3)	296	(627)	29	40	3,367	3,105
Loss (gain) on foreign currency remeasurement (4)	(61)	1,176	—	—	(3)	1,112
Adjusted EBITDA	$28,352	$20,740	$18,227	$25,504	$(5,434)	$87,389

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $14.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $5.5 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $3.7 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the elimination of unrealized earnings from equity investments, net of dividends received.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

	Three Months Ended September 30, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$51,600	$46,155	$40,557	$56,522	$(21,636)	$173,198
Operating costs and expenses	28,402	38,608	26,997	40,643	(1,014)	133,636
Depreciation and amortization	6,203	4,898	1,078	4,478	5,262	21,919
Non-operating income (expenses)	110	(2,148)	—	69	(28,712)	(30,681)
EBITDA	29,511	10,297	14,638	20,426	(44,072)	30,800
Compensation and benefits (2)	663	859	662	696	4,090	6,970
Transaction, refinancing and other(3)	269	3,451	—	—	34,363	38,083
(Gain) loss on foreign currency remeasurement (4)	(87)	2,885	—	—	8	2,806
Adjusted EBITDA	$30,356	$17,492	$15,300	$21,122	$(5,611)	$78,659

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $13.5 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $4.4 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $3.7 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.

(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the foreign currency swap loss and the elimination of unrealized earnings from equity investments, net of dividends received.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

	Nine months ended September 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Corporate and Other (1)	Total

Revenues	$159,985	$224,914	$133,855	$181,567	$(71,230)	$629,091
Operating costs and expenses	95,829	221,241	87,531	120,461	(13,675)	511,387
Depreciation and amortization	22,357	45,460	3,859	13,802	15,573	101,051
Non-operating income	431	3,627	—	456	2,072	6,586
EBITDA	86,944	52,760	50,183	75,364	(39,910)	225,341
Compensation and benefits (2)	2,227	4,501	2,269	2,619	11,570	23,186
Transaction, refinancing and other fees (3)	1,019	(6,015)	243	329	4,351	(73)
(Gain) loss on foreign currency remeasurement (4)	(128)	3,291	—	—	1	3,164
Adjusted EBITDA	$90,062	$54,537	$52,695	$78,312	$(23,988)	$251,618

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $43.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $14.7 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $13.4 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the elimination of realized gains from equity securities and the elimination of unrealized earnings from equity investments, net of dividends received.
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

(1)Corporate and Other consists of corporate overhead, certain leveraged activities, other non-operating expenses and intersegment eliminations.  Intersegment revenue eliminations predominantly reflect the $39.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $12.8 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $9.9 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, the foreign currency swap loss and the elimination of unrealized earnings from equity investments, net of dividends received.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies

The reconciliation of consolidated net income to EBITDA is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Net Income	$25,202	$9,956	$74,112	$68,069
Add:
Income tax (benefit) expense	1,707	(4,858)	3,100	4,546
Interest expense, net	15,008	3,783	47,078	11,830
Depreciation and amortization	33,660	21,919	101,051	63,680
Total EBITDA	$75,577	$30,800	$225,341	$148,125

Note 16 – Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information is as follows:

	Nine months ended September 30,
(In thousands)	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	55,024	16,737
Cash paid for income taxes	17,917	29,692
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	5,129	4,207
Right-of-use assets obtained in exchange for operating lease liabilities	2,925	—
Non-cash investing activities
Capital contribution in-kind to investment in equity investee	6,000
Trade-in of equipment	2,193	—
Non-cash financing activities
Payable due to vendor related to licenses acquired	—	7,911

Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

	September 30,
(In thousands)	2024	2023
Cash and cash equivalents	275,359	177,821
Restricted cash	25,663	$20,607
Cash and cash equivalents included in settlement assets	25,260	17,118
Cash, cash equivalents, restricted cash and cash included in settlement assets	326,282	215,546

Note 17 – Subsequent Events

On October 17, 2024, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on December 6, 2024 to stockholders of record as of the close of business on October 28, 2024. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

During October 2024 the Company received formal approval from the government of Puerto Rico for research and development tax credits claimed pertaining to taxable years 2018 and 2019. Subsequent to this approval the Company sold these credits realizing a gain of $8.9 million.

On October 31, 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Grandata, Inc (" Grandata"). Grandata is a data analytics company operating in Mexico that specializes in leveraging behavioral data to provide credit risk insights, with a focus on underbanked populations. This transaction enhances the Company's existing product offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2024 and 2023 and (ii) the financial condition as of September 30, 2024. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 29, 2024 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis and, (b) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group; EVERTEC Dominicana, SAS; Evertec Chile Holdings SpA; Evertec Chile SpA; Evertec Chile Global SpA; Evertec Chile Servicios Profesionales SpA; Tecnopago España SL; Paytrue S.A.; Caleidon; S.A.; Evertec Brasil Solutions Informática S.A.; EVERTEC Panamá, S.A.; EVERTEC Costa Rica, S.A. (“EVERTEC CR”); Zunify Payments Ltda; EVERTEC Guatemala, S.A.; Evertec Colombia, SA;, EVERTEC USA, LLC; OPG Technology Corp.; Evertec Placetopay, SAS ("PlacetoPay"); BBR Chile, SpA and BBR Perú, S.A.C.,(collectively "BBR"); Paysmart Pagamentos Eletronicos Ltda, Issuer Holding Ltda. and Issuer Instituição de Pagamentos Ltda (collectively "paySmart"); EVERTEC México Servicios de Procesamiento, S.A. de C.V.; Sinqia S.A.,Torq. Inovação Digital Ltda, Sinqia Tecnologia Ltda., Homie do Brasil Informática S.A., Rosk Software S.A., Lote 45 Participações S.A., and Compliasset S.A. (collectively "Sinqia"). Neither EVERTEC nor EVERTEC Intermediate Holdings, LLC conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
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

On March 6, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR”) with Bank of America, N.A. to repurchase an aggregate of $70 million of the Company’s common stock, par value $0.01 per share, which was completed on July 9, 2024. The Company received a total of 1,984,155 shares in connection with this transaction. All of the shares received as part of the ASR were retired.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We continue to believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, which, together with the ongoing shift from cash and paper methods of payment to electronic payments will continue to generate growth opportunities for our business. For example, currently the adoption of banking products, including electronic payments, in the Latin America and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin America regions. We also benefit from the outsourcing of technology systems and processes trend for financial institutions and government. Many medium- and small-size institutions in the Latin America markets in which we operate have outdated systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year MSA, and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (as amended, the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company's largest customer and for the nine months ended September 30, 2024 approximately 31% of our revenues were generated from this relationship.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

	Three months ended September 30,
In thousands	2024	2023	Variance

Revenues	$211,795	$173,198	$38,597	22%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	102,497	81,280	21,217	26%
Selling, general and administrative expenses	34,097	30,437	3,660	12%
Depreciation and amortization	33,660	21,919	11,741	54%
Total operating costs and expenses	170,254	133,636	36,618	27%
Income from operations	$41,541	$39,562	$1,979	5%

Revenues

Total revenue for the three months ended September 30, 2024 was $211.8 million, an increase of 22% compared with $173.2 million in the prior year period, reflecting organic growth across all of the Company's segments as well as the contribution from the Sinqia acquisition completed in the fourth quarter of 2023. Merchant acquiring revenue benefited from an improvement in spread and sales volume growth. Payments Puerto Rico revenue reflected continued growth in ATH Movil Business and increased transaction volumes. Latin America revenue benefited from the Sinqia acquisition contribution as well as continued organic growth across the region. Latin America revenue also benefited from better than expected volumes in our GetNet Chile relationship, which resulted in the recognition of a one-time incremental $1.8 million in revenue, compared with the one-time $6.3 million recognized in the prior year period. Business Solutions revenue reflected increases from completed projects, primarily for Popular.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2024 amounted to $102.5 million, an increase of $21.2 million or 26% when compared to the same period in the prior year. This increase was primarily related to the increase in personnel costs, mostly due to the addition of Sinqia headcount, as well as an increase in cloud services and professional fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 amounted to $34.1 million, an increase of $3.7 million or 12% when compared to the same period in the prior year. This increase was mainly driven by an increase in personnel costs, primarily related to the addition of Sinqia headcount and an increase in equipment expenses, partially offset by lower professional fees.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2024 amounted to $33.7 million, an increase of $11.7 million or 54% when compared to the same period in the prior year. This increase was primarily driven by an increase in amortization of intangible assets created in connection with the Sinqia acquisition.

Non-Operating Expenses

	Three months ended September 30,
In thousands	2024	2023	Variance

Interest income	$3,696	$1,926	$1,770	92%
Interest expense	(18,704)	(5,709)	(12,995)	228%
Loss on foreign currency remeasurement	(1,112)	(2,806)	1,694	(60)%
Loss on foreign currency swap	—	(29,225)	29,225	(100)%
Earnings from equity method investments	1,099	1,197	(98)	(8)%
Other income, net	389	153	236	154%
Total non-operating expenses	$(14,632)	$(34,464)	$19,832	(58)%

Non-operating expenses for the three months ended September 30, 2024 decreased by $19.8 million to $14.6 million when compared to the same period in the prior year. The decrease was mainly related to the impact in the prior year of the loss on foreign currency swap of $29.2 million, an increase in interest income of $1.8 million and a decrease in foreign currency remeasurement loss of $1.7 million. This impact was partially offset by an increase in interest expense resulting from the incremental debt raised to finance the Sinqia acquisition.

Income Tax Expense

	Three months ended September 30,
In thousands	2024	2023	Variance
Income tax expense (benefit)	$1,707	$(4,858)	$6,565	(135)%

Income tax expense for the three months ended September 30, 2024 amounted to $1.7 million, compared to an income tax benefit in the prior year quarter of $4.9 million. The effective tax rate for the period was 6.3%, compared with (95.3%) in the comparable 2023 period. The increase in the effective tax rate was primarily driven by the foreign currency hedge loss of $29.2 million in the prior year, which created a deferred tax benefit of $10.9 million, treated as a discrete item, partially offset by the impact of higher interest expense resulting from the incremental debt raised as part of the Sinqia acquisition.

Comparison of the nine months ended September 30, 2024 and 2023

	Nine months ended September 30,
In thousands	2024	2023	Variance

Revenues	$629,091	$500,088	$129,003	26%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	302,426	238,149	64,277	27%
Selling, general and administrative expenses	107,910	83,834	24,076	29%
Depreciation and amortization	101,051	63,680	37,371	59%
Total operating costs and expenses	511,387	385,663	125,724	33%
Income from operations	$117,704	$114,425	$3,279	3%

Revenues

Total revenues for the nine months ended September 30, 2024 was $629.1 million, an increase of 26% compared with $500.1 million in the same period in the prior year. The revenue increase was primarily driven by the same factors explained above for the quarter in addition to growth across several lines of business in the Business Solutions segment.

Cost of Revenues

Cost of revenues for nine months ended September 30, 2024 amounted to $302.4 million, an increase of $64.3 million or 27% when compared to the same period in the prior year. The increase during the nine month period was primarily driven by the same factors explained above for the quarter as well as an increase in costs of sales in connection with the increase in revenues from Business Solutions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for nine months ended September 30, 2024 amounted to $107.9 million, an increase of $24.1 million or 29% when compared to the same period in the prior year. This increase was mainly driven by the same factors explained above for the quarter as well as an increase in equipment expenses partially offset by lower professional fees.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2024 amounted to $101.1 million, an increase of $37.4 million or 59% when compared to the same period in the prior year. This increase was primarily driven by the same factors explained above for the quarter as well as amortization expense for intangibles created as part of the paySmart acquisition and an increase in software amortization for internally developed software.

Non-Operating Expenses

	Nine months ended September 30,
In thousands	2024	2023	Variance

Interest income	10,274	5,162	$5,112	99%
Interest expense	(57,352)	(16,992)	(40,360)	238%
Loss on foreign currency remeasurement	(3,164)	(7,337)	4,173	(57)%
Loss on foreign currency swap	—	(29,225)	29,225	(100)%
Earnings of equity method investment	3,266	3,828	(562)	(15)%
Other income, net	6,484	2,754	3,730	135%
Total non-operating expenses	$(40,492)	$(41,810)	$1,318	(3)%

Non-operating expenses for the nine months ended September 30, 2024 decreased by $1.3 million to $40.5 million when compared to the same period in the prior year. The decrease was mainly related to the loss on foreign currency swap in the prior year of $29.2 million, an increase in interest income of $5.1 million, a decrease in foreign currency losses from remeasurement of $4.2 million and an increase in other income of $3.7 million mainly related to gain on the sale of equity securities, partially offset by an increase of $40.4 million in interest expense resulting from the incremental debt raised to finance the Sinqia acquisition.

Income Tax Expense

	Nine months ended September 30,
In thousands	2024	2023	Variance
Income tax expense	$3,100	$4,546	$(1,446)	(32)%

Income tax expense for the nine months ended September 30, 2024 amounted to $3.1 million relatively flat when compared to the same period in the prior year. The effective tax rate for the period was 4.0%, compared with 6.3% in the comparable 2023 period. The decrease in the effective tax rate is driven by the higher interest expense resulting from the incremental debt raised as part of the Sinqia acquisition, coupled with the reversal of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation, partially offset by the foreign currency hedge loss of $29.2 million in the prior year, which created a deferred tax benefit of $10.9 million.

Segment Results of Operations

The Company operates in four business segments: Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions, Merchant Acquiring, and Business Solutions.

The Payment Services - Puerto Rico & Caribbean segment revenues are composed of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

Comparison of the three months ended September 30, 2024 and 2023

Payment Services - Puerto Rico & Caribbean

	Three months ended September 30,
In thousands	2024	2023
Revenues	$52,755	$51,600
Adjusted EBITDA	28,352	30,356
Adjusted EBITDA Margin	53.7%	58.8%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended September 30, 2024 increased by $1.2 million to $52.8 million when compared to the same period in the prior year. The increase in revenues was primarily driven by continued growth from ATH Movil, primarily ATH Business, as well as increase in POS transactions partially offset by lower issuing services revenue, mainly driven by lower active accounts. Adjusted EBITDA decreased by $2.0 million to $28.4 million. This decrease was primarily driven by the prior year recovery of previously recorded operational losses, and the impact from lower transactions being processed for Latin America.
Latin America Payments and Solutions

	Three months ended September 30,
In thousands	2024	2023
Revenues	$76,029	$46,155
Adjusted EBITDA	20,740	17,492
Adjusted EBITDA Margin	27.3%	37.9%

Latin America Payments and Solutions segment revenues for the three months ended September 30, 2024 increased by $29.9 million to $76.0 million when compared to the same period in the prior year. Revenues benefited from the Sinqia acquisition contribution as well as continued organic growth across the region. The segment also benefited from better than expected volumes in our GetNet Chile relationship which resulted in the recognition of a one-time incremental $1.8 million in revenue, compared with the one-time $6.3 million recognized during prior year. Adjusted EBITDA increased by $3.2 million when compared to the same period in the prior year driven by the impact from the Sinqia acquisition, which contributes at a lower margin partially offset by the impact of the one-time $6.3 million adjustment for GetNet Chile in the prior year, compared with the one-time $1.8 million in the current year, which is 100% accretive to margin.

Merchant Acquiring

	Three months ended September 30,
In thousands	2024	2023
Revenues	$45,437	$40,557
Adjusted EBITDA	18,227	15,300
Adjusted EBITDA Margin	40.1%	37.7%

Merchant Acquiring segment revenues for the three months ended September 30, 2024 increased by $4.9 million to $45.4 million when compared to the same period in the prior year. The revenue increase was primarily driven by an improvement in spread and sales volume growth. Adjusted EBITDA increased by $2.9 million to $18.2 million driven by the increase in revenues partially offset by higher processing costs from the Payment Services - Puerto Rico & Caribbean segment, an increase in the costs associated with the revenue sharing agreements and an increase in operational losses.

Business Solutions

	Three months ended September 30,
In thousands	2024	2023
Revenues	$61,103	$56,522
Adjusted EBITDA	25,504	21,122
Adjusted EBITDA Margin	41.7%	37.4%

Business Solutions segment revenues for the three months ended September 30, 2024 increased by $4.6 million to $61.1 million as compared to the prior year period. This increase was primarily driven by completed projects, mainly for Popular. Adjusted EBITDA increased by $4.4 million to $25.5 million as compared to the prior year period primarily driven by the higher revenues partially offset by higher programming and equipment expenses.

Comparison of the nine months ended September 30, 2024 and 2023

Payment Services - Puerto Rico & Caribbean

	Nine months ended September 30,
In thousands	2024	2023
Revenues	$159,985	$150,824
Adjusted EBITDA	90,062	87,415
Adjusted EBITDA Margin	56.3%	58.0%

Payment Services - Puerto Rico & Caribbean segment revenues for the nine months ended September 30, 2024 increased by $9.2 million to $160.0 million when compared to the same period in the prior year. The revenue increase was primarily related to the same drivers described for the quarter in addition to increases in transaction-processing and monitoring services provided to the Latin America Payments and Solutions segment. Adjusted EBITDA increased by $2.6 million to $90.1 million. This increase was primarily driven by the same factors explained above for the quarter as well as higher professional services.

Latin America Payments and Solutions

	Nine months ended September 30,
In thousands	2024	2023
Revenues	$224,914	$120,548
Adjusted EBITDA	54,537	41,907
Adjusted EBITDA Margin	24.2%	34.8%

Latin America Payments and Solutions segment revenues for the nine months ended September 30, 2024 increased by $104.4 million to $224.9 million when compared to the same period in the prior year. The revenue increase was primarily related to the same drivers described for the quarter and the revenue contribution from the paySmart acquisition completed in the first quarter of 2024. Adjusted EBITDA increased by $12.6 million when compared to the same period in the prior year driven by the same factors explained above for the quarter.

Merchant Acquiring

	Nine months ended September 30,
In thousands	2024	2023
Revenues	$133,855	$122,152
Adjusted EBITDA	52,695	46,569
Adjusted EBITDA Margin	39.4%	38.1%

Merchant Acquiring segment revenues for the nine months ended September 30, 2024 increased by $11.7 million to $133.9 million when compared to the same period in the prior year. The revenue increase was primarily related to the same drivers described for the quarter. Adjusted EBITDA increased by $6.1 million as compared to the prior year period driven by the same factors explained above for the quarter.

Business Solutions

	Nine months ended September 30,
In thousands	2024	2023
Revenues	$181,567	$169,188
Adjusted EBITDA	78,312	66,864
Adjusted EBITDA Margin	43.1%	39.5%

Business Solutions segment revenues for the nine months ended September 30, 2024 increased by $12.4 million to $181.6 million as compared to the prior year period. This increase was primarily driven by the same factors described for the quarter. Adjusted EBITDA increased by $11.4 million to $78.3 million as compared to the prior year period. This increase was primarily driven by the higher revenues partially offset by higher cost of sale and professional services.

Liquidity and Capital Resources

As of September 30, 2024, there were no material changes to our primary short-term and long-term requirements for liquidity and capital resources as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $194.0 million was available for borrowing as of September 30, 2024. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of September 30, 2024, we had cash and cash equivalents of $275.4 million, of which $214.0 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Nine months ended September 30,
(In thousands)	2024	2023

Cash provided by operating activities	$184,897	$158,295
Cash used in investing activities	(65,462)	(105,433)
Cash used in financing activities	(130,281)	(63,689)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(6,596)	10,716
Net decrease in cash, cash equivalents and restricted cash	$(17,442)	$(111)

Net cash provided by operating activities for the nine months ended September 30, 2024 was $184.9 million compared to $158.3 million for the same period in the prior year, an increase of $26.6 million as the Company continues to effectively manage working capital and benefits from cash generated at Sinqia.

Net cash used in investing activities for the nine months ended September 30, 2024 was $65.5 million compared to $105.4 million for the same period in the prior year, this decrease was primarily related to the acquisition of Paysmart completed in the first quarter of the prior year for $22.9 million and the purchase of equity securities in connection with the Sinqia transaction amounting to $26.5 million in the prior year, partially offset by an increase in additions to software and purchases of property, plant and equipment of $19.2 million and the proceeds from the sale of equity securities of $6.1 million.

Net cash used in financing activities for the nine months ended September 30, 2024 was $130.3 million compared to $63.7 million for the same period in the prior year. The increase in cash used in financing activities was primarily driven by an increase in share repurchases of $58.7 million including the impact of the ASR, cash used to pay down other financing agreements of $7.0 million, a $4.0 million increase in withholding taxes paid on share-based compensation and $3.7 million paid in other financing activities partially offset by cash used to pay down the Revolving Facility for $14.0 million in the prior year.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the nine months ended September 30, 2024 and 2023, we invested approximately $69.8 million and $50.6 million in our capital resources, respectively. Generally, we fund capital expenditures with cash generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 15, 2024, April 18, 2024 and July 18, 2024, respectively, the Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 15, 2024, June 7, 2024 and September 6, 2024 to stockholders of record as of the close of business on February 27, 2024, April 29, 2024 and July 29, 2024.

On October 17, 2024, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on December 6, 2024 to stockholders of record as of the close of business on October 28, 2024. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Financial Obligations

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027. On October 30, 2023, Evertec, EVERTEC Group and other Loan Parties (as defined in the Existing Credit Agreement) party thereto, entered into a first amendment (the “Amendment”) to the credit agreement, dated as of December 1, 2022 (the “Existing Credit Agreement,” and as amended by the Amendment, the “Amended Credit Agreement”), with a syndicate of lenders and Truist, as administrative agent and collateral agent. Under the Amended Credit Agreement, a syndicate of financial institutions and other lenders provided (i) additional term loan A commitments in the amount of $60.0 million and (ii) a new tranche of term loan B commitments in the amount of $600.0 million (the “TLB Facility,” and together with the Incremental TLA Facility, the “Facilities”). The $600.0 million term loan B facility matures on October 30, 2030. Unless otherwise indicated, the terms and conditions detailed below apply to both TLA facility and TLB facility. In the fourth quarter of 2023, the Company prepaid $60 million of the outstanding balance on TLB facility.

At September 30, 2024, the unpaid principal balance of the TLA Facility and TLB Facility were $435.6 million and $540.0 million, respectively. The additional borrowing capacity for the Revolving Facility at September 30, 2024 was $194.0 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At September 30, 2024 and December 31, 2023, the unpaid principal balance of these agreements amounted to $11.4 million and $19.5 million, respectively. Obligations bear interest at rates ranging from 2% to 12% with maturities ranging from October 2024 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Notes Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of September 30, 2024, the outstanding principal balance of the note payable on a discounted basis was $7.1 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2024, the Company has four interest rate swap agreements, which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income (loss).

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2018 Swap	April 2020	November 2024	$250 million	1-month SOFR	2.929%
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

As of September 30, 2024, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $0.7 million and a liability of $9.0 million. As of December 31, 2023, the carrying amount of the derivatives included on the Company's consolidated balance sheet was an asset of $4.4 million and a liability of $0.9 million. The fair value of these derivatives is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 to the Unaudited Condensed Consolidated Financial Statements for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2024 the Company reclassified gains of $2.5 million and $6.6 million, respectively, from accumulated other comprehensive income (loss) into interest expense compared to gains of $1.6 million and $4.0 million, respectively, for the corresponding periods in 2023. Based on expected SOFR rates, the Company expects to reclassify gains of $1.3 million from accumulated other comprehensive (loss) income into interest expense over the next 12 months.

Covenant Compliance

As of September 30, 2024, the total secured net leverage ratio was 2.24 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
(In thousands, except per share information)	2024	2023	2024	2023	September 30, 2024
Net income	$25,202	$9,956	74,112	68,069	$85,919
Income tax expense	1,707	(4,858)	3,100	4,546	4,031
Interest expense, net	15,008	3,783	47,078	11,830	59,057
Depreciation and amortization	33,660	21,919	101,051	63,680	130,992
EBITDA	75,577	30,800	225,341	148,125	279,999
Equity income (1)	1,929	1,834	(238)	(797)	(1,386)
Compensation and benefits (2)	7,595	6,970	23,186	21,516	30,982
Transaction, refinancing and other (3)	1,176	36,249	165	44,092	9,618
Loss on foreign currency remeasurement (4)	1,112	2,806	3,164	7,337	4,103
Adjusted EBITDA	87,389	78,659	251,618	220,273	323,316
Operating depreciation and amortization (5)	(16,293)	(13,061)	(45,732)	(38,265)	(60,380)
Cash interest expense, net (6)	(13,908)	(3,755)	(43,749)	(11,575)	(56,460)
Income tax expense (7)	(1,234)	(9,447)	(3,298)	(25,855)	(6,481)
Non-controlling interest (8)	(535)	50	(1,601)	96	(1,954)
Adjusted net income	$55,419	$52,446	$157,238	$144,674	$198,041
Net income per common share (GAAP):
Diluted	$0.38	$0.15	$1.11	$1.04
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.86	$0.80	$2.41	$2.20
Shares used in computing adjusted earnings per common share:
Diluted	64,719,129	65,779,259	65,316,948	65,705,596

1)Represents the elimination of non-cash equity earnings from our equity investments, net of dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses, the elimination of realized gains from the change in fair market value of equity securities and the foreign currency swap loss.
4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.
5)Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.
6)Represents interest expense, less interest income, as they appear on the condensed consolidated statements of income and comprehensive income (loss), adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. Based upon a sensitivity analysis of our outstanding debt on September 30, 2024, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of September 30, 2024, under the secured credit facilities, would increase our annual interest expense by approximately $4.3 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of September 30, 2024, the Company has four interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the three and nine months ended September 30, 2024, the Company recognized non-cash unrealized foreign currency remeasurement losses of $1.1 million and $3.2 million, respectively, compared to losses of $2.8 million and $7.3 million, respectively for the same periods in 2023. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. As of September 30, 2024, the Company had $60.6 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income compared with a favorable foreign currency translation adjustment of $14.8 million as of December 31, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, the Company’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three month period ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
9/1/2024-9/30/2024	374,091	32.86	374,091
	374,091	$32.86	374,091	$137,700,000

(1) On March 4, 2024, the Company announced that its Board approved an increase to the current stock repurchase program, authorizing the purchase of up to an aggregate of $220 million of the Company’s common stock and an extension to the expiration of the program to December 31, 2025. Under the repurchase program, the Company may repurchase shares in the open market, through accelerated share repurchase programs, Rule 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

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

EVERTEC, Inc. (Registrant)

Date: November 8, 2024	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)