Form 10-K
period 2024-12-31
EVERTEC, Inc.
filed 2025-03-03
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $1,400,653,424 based on the closing price of $33.25 as of the close of business on June 30, 2024.
As of February 20, 2025, there were 63,614,077 outstanding shares of common stock of EVERTEC, Inc.
Documents Incorporated by Reference:

Specifically identified portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

EVERTEC, Inc.
2024 Annual Report on Form 10-K

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
•our ability to renew our client contracts on terms favorable to us, including but not limited to the current term and any extension of the A&R MSA with Popular and Amended and Restated Independent Sales Organization Sponsorship and Services Agreement (the “A&R ISO Agreement”) with Banco Popular;
•our reliance on our information technology systems, employees and certain suppliers and counterparties, and certain failures or disruptions in those systems or chains could materially adversely affect our operations;
•the risk of security breaches or other confidential data theft from our systems;
•our ability to recruit, retain and develop qualified personnel;
•fraud by merchants or others;
•the credit risk of our merchant clients, for which we may also be liable;
•our use of artificial intelligence (“AI”) and machine learning tools and the evolving regulatory framework governing such technology;
•a decreased client base due to consolidations and/or failures in the financial services industry;
•our ability to comply with existing and future rules and regulations in the jurisdictions in which we operate;
•a reduction in consumer confidence, whether as a result of a global economic downturn or otherwise, which leads to a decrease in consumer spending;
•our dependence on payment card network or other network rules, standards or fees;
•the geographical concentration of our business in Puerto Rico, including our business with the government of Puerto Rico and its instrumentalities, which are facing fiscal challenges and the effects of potential natural disasters;
•risks associated with our presence in international markets, including global political, social and economic instability;
•operating an international business in Latin America, Puerto Rico and the Caribbean, in jurisdictions with potential political and economic instability;
•the impact of exposure to foreign exchange fluctuations and capital controls on our costs, earnings and the value of some of our assets; our ability to protect our intellectual property rights against infringement and to defend ourselves against potential intellectual property infringement claims and the potential impact on our business of such claims, whether or not correct;
•the possibility that we could lose our preferential tax rate in Puerto Rico;
•the possibility that we may not realize the anticipated benefits of our merger with Sinqia;
•the effect of purchases of our common stock pursuant to our stock repurchase plan on the value of our common stock;

•the impact of our leverage on our ability to raise additional capital, that our leverage may limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our substantial indebtedness, and that we and our subsidiaries may be able to incur significant additional indebtedness, which could further increase such risks; and
•the other factors set forth under "Part I, Item 1A. Risk Factors" in this Report.

The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, and should, therefore, be considered in light of various factors, including those set forth under “Part I, Item 1A. Risk Factors,” in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These forward-looking statements speak only as of the date of this Report, and, except as may be required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.
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

INDUSTRY AND MARKET DATA
This Report includes industry data that we obtained from periodic industry publications, including the 2025 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Report also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analysis and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements and Risk Factor Summary” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Part I
Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis and, (b) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group; EVERTEC Dominicana, SAS; Evertec Chile Holdings SpA; Evertec Chile SpA; Evertec Chile Global SpA; Evertec Chile Servicios Profesionales SpA; Tecnopago España SL; Paytrue S.A.; Caleidon; S.A.; Evertec Brasil Solutions Informática S.A. ("EVERTEC BR"); EVERTEC Panamá, S.A.; EVERTEC Costa Rica, S.A. (“EVERTEC CR”); Zunify Payments Ltda; EVERTEC Guatemala, S.A.; Evertec Colombia, SAS;, EVERTEC USA, LLC; OPG Technology Corp.; Evertec Placetopay, SAS ("PlacetoPay"); BBR Chile, SpA and BBR Perú, S.A.C.,(collectively "BBR"); Paysmart Pagamentos Eletronicos Ltda, Issuer Holding Ltda. and Issuer Instituição de Pagamentos Ltda (collectively "paySmart"); EVERTEC México Servicios de Procesamiento, S.A. de C.V.; Sinqia S.A.,Torq. Inovação Digital Ltda, Sinqia Tecnologia Ltda., Homie do Brasil Informática S.A., Rosk Software S.A., Lote 45 Participações S.A., and Compliasset S.A. (collectively "Sinqia"); Grandata, Inc., Grandata Mexico, S.A. de C.V., Grandata USA, Inc. and Big Data Analytics SA (collectively "Grandata"); and Nubity S.R.L., Nubity Inc. and Nubity Cloud, S.A.P.I. de C.V. (collectively "Nubity"). Neither EVERTEC nor EVERTEC Intermediate Holdings, LLC conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

Company Overview

EVERTEC is a leading full-service transaction-processing business and financial technology provider in Latin America, Puerto Rico and the Caribbean, providing a broad range of merchant acquiring, payment services and business solutions. We believe we are one of the largest merchant acquirers in Latin America based on total number of transactions and we also believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries out of 24 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading debit networks in Latin America. We process over ten billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and a comprehensive suite of services for core banking, cash processing, fulfillment in Puerto Rico and a "one stop shop" access to products for the financial sector in Latin America, which includes solutions such as core banking, investments, asset management, pension funds and consortium. Additionally, we offer managed services, managed security services and payment transactions fraud monitoring to all the regions we serve. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin America region.

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
•Our ability to serve customers with disparate operations in several geographies with technology solutions that enable them to manage their business as one enterprise; and
•Our ability to capture and analyze data across the transaction-processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one part of the transaction-processing value chain (such as only merchant acquiring or only issuing services).

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

For the year ended December 31, 2024, approximately 31% of our revenue was generated from our relationship with Popular. The revenue concentration with Popular makes our MSA with them our most significant client contract.

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—
Factors and Trends Affecting the Results of Our Operations - Relationship with Popular.”

Recent Acquisitions

In October 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Grandata, Inc ("Grandata"). Grandata is a data analytics company operating in Mexico that specializes in leveraging behavioral data to provide credit risk insights, with a focus on underbanked populations.

In November 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Nubity, Inc ("Nubity"). Nubity is a cloud services provider based in Mexico, specializing in AWS cloud infrastructure management, DevOps, and cloud-native application solutions for clients across Latin America.

We plan on leveraging our existing client base to accelerate the growth of these acquisitions similar to what we have been able to do with other business acquisitions.

Industry Trends

Accelerated Shift to Digital Payment Methods

In recent years, consumer preference has accelerated its shift away from cash and paper payment methods, noting increased demand for omni-channel payment services that facilitate cashless and contactless transactions. The ongoing migration to digital payment methods continues to benefit the transaction-processing industry globally. Technologies such as contactless payments, QR codes, tap-on-phone, mobile commerce, “e-wallets” and advanced and smart POS devices continue to drive the shift away from cash and other traditional payment methods. The Company has benefited from an increase in transaction volumes for these types of payment solutions. As consumers and merchants increase demand for contactless and mobility-based solutions, the Company has continued to innovate and invest, expanding the footprint and functionality of digital solutions such as Placetopay (e-commerce gateway), our wallet ATH Movil and ATH Business, and Paystudio our issuing and acquiring processing platform. Additionally, aligned with this trend, the Company has also developed PIX 2.0 to take advantage of Brazil's fastest instant money transfer system called PIX. We believe that the ongoing shift to digital payments will continue to generate substantial growth opportunities for our business.

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

The markets in which we operate, particularly in the Latin America region, continue to grow as consumers and businesses adopt digital payment schemes. Innovation and the introduction of new payment methods, such as digital wallets and QR codes, has also boosted the use of non-cash methods of payment. In 2024, non-cash transaction in Latin America, which has been a historically cash heavy economy, amounted to approximately 133 billion, representing a 23.2% growth spike. Non-cash transaction volumes are expected to grow to 340.7 million in 2028 from 109.2 million in 2022 according to the 2025 World Payments report. Latin America is experiencing a surge in instant payments, driven by Pix in Brazil, Redcompra in Chile, ACH in Colombia, among others, that is revolutionizing the manner in which business and people transact. Pix in Brazil was the fastest growing payment method, with a approximate 26% CAGR from 2021 to 2023. From the B2B perspective, non-cash transaction volumes for commercial payments are expected to grow from 17.3 million in 2022 to 75.5 million in 2028. The region’s fintech sector is also driving change via new contactless payment technologies that are becoming popular alternatives to cash payments. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

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

Our Competitive Strengths

Market Leadership in Latin America and the Caribbean

We believe we have an inherent competitive advantage relative to competitors based on our first-hand knowledge of the Latin American and Caribbean markets and technology needs, language, and culture. We have built leadership positions across the transaction-processing value chain and the financial technology space in the key geographic markets that we serve, which we believe will enable us to continue to penetrate our core markets and provide advantages to enter new ones. We own and operate the ATH network, which we believe is one of the leading debit networks in Latin America. According to management’s estimates, ATH branded products are the most frequently used electronic method of payment in Puerto Rico. We own Sinqia, which we believe is one of the leading providers of technology for financial institutions in Brazil. Our scale and customer base of top tier financial institutions and government entities ensures we are the leading card issuer and core bank processors in the Caribbean and the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean. We believe our competitive position and brand recognition increases card acceptance, driving usage of our proprietary network, and presents opportunities for future strategic relationships.

Broad and Deep Customer Relationships and Recurring Revenue Business Model

We have built a strong and long-standing portfolio of financial institution, merchant, fintech, corporate and government customers across Latin America and the Caribbean, which provides us with a reliable, recurring revenue base and powerful references that have helped us expand into new businesses, new channels and geographic markets. Most of the revenue generated from each of our segments, Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions and Merchant Acquiring segments, as well as certain business lines representing the majority of our Business Solutions are recurring in nature. We receive recurring revenues from services based on our customers’ on-going daily commercial activity such as hosting accounts and information on our servers, processing financial products (credits, investments, foreign exchange, mutual funds, consortium) and processing everyday payments at grocery stores, gas stations and similar establishments. We generally provide these services under one to five-year contracts, often with automatic renewals. We also provide a few project-based services that generate non-recurring revenues in our Business Solutions segment and our Latin America Payments and Solutions segment, such as IT consulting for a specific project or integration or one-time license sales. Additionally, we provide a number of critical payment services, core banking services, managed services and managed security services to Popular as part of the A&R MSA through September 2028 and benefit from the bank’s distribution network and continued support. Through our long-standing and diverse customer relationships, we can gain valuable insight into trends in the marketplace that allows us to identify new market opportunities. In addition, we believe the recurring nature of our business model provides us with revenue and earnings stability.

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our scalable, end-to-end technology platforms that allow us to provide a broad range of transaction-processing services and develop and deploy technology solutions for our customers at low incremental costs and increasing operating efficiencies. We have spent over $361 million over the last five years on technology investments, including POS terminals, enhancements to the functionality and capacity of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

Experienced Management Team with a Strong Track Record of Execution

We have grown our revenue organically and inorganically which has enabled us to introduce new products and services and expand our geographic footprint throughout Latin America. We have a proven track record of creating value from operational and technology improvements and capitalizing on cross-selling opportunities. EVERTEC’s management team brings many years of industry experience, with long-standing leadership at the operating business level and collectively benefits from an average of over 20 years of industry experience. We believe our leadership team is well positioned to continue to drive growth across business lines and regions.

Our Growth Strategy

We intend to grow our business by continuing to execute on the following business strategies:

Continue Cross-Sales to Existing Customers

We seek to grow revenue by selling additional products and services to our existing merchant, financial institution, corporate and government customers. We intend to broaden and deepen our customer relationships by leveraging our full suite of end-to-end technology solutions. We have also been successful exporting our regional products into the different markets in which we operate, tailoring to the specific needs and regulatory environments of each. We continue to believe that there is opportunity to cross-sell our financial technology solutions and our payment products. We will also seek to continue to cross-sell value-added services into our existing client base.

Leverage Our Franchise to Attract New Customers in the Markets We Currently Serve

We intend to attract new customers by leveraging our comprehensive product and services offering, the strength of our brand and our leading end-to-end technology platform. Furthermore, we believe we are well positioned to develop new products and services and take advantage of our access and position in markets we currently serve. For example, in markets we serve outside of Puerto Rico, we believe there is a good opportunity to penetrate small to medium and some larger financial institutions, fintech companies and medium to large retailers with our products and services.

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

We plan to continue investing and growing our merchant, financial institution, fintech, corporate and government customer base by investing in core products, including (i) processing platforms, such as Paystudio, (ii) data and fraud management solutions, such as Risk Center, Scudo and 3DS, (iii) merchant capture channels, such as ATH Movil for person-to-person, and person-to-merchant digital transactions, PVOT for Smart POS and Placetopay for card-not-present and omni-channel experiences, (iv) Sinqia suite of products for Financial Institutions. We also invest in value-added services such as API enablement, tokenization, loyalty, digital on-boarding, artificial intelligence and predictive models. We intend to continue to focus on these and some of the new products added to our portfolio thru acquisitions to take advantage of our leadership position in the transaction-processing and financial services industry in the Latin American and Caribbean region.

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

Business Solutions

We serve our financial institutions, corporate and government customers with a wide suite of business process management solutions, some of which used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature and digital collection, as well as network hosting and management, IT consulting, business process outsourcing, item and cash processing, and fulfillment. In addition, we believe we are the only non-bank provider of cash processing services to the U.S. Federal Reserve in the Caribbean as well as the leading provider of a "one stop shop" set of products for the financial sector in Brazil.

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

In business solutions, our main competition includes internal technology departments within financial institutions, retailers, data processing or software development departments of large companies, large technology and consulting companies, and/or financial technology providers, such as Fidelity National Information Services, Inc., Jack Henry & Associates, Inc., CGI Inc., HCL Technologies Limited, and Fiserv, Inc., Totvs S.A., and Stefanini S.A. The main competitive factors are organizational capabilities, portfolio comprehensiveness, price, system performance and reliability, system functionality, security, service capabilities, and disaster recovery and business continuity capabilities.

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

We seek to protect our intellectual property rights by securing appropriate statutory intellectual property protection in the relevant jurisdictions. We also protect proprietary know-how and trade secrets through our confidentiality policies, licenses, programs, and contractual agreements. However, we cannot guarantee that all applicable parties have executed such agreements. Such agreements can also be breached, and we may not have adequate remedies for such breach.

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

People and Culture

On December 31, 2024, we had approximately 4,800 employees, 46% located in Brazil, 27% in Puerto Rico and the United States, and 27% located across Latin America and the Caribbean, including the Dominican Republic, Mexico, Guatemala, Costa Rica, Panama, Colombia, Chile, Peru and Uruguay.

In Brazil, we have approximately 2,000 unionized employees covered by industry-specific collective agreements. These agreements align with both industry standards and Brazilian labor laws to establish a fair and transparent framework for employment. We believe they contribute to a positive and collaborative work environment, supporting the overall success and sustainability of our operations in Brazil.

None of our other employees are otherwise represented by any labor organization. Our company has maintained a strong record of operational continuity, having never experienced any work stoppages related to employee matters. By fostering open communication, proactive engagement, and fair employment practices, we strive to create an environment where employee concerns are addressed promptly and effectively.

Inclusion and Belonging

Our culture is built on our core values, including a strong commitment to inclusion and belonging, an essential driver of innovation and brilliant ideas. We strive to integrate, leverage, and promote a sense of belonging across generations, cultures, abilities, and lifestyles to develop creative solutions that address our client's needs, while positively impacting our communities and business outcomes.

We foster an inclusive culture across our people, products, and services. Our regional model enables us to incorporate a variety of perspectives, ensuring that mindsets from a variety of backgrounds are reflected in our business strategies and decisions.

We estimate our workforce is approximately 35% female and approximately 65% male, and we believe our female representation is above the technology industry average. Additionally, due in large to the location of our employee base, approximately 99% of our employees and 90% of our managers are Latino.

Additionally, we periodically conduct gender gap pay analyses for our employee population.

Employee Engagement

Fostering strong employee engagement is a key component of our high-performance culture. We take a multifaceted approach to creating an environment where our workforce feels valued, heard, and motivated. Regular employee surveys are central to our strategy, providing a structured platform to gather feedback on various aspects of the workplace, including job satisfaction, communication, and opportunities for growth.

Additionally, our internal newsletters on Evertec’s intranet are thoughtfully curated to feature relevant content, recognizing achievements, highlight milestones, and spotlighting employee contributions. Continuous team meetings and town halls further facilitate open communication, allowing for transparent discussions about company goals, challenges, and future initiatives.

As part of our commitment to recognizing and rewarding excellence, we have an employee recognition program called "Valoro". This program includes a platform that allows us to acknowledge employees for their outstanding work and embodiment of our corporate values. Also, twice per year, we recognize employees who perform exceptionally in special projects. Additionally, we honor our top talent with the prestigious Chairman Award, the highest recognition within the Company, celebrating our top talent.

By combining these initiatives, we aim to foster a dynamic and inclusive environment that promotes employee engagement, fosters a sense of community, and empowers our team members to actively contribute to the success of the organization. We strive to continually refine and expand these efforts to promote the overall well-being of the organization.

Recruiting and Development Initiatives

Evertec actively aims to draw from the broadest feasible talent pool, regardless of background, and is an equal opportunity employer, committed to hiring the most qualified candidates for available positions. We promote based on merit. The Company currently offers a hybrid (on site/remote) work environment to most of our workforce, in order to provide flexibility for our employees.

Evertec is dedicated to equipping our employees with the tools they need for career development. Our Evertec University platform offers learning opportunities to our workforce, featuring a curriculum that includes both online courses and external training. As part of our organizational development framework, we have developed a leadership program that includes a 360-degree assessment, feedforward sessions, a leadership on-boarding program and a leadership academy. The Talent Development program identifies emerging leaders within the organization and equips them with training and development opportunities to prepare them as successors for senior management. Aligned with our Wellness core value, as part of our health and wellness educational programs, we offer company wide health and safety educational sessions, with on-site clinics and external health consultations by healthcare professionals.

Our People and Culture values are aligned with our commitment to environmental, social and governance (ESG) principles. For more information, refer to our 2024 ESG Summary available on our website at https://ir.evertecinc.com/ESG as well as Vision, Mission and Values section in our most recent proxy statement. Nothing on our website shall be deemed incorporated by reference into this Report.

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

Privacy and Information Security Regulations

We and our financial institution clients are required to comply with various U.S. state, federal and foreign privacy laws and regulations, including those imposed under the Gramm-Leach-Bliley Act of 1999 which applies directly to a broad range of financial institutions and to companies that provide services to financial institutions. These laws and regulations place restrictions on the collection, processing, storage, use and disclosure of certain personal information, require disclosure to individuals of detailed privacy practices and provide them with certain rights to prevent the use and disclosure of protected information. The regulations, however, permit financial institutions to share information with non-affiliated parties who perform services for the financial institutions. These laws also impose requirements for safeguarding personal information through the issuance of data security standards or guidelines. Certain state laws impose similar privacy obligations, as well as, in certain circumstances, obligations to provide notification to affected individuals, states officers and consumer reporting agencies, as well as businesses and governmental agencies that own data, of security breaches of computer databases that contain personal information. In addition, U.S. state and federal government agencies have been contemplating or developing new initiatives to safeguard privacy and enhance data and information security. Some foreign privacy laws may be stricter than those applicable under U.S. federal, state, or Puerto Rican law. The Brazilian General Data Protection Law contains specific provisions and requirements related to the processing, collection, storage and use of personal data of individuals in Brazil. As a provider of services to financial institutions, we are required to comply with applicable privacy and cybersecurity regulations and are bound by the same limitations on disclosure of the information received from our customers as applied to the financial institutions themselves. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.”

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

Geographic Concentration

For the year ended December 31, 2024, 64% of revenues were generated from our business in Puerto Rico, while the remaining 36% was generated from Latin America and the Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala, Colombia, Chile, Uruguay, Brazil, Peru and Panamá. The Caribbean primarily represents the Dominican Republic and the U.S. and British Virgin Islands. See Note 26 to the Audited Consolidated Financial Statements included elsewhere in this Report for additional information related to geographic areas.

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

Item 1A. Risk Factors

Readers should carefully consider, in connection with other information disclosed in this Report, the risks and uncertainties described below. The following discussion sets forth risks that we believe are material to our stockholders and prospective stockholders. The occurrence of any of the following risks might cause our stockholders to lose all or a part of their investment in our Company. Some statements contained in this Report, including statements in the following risk factors section, constitute forward-looking statements. Please also refer to the section titled “Forward- Looking Statements and Risk Factor Summary” at the beginning of this Report.

Risks Related to Our Business

Our services to Banco Popular, our largest customer, account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. If Popular were to terminate or fail to make required payments under the A&R MSA, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse effect.

For the year ended December 31, 2024, approximately 31% of our revenue was attributable to Banco Popular, a wholly-owned subsidiary of Popular. The A&R MSA by and among Popular, Banco Popular de Puerto Rico and EVERTEC Group, is our most significant client contract, and was amended and restated to include a term ending in 2028. If Popular were to terminate or fail to make required payments under the A&R MSA, or our other material agreements with Popular, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse impact on our financial condition and results of operations.

If we are unable to maintain our merchant relationships and our alliance with Popular, our business may be materially adversely affected.

Growth in our merchant acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our existing commercial relationship with Banco Popular. A substantial portion of our business is generated from our Amended and Restated Independent Sales Organization Sponsorship and Services Agreement (the “A&R ISO Agreement”) with Banco Popular, which was amended and restated in July 2022, among other things, to extend its term to end in 2035.

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

If we are unable to renew or negotiate extensions for our A&R MSA with Popular, A&R ISO Agreement with Banco Popular and A&R ATH Network Participation Agreement with Banco Popular (together with its ATH Support Schedule, the “A&R BPPR ATH Agreement”), or if we are required to provide significant concessions to Popular or Banco Popular to secure extensions or otherwise, our ability to renegotiate our debt, secure additional debt, results of operations, financial condition and trading price of our common stock may be materially adversely affected.

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

Our A&R ISO Agreement with Banco Popular, which sets our merchant acquiring relationship with Popular, includes revenue sharing provisions with Popular. Banco Popular sponsors us as an independent sales organization with respect to certain payment card network and is required to exclusively refer to us any merchant that inquires about the service, requests or otherwise shows interest in merchant and other services. If the A&R ISO Agreement is not renewed, we will have to seek other card association sponsors, we will not benefit from Banco Popular referral of merchants and we may experience the loss of some merchants if Banco Popular itself enters the merchant acquiring business or agrees to sponsor another independent sales organization. Any of these events may negatively impact our financial condition and results of operations.

Under such agreements, among other things, we provide Banco Popular certain ATM and POS services in connection with our ATH network; we grant a license to use the ATH logo, word mark and associated trademarks; and Banco Popular agrees to support, promote, and market the ATH network and brand and to issue debit cards bearing the symbol of the ATH network. If one or both of the A&R BPPR ATH Agreements are not extended, our ATH brand and network could be negatively impacted, and our financial condition and results of operations also be materially adversely affected.

The A&R MSA, A&R ISO Agreement, and A&R BPPR ATH Agreement, amended and restated in July 2022, have terms ending in 2028, 2035, and 2030, respectively.

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

We also depend on our payment processing clients to comply with their contractual obligations, applicable laws, regulatory requirements and payment card networks rules or standards. A client’s failure to comply with any such laws or requirements could force us to declare a breach of contract and terminate the client relationship. The termination of such contracts or relationships, as well as any inability to collect any damages caused, could have a material adverse effect on our business, financial condition, and results of operations. Additionally, any such failure by clients to comply could also result in fines, penalties or obligations imputed to EVERTEC, which could also have a material adverse effect on our business.

We rely on our information technology systems, employees and certain suppliers and counterparties, and certain failures or disruptions in those systems or chains that could materially adversely affect our operations.

We rely on computer systems, hardware, software, technology infrastructure, and online sites for both internal and external operations that are critical to our business (collectively, "IT Systems"). For example, we use our IT Systems to connect with our clients, business partners, people, and others. We own and manage some of these IT Systems, but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers also collect, store, transfer, process, and use business, personal, and financial data about our own business, clients, employees, business partners, and others, including information about individuals and proprietary information belonging to our business such as trade secrets.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and data. These cybersecurity risks may arise from diverse threat actors, such as state-sponsored organizations and opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, "bugs" or other vulnerabilities in commercial software that is integrated into our (or our suppliers' or service providers') IT Systems, products or services. Additionally, hardware, applications, or services that we develop or procure from third parties may contain defects in design or manufacture or other problems that could compromise the confidentiality, integrity, or availability of our data or IT Systems. Given the nature of complex systems, software and services like ours and the scanning tools that we deploy, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or mitigating measures for all vulnerabilities at all times or guarantee that patches will be applied before vulnerabilities can be exploited by a threat actor.

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

There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with, or effective in protecting our IT Systems and data, and our systems and processes may be unable to prevent material security breaches. Security breaches, improper use of our systems, and unauthorized access to our data and information by employees and others pose a risk that data may be exposed to unauthorized persons or to the public. Such occurrences could adversely affect our business, results of operations, financial position, and reputation, and could result in litigation (including class actions) or regulatory investigations or enforcement actions.

We make extensive use of third-party service providers, including providers that store, transmit and process data. These third-party service providers are also subject to malicious attacks and cybersecurity threats that could adversely affect our business, results of operations, financial condition, and reputation. In addition, because our services are connected to or integrated with some of our customers’ systems, the circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality, integrity, and availability of our customers’ own IT Systems and sensitive information.

Many of our services are based on sophisticated software, technology, computing systems, and other IT Systems, and we may encounter delays when developing new technology solutions and services. We and our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. In particular, we have experienced actual and attempted cyber-attacks of our IT Systems, such as through phishing scams, ransomware, exploitation of vulnerabilities in our IT Systems, and other methods of attack. Even though some of these attacks have been successful, none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition but we cannot guarantee that material incidents will not occur in the future. The IT Systems underlying our services have occasionally contained, and may in the future contain, undetected errors or defects when first introduced or when new versions are released. We may experience difficulties in installing or integrating our IT Systems on platforms used by our customers. For example, in 2024, we identified a cybersecurity incident that exploited a third-party software vulnerability and resulted in unauthorized access to our IT systems that were utilized for servicing certain of our customers. We immediately activated our incident response plan and enlisted the support of third-party cybersecurity forensic experts to assist our team with the investigation. There was no impact on our operations due to the incident, which was swiftly contained and remediated following its detection without any material adverse effect on our operations or financial condition.

Our businesses are dependent on our ability to reliably process, record and monitor a large number of transactions. We settle funds on behalf of financial institutions, other businesses and consumers and process funds transactions from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments, electronic benefits transfer (“EBT”) transactions and check clearing that supports consumers, financial institutions, and other businesses. These payment activities rely upon technology infrastructure that facilitates the verification of activity with counterparties, the facilitation of the payment and, in some cases, the detection or prevention of fraudulent payments. If any of our financial, accounting, or other data processing systems or applications or other IT Systems fail or experience other significant shortcomings, our ability to serve our clients and accordingly our results of operations could be materially adversely affected. Such failures or shortcomings could be the result of events that are beyond our control, which may include, for example, computer viruses, fires, electrical or telecommunications outages, natural disasters, future disease pandemics or other public health crisis, terrorist acts, political instability, or other unanticipated damage to property or physical assets. Certain of these events may become more frequent or intense as a result of climate change or other environmental or social pressures. For more information, see our risk factor titled "Our operations, business, customers and partners could be adversely affected by climate change or other environmental or social pressures". Any such shortcoming could also damage our reputation, require us to expend significant resources to correct the defect, and may result in liability to third parties, especially since some of our contractual agreements with financial institutions require the crediting of certain fees if our systems do not meet certain specified service levels.

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

All our businesses require a wide range of expertise and intellectual capital to adapt to the rapidly changing technological, social, economic and regulatory environments. In order to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources capable of maintaining continuity in our business and the businesses we acquire, such as Sinqia. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability, and may not have the desired effect. We cannot assure that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop qualified personnel could adversely affect our business, financial condition or results of operations.

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

Certain states in the United States and most countries where we conduct our business have adopted privacy and security laws that may apply to our business. These laws generally require companies to implement specific privacy and information security controls and legal protections to protect certain types of personal information and to collect or use it subject to disclosures. Additional compliance investment and potential business process changes may continue to be required as these laws and others go into effect. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. Additionally, our customers and business partners are imposing more stringent obligations on us in the form of contracts regarding privacy and information security. Laws, rules and regulations relating to privacy and data security are, in some cases, relatively new and the interpretation and application of these laws are uncertain.

Despite our efforts, our practices may not comply, now or in the future, with all such laws, regulations, requirements, and obligations. Any failure, or perceived failure, by us to comply with our posted privacy and security-related policies or with any current or future federal or state data privacy or security-related laws, regulations, regulatory guidance, orders, or other legal obligations relating to privacy or security could adversely affect our reputation, brand and business, and may result in claims, proceedings, or actions against us by governmental entities, expose us to liabilities, or require us to change our operations and/or cease using certain data sets, and may otherwise adversely affect our financial condition and operating results. We have historically been and may continue in the future to be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy or security or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business, which could result in a material adverse effect on our business.

Fraud by merchants or others could adversely affect our business, financial condition or results of operations.

Under certain circumstances, we may be liable for certain fraudulent transactions and/or credits initiated by merchants or others. For instance, if we were to process payments for a merchant that engaged in unfair or deceptive trade practices, we may be subject to certain fines or penalties. Examples of merchant fraud include merchants or other parties knowingly using a stolen or counterfeit credit, debit or prepaid card, card number, or other credentials to record a false sales or credit transaction, processing an invalid card, selling goods or services that are considered forbidden by the payment card networks, or intentionally failing to deliver the merchandise or services sold in an otherwise valid transaction. Criminals and other misfeasors are using increasingly sophisticated methods to engage in forbidden and/or illegal activities such as counterfeiting and fraud. A single significant incident of fraud, or increases in the overall level of fraud, involving our services, could result in reputational damage to us, which could reduce the use and acceptance of our solutions and services or lead to greater regulation that would increase our compliance costs. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities, and our insurance coverage may be insufficient or inadequate to compensate us. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could adversely affect our business, financial condition or results of operations.

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

Changes in technology may limit the competitiveness of and demand for our services. Our businesses operate in industries that are subject to technological advancements, developing industry standards and changing customer needs and preferences. Our business strategy may not effectively respond to these changes, and we may fail to recognize and position ourselves to capitalize upon market opportunities. Also, our customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these industry and customer changes in order to remain competitive within our relative markets. Doing so has historically required and will continue to require significant investment of resources in anticipating and adapting to such changes in technology. Our inability to respond to new competitors and technological advancements could impact all of our businesses. For example, the inability to adopt technological advancements surrounding POS technology otherwise generally available to merchants could have a material and adverse impact on our merchant acquiring business.

Our use of artificial intelligence and machine learning tools may subject us to additional risks and may adversely impact our reputation and the performance of our products, service offerings and business.

We currently use machine learning, artificial intelligence (“AI”), and automated decision-making technologies, including proprietary AI and machine learning algorithms throughout our business, and are making significant investments to continuously improve our use of such technologies. Our research and development of such technology remains ongoing, and AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, especially in the financial technology sector, our competitive position and business results may suffer.

AI and machine-learning models require training on datasets prior to production use, and in some instances, AI algorithms or training methodologies may be flawed. Datasets may be overbroad, insufficient, or contain biased information. Training on incomplete, inadequate, inaccurate, biased or otherwise poor quality data may result in models failing to provide acceptable results. Content generated by AI systems also may be offensive, illegal, or otherwise harmful. Further, such content may appear correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our users, harm our reputation and business, and expose us to liability. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals, users, or society, or result in our products and services not working as intended. Human review of certain outputs may be required. Our implementation of AI systems could result in legal liability, regulatory action, brand, reputational, or competitive harm, or other adverse impacts that could adversely affect our business, financial condition, cash flows and results of operations.

In addition, certain AI and machine-learning models that we utilize may incorporate data and inputs from third-party sources. If third parties allege that our AI and machine learning models violate copyright law, or that our use of training data violates applicable law or the rights of a third party, we may be subject to legal liability or we may be forced to retrain our models or different datasets, which could result in unexpected costs, and adversely affect the availability of our offerings, their reliability, or otherwise make them less useful for their intended uses.

The regulatory framework governing the use of AI and machine learning technology is rapidly evolving, and we cannot predict how future legislation and regulation will impact our ability to offer products or services that we develop which leverage artificial intelligence and machine learning technology.

Our business relies on machine learning, AI, and automated decision-making technologies. The regulatory framework for AI and machine learning technology is rapidly evolving, and many federal, state, and foreign governments have introduced or are currently considering new laws and regulations relating to such technology. As a result, implementation standards and enforcement practices are also likely to remain uncertain for the foreseeable future, and we cannot determine the impact future laws, regulations, or standards may have on our business, or how best to respond to them in future.

Any failure or perceived failure by us to comply with AI technology-related laws, rules, and regulations could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity, and an erosion of trust. Moreover, it is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI and machine learning technologies for our business, or require us to change the way we use AI and machine learning technologies in a manner that negatively affects our businesses. If any of these events were to occur, our business, financial condition, cash flows and results of operations could be materially adversely affected.

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

If the number of electronic and digital payment transactions of the type we process does not continue to grow, if there are other, more attractive emerging means of payments or if businesses or consumers discontinue adopting our services, it could have a material adverse effect on the profitability of our business, financial position, and results of operations. We believe future growth in the use of credit, debit and other electronic and digital payments will be driven by the cost, ease-to-use, availability, and quality of products and services offered to customers and businesses. So that we may consistently increase and maintain our profitability, businesses and consumers must continue to use electronic and digital payment methods that we process, including credit and debit cards. Consumer preference has accelerated the shift away from cash and paper payment methods, with increased demand for omni-channel payment services that facilitate cashless and contactless transactions. If consumers and businesses discontinue the use of credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, it could have a material adverse effect on our business, results of operations and financial condition.

Changes in payment card network or other network rules or standards could adversely affect our business.

In order to provide our transaction-processing services, several of our subsidiaries are registered with or certified by Visa, Discover and MasterCard and other networks as members or as third-party providers for member institutions. As such, we and many of our customers are subject to payment card network rules that could subject us or our customers to a variety of fines or penalties that may be levied by the networks for certain acts or omissions by us, acquirer customers, processing customers and merchants. Visa, Discover, MasterCard and other networks, some of which are our competitors, set the standards with which we must comply. The termination of Banco Popular’s or our subsidiaries’ member registration or our subsidiaries’ status as a registered and certified third party service provider, or any changes in payment network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction-processing services to or through our customers, could have an adverse effect on our business, results of operations and financial condition.

Additionally, we are subject to the Payment Card Industry’s Data Security Standards (“PCI DSS”), promulgated by the Payment Card Industry Security Standards Council. The PCI DSS contains compliance requirements regarding our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. If we or our service providers are unable to comply with the security standards required by PCI DSS, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which would materially and adversely affect our business. Additionally, costs and potential problems and interruptions associated with the implementation of new or upgraded IT Systems such as those necessary to maintain compliance with the PCI DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, financial condition and results of operations.

Changes in interchange fees charged by payment card networks could increase our costs or otherwise materially adversely affect our business.

From time to time, payment card networks change interchange, processing, and other fees, which could impact our merchant acquiring and payment services businesses. Competitive pressures could result in our merchant acquiring and payment services businesses absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin, and adversely affect our business, results of operations and financial condition. There is currently proposed federal (and state) legislation that, if implemented, may impact credit card interchange and, as a result, impact our business.

We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could materially adversely affect the operations of one or more of our businesses in those jurisdictions.

Our business is subject to the laws, rules, regulations, and policies in the jurisdictions in which we operate, as well as the legal interpretation of such regulations by administrative bodies and the judiciary of those jurisdictions. The expansion of our business may also result in increased regulatory oversight and enforcement, as well as any claims by regulatory agencies and courts that we are required to obtain licenses to engage in certain business activity.

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

ESG Regulatory Developments

The recent emphasis on environmental, social and other sustainability matters has resulted and may continue to result in the adoption of new laws and regulations, including new reporting requirements. For example, various policymakers have adopted (or are considering adopting) requirements for the disclosure of certain climate-related information or other environmental, social and governance ("ESG") disclosures. Compliance with environmental, social and other sustainability laws, regulations, expectations or reporting requirements may result in increased compliance costs, as well as additional scrutiny. It is possible that other types of environmental and social regulations, for example regulations regarding the use of energy or water or regulations regarding human capital management matters, may also result in increased costs. Moreover, such requirements are not uniform across jurisdictions, and may be inconsistently applied or enforced in any given jurisdiction, which can increase the complexity and cost of compliance, and increase the risk of enforcement or litigation relating to our ESG disclosures and initiatives. If we fail to comply with new laws, regulations, expectations or reporting requirements, or if we are perceived as failing, our reputation and business could be adversely impacted. Any reputational damage associated with ESG factors may also adversely impact our ability to recruit and retain employees and customers.

We are subject to a series of risks associated with scrutiny of environmental, social, and sustainability matters.

Companies across industries are facing increasing scrutiny from a variety of stakeholders and policymakers related to their ESG practices, such as climate change and human capital matters. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures, and certain market participants, including institutional investors and capital providers, use such ratings to assess companies’ ESG profiles. Unfavorable perceptions of our ESG performance could negatively impact our business, whether from a reputational perspective, through a reduction in interest in purchasing our stock or products, issues in attracting/retaining employees, customers and business partners, or otherwise. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

While we have engaged in, and expect to continue to engage in, certain voluntary initiatives (such as voluntary disclosures, certifications, or goals) to improve the ESG profile of our company and/or products or respond to stakeholder concerns, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. For example, our actions or statements that we may make based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or not in keeping with best practice. There are also increasing regulatory expectations for ESG matters. Stakeholder, including policymaker, expectations vary and, at times, conflict; any failure (or perceived failure) to appropriately address ESG matters or successfully navigate stakeholder expectations may result in various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, suppliers, and other stakeholders may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Puerto Rico’s fiscal crisis could have a material adverse effect on our business and the trading price of our common stock.

For the years ended December 31, 2024 and 2023, approximately 64% and 73%, respectively, of our total revenues were generated from our operations in Puerto Rico. Some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly impacted by adverse economic or political developments in Puerto Rico, including adverse effects on the trading price of our common stock, our customer base, general consumer spending and the timeliness of the government’s payments, thus increasing our government accounts receivable, and potentially impairing the collectability of those accounts receivable. As of December 31, 2024, we had net receivables of $10.7 million from the Government and certain public corporations.

Puerto Rico’s economy, including the ongoing financial crisis and the effects of potential natural disasters, including weather events connected to climate change, or future disease pandemics or other public health crises, could have a prolonged negative impact on the countries and markets in which we operate and, as a result, could have a material adverse effect on our business and results of operations.

Puerto Rico’s location in the Caribbean exposes the island to increased risk of hurricanes and other severe tropical weather conditions and natural disasters. Hurricanes and other natural disasters including earthquakes and wildfires, and their potential aftermaths, such as widespread power outages in Puerto Rico, damage to infrastructure and communications networks, and the temporary cessation and slow pace of reestablishment of regular day-to-day commerce, may severely impact the economies of Puerto Rico and the Caribbean more generally. These events have accelerated and could continue to accelerate the ongoing emigration trend of Puerto Rico residents to the United States. Prolonged delays in the repairs to the island’s infrastructures, decline in business volumes, insufficient federal recovery and rebuilding assistance and any other economic declines due to natural disasters and their aftermaths may impact the demand for our services and could have a material adverse effect on our business and results of operations. Additionally, future pandemics or any other public health crises may materially adversely affect our business, results of operations and financial condition, similar to or beyond those disruptions and operational consequences that we experienced in connection with the COVID-19 pandemic. Prolonged economic uncertainties could limit our ability to grow our business and negatively affect our operating results. Moreover, the global electronic payments industry and the banking and financial services industries depend heavily upon the overall levels of consumer, business and government spending. Adverse economic conditions could result in a decrease in consumers' use of banking services and financial service providers resulting in significant decreases in the demand for our products and services which could adversely affect our business and operating results.

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

Our operations, business, customers and partners could be adversely affected by climate change or other environmental or social pressures.

There are increasing and rapidly evolving concerns over the risks of climate change and related environmental sustainability matters. Our operations, business, customers and partners could be adversely affected by climate change or other environmental or social pressures. The physical risks of climate change include rising average global temperatures, changing weather and hydrological patterns, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters. Such events and disasters could disrupt our operations or the operations of customers or third parties on which we rely and could result in market volatility. Additionally, we may face risks related to the transition to a low-carbon economy. We have historically and could continue to experience increased expenses resulting from strategic planning, litigation and changes to our technology, operations, products and services, access to energy and water, as well as reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced stakeholder confidence, due to our response to climate change or real or perceived vulnerability to climate change-related risks. Changes in consumer preferences, travel patterns and legal requirements could increase expenses or otherwise adversely impact our business, customers and partners.

We are exposed to risks associated with our presence in international markets, including global political, social and economic instability.

Our financial performance and results of operations may be adversely affected by general economic, political, and social conditions and uncertainty in the international markets in which we operate. Many countries in Latin America have suffered significant political, social and economic crises in the past and these events may occur again in the future. Instability in Latin America has been caused by many different factors, including (i) exposure to foreign exchange variation, (ii) significant governmental influence over local economies; (iii) substantial fluctuations in economic growth; (iv) instability in the banking sector and high inflation levels or domestic interest rates; (v) wage, price or exchange controls, or restrictions on expatriation of earnings; (vi) changes in governmental economic or tax policies or unexpected changes in regulation which may restrict the movement of funds or results in the deprivation of contract or property rights; (vii) imposition of trade barriers; (viii) terrorist attacks and other acts of violence or war; (ix) high unemployment; and (x) overall political, social, and economic disruptions. Any of these events in the markets in which we operate could result in a material adverse impact on our customers and our business. Further, changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports or exports from or to countries where the Company operates, may affect the Company’s business.

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

Unauthorized parties may attempt to copy or misappropriate certain aspects of our services, infringe upon our rights, or to obtain and use information that we regard as proprietary. Policing such unauthorized use of our proprietary rights is often very difficult and, therefore, we are unable to guarantee that the steps we have taken will prevent misappropriation of our proprietary software/technology or that the agreements entered into for that purpose will be effective or enforceable in all instances. Misappropriation of our intellectual property or potential litigation concerning such matters could have a material adverse effect on our results of operations or financial condition. Our registrations and/or applications for trademarks, copyrights, and patents could be challenged, invalidated, or circumvented by others and may not be of sufficient scope or strength to provide us with maximum protection or meaningful advantage. Managing any such challenges, even if they lack merit, could: (i) be expensive and time-consuming to defend; (ii) cause us to cease making, licensing, or using software or applications that incorporate the challenged intellectual property; (iii) require us to redesign our software or applications, if feasible; (iv) divert management’s attention and resources; and (v) require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies. The laws of certain foreign countries in which we do business or contemplate doing business in the future may not protect intellectual property rights to the same extent as do the laws of the United States or Puerto Rico. Adverse determinations in judicial or administrative proceedings related to intellectual property or licenses could prevent us from selling our services and products or prevent us from preventing others from selling competing services, impose liability costs on us, or result in a non-favorable settlement, all of which could result in a material adverse effect on our business, financial condition and results of operations.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.

Third parties have and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or reseller partners, whom we typically indemnify against claims that our products and services infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. If we were found to be infringing a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

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

We incorporate technology and components from third parties into our products, and our inability to obtain or maintain rights to such technology could harm our business.

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

We have used “open source” software (“OSS”) in connection with the development and deployment of some of our software products, and we expect to continue to use OSS in the future. Certain OSS licenses may give rise to requirements to disclose or license our proprietary source code or make available any derivative works or modifications of the OSS on unfavorable terms or at no cost, and we may be subject to such terms if we combine, link or otherwise integrate our proprietary software with OSS in certain ways. The terms of many OSS licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that OSS licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services.

If we were found to be non-compliant with any OSS license terms, third parties could claim ownership of, or demand release of, the OSS or derivative works that we developed using such software, which could include our proprietary source code, or could otherwise seek to enforce the terms of the applicable OSS license, which could subject us to certain requirements, including requirements that we offer our software that incorporates or links to the OSS at a reduced cost or for free, or that we make available the proprietary source code for such software, which we consider to be a trade secret, to the general public. Any such claim could result in costly litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid infringement, which may be a costly and time-consuming process. In any such event, we could be required to seek licenses from third parties and pay royalties in order to continue using the OSS necessary to operate our business or we could be required to discontinue use of our services and other software in the event re-engineering cannot be accomplished on a timely basis. Any of the foregoing could require us to devote additional research and development resources to re-engineer our services, could result in user dissatisfaction, could allow our competitors to create similar platforms with lower development effort and time and may adversely affect our business, financial condition, cash flows and results of operations. Moreover, any actual or claimed requirement to disclose our proprietary source code or pay damages for breach of contract could harm our business and could help third parties, including our competitors, develop products and services that are similar to or better than ours.

While we monitor our use of OSS and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, we cannot guarantee that we will be successful, that all OSS is reviewed prior to use in our products, that our developers have not incorporated OSS into our products that we are unaware of or that they will not do so in the future.

In addition to risks related to license requirements, use of certain OSS carries greater technical and legal risks than does the use of third-party commercial software. To the extent that our products depend upon the successful operation of OSS, any undetected errors or defects in OSS that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our products. Any of the foregoing risks could materially and adversely affect our business, financial condition, and results of operations.

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

We conduct business and file income tax returns in several jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms (such as those related to the Organization for Economic Co-Operation and Development’s (“OECD”) Base Erosion and Profit Shifting, or BEPS, project and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends, royalties and interest paid.

In particular, in December 2021, OECD released final “Pillar Two” model rules pursuant to the Global Anti-Base Erosion Proposal, or “GloBE,” to reform international corporate taxation. Large multinational enterprises within the scope of the rules are required to calculate their GloBE effective tax rate for each jurisdiction where they operate. Such large multinational enterprises will be liable to pay a top-up tax for the difference between their GloBE effective tax rate per jurisdiction and the 15% minimum rate. The model rules, commentary and guidance allow the OECD’s Inclusive Framework members to begin implementing the Pillar Two rules. Numerous countries have enacted, or are in the process of enacting, legislation to implement Pillar Two model rules. These changes, if and when enacted, by various countries in which we do business may increase our taxes in these countries. The foregoing tax changes and other possible future tax changes may have an adverse impact on us, our business, financial condition, results of operations and cash flow.

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

Exposure to foreign exchange fluctuations and capital controls may adversely affect our costs, earnings and the value of some of our assets.

Our reporting currency is the U.S. dollar; however we conduct a portion of our business in currencies other than the U.S. dollar, as an example the Brazilian Real, the Chilean Peso and the Costa Rica Colon. Some currencies have been historically volatile and may devalue. Our consolidated financials are directly impacted by movements from foreign currencies to U.S. dollar exchange rate. For example, an appreciation of the U.S. dollar against a foreign currency would reduce the U.S. dollar value of our results while any depreciation of the U.S. dollar would increase our costs.

Further, a continued strengthening of the U.S. dollar could create inflationary pressures and cause foreign governments to, among other measures, increase interest rates. Restrictive macroeconomic policies could reduce the stability of foreign economies and harm our results of operations and profitability.

We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations.

The markets in which we operate have experienced historically high levels of inflation. Though inflation rates have declined compared to prior years, if they were to increase again, it may affect our expenses, including, but not limited to, increased employee compensation expenses and benefits as well as increased general administrative costs as was the case in prior high inflationary periods. In addition, inflation has driven in the past and may in the future drive a rising interest rate environment, which has had and may in the future have an adverse effect on our cost of funding, as well as led and may in the future lead to enhanced volatility on foreign currency exchange rates.

In the event inflation increases again, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset cost increases with price increases may result in reduced sales, increase customer dissatisfaction or otherwise harm our reputation. Moreover, to the extent inflation has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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

If we are not able to successfully complete these integrations in an efficient and cost-effective manner, the anticipated benefits of the Sinqia merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. In addition, the actual integrations may result in additional and unforeseen expenses, including increased legal, accounting and compliance costs. If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits, of the merger within our anticipated timeframe or at all and our revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.

Risks Related to Our Securities, Corporate Structure and Governance

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 63,614,077 are outstanding as of December 31, 2024. All of these shares, other than certain outstanding shares held by our officers and directors as of December 31, 2024, are freely transferable without restriction or further registration under the Securities Act. We cannot predict the size of future issuances of our common stock or the effect, if any that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including any shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Purchases of our common stock pursuant to our stock repurchase plan may affect the value of our common stock, and there can be no assurance that our stock repurchase plan will enhance stockholder value.

In 2024, we approved an increase to our existing share repurchase authorization to permit repurchases of up to $220 million in worth of shares of our common stock, including through open market purchases, accelerated share repurchase programs, Rule 10b5-1 plans, or privately negotiated transactions, each in accordance with applicable securities laws and other restrictions. Repurchase activity has previously impacted and could in the future increase (or reduce the size of any decrease in) the market price of our common stock. Additionally, repurchases diminish our cash reserves, which could impact our ability to pursue other possible strategic opportunities or could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock shares could decline. Although the share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.

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

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board. These provisions include:

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

As of December 31, 2024, the total principal amount of our indebtedness was approximately $969.6 million. Our degree of leverage could have a significant impact on us, including (i) increasing our vulnerability to adverse economic, industry or competitive developments; (ii) requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities; (iii) exposing us to the risk of increased interest rates because our borrowings are predominantly at variable rates of interest; (iv) making it difficult for us to satisfy our indebtedness obligations generally, including complying with restrictive covenants and borrowing conditions, our noncompliance with which could result in an event of default under the agreements setting forth the terms of such indebtedness; (v) restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; (vi) limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and (vii) limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage to competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. In addition to the $193.9 million which was available for borrowing under our revolving credit facility as of December 31, 2024, the terms of the secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See "Risk Factors—We rely on our information technology systems, employees and certain suppliers and counterparties, and certain failures or disruptions in those systems or chains could materially adversely affect our operations."

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

Our management team, including our Chief Information Security Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief

Information Security Officer experience includes approximately 18 years in different information security roles, including recent roles as Chief Information Security Officer of Unum and Deputy Chief Information Security Officer of MasterCard.

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

We own two properties, one in Costa Rica, in the province of San Jose, which is used by our Costa Rican subsidiary for its payment services business, and one in Tupã, Brazil, which is used by Sinqia for their commercial business. We also lease space in 24 other locations across Latin America and the Caribbean, including various data centers and office facilities to meet our sales and operating needs. We believe that our properties are in good operating condition and adequately serve our current business operations. We also anticipate that suitable additional or alternative space, including those under lease options, will be available at commercially reasonable terms for future expansion.
Item 3. Legal Proceedings

We are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. See Note 25 to the Audited Consolidated Financial Statements appearing elsewhere in this Report for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on the NYSE under the symbol “EVTC”.

Holders of Record

As of February 11, 2025, there were 349 registered holders of our common stock. Given that many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The following Performance Graph shall not be deemed incorporated by reference and shall not constitute soliciting material or otherwise considered filed under the Securities Act or the Exchange Act.

The following graph shows a comparison of the cumulative total return for our common stock, the Russell 2000 Index and the S&P Composite 1500 / Information Technology Index for the five years ended December 31, 2024. The graph assumes that $100 was invested on December 31, 2019 in our common stock and each index and that all dividends were reinvested.

350.00%
300.00%
250.00%
200.00%
150.00%
100.00%
50.00%
0.00%
Jan-2-2020
Mar-2-2020
May-2-2020
Jul-2-2020
Sep-2-2020
Nov-2-2020
Jan-2-2021
Mar-2-2021
May-2-2021
Jul-2-2021
Sep-2-2021
Nov-2-2021
Jan-2-2022
Mar-2-2022
May-2-2022
Jul-2-2022
Sep-2-2022
Nov-2-2022
Jan-2-2023
Mar-2-2023
May-2-2023
Jul-2-2023
Sep-2-2023
Nov-2-2023
Jan-2-2024
Mar-2-2024
May-2-2024
Jul-2-2024
Sep-2-2024
Nov-2-2024
Russell 2000 Index (^RUT) - Index Value
EVERTEC, Inc. (NYSE:EVTC) - Share Price
S&P Composite 1500 / Information Technology - Share Price

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) focuses on discussion of our 2024 results as compared to our 2023 results. For discussion of our 2023 results as compared to our 2022 results, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024. See Note 1 to the Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements and Risk Factor Summary” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Overview

EVERTEC is a leading full-service transaction-processing business and financial technology provider in Latin America, Puerto Rico and the Caribbean, providing a broad range of merchant acquiring, payment services and business solutions. We believe we are one of the largest merchant acquirers in Latin America based on total number of transactions and we also believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries out of 24 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading debit networks in Latin America. We process over ten billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and provide a comprehensive suite of services for core banking, cash processing, fulfillment in Puerto Rico and a "one stop shop" set of access to products for the financial sector in Brazil, which includes solutions such as core banking, investments, asset management, pension funds and consortium. Additionally, we offer managed services, managed security services and payment transactions fraud monitoring to all the regions where we do business. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin America region.

We are differentiated, in part, by our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe this capability provides several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, gain new customers, develop new sales channels, and enter new markets. We believe these competitive advantages include:

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

On October 31, 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Grandata, Inc. ("Grandata"). Grandata is a data analytics company operating in Mexico that specializes in leveraging behavioral data to provide credit risk insights, with a focus on underbanked populations.

On November 19, 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Nubity, Inc ("Nubity"). Nubity is a cloud services provider based in Mexico, specializing in AWS cloud infrastructure management, DevOps, and cloud-native application solutions for clients across Latin America.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year Master Service Agreement ("MSA"), and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including obtaining a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the

ATH Network Participation Agreement and a 3-year extension of the MSA (as amended, the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and during the year ended December 31, 2024 approximately 31% of our revenues were generated from this relationship.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In connection with the preparation of our consolidated financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period.

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

Redeemable Non-controlling Interests

The Company records redeemable non-controlling interests ("RNCI") in consolidated subsidiaries that result from business acquisition transactions where the Company is granted the right to purchase and the sellers are granted the right to sell to the

Company the remaining interest at the calculated redemption value and classifies them as mezzanine equity in the consolidated balance sheets as potential redemption is not solely within the Company's control. The acquired RNCI were initially measured at fair value at the acquisition date. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and for any dividends declared. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the non-controlling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value, but not if such adjustment would result in a redemption value less than the initial fair value of the redeemable non-controlling interest. If and when applicable, these adjustments are recorded in equity and are not reflected in the accompanying consolidated statements of income and comprehensive (loss) income.

Income Tax

Income taxes are accounted for under the asset and liability method. A temporary difference refers to a difference between the tax basis of an asset or liability, determined based on recognition and measurement requirements for tax positions, and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive (loss) income in the period that includes the enactment date. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the consolidated financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income taxes on its consolidated statements of income and comprehensive (loss) income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Judgment is required to determine whether or not some portion or all deferred tax assets will not be realized. To the extent that the Company will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets are adjusted via a valuation allowance through our provision for income taxes in the period in which this determination is made.

All companies within EVERTEC are legal entities that file separate income tax returns.

Recent Accounting Pronouncements

For a description of recent accounting standards, see Note 2 to the Audited Consolidated Financial Statements included in this Report.

Non-GAAP Financial Measures and Segment Reporting

EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, as presented in this Report for the Company on a consolidated basis, are supplemental measures of our performance that are not required by or presented in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to total revenues, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities as measures of our liquidity. Adjusted EBITDA at the segment level is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. For this reason, Adjusted EBITDA, as it relates to our segments, is presented in conformity with ASC 280, Segment Reporting, and is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K.

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

Results of Operations

	Years ended December 31,
(In thousands)	2024	2023	Variance

Revenues	$845,486	$694,709	$150,777	22%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	406,416	336,756	69,660	21%
Selling, general and administrative expenses	145,558	128,172	17,386	14%
Depreciation and amortization	127,846	93,621	34,225	37%
Total operating costs and expenses	679,820	558,549	121,271	22%
Income from operations	$165,666	$136,160	$29,506	22%

Revenues
Total revenues for the year ended December 31, 2024 was $845.5 million, an increase of $150.8 million or 22% compared with $694.7 million in the prior year, reflecting the contribution from a full year from Sinqia and organic growth across all of the company's segments. Merchant acquiring revenue benefited from an improvement in spread and sales volume growth. Payments Puerto Rico revenue reflected continued growth in ATH Movil Business and increased transaction volumes. Latin America revenue benefited from the contribution from the Sinqia, Grandata and Nubity acquisitions as well as continued organic growth across the region. Latin America revenue also benefited from better than expected volumes from GetNet Chile, which resulted in the recognition of a one-time incremental $2.4 million in revenue, compared with the one-time $6.3 million recognized in the prior year. Business Solutions revenue reflected increases from completed projects, primarily for Popular.
Cost of revenues

Cost of revenues for the year ended December 31, 2024 amounted to $406.4 million, an increase of $69.7 million or 21% when compared to the same period in the prior year. The increase in cost of revenues was primarily driven by an increase in personnel costs, which includes the added headcount in Latin America from the acquisitions completed throughout the year, an increase in cost of sales mainly related to merchant acquiring revenue sharing agreements and the projects completed in Business Solutions and an increase in cloud services and professional fees.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2024 amounted to $145.6 million, an increase of $17.4 million or 14% when compared to the same period in the prior year driven by an increase in personnel costs and equipment expenses, primarily related to acquisitions completed, partially offset by lower professional fees.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2024 amounted to $127.8 million, an increase of $34.2 million or 37% when compared to the same period in the prior year. This increase was primarily driven by an increase in amortization of intangible assets created in connection with the Sinqia and paySmart acquisition, as well as an increase in software amortization for internally developed software.

Non-operating expenses

	Years ended December 31,
(In thousands)	2024	2023	Variance

Interest income	$13,332	$8,512	$4,820	57%
Interest expense	(74,733)	(32,321)	(42,412)	131%
Loss on foreign currency remeasurement	(5,198)	(8,276)	3,078	(37)%
Loss on foreign currency swap	—	(24,065)	24,065	(100)%
Earnings of equity method investment	4,298	4,976	(678)	(14)%
Other income	16,261	367	15,894	4,331%
Total non-operating expenses	$(46,040)	$(50,807)	$4,767	(9)%

Non-operating expenses for the year ended December 31, 2024 decreased by $4.8 million when compared to the same period in the prior year. The decrease was mainly related to the loss on foreign currency swap in the prior year of $24.1 million, an increase in other income of $15.9 million mainly related to the impact from the $8.9 million gain on the sale of tax credits along with a $3.1 million gain on sale of investments, an increase in interest income of $4.8 million, and a decrease in foreign currency losses from remeasurement of $3.1 million, partially offset by an increase in interest expense of $42.4 million resulting from the increased debt raised to finance the Sinqia acquisition.

Income tax expense

	Years ended December 31,
(In thousands)	2024	2023	Variance
Income tax expense	$4,847	$5,477	$(630)	(12)%

Income tax expense for the year ended December 31, 2024 amounted to $4.8 million, relatively flat when compared to the same period in the prior year. The effective tax rate for the period was 4.1%, compared with 6.4% in the 2023 period. The decrease in the effective tax rate was primarily driven by the higher interest expense resulting from the incremental debt raised as part of the Sinqia acquisition, coupled with the reversal of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitations, partially offset by the foreign currency hedge loss of $24.1 million in the prior year.

Segment Results of Operations

The Company has four operating and reportable segments: Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions, Merchant Acquiring, and Business Solutions based upon organization of the Company by the nature of products and services provided to customers and geography.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting, managed services and managed security services, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee and from fees based on the number of accounts on file (i.e., savings or checking accounts, loans, etc.), server capacity usage or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

The Company’s Chief Operating Decision Maker ("CODM") is the President and Chief Executive Officer (“CEO”). The CODM uses revenue and Adjusted EBITDA to evaluate segment performance and allocate resources, and regularly reviews performance at the segment level against budget and forecast when making decisions about the allocation of resources to each segment. Adjusted EBITDA reviewed by the CODM is calculated as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from non-cash unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is used by the CODM for purposes of evaluating performance and allocating resources.
See Note 26 to the Audited Consolidated Financial Statements appearing elsewhere in this Report for the reconciliation of segment adjusted EBITDA to consolidated income before taxes.

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Years ended December 31,
(In thousands)	2024	2023
Total Revenues	$214,749	$203,232
Segment Adjusted EBITDA	121,390	118,266
Adjusted EBITDA margin	56.5%	58.2%

Payment Services - Puerto Rico & Caribbean segment revenues for the year ended December 31, 2024 increased by $11.5 million to $214.7 million when compared to the same period in the prior year. The increase in revenues was primarily driven by continued strong digital payments growth from ATH Movil, primarily ATH Business, as well as increased POS transactions and increases in transaction-processing and monitoring services provided to the Latin America Payments and Solutions segment partially offset by lower issuing services revenue, mainly driven by lower active accounts. Adjusted EBITDA increased by $3.1 million to $121.4 million driven by the increase in revenues partially offset by higher operating expenses, including higher professional services, higher losses on disposition related to POS retirements along with increased infrastructure and programming expenses.

Latin America Payments and Solutions

	Years ended December 31,
(In thousands)	2024	2023
Total Revenues	$302,784	$186,503
Segment Adjusted EBITDA	79,681	60,158
Adjusted EBITDA margin	26.3%	32.3%

Latin America Payments and Solutions segment revenues for the year ended December 31, 2024 increased by $116.3 million to $302.8 million when compared to the same period in the prior year. Revenues benefited from the contribution from the Sinqia, paySmart, Grandata and Nubity acquisitions and continued organic growth across the region. Adjusted EBITDA increased by $19.5 million when compared to the same period in the prior year driven by the impact of the Sinqia acquisition, which contributes at a lower margin, partially offset by higher personnel costs driven by the higher headcount from acquisitions and the impact of the $6.3 million adjustment for GetNet Chile in the prior year, compared with the $2.4 million in the current year, which is 100% accretive to margin.

Merchant Acquiring

	Years ended December 31,
(In thousands)	2024	2023
Total Revenues	$180,500	$162,366
Segment Adjusted EBITDA	72,632	60,992
Adjusted EBITDA margin	40.2%	37.6%

Merchant Acquiring segment revenues for the year ended December 31, 2024 increased by $18.1 million to $180.5 million when compared to the same period in the prior year. The revenue increase was primarily driven by an improvement in spread and sales volume growth. Adjusted EBITDA increased by $11.6 million when compared to the same period in the prior year, driven by the increase in revenues partially offset by higher processing costs from the Payment Services - Puerto Rico & Caribbean segment, an increase in costs associated with the revenue sharing agreements and an increase in operational losses.

Business Solutions

	Years ended December 31,
(In thousands)	2024	2023
Total Revenues	$243,975	$226,960
Segment Adjusted EBITDA	102,669	86,880
Adjusted EBITDA margin	42.1%	38.3%

Business Solutions segment revenues for the year ended December 31, 2024 grew by $17.0 million to $244.0 million when compared to the same period in the prior year, primarily driven by completed projects, mainly for Popular and to a lesser extent the impact of the CPI escalator that started on October 1 of 1.5% for services provided to Popular. Adjusted EBITDA increased by $15.8 million to $102.7 million as compared to the prior year period. This increase was primarily driven by the higher revenues partially offset by higher costs of sale, primarily related to the completed projects, and an increase in professional services.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $193.9 million was available for borrowing as of December 31, 2024. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of December 31, 2024, we had cash and cash equivalents of $273.6 million, of which $224.5 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

Comparison of the years ended December 31, 2024 and 2023

The following table presents our cash flows from operations for the years ended December 31, 2024 and 2023:

	Years ended December 31,
(In thousands)	2024	2023
Cash provided by operating activities	$260,059	$211,194
Cash used in investing activities	(118,282)	(507,932)
Cash (used in) provided by financing activities	(152,560)	416,366
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(18,292)	8,439
Net (decrease) increase in cash, cash equivalents and restricted cash	$(29,075)	$128,067
Net cash provided by operating activities for the year ended December 31, 2024 was $260.1 million, an increase of $48.9 million compared to 2023 as the Company continues to effectively manage working capital.
Net cash used in investing activities was $118.3 million compared to $507.9 million. The decrease is primarily attributable to the acquisitions completed during 2023 for $417.6 million compared to $34.0 million for the acquisitions completed in 2024.
Net cash used in financing activities for the year ended December 31, 2024 was $152.6 million, compared with cash provided of $416.4 million in prior year related to the debt issued for the Sinqia acquisition. The net cash used in financing activities during 2024 reflects an increase of $46.2 million in share repurchases which include the impact of the ASR, cash used to pay down long-term debt of $23.9 million, other financing agreements of $8.1 million, short-term borrowings for purchase of equipment and software of $2.5 million, a $4.0 million increase in withholding taxes paid on share-based compensation and settlement activity, net of $8.6 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. During the years ended December 31, 2024 and 2023, the Company invested approximately $88.4 million and $85.0 million, respectively in our capital resources. In addition, during the year ended December 31, 2024 the Company acquired Nubity and Grandata for an aggregated amount of $34.0 million, net of cash acquired, compared to an aggregated amount of $417.6 million, net of cash acquired for the two acquisitions completed in the prior year. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility. In the case of the Sinqia Transaction, the Company used additional funding through a Term B loan.

Dividend Payments

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by our Board each quarter. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. Refer to the table below for details regarding our dividends in 2024 and 2023:

Declaration Date	Record Date	Payment Date	Dividend per share
February 15, 2024	February 27, 2024	March 15, 2024	0.05
April 18, 2024	April 29, 2024	June 7, 2024	0.05
July 18, 2024	July 29, 2024	September 6, 2024	0.05
October 17, 2024	October 28, 2024	December 6, 2024	0.05
February 16, 2023	February 28, 2023	March 17, 2023	0.05
April 20, 2023	May 1, 2023	June 2, 2023	0.05
July 20, 2023	July 31, 2023	September 1, 2023	0.05
October 19, 2023	October 30, 2023	December 1, 2023	0.05
Stock Repurchase

During 2024, the Company repurchased 2,358,246 shares of the Company’s common stock at a cost of $82.3 million. The Company funded such repurchases with cash on hand. At December 31, 2024, the Company's share repurchase program has approximately $138 million remaining and approved for future use. The Company may repurchase shares in the open market, through accelerated share repurchase programs, 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

Financial Obligations

Leases

The Company has operating leases for certain office facilities, buildings, telecommunications and other equipment; and finance leases for certain equipment. The Company’s lease contracts have remaining terms ranging from 1 year to 5 years, some of which may include options to extend the leases for up to 5 years, and some which may include the option to terminate the lease within 1 year.

The following table presents the balance of operating lease obligations:

	December 31,
(In thousands)	2024	2023
Operating lease liability - current	6,229	6,693
Operating lease liability - long-term	4,924	9,033
Total operating lease liabilities	$11,153	$15,726

See Note 25 to the Audited Consolidated Financial Statements for additional information regarding operating lease obligations.

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for a $415.0 million term loan A facility (the “TLA Facility”) that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027 (the “Credit Agreement”). On October 30, 2023, EVERTEC and EVERTEC Group entered into a first amendment to the Credit Agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for (a) additional term A loans in the amount of $60.0 million under its TLA Facility maturing December 1, 2027 and (ii) a new tranche of term B loans in the amount of $600.0 million maturing October 30, 2030 (the “TLB Facility”). On May 16, 2024 and November 26, 2024, EVERTEC and EVERTEC Group entered into second and third amendments to its Credit Agreement, each providing for a pricing reduction to its TLB Facility. Unless otherwise indicated, the terms and conditions detailed below apply to both TLA Facility and TLB Facility (together, the “Term Loan Facilities”). In the fourth quarter of 2023, the Company prepaid $60 million of the outstanding balance on TLB Facility.

Scheduled Amortization Payments

The TLA Facility amortizes in equal quarterly installments at an amount equal to $5,966,720.78 per quarter (increasing to $8,950,081.17 per quarter for any installment payments to be made in the calendar year ending 2027), with the balance payable on the TLA Facility maturity date. The TLB Facility amortizes in equal quarterly installments at a per annum rate equal to 1% of the original aggregate principal amount of the TLB Facility, with the balance payable on the TLB Facility maturity date. Any optional prepayments of the Term Loan Facilities can be applied to the remaining installments. The Revolving Facility terminates on December 1, 2027, and loans thereunder may be borrowed, repaid and reborrowed prior thereto.

Voluntary Prepayments and Reduction and Termination of Commitments

EVERTEC Group may prepay loans under the Term Loan Facilities and permanently reduce the loan commitments under the Revolving Facility at any time without premium or penalty, subject to compensation for any break funding costs incurred by a lender and timely submission of a notice of prepayment or commitment reduction, as applicable; provided that any prepayment of the TLB Facility made prior to May 26, 2025 is subject to a 1% prepayment premium. EVERTEC Group is required to make certain mandatory prepayments of the Term Loan Facilities and the Revolving Facility in certain circumstances.

Interest

The Term Loan Facilities and borrowings under the Revolving Facility accrue interest, at EVERTEC Group’s option at (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points (for the TLA Facility and the Revolving Facility) and plus 0 basis points (for the TLB Facility), for the Interest Period in effect for such borrowing or (b) the ABR, in each case plus an applicable margin. The applicable margin for (i) the TLA Facility and the Revolving Facility is 2.00% per annum for SOFR loans and 1.50% per annum for ABR loans (each subject to four 25 bps step-downs based upon the Company’s total net leverage ratio), and (ii) the TLB Facility, is 2.75% per annum for SOFR loans and 1.75% per annum for ABR loans.

Guarantees and Collateral

The Term Loan Facilities and the Revolving Facility are guaranteed by, and secured by substantially all assets of, EVERTEC and its existing and future material subsidiaries (including EVERTEC Group), subject to customary exceptions.

Covenants

The Term Loan Facilities and the Revolving Facility are subject to customary affirmative and negative covenants. The negative covenants include, among other things, limitations (subject to exceptions) on the ability of EVERTEC and its restricted subsidiaries to:

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

In addition, the TLA Facility and the Revolving Facility require EVERTEC Group to maintain a maximum total net leverage ratio of (i) 4.50 to 1.00 prior to September 30, 2024, and (ii) 4.00 to 1.00 thereafter.

Events of Default

The events of default under the Term Loan Facilities and the Revolving Facility include, without limitation, nonpayment, material misrepresentation, breach of covenants, insolvency, bankruptcy, certain judgments, change of control (as defined therein) and cross-events of default on material indebtedness.

The unpaid principal balance at December 31, 2024 of the TLA Facility and TLB Facility were $429.6 million and $540.0 million. The additional borrowing capacity for the Revolving Facility at December 31, 2024 was $193.9 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility. For the years ended December 31, 2024 and 2023, there were no borrowings outstanding under the revolving credit facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At December 31, 2024 and December 31, 2023, the unpaid principal balance of these agreements amounted to $9.9 million and $19.5 million, respectively. Obligations bear interest at rates ranging from 6.3% to 13.2% with maturities ranging from January 2025 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheet.

Notes payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of December 31, 2024, the outstanding principal balance of the note payable on a discounted basis was $6.5 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheet.

Interest Rate Swaps

As of December 31, 2024, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company’s Term Loan Facility from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive (loss) income until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying consolidated statements of income and comprehensive (loss) income.

Swap Amendment	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

As of December 31, 2024, the carrying amount of the derivatives included on the Company’s consolidated balance sheets was an asset of $4.3 million and a liability of $1.4 million. As of December 31, 2023, the carrying amount of the derivatives included on the Company's consolidated balance sheets was an asset $4.4 million and a liability of $0.9 million. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2024, 2023 and 2022, the Company reclassified gains of $8.1 million, gains of $5.6 million and losses of $3.0 million, respectively, from accumulated other comprehensive (loss) income into interest expense. Based on expected SOFR rates, the Company expects to reclassify gains of $1.7 million from accumulated other comprehensive (loss) income into interest expense over the next 12 months. Refer to Note 16 - Financial Instruments and Fair Value Measurements for tabular disclosure of the fair value of derivatives and to Note 19 - Equity for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2024, the cash flow hedges are considered highly effective.

Covenant Compliance

As of December 31, 2024, the total secured net leverage ratio was 2.06 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default, each as described in the Credit Agreement and the subsequent amendments to the Credit Agreement.

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

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)

The non-GAAP measures referenced in this Report are supplemental measures of the Company’s performance and are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). They are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to total revenue, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities, as indicators of operating performance or as measures of the Company’s liquidity. In addition to GAAP measures, management uses these non-GAAP measures to focus on the factors the Company believes are pertinent to the daily management of the Company’s operations and believes that they are also frequently used by analysts, investors and other stakeholders to evaluate companies in our industry. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented herein, limiting their usefulness as comparative measures.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

Year Ended December 31, 2024
(Dollar amounts in thousands)
Net income	$114,779
Income tax expense	4,847
Interest expense, net	61,401
Depreciation and amortization	127,846
EBITDA	308,873
Equity income (1)	(1,270)
Compensation and benefits (2)	31,644
Transaction, refinancing and other fees (3)	(4,215)
Loss on foreign currency remeasurement (4)	5,198
Adjusted EBITDA	340,230
Operating depreciation and amortization (5)	(61,467)
Cash interest expense, net (6)	(56,931)
Income tax expense (7)	(6,371)
Non-controlling interest (8)	(2,217)
Adjusted net income	$213,244
Net income per common share (GAAP):
Diluted	$1.73
Adjusted Earnings per common share (Non-GAAP):
Diluted	$3.28
Shares used in computing adjusted earnings per common share:
Diluted	65,077,535

1)Represents the elimination of non-cash equity earnings from our equity investments, net of dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses, the elimination of multi-year non recurring gains recognized in connection with the sale of tax credits and realized gains from the change in fair market value of equity securities.
4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.
5)Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.
6)Represents interest expense, less interest income, as they appear on the consolidated statements of income and comprehensive (loss) income, adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to floors or minimum rates. Based upon a sensitivity analysis of our outstanding debt on December 31, 2024, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of December 31, 2024, under the secured credit facilities would increase our annual interest expense by approximately $4.2 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of December 31, 2024, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparties to the swaps are major U.S. based financial institutions and we expect all counterparties to be able to perform its obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

See Note 15 to the Audited Consolidated Financial Statements appearing elsewhere in this Report for additional information related to the secured credit facilities.

Foreign currency exchange risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the years ended December 31, 2024, 2023 and 2022, we recognized foreign currency remeasurement losses of $5.2 million, $8.3 million and $7.6 million, respectively. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive (loss) income in the consolidated balance sheets. As of December 31, 2024, the Company had $138.0 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive (loss) income compared with a favorable foreign currency translation adjustment of $14.8 million as of December 31, 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
On November 1, 2023, we acquired Sinqia S.A. We have been in the process of incorporating Sinqia’s internal controls into our control structure. The acquisition of, and the ongoing integration of, Sinqia represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting, which was completed as of December 31, 2023. Except as described above, during the three-month period ended December 31, 2024, no change in our internal control over financial reporting has occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2024, included in this Report and, as part of the audit, has issued a report, included in Part II, Item 8. Financial statements and Supplementary Data in this Report, on the effectiveness of our internal control over financial reporting as of December 31, 2024.

Item 9B. Other Information

During the three months ended December 31,2024 no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIOGRAPHICAL INFORMATION OF OUR DIRECTORS

Certain information concerning our current Board of Directors as of February 24, 2025 follows.

Frank G. D’Angelo

Mr. D’Angelo, age 79, has been Chairman of the Board since February 2014 and a director since September 2013. Since June 2015 he has served as Operating Partner in Hill Path Capital, a private equity partnership, and was a partner in Bridgeport Partners, a private investment firm, from June 2019 through May 2024. From May 2019 until November 2021, he served as Executive Vice President of NCR Corporation and as President of NCR Banking. Prior to this, he was Senior Executive Vice President and COO of the payments section at Metavante Technologies, Inc. and Fidelity National Information Services, Inc. (FIS). At Diebold Corporation, he was Chairman and CEO of Diebold Mexico from 1993 through 1995. Mr. D’Angelo has over 40 years of experience in the financial services, digital banking and payments industries. He is a former chairman of the Electronic Funds Transfer Association, served on the Payments Advisory Council of the Federal Reserve Bank of Philadelphia, is a U.S. Air Force veteran, and served as a director for Walsh University Ohio. Mr. D’Angelo’s experience in the financial services industry, as well as his strong background in operations and management, provides great value to our Board.

Morgan M. Schuessler, Jr.

Mr. Schuessler, age 54, has been a director and the Company’s President and CEO since April 2015. Previously, he served as President of International for Global Payments, Inc., overseeing the company’s business outside of the Americas, spanning 23 countries throughout Europe and Asia. Mr. Schuessler currently serves on the board of directors of Endeavor Puerto Rico, the Wharton Executive Education Board, and the Smithsonian Institution National Board. In February 2025, he was appointed to the board of directors of the Deluxe Corporation (NYSE: DLX). Mr. Schuessler has over 20 years of experience in the payments industry; accordingly, he is well-versed in the intricacies of the Company’s core business and has developed management and oversight skills required to make significant contributions to the Board.

Kelly Barrett

Ms. Barrett, age 60, has been a director since May 2021. From 2016 until her retirement in 2020, Ms. Barrett was the Senior Vice President of Home Services at The Home Depot. Ms. Barrett joined The Home Depot in 2003, where she held various senior management positions, including as Vice President of Internal Audit and Corporate Compliance, and Controller. Ms. Barrett currently serves as board member of Piedmont Office Realty Trust, Inc. (NYSE: PDM) and Americold Realty Trust (NYSE: COLD). Her leadership roles in the community currently include serving on the board of the Metro Atlanta YMCA (where she formerly served as chair); the National Association of Corporate Directors, Atlanta Chapter board; the Georgia Tech Foundation Board of Trustees; and as a member of the Advisory Board of Scheller College of Business at Georgia Tech (where she also formerly served as chair). She is also a Certified Public Accountant in the state of Georgia, has a Cybersecurity Certificate from National Association of Corporate Directors (NACD) and is NACD Directorship Certified. Ms. Barrett’s substantial experience in leadership roles, strategy and enterprise risk management, coupled with service on several boards, is of great service to the Company.

Olga Botero

Ms. Botero, age 61, has been a director since September 2014. She is the founder and Managing Director of C&S Customer and Strategy, a consulting firm focused on supporting IT and digital and cybersecurity management for leading companies in Latin America, and co-founder and Chair of Seccuri, Inc. From 2011 until January 2024, she was a Senior Advisor to the Boston Consulting Group. She is a fellow at the National Association of Corporate Directors Board Leadership Fellow program, and an active member of Women Corporate Directors (WCD), where she was co-chair of the Colombian Chapter until 2024. She serves as an independent director of the Altipal S.A.S. board of directors since April 2022, serving as chair of their Audit Committee and member of their Innovation Committee. She also serves as an independent member of the Audit Committee of Group Coppel in Mexico, a family-owned group with businesses in retail, financial services and real estate since 2022; and as an independent advisor of Grupo Montoya, a family owned group with businesses in music, automobile and real estate in Colombia and Panama. In October 2024, Ms. Botero joined the board of directors of Betterware de México (NYSE: BWMX), a direct to consumer selling of home products and beauty and personal care products company in Guadalajara, Mexico. Ms. Botero has over 25 years of experience in leadership roles in financial services, telecommunications and technology. She also has Climate Leadership and ESG certificates issued by the Diligent Institute. Her experience, expertise in cybersecurity and technology, and knowledge of Latin American markets are an asset to the Company.

Virginia Gambale

Ms. Gambale, age 65, has been a director since May 2023. Ms. Gambale founded and has served since 2003 as Managing Partner of Azimuth Partners, Inc., a strategic advisory firm that develops growth, innovation and transformation strategies and planning for technology companies. Prior to founding Azimuth in 2003, she worked at Deutsche Bank, where she was a General Partner and Managing Director of ABS Ventures, responsible for the management of the Tech Venture group and Head of Deutsche Bank Strategic Ventures. Before Deutsche Bank, Ms. Gambale was the Chief Information Officer for Global Investment Banking at Merrill Lynch. Ms. Gambale currently serves as a director for Nutanix, Inc. (NYSE: NTNX), Virtu Financial, Inc. (NYSE: VIRT), and Jamf Holding Corp. (NASDAQ: JAMF). She’s also an Adjunct Faculty Member for Columbia University. Her substantial experience in leadership roles, IT and fintech are of great value to the Company.

Jorge A. Junquera

Mr. Junquera, 76, has been a director since April 2012. Since July 2015, he has served as Managing Partner at Kohly Capital, LLC, a private investment company. He has over 40 years of experience in the banking and financial services industries. Until his retirement in 2015, Mr. Junquera was Vice Chairman of the board of directors of Popular, Inc. Prior to becoming Vice Chairman, he was the Chief Financial Officer of Popular, Inc. and Supervisor of Popular, Inc’s Financial Management Group. He currently serves as a director for Sacred Heart University (PR) and Equalize Community Development Fund (NYSE: EQCDX). Mr. Junquera’s substantial experience managing financial institutions and serving on various boards of directors provides him with unique expertise and valuable perspective to assist the Board.

Iván Pagán

Mr. Pagán, age 66, has been a director since May 2019. For twenty-two years until his retirement in February 2019, Mr. Pagán was the Head of Corporate Development at Popular, Inc., where he managed mergers and acquisitions, divestitures, corporate reorganization and strategic alliances for Popular, Inc., completing significant transactions in the United States, Latin American, Puerto Rico and the Caribbean. Mr. Pagán currently serves as a member of the board of directors of Centro Financiero BHD in the Dominican Republic. Mr. Pagán’s substantial expertise in financial and M&A matters, experience in the Caribbean and Latin America markets, and knowledge of the Company’s operations are an asset to the Company.
Aldo J. Polak

Mr. Polak, age 50, has been a director since May 2019. Mr. Polak founded The ALP Group LLC, which focuses on merchant banking services, and where he serves as Managing Partner since April 2024. From November 2021 until January 2024, he was Managing Director at Mizuho, and from April 2021 until October 2021, he was the Managing Member of Ionos Capital Partners LLC, an investment vehicle company. Prior to that, Mr. Polak served as Chief Investment & Development Officer at Cisneros Group of Companies, a private conglomerate focused on digital advertising, media and entertainment, real estate and new technologies, from April 2019 to April 2021. Before his tenure at Cisneros, he spent over 15 years as an investment banker in Wall Street, including heading the Latin America efforts at LionTree, a global investment and merchant banking firm, from 2013 to March 2019. He currently serves on the boards of two charitable organizations, LatinoU and Reaching U, and is chairman of the latter. He is also involved with Endeavor as a panelist and mentor to entrepreneurs. Mr. Polak’s significant experience in M&A, strategy and corporate development, and his network of corporate relationships in Latin America and in the payments sector provide great value to the Board.

Alan H. Schumacher

Mr. Schumacher, age 78, has been a director since April 2013. For 23 years he worked at American National Can Corporation, a manufacturing company, as well as at American National Can Group Inc, a manufacturer of metal cans, where he served as

Vice President, Controller and Chief Accounting Officer until 1997 and as Executive Vice President and Chief Financial Officer from 1997 until his retirement in 2000. He is a former member of the Federal Accounting Standards Advisory Board, and currently serves as a director of Warrior Met Coal, Inc. (NYSE: HCC), Albertsons Companies, Inc. (NYSE: ACI), and Pendrick Capital Partners LLC. Mr. Schumacher has substantial expertise in accounting, reporting, audit and financial matters and, as such, is able to provide valuable contributions to our Board in its oversight functions.

Brian J. Smith

Mr. Smith, age 69, has been a director since February 2016. Mr. Smith served in various executive level positions in The Coca-Cola Company, including as President and COO from January 2019 until September 2022, and as a senior executive from October 2022 until his retirement in February 2023. From 2016 until December 2018, he served as President of its Europe, Middle East and Africa (EMEA) Group and, prior to that, he held other strategic and management roles. Mr. Smith serves as an independent director for Arca Continental (BMV: AC). He also serves as a director for Intercrew/Mantra Chain, a digital assets decentralized exchange platform headquartered in Switzerland, with operations in Hong Kong, Dubai, the United States, and Brazil, and as an independent director for Grupo Romero, a privately held multinational group headquartered in Peru with operations and companies in various industries and sectors, and presence throughout Latin America. Like other members of the Board, Mr. Smith has substantial managerial experience in Latin America. His extensive expertise in management and corporate strategy makes him a valuable asset to the Company.

BIOGRAPHICAL INFORMATION OF OUR EXECUTIVE OFFICERS

Certain information concerning our current executive officers as of February 12, 2025 follows. There are no family relationships between any of our executive officers.

Morgan M. Schuessler, Jr. – Please refer to the Biographical Information of our Directors for Mr. Schuessler’s biographical information.

Joaquín A. Castrillo

Mr. Castrillo, age 42, has served as our Executive Vice President, CFO and Treasurer since October 2018. From August 2018 until such appointment, he served as Interim CFO and Treasurer. He has worked at the Company since 2012 serving in roles of increasing responsibility, including as Vice President and Finance Manager from 2015 to 2018, and as Vice President and Finance Director in 2018 until his appointment as Executive Vice President, CFO and Treasurer. Prior to joining the Company, Mr. Castrillo was an Audit Manager in the Banking and Capital Markets group of PwC. Mr. Castrillo holds a B.B.A. with a double concentration in Finance and Accounting from Villanova University. He is also a Certified Public Accountant and a member of the Villanova University Finance Department Advisory Committee.

Daniel Brignardello

Mr. Brignardello, age 49, has served as our Executive Vice President and Group Head of Latam since February 2024. Prior to that he was our Senior Vice President and Chief Delivery Officer from July 2021 to February 2024. Mr. Brignardello joined the Company in July 2017 as Vice President of Processing and Fraud Prevention Services. Prior to joining the Company, Mr. Brignardello served as COO of PayTrue, a Uruguayan based payments solutions company, from 2003 through June 2017; and as a Senior Software Engineer for Trintech from 2000 through 2003. Mr. Brignardello has over 25 years of senior management experience in the payments sector. He has served as a teacher (Grade 1) in the cryptography university chair of the School of Engineering of the Universidad de la República in Uruguay from 2000 through 2003. Mr. Brignardello holds a degree as Computer Analyst from the School of Engineering of the Universidad de la República in Uruguay (2000), and a Program for Management Development (PMD) degree from the ESADE Business School in Barcelona, Spain (2009). Mr. Brignardello has been a Board member of ICT4V, a technology and innovation organization in Montevideo, Uruguay, since 2015.

Karla Cruz

Ms. Cruz, age 40, has served as our Senior Vice President, Chief Accounting Officer, and Assistant Treasurer since April 1, 2024. Ms. Cruz has served as the Company’s Vice President of Finance since July 2019 with increasing responsibilities including Assistant Treasurer since April 2020, and Corporate Tax Director since August 2020. She has over 17 years of experience in finance and accounting. Prior to joining the Company, Ms. Cruz worked for PricewaterhouseCoopers LLP in roles of increasing responsibility for over 12 years, including as Assurance Director from April 2019 until June 2019, and as Assurance Senior Manager from 2016 until April 2019. Ms. Cruz holds a bachelor’s degree in accounting and finance from the University of Puerto Rico, is a Certified Public Accountant, and a member of the University of Puerto Rico Business Administration Faculty Alumni Advisory Board.

Paola Pérez

Ms. Pérez, age 41, has served as our Executive Vice President since February 2018 and Group Head of Puerto Rico since August 2022. Prior to that she was our Chief Administrative Officer from March 2020 to August 2022, and Senior Vice President of People and Culture from August 2017 until her appointment as Executive Vice President. She joined the Company in 2011 as Director of Internal Audit. Before joining Evertec, Ms. Pérez worked at Chartis as an External Reporting Manager for the Latin America Region, and PwC where she worked as a senior auditor. She obtained her Bachelor of Science in Accounting from Fairfield University, is a Certified Public Accountant and a board member of Lectores para el Futuro, a non-profit organization.

Claudio Almeida Prado

Mr. Prado, age 60, has served as our Executive Vice President and Group Head of Brazil since April 2024. He joined the Company in November 2023 as Senior Vice President of Operations at Sinqia, a position he held from October 2022. Before joining the Company, Mr. Prado served as Chief Operating Officer and Executive Director of New Business at Grupo Fleury, in Brazil, from September 2016 to September 2022. Prior to that, he served as Chief Operating Officer at Grupo Abril S.A., from September 2012 to August 2016, as IT Director of Banco Real, and as Chief Information Officer of Banco Santander and Deutsche Bank, in Brazil. Mr. Prado is certified in management and leadership from the MIT Sloan School of Management in Cambridge, Massachusetts, and holds a degree in electronic engineering and a master’s degree in computer engineering from the University of São Paulo.

Luis A. Rodríguez

Mr. Rodríguez, age 47, has served as our Executive Vice President since February 2017 and as Chief Legal and Administrative Officer since August 2022. He joined the Company in 2015 as Senior Vice President for Corporate Development, and was appointed General Counsel and Secretary of the Board in September 2016. Prior to joining the Company, Mr. Rodríguez served as Executive Director at J.P. Morgan in New York. Mr. Rodríguez holds a bachelor’s degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and holds a Juris Doctor from Stanford Law School.

Diego Viglianco

Mr. Viglianco, age 55, has served as our Executive Vice President and COO since June 2021, and was a consultant to the Company from March 2021 until his appointment as COO. Before joining the Company, Mr. Viglianco served as the CEO of Interbanking, S.A. from July 2019 to February 2021, a digital financial ACH/real time payments company headquarters in Argentina. Prior to that, he was the CEO of the Processing Division of Prisma Medios de Pago S.A. in Argentina from March 2017 to June 2019. Previously, he held senior management positions with MasterCard in Argentina and Miami, USA, and Promoción y Operación S.A. de C.V. (PROSA) in Mexico. Mr. Viglianco holds an MBA in Economy and Business Administration from ESEADE University, Argentina, and a Bachelor of Science in Engineering from the University of Salvador, Argentina.

Miguel Vizcarrondo

Mr. Vizcarrondo, 51, has served as an Executive Vice President since 2012, and as Chief Product & Innovation Officer since August 2022. Prior to that he was our Chief Commercial Officer for Puerto Rico and the Caribbean from March 2021 to August 2022, and Head of Merchant Acquiring and Payment Processing from February 2012 until 2021. Prior to joining the Company in 2010, Mr. Vizcarrondo worked in Banco Popular de Puerto Rico for 14 years in a variety of roles, lastly as Senior Vice President of the Merchant Acquiring Solutions group from 2006 until he joined the Company in 2010. Mr. Vizcarrondo serves as a member of the Banco Popular Foundation, and as president for the Puerto Rico American Football Alliance, a youth sports league. Mr. Vizcarrondo holds a Bachelor of Science in Management, with a concentration in Finance, from Tulane University.

Other Information

The remaining information required by Part III, Item 10 will be included under the headings “Corporate Governance” and “Delinquent Section 16(a) Reports” (if applicable) in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2024 fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Part III, Item 11 will be included under the headings “Compensation Discussion and Analysis” and “CEO Pay Ratio” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2024 fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 will be included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Director Compensation” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2024 fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Part III, Item 13 will be included under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2024 fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Part III, Item 14 will be included under the heading “Principal Accounting Fees and Services” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2024 fiscal year and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Income and Comprehensive (Loss) Income for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
•Notes to Audited Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule I—Parent Company Only Financial Statements
(3) Exhibits

Exhibit No.	Description

3.1
Third Amended and Restated Certificate of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on June 1, 2023, File No. 001-35872)

3.2	Amended and Restated Bylaws of EVERTEC, Inc., dated as of May 25, 2023 (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc’s Current Report on Form 8-K on June 1, 2023, File No. 001-35872)

4.1	Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.1 of EVERTEC, Inc.’s Annual Report on Form 10-K, filed on February 25, 2022, File No. 001-35872)

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 of EVERTEC, Inc’s Annual Report on Form 10-K, filed on February 29, 2024, File No. 001-35872)

10.1#
Second Amended and Restated Master Service Agreement, dated as of July 1, 2022, among Popular, Inc., Banco Popular de Puerto Rico and EVERTEC Group, LLC and its subsidiaries (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 8-K, filed on July 1, 2022, File No. 001-35872)

10.2#
Second Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of July 1, 2022, between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K, filed on July 1, 2022, File No. 001-35872)

10.3#
Credit Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and L/C issuers party thereto from time to time, and Truist Bank, as administrative agent, collateral agent, swingline lender and an L/C issuer (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022, File No. 001-35872)

10.4#
First Amendment to Credit Agreement, dated as of October 30, 2023, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders party thereto from time to time, and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on November 2, 2023)

10.5*	Second Amendment to Credit Agreement, dated as of May 16, 2024, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and other persons party thereto, and Truist Bank, as administrative agent

10.6*	Third Amendment to Credit Agreement, dated as of November 26, 2024, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and other persons party thereto, and Truist Bank, as administrative agent

10.7
Collateral Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, each subsidiary loan party identified therein and Truist Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022, File No. 001-35872)

10.8
Guarantee Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022, File No. 001-35872)

10.9+
EVERTEC, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.61 to EVERTEC, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1 filed on March 14, 2013, File No. 333-186487)

10.10+	EVERTEC, Inc. 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2022, File No. 001-35872)

10.11*+	Form of EVERTEC Group, LLC Executive Severance Policy (applicable to Joaquín A. Castrillo, Paola Pérez, Luis A. Rodríguez, Diego Viglianco, and Miguel Vizcarrondo)

10.12+
Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.17 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 24, 2023, File No. 001-35872)

10.13+
Amended and Restated Employment Agreement, dated as of February 24, 2022, by and between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022, File No. 001-35872)

10.14+
Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 25, 2022, by and between EVERTEC, Inc. and the executive (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Luis A. Rodríguez, Miguel Vizcarrondo, and Paola Pérez)(incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on April 29, 2022, File No. 001-35872)

10.15+
Restricted Stock Unit Award Agreement (Acuerdo de Adjudicación de Unidades de Acciones Restringidas) for grant of restricted stock units under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 25, 2022, by and between EVERTEC, Inc. and Daniel Brignardello [English translation] (incorporated by reference to Exhibit 10.16 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024, File No. 001-35872)

10.16+
Restricted Stock Unit Award Agreement for grant of restricted stock units with cliff vesting under the EVERTEC, Inc. 2013 Equity Incentive Plan, dated February 25, 2022, by and between EVERTEC, Inc. and Daniel Brignardello (incorporated by reference to Exhibit 10.23 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024, File No. 001-35872)

10.17+
Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla M. Cruz-Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 25, 2022 (incorporated by reference to Exhibit 10.4 to EVERTEC, Inc.’s Current Report on Form 10-Q filed on May 2, 2024, File No. 001-35872)

10.18+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated August 5, 2022, by and between EVERTEC, Inc. and the executive (applicable to Luis A. Rodríguez and Paola Pérez)(incorporated by reference to Exhibit 10.25 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 24, 2023, File No. 001-35872)

10.19+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and the executive officer (applicable to Morgan M. Schuessler, Jr., Joaquín A. Castrillo, Paola Pérez, Luis A. Rodríguez, Diego G. Viglianco, and Miguel Vizcarrondo)(incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on April 28, 2023, File No. 001-35872)

10.20+
Restricted Stock Unit Award Agreement (Acuerdo de Adjudicación de Unidades de Acciones Restringidas) for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and Daniel Brignardello [English translation] (incorporated by reference to Exhibit 10.16 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024, File No. 001-35872)

10.21+
Restricted Stock Unit Award Agreement for grant of restricted stock units with cliff vesting under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and Daniel Brignardello (incorporated by reference to Exhibit 10.27 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024, File No. 001-35872)

10.22+
Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla M. Cruz-Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023 (incorporated by reference to Exhibit 10.3 to EVERTEC, Inc.’s Current Report on Form 10-Q filed on May 2, 2024, File No. 001-35872)

10.23+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2022 Incentive Award Plan, dated May 23, 2024, by and between EVERTEC, Inc. and the director (applicable to Frank G. D’Angelo, Kelly Barrett, Olga Botero, Virginia Gambale, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, and Brian J. Smith)(incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 1, 2024, File No. 001-35872)

10.24+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated November 1, 2023, by and between EVERTEC, Inc. and Daniel Brignardello (incorporated by reference to Exhibit 10.30 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024, File No. 001-35872)

10.25*+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated November 1, 2023, by and between EVERTEC, Inc. and Claudio Prado [English translation]

10.26+
Form of Restricted Stock Unit Award Agreement for the one-time special retention grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated December 6, 2023, between EVERTEC, Inc. and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.31 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024, File No. 001-35872)

10.27*+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 29, 2024, by and between EVERTEC, Inc. and Claudio Prado [English translation]

10.28+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Executive Officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 29, 2024 (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 10-Q filed on May 2, 2024, File No. 001-35872)

10.29+
Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla M. Cruz-Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 29, 2024 (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 10-Q filed on May 2, 2024, File No. 001-35872)

19.1*	Amended and Restated Insider Trading Policy

21.1*	Subsidiaries of EVERTEC, Inc.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Amended and Restated Clawback Policy

101.INS XBRL*	Inline XBRL Instance document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL*	Inline XBRL Taxonomy Extension Schema

101.CAL XBRL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERTEC, Inc.

Date: March 3, 2025	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	March 3, 2025
Morgan M. Schuessler, Jr.	Officer)

/s/ Joaquin A. Castrillo-Salgado	Chief Financial Officer (Principal Financial and	March 3, 2025
Joaquin A. Castrillo-Salgado	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	March 3, 2025
Frank G. D’Angelo

/s/ Iván Pagán	Director	March 3, 2025
Iván Pagán

/s/ Alan H. Schumacher	Director	March 3, 2025
Alan H. Schumacher

/s/ Kelly Barrett	Director	March 3, 2025
Kelly Barrett

/s/ Jorge A. Junquera	Director	March 3, 2025
Jorge A. Junquera

/s/ Aldo Polak	Director	March 3, 2025
Aldo Polak

/s/ Olga M. Botero	Director	March 3, 2025
Olga M. Botero

/s/ Brian J. Smith	Director	March 3, 2025
Brian J. Smith

/s/ Virginia Gambale	Director	March 3, 2025
Virginia Gambale

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of income and comprehensive (loss) income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenues – Payment services and merchant acquiring- Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company's revenues from payment services and merchant acquiring include activity-based fees made up of a significant volume of low-dollar transactions, sourced from multiple systems, platforms, and applications. The processing of transactions and recording of payments services and merchant acquiring revenue is highly automated and is based on contractual terms with financial institutions, government entities, merchants, and other issuers.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's systems to process and record payment services and merchant acquiring revenues included the following, among others:

•With the assistance of our IT specialists, we:
◦Identified the relevant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
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

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
March 3, 2025
Stamp No. DLLP230-183
affixed to original.

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
March 3, 2025
Stamp No. DLLP230-184
affixed to original.

EVERTEC, Inc. Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$273,645	$295,600
Restricted cash	24,594	23,073
Accounts receivable, net	137,501	126,510
Settlement assets	31,942	51,467
Prepaid expenses and other assets	61,383	64,704
Total current assets	529,065	561,354
Debt securities available-for-sale, at fair value	913	2,095
Equity securities, at fair value	4,976	9,413
Investment in equity investees	29,472	21,145
Property and equipment, net	62,059	62,453
Operating lease right-of-use asset	10,131	14,796
Goodwill	726,901	791,700
Other intangible assets, net	430,885	518,070
Deferred tax asset	33,877	47,847
Derivative asset	4,338	4,385
Other long-term assets	24,994	27,005
Total assets	$1,857,611	$2,060,263
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$124,553	$129,160
Accounts payable	58,729	66,516
Contract liability	25,274	21,055
Income tax payable	8,981	3,402
Current portion of long-term debt	23,867	23,867
Current portion of operating lease liability	6,229	6,693
Settlement liabilities	32,027	47,620
Total current liabilities	279,660	298,313
Long-term debt	925,062	946,816
Deferred tax liability	44,810	87,916
Contract liability - long term	55,003	41,825
Operating lease liability - long-term	4,924	9,033

Derivative liability	1,351	900
Other long-term liabilities	27,540	40,084
Total liabilities	1,338,350	1,424,887
Commitments and contingencies (Note 25)
Redeemable non-controlling interests	43,460	36,968
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 63,614,077 shares issued and outstanding at December 31, 2024 (December 31, 2023 - 65,450,799)	636	654
Additional paid-in capital	7,003	36,527
Accumulated earnings	599,608	538,903
Accumulated other comprehensive (loss) income, net of tax	(134,723)	18,209
Total EVERTEC, Inc. stockholders’ equity	472,524	594,293
Non-controlling interest	3,277	4,115
Total equity	475,801	598,408
Total liabilities and equity	$1,857,611	$2,060,263

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive (Loss) Income
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2024	2023	2022

Revenues	$845,486	$694,709	$618,409

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	406,416	336,756	292,621
Selling, general and administrative expenses	145,558	128,172	89,770
Depreciation and amortization	127,846	93,621	78,618
Total operating costs and expenses	679,820	558,549	461,009
Income from operations	165,666	136,160	157,400
Non-operating income (expenses)
Interest income	13,332	8,512	3,121
Interest expense	(74,733)	(32,321)	(24,772)
Gain on sale of a business	—	—	135,642
Loss on foreign currency remeasurement	(5,198)	(8,276)	(7,645)
Loss on foreign currency swap	—	(24,065)	—
Earnings of equity method investment	4,298	4,976	2,968
Other income, net	16,261	367	1,138
Total non-operating (expenses) income	(46,040)	(50,807)	110,452
Income before income taxes	119,626	85,353	267,852
Income tax expense	4,847	5,477	28,983
Net income	114,779	79,876	238,869
Less: Net income (loss) attributable to non-controlling interests	2,159	154	(140)
Net income attributable to EVERTEC, Inc.’s common stockholders	112,620	79,722	239,009
Other comprehensive (loss) income, net of tax of $(519), $(598) and $1,447
Foreign currency translation adjustments	(152,851)	38,328	12,490
(Loss) gain on cash flow hedges	(74)	(3,618)	19,215
Unrealized loss on change in fair value of debt securities available-for-sale	(7)	(15)	(68)
Other comprehensive (loss) income, net of tax	$(152,932)	$34,695	$31,637
Total comprehensive (loss) income attributable to EVERTEC, Inc.’s common stockholders	$(40,312)	$114,417	$270,646
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$1.75	$1.23	$3.48
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$1.73	$1.21	$3.45
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	71,969,856	$719	$7,565	$506,051	$(48,123)	$4,056	$470,268
Share-based compensation recognized	—	—	19,956	—	—	—	19,956
Repurchase of common stock	(2,810,182)	(28)	(21,833)	(74,735)	—	—	(96,596)
Restricted stock units delivered	276,719	3	(5,688)	—	—	—	(5,685)
Net income (loss)	—	—	—	239,009	—	(140)	238,869
Common stock received in exchange of the sale of a Business	(4,589,160)	(46)	—	(169,203)	—	—	(169,249)
Cash dividends declared on common stock, $0.20 per share	—	—	—	(13,773)	—	—	(13,773)
Other comprehensive income (loss)	—	—	—	—	31,637	(679)	30,958
Balance at December 31, 2022	64,847,233	648	—	487,349	(16,486)	3,237	474,748
Share-based compensation recognized	—	—	25,732	—	—	—	25,732
Repurchase of common stock	(1,009,653)	(10)	(20,943)	(15,143)	—	—	(36,096)
Restricted stock units delivered	448,627	4	(5,960)	—	—	—	(5,956)
Net income	—	—	—	79,722	—	154	79,876
Cash dividends declared on common stock, $0.20 per share	—	—	—	(13,025)	—	—	(13,025)
Issuance of common stock	1,164,592	12	37,698	—	—	—	37,710
Other comprehensive income	—	—	—	—	34,695	724	35,419
Balance at December 31, 2023	65,450,799	654	36,527	538,903	18,209	4,115	598,408
Share-based compensation recognized	—	—	30,275	—	—	—	30,275
Repurchase of common stock	(2,358,246)	(23)	(43,228)	(39,042)	—	—	(82,293)
Restricted stock units delivered	521,524	5	(9,975)	—	—	—	(9,970)
Net income (loss)	—	—	—	112,620	—	(367)	112,253
Cash dividends declared on common stock, $0.20 per share	—	—	—	(12,873)	—		(12,873)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(6,596)	—	—	—	(6,596)
Other comprehensive loss	—	—	—	—	(152,932)	(471)	(153,403)
Balance at December 31, 2024	63,614,077	$636	$7,003	$599,608	$(134,723)	$3,277	$475,801

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$114,779	$79,876	$238,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,846	93,621	78,618
Amortization of debt issue costs and accretion of discount	4,739	2,307	2,238
Operating lease amortization	7,063	6,252	6,112
Loss on extinguishment of debt	—	1,433	1,311
Deferred tax benefit	(26,726)	(16,144)	(435)
Share-based compensation	30,275	25,732	19,956
Gain on sale of a business	—	—	(135,642)
Gain from sale of assets	(2,571)	—	—
Loss on disposition of property and equipment and impairment of software	2,603	969	4,943
Earnings of equity method investments	(4,298)	(4,976)	(2,968)
Dividends received from equity method investment	3,364	3,497	2,053
Loss on foreign currency remeasurement	5,198	8,276	7,645
Other, net	(529)	1,809	4,959
(Increase) decrease in assets:
Accounts receivable, net	(11,225)	(6,850)	(15,571)
Prepaid expenses and other assets	(865)	(16,862)	(4,636)
Other long-term assets	1,288	(5,383)	(5,202)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(6,602)	46,523	23,494
Income tax payable	6,199	(6,631)	1,281
Contract liability	14,199	8,074	(1,773)
Operating lease liabilities	(7,359)	(5,723)	(3,797)
Other long-term liabilities	2,681	(4,606)	(1,554)
Total adjustments	145,280	131,318	(18,968)
Net cash provided by operating activities	260,059	211,194	219,901
Cash flows from investing activities
Additions to software	(63,044)	(63,524)	(44,850)
Acquisition of customer relationship	—	—	(10,607)
Acquisitions, net of cash acquired	(34,030)	(417,566)	(44,369)
Property and equipment acquired	(25,384)	(21,452)	(27,073)
Proceeds from sales of property and equipment	5	24	78
Purchase of certificates of deposit	—	—	(7,264)
Proceeds from maturities of available-for-sale debt securities	1,102	1,048	1,015
Acquisition of available-for-sale debt securities	(793)	(962)	(254)
Purchase of equity securities	(132)	—	—
Investment in equity method investee	(2,000)	(5,500)	—
Sale of investments	5,994	—	—
Net cash used in investing activities	(118,282)	(507,932)	(133,324)
Cash flows from financing activities
Debt issuance and repricing costs	(1,215)	(10,481)	(7,355)
Proceeds from issuance of long-term debt	—	651,000	415,000
Net (decrease) increase in short-term borrowings	—	(20,000)	20,000
Repayments of short-terms borrowings for purchase of equipment and software	(2,479)	(7,175)	(949)
Dividends paid	(12,873)	(13,025)	(13,773)
Withholding taxes paid on share-based compensation	(9,970)	(5,956)	(5,685)
Repurchase of common stock	(82,293)	(36,096)	(96,596)
Repayment of long-term debt	(23,867)	(154,280)	(467,410)

Repayment of other financing agreement	(8,134)	(717)	—
Settlement activity, net	(8,641)	13,096	3,460
Other financing activities, net	(3,088)	—	—
Net cash (used in) provided by financing activities	(152,560)	416,366	(153,308)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	(18,292)	8,439	(3,529)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,075)	128,067	(70,260)
Cash, cash equivalents, restricted cash, and cash included in settlement assets at beginning of the period	343,724	215,657	285,917
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$314,649	$343,724	$215,657
The accompanying notes are an integral part of these audited consolidated financial statements.

Notes to Audited Consolidated Financial Statements

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 1—The Company and Summary of Significant Accounting Policies

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction processing business and financial technology provider in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services across 26 countries in the region. EVERTEC owns and operates the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations, and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

Basis of consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), and present the consolidated financial position, income, stockholders' equity, and cash flows of EVERTEC and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Change in presentation

During the second quarter of 2024, the Company elected to change the manner in which it presents cash flows associated with settlement activities from operating activities to financing activities within the consolidated statements of cash flows. In connection with this change, the Company reclassified comparative amounts for the years ended December 31, 2023 and December 31, 2022. Settlement cash and cash equivalents represents cash received from agents, payment networks, bank partners, merchants or direct consumers. In certain cases, the amounts may be invested into short-term, highly liquid investments from the time the funds are collected until payments are made to the applicable recipients. This change does not have an impact on the consolidated balance sheet, the consolidated statement of income and comprehensive (loss) income or on the consolidated statement of changes in stockholders’ equity.

The following table presents the effects of the change in presentation within the consolidated statements of cash flows for the year ended December 31, 2023:

	For the year ended December 31, 2023
(In Thousands)	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Accrued liabilities and accounts payable	59,619	(13,096)	46,523
Net cash provided by operating activities	224,290	(13,096)	211,194
Cash flows from financing activities:
Settlement activities, net	—	13,096	13,096
Net cash provided by financing activities	403,270	13,096	416,366

The following table presents the effects of the change in presentation within the consolidated statements of cash flows for the year ended December 31, 2022:

EVERTEC, Inc. Notes to Consolidated Financial Statements

	For the year ended December 31, 2022
(In Thousands)	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Accrued liabilities and accounts payable	26,954	(3,460)	23,494
Net cash provided by operating activities	223,361	(3,460)	219,901
Cash flows from financing activities:
Settlement activities, net	—	3,460	3,460
Net cash (used in) provided by financing activities	(156,768)	3,460	(153,308)

A summary of the most significant accounting policies used in preparing the accompanying consolidated financial statements is as follows:

Use of Estimates

The preparation of the accompanying consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved with estimates actual results may differ.

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provides guidance on the recognition, presentation, and disclosure of revenue from contracts with customers.

At contract inception, the Company evaluates whether the contract (i) is legally enforceable; (ii) approved by both parties; (iii) properly defines rights and obligations of the parties, including payment terms; (iv) has commercial substance; and (v) collection of substantially all consideration entitled is probable, before proceeding with the assessment of revenue recognition. If any of these requirements is not met, the contract does not exist for purposes of the model and any consideration received is recorded as a liability. A reassessment may be performed at a later date upon change in facts and circumstances. The Company also evaluates if contracts issued within a period of 6 months with the same customer should be accounted for as a single contract. The Company’s contracts with customers may be modified through amendments, change requests or waivers. Upon receipt, modifications of contracts with customers are evaluated to determine if these must be accounted for: (i) as a separate contract, (ii) a cumulative catch-up, or (iii) as a termination and creation of a new contract. Contract modifications must also comply with the requirements to determine if a contract with a customer exists for accounting purposes.

To identify performance obligations within contracts with customers, the Company first identifies all the promises in the contract (i.e., explicit and implicit). This includes the customer’s options to acquire additional goods or services for free or at a discount in exchange for an upfront payment. The Company then assesses if each material good or service (or bundle of goods or services) is distinct in nature and is capable of being distinct in the context of the contract. A distinct good or service (or bundle of goods or services) constitutes a performance obligation.

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

The Company also evaluates whether the practical expedient of right-to-invoice applies. For this practical expedient to apply, the right to consideration must correspond directly with the value received by the customer for the Company’s performance to date, no significant up-front payments or retroactive adjustments must exist, and specified minimums must be deemed non-substantive at the contract level. If the contract with the customer has multiple performance obligations and

EVERTEC, Inc. Notes to Consolidated Financial Statements
the practical expedient of right-to-invoice does not apply, the Company proceeds to determine the transaction price and allocate it on a standalone selling price basis among the different performance obligations identified.

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

Nature of performance obligations by segment

The following is a description of the Company’s principal revenue generating activities, including the separate performance obligations by operating segment.

The Payment Services - Puerto Rico & Caribbean segment provides financial institutions, government entities, health insurance companies and other issuers services to process credit, debit and prepaid cards; automated teller machines and electronic benefit transfer (“EBT”) card programs (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). Revenue is principally derived from fixed fees per transaction, and can also include time and material billing for professional services provided to enhance and maintain the existing hosted platforms. Professional services in these contracts are primarily considered non-distinct from the transactional services and accounted for as a single performance obligation. Revenue for these contracts is generally recognized over time for the amount which the Company has right to the consideration.

The Latin America Payments and Solutions segment provides financial institutions, government entities and other issuers services to process credit, debit and prepaid cards as well as licensed software solutions for risk and fraud management and card payment processing. Solutions revenues also consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature and digital collection; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage. Licensed software solutions are provided mainly as Software as a Service (“SaaS”) and on-premises perpetual licenses. Set-up fees related to SaaS are considered non-distinct from the license and accounted for as a single performance obligation. SaaS revenues are recognized over time while the customer benefits from the software. On-premises perpetual licenses require significant customization and development. Professional services provided for significant customizations and development are non-distinct from the license and accounted for as a single performance obligation, recognized over time during the development of the license. Hardware and software sales, and other

EVERTEC, Inc. Notes to Consolidated Financial Statements
services are recognized at a point in time when the control of the asset is transferred to the customer. Maintenance or support services are considered distinct and recognized over time in the amount in which the Company has right to the consideration.

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

Significant Judgments

Determining a measure of progress for performance obligations satisfied over time requires management to make judgments that affect the timing of revenue to be recognized. The Company exercises judgment in identifying a suitable method that depicts the entity’s performance in transferring control of these performance obligations, on a contract-by-contract basis. The principal criteria used for determining the measure of progress is the availability of reliable information that can be obtained without incurring undue cost, which generally results in the application of an input method since, in most cases, the outputs used to reasonably measure progress are not directly observable. Usually, the input method based on labor hours incurred, with respect to total expected labor hours to satisfy the performance obligation is applied. For performance obligations satisfied at a point in time, the Company determines that the customer is able to direct the use of, and obtain substantially all of the benefits from the products at the time the products are delivered and services are performed.

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

Investment in Equity Investees

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost on the consolidated balance sheets, is adjusted to recognize the Company’s share of net income or losses of the investees as they occur. The Company’s share of the investees earnings or losses is recorded, net of taxes, within the earnings of equity method investments in the consolidated statements of income and comprehensive (loss) income. The Company tracks its share of cumulative earnings and distributions of its equity method investments. For purposes of classifying distributions received from equity method investments in the Company’s consolidated statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in the Company’s

EVERTEC, Inc. Notes to Consolidated Financial Statements
consolidated statements of cash flows as operating activities. Cumulative distributions in excess of the Company’s share of cumulative earnings are treated as returns of capital and included in the Company’s consolidated statements of cash flows as cash from investing activities. The Company’s consolidated revenues include fees for services provided to the investees accounted for under the equity method. On the acquisition of the investment, any difference between the cost of the investment and the amount of the underlying equity in net assets of the investees is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

The Company considers whether the fair value of its equity method investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the investee’s industry), then the Company will write-down the investment to estimated fair value.

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

Leases

The Company evaluates each of its lease and service arrangements at inception to determine if the arrangement is, or contains, a lease and to determine the appropriate classification of each identified lease. A lease exists if the Company obtains substantially all of the economic benefits of, and has the right to control the use of, an asset for a period of time. Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represents the Company's obligation to make lease payments arising from the lease agreement. The Company recognizes right-of-use assets and lease liabilities at the lease commencement date based on the present values of fixed lease payments over the term of the lease. Variable lease payments are not included in the Right-of-use asset or lease liabilities and are expensed as incurred. Right-of-use assets may also be adjusted to reflect any prepayments made or any incentive payments received. Operating lease costs and depreciation expense for finance leases are recognized as expense on a straight-line basis over the lease term. At inception, the Company evaluates the options to extend or terminate the lease and includes those that are reasonably certain to be exercised in the right-of-use assets and lease liabilities. The Company considers a termination or renewal option in the determination of the lease term when it is reasonably certain that it will exercise that option. Because the Company's leases generally do not provide a readily determinable implicit interest rate, the Company use an incremental borrowing rate to measure the lease liability and associated right-of-use asset at the lease commencement date. The incremental borrowing rate used is a fully collateralized rate that considers the Company's credit rating, market conditions and the term of the lease at the lease commencement date. The Company has made an accounting policy election to not recognize assets or liabilities for leases with a term of less than 12 months and to account for all components in a lease arrangement as a single combined lease component for all asset classes.

Impairment of Long-lived Assets

Long-lived assets to be held and used, and long-lived assets to be disposed of, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Capitalization of Software

The Company develops software that is used in providing processing services to customers. Capitalized software includes purchased software and internally developed software and is recognized as software packages within other intangible assets, net in the consolidated balance sheets. Capitalization of internally developed software occurs only after the preliminary project stage is complete, management with applicable authority approves funding of the project, it is probable that the project will be completed, and the software will be used to perform the intended function. Tasks that are generally capitalized are as follows: (a) system design of a chosen path including software configuration and software interfaces; (b) employee costs directly associated with the internal-use computer software project; (c) software development (coding) and software and system testing and verification; (d) system installation; and (e) enhancements that add function and are considered permanent. These tasks are

EVERTEC, Inc. Notes to Consolidated Financial Statements
capitalized and amortized using the straight-line method over its estimated useful life, which range from three to ten years, and is included in depreciation and amortization in the consolidated statements of income and comprehensive (loss) income.

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowings. For the years ended December 31, 2024, 2023 and 2022, interest cost capitalized amounted to approximately $3.4 million, $2.7 million, and $1.1 million, respectively.

Software and Maintenance Contracts

Software and maintenance contracts are recorded at cost. The cost is recognized as prepaid expenses and amortized over the term of the related contract. The unamortized balance is included within prepaid expenses and other assets or other long-term assets depending on the contract terms. Amortization of software and maintenance contracts is computed using the straight-line method and their estimated useful lives based on the contract terms and are recognized in cost of revenues in the consolidated statements of income and comprehensive (loss) income.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually, or more often if events or circumstances indicate that the carrying value may not be recoverable.

The Company may first assess qualitative factors to determine whether it is more likely than not, that the fair value of the reporting unit is less than its carrying amount including goodwill, that is, a likelihood of more than 50 percent. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. If determined necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party may be engaged to prepare an independent valuation of each reporting unit being evaluated. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2024, 2023 and 2022, no impairment losses associated with goodwill were recognized.

Other identifiable intangible assets with definitive useful lives include customer relationships, trademarks, software packages and non-compete agreements. Customer relationships were valued using the excess earnings method under the income approach. Trademark assets were valued using the relief-from-royalty method under the income approach. Internally developed software packages, which include capitalized software development costs, are recorded at cost, while software packages acquired as part of a business combination were valued using the relief-from-royalty method under the income approach or the cost replacement method. The non-compete agreements were recorded based on the price paid to enter into the agreements. Other identifiable intangible assets are evaluated for impairment at least annually or more often if events or circumstances indicate there may be an impairment.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to enhance its ability to manage its exposure to certain financial and market risks. On the date the derivative instrument contract is entered into, the Company may designate the derivative as (1) a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (3) as a “standalone” derivative instrument, including economic hedges that the Company has not formally documented as a fair value or cash flow hedge. Changes in the fair value of a derivative that qualifies for cash flow hedge accounting are recognized in other comprehensive (loss) income. Amounts accumulated in other comprehensive (loss) income are reclassified to earnings when the related cash outflow affects earnings. Changes in the fair value of a derivative instrument

EVERTEC, Inc. Notes to Consolidated Financial Statements
that is highly effective and that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including gains or losses on firm commitments), are recorded in current-period earnings. Similarly, the changes in the fair value of stand-alone derivative instruments or derivatives not qualifying or designated for hedge accounting are reported in current-period earnings. The Company recognizes all derivative financial instruments in the consolidated balance sheets as assets or liabilities at fair value. The Company presents derivative assets and derivative liabilities separately in the consolidated balance sheets. The Company does not enter into derivative financial instruments for speculative purposes.

Income Tax

Income taxes are accounted for under the asset and liability method. A temporary difference refers to a difference between the tax basis of an asset or liability, determined based on recognition and measurement requirements for tax positions, and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive (loss) income in the period that includes the enactment date. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the consolidated financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income tax expense in the consolidated statements of income and comprehensive (loss) income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

All companies within EVERTEC are legal entities that file separate income tax returns.

Research and Development ("R&D") Tax incentives

The Company receives tax credits for qualifying research and development activities as defined by the government entities that award these credits for which it has the option to sell them to third parties, usually at a discount. The Company has elected to account for these transferable credits outside the scope of ASC 740, consistent with the accounting for refundable credits. As such, these R&D tax credits are recognized as part of other income (expenses) in the consolidated statements of income and comprehensive (loss) income when the Company has complied with the conditions specified by the requirements of the government entity and there is reasonable assurance that the credits will be received.

Cash and cash equivalents

Cash includes cash on hand and in banks. Cash equivalents consist of financial instruments available on demand or with original maturities of three months or less.

Restricted Cash

Restricted cash represents cash received on deposits from participating institutions of the ATH network that has been segregated for the development, growth and acceptance of the ATH brand. Also, restricted cash includes a reserve account for payment and transaction processing services to merchants and an amount that guarantees the payment for deferred consideration of a business combination. The restrictions of these accounts are based on contractual provisions entered into with third parties. This cash is maintained in separate accounts at a financial institutions in Puerto Rico and Brazil.

Settlement Assets and Liabilities

EVERTEC, Inc. Notes to Consolidated Financial Statements
Settlement assets and liabilities result from timing differences in the Company’s settlement processes with merchants, financial institutions, and credit card associations related to merchant and card transaction processing. The amounts are generally collected or paid the following business day. Settlement assets represent cash received or amounts receivable from agents, payment networks, bank partners, merchants or direct consumers. Settlement liabilities represent amounts payable to merchants and payees. Settlement assets are composed of cash and accounts receivable and are presented within current assets, while settlement liabilities are composed of accounts payable and are presented as part of current liabilities within the consolidated balance sheets. Cash flows associated with settlement activities are presented net within financing activities within the consolidated statement of cash flows.

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

Redeemable Non-controlling Interests

The Company records redeemable non-controlling interests ("RNCI") in consolidated subsidiaries that result from business acquisition transactions where the Company is granted the right to purchase ("Call Option") and the sellers are granted the right to sell to the Company ("Put Option") the remaining interest at the calculated redemption value and classifies them as mezzanine equity in the consolidated balance sheets as potential redemption is not solely within the Company's control. The acquired RNCI were initially measured at fair value at the acquisition date. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and for any dividends declared. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the non-controlling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value, but not if such adjustment would result in a redemption value less than the initial fair value of the redeemable noncontrolling interest. If and when applicable, these adjustments are recorded in equity and are not reflected in the accompanying consolidated statements of income and comprehensive (loss) income.

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive (loss) income, except for entities which operate in economies considered highly inflationary which are remeasured as if the functional currency were the reporting currency, therefore, foreign currency translation adjustments are recognized within the consolidated statement of income and not in other comprehensive (loss) income. Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change.

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

Note 2—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the CODM and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has evaluated the impact of this update on its disclosures and has applied the required amendments to these consolidated financial statements for the year ended December 31, 2024. Refer to Note 26 - Segment Information.

Recently issued accounting pronouncements not yet adopted

In August 2023, FASB issued ASU 2023-05 Business Combinations - Joint Venture Formation (Subtopic 805-60): Recognition and Initial Measurement, which provides an update to the accounting treatment of joint ventures upon formation. This update requires companies to measure assets and liabilities contributed to joint ventures at fair value at the time of formation and has an effective date of January 1, 2025. The update is to be applied prospectively, with a retrospective option for previously formed joint ventures. The Company has not elected retrospective application for its previously formed joint ventures and will adopt the provisions of this ASU for any future joint venture formations.

In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company is currently evaluating the updated disclosure requirements and impact that the standard will have on its consolidated financial statements upon implementation.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This update enhances the disclosure requirements of a public business entity’s expenses. With this standard nearly all public business entities will disclose more information about the components of the expense captions than what is currently disclosed in the financial statements allowing investors to better understand the components of an entity’s expenses and assess an entity’s performance. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the updated disclosure requirements and impact that the standard will have on its consolidated financial statements upon implementation.

Note 3– Business Acquisitions and Dispositions

On October 31, 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Grandata, Inc ("Grandata"). Grandata is a data analytics company operating in Mexico that specializes in leveraging behavioral data to provide credit risk insights, with a focus on underbanked populations. The aggregate purchase price was $33.3 million and the acquisition enhances the Company's existing product offerings.

The Company accounted for this transaction as a business combination, and the purchase price allocation is preliminary and subject to change. The Company received net assets with a value of $6.3 million, inclusive of $9.9 million in cash and cash equivalents, and identified intangible assets other than goodwill for which a portion of the purchase price must be allocated. The purchase price was preliminarily allocated to the following intangible assets: $11.9 million to customer relationships, $6.8 million to software and $1.5 million to trademarks. Goodwill in connection with this transaction is preliminarily estimated

EVERTEC, Inc. Notes to Consolidated Financial Statements
at approximately $12.8 million, after recording deferred tax liabilities of approximately $6.0 million in connection with the intangible assets recognized. These values are preliminary and subject to change.

On November 19, 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Nubity, Inc ("Nubity"). Nubity is a cloud services provider based in Mexico, specializing in AWS cloud infrastructure management, DevOps, and cloud-native application solutions for clients across Latin America. The aggregate purchase price was $11.0 million and the acquisition enhances the Company's existing product offering.

The Company accounted for this transaction as a business combination, and the purchase price allocation summary is preliminary and subject to change. The Company received net assets with a value of $0.3 million and identified intangible assets other than goodwill for which a portion of the purchase price must be allocated. The purchase price was preliminarily allocated to the following intangible assets: $3.9 million to customer relationships and $0.5 million to trademarks. Goodwill in connection with this transaction is preliminarily estimated at approximately $7.8 million, after recording deferred tax liabilities of approximately $1.5 million in connection with the intangible assets recognized. These values are preliminary and subject to change.

Goodwill in connection with both acquisitions is attributable to the Latin America Payments and Solutions segment, refer to Note 12- Goodwill for further details. Currently, none of the goodwill is deductible for income tax purposes.

The results of operations for both Grandata and Nubity were not material to the Company's consolidated statement of income and comprehensive (loss) income for the year ended December 31, 2024.

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

The Company accounted for this transaction as a business combination. The following table details the fair value of assets acquired and liabilities assumed from the paySmart acquisition:

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

The Company accounted for this transaction as a business combination. The following table details the fair value of the assets acquired and liabilities assumed from the Sinqia acquisition:

EVERTEC, Inc. Notes to Consolidated Financial Statements

Assets/Liabilities (at fair value)
(In thousands)
Cash and cash equivalents	$37,147
Restricted cash	2,166
Accounts receivable, net	9,989
Prepaid expenses and other assets	5,975
Property and equipment, net	3,618
Operating lease right-of-use asset	3,191
Goodwill	341,801
Equity securities, at fair value	9,035
Long-term deferred tax asset	28,758
Other intangible assets, net	289,540
Other long-term assets	5,455
Total assets acquired	$736,675
Accounts payable	13,241
Accrued liabilities	40,775
Operating lease liability	4,114
Current portion of long-term debt	11,400
Long-term debt	57,492
Contract liability	7,356
Deferred tax liability	76,150
Other long-term liabilities	15,134
Total liabilities assumed	$225,662
Redeemable non-controlling interests	39,340
Additional paid-in capital	471,673
Total liabilities and equity	$736,675

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$155,876	18
Trademark	47,688	10
Software packages	85,976	10
Total	$289,540	14

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

The following unaudited pro forma information shows the Company's results of operations for the years ended December 31, 2023 and 2022 as if the Sinqia Transaction had occurred on January 1, 2022. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Sinqia acquisition had occurred as of that date. The unaudited proforma financial information reflects the effects of applying the Company's

EVERTEC, Inc. Notes to Consolidated Financial Statements
accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sinqia. This is not intended to be a projection of future results or performance and actual results might materially differ.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
the products and services that the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 26 - Segment Information.

In the following table, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

	Year ended on December 31, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$240	$4,558	$—	$7,773	$12,571
Products and services transferred over time	139,103	277,110	180,500	236,202	832,915
	$139,343	$281,668	$180,500	$243,975	$845,486

	Year ended on December 31, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$394	$5,766	$—	$8,911	$15,071
Products and services transferred over time	135,579	163,644	162,366	218,049	679,638
	$135,973	$169,410	$162,366	$226,960	$694,709

	Year ended on December 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$361	$2,648	$—	$11,735	$14,744
Products and services transferred over time	117,900	111,116	151,085	223,564	603,665
	$118,261	$113,764	$151,085	$235,299	$618,409

The Company has revenue concentration with Popular, revenues as a percentage of total revenues, were 31%, 35% and 39%, for the years ended December 31, 2024, 2023 and 2022, respectively. Accounts receivable from Popular as of December 31, 2024 and December 31, 2023 amounted to $37.5 million and $40.5 million, respectively.

The Company enters into collaborative arrangements aimed at growing the Company’s merchant relationships. These arrangements are accounted for under ASC 606 as required by ASC 808 Collaborative Arrangements and are included as part of the Company’s Merchant Acquiring segment and Latin America Payments and Solutions segment. For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue amounting to $130.8 million, $114.9 million, and $65.9 million, respectively, for these arrangements.

Refer to Note 26 - Segment Information for further information, including revenue by products and services the Company provides and the geographic regions in which the Company operates.

Contract balances

EVERTEC, Inc. Notes to Consolidated Financial Statements

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the Company becomes unconditional (i.e., the Company has a present right to payment). The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the consolidated balance sheets. Contract assets at December 31, 2024 and 2023 amounted to $11.4 million and $13.9 million, respectively.

Contract liability and Contract liability- Long term, at December 31, 2024 amounted to $25.3 million and $55.0 million, respectively. Contract liability and Contract liability- Long term amounted to $21.1 million and $41.8 million at December 31, 2023, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees invoiced in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the Popular Transaction in fiscal year 2022. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the year ended December 31, 2024, the Company recognized revenue of $28.8 million that was included in contract liability, at December 31, 2023. During the year ended December 31, 2023, the Company recognized revenue of $16.4 million that was included in contract liability at December 31, 2022.

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

The Company has elected to apply the practical expedient permitted under ASC 606, when applicable. Under this practical expedient, the Company is not required to disclose information about remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less or if the Company recognizes revenue at the amount to which it has a right to invoice.

The Company also applies the practical expedient for variable consideration when the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at December 31, 2024 is $750.2 million, which is expected to be recognized over the next 5 years.

Note 5—Cash and Cash Equivalents

At December 31, 2024 and 2023, the Company’s cash and cash equivalents amounted to $298.2 million and $318.7 million, respectively, which are deposited in financial institutions. Of the total cash balance at December 31, 2024 and 2023, $226.7 million and $208.8 million, respectively, reside in subsidiaries located outside of Puerto Rico. At December 31, 2024 and 2023 the Company also had cash and cash equivalents included in settlement assets amounting to $16.4 million and $25.1 million, respectively. Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement is as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31,
(In thousands)	2024	2023	2022
Reconciliation of cash, cash equivalents, restricted cash, and cash included in settlement assets
Cash and cash equivalents	$273,645	$295,600	$185,274
Restricted cash	24,594	23,073	18,428
Cash and cash equivalents included in settlement assets	16,410	25,051	11,955
Cash, cash equivalents, restricted cash, and cash included in settlement assets	$314,649	$343,724	$215,657

Refer to Note 7 - Settlement Assets and Liabilities for additional information regarding settlement assets and settlement liabilities.

Note 6 – Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	December 31,
(In thousands)	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	71,999	32,147	24,132
Cash paid for income taxes	24,583	36,247	32,826
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	2,343	1,964	3,716
Right-of-use assets obtained in exchange for operating lease liabilities	3,920	—	—
Non-cash investing activities
Capital contribution in-kind to investment in equity investee	6,000	—	—
Trade-in of equipment	2,193	—	—
Software exchanged for common stock	—	—	18,761
Goodwill exchanged for common stock	—	—	5,813
CDs transferred in the acquisition of a business	—	—	7,169
Non-cash financing activities
Payable due to vendor related to licenses acquired	—	7,403	—
Dividends declared on redeemable non-controlling interests	2,898	—	—
Non-cash financing and investing activities
Common stock received and retired for sale of a business	—	—	169,249
Common stock exchanged for the acquisition of a business	—	37,710	—

Note 7 - Settlement Assets and Liabilities

The principal components of the Company's settlement assets and liabilities were as follows at December 31:

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31,
(In thousands)	2024	2023
Settlement assets
Cash and cash equivalents	$16,410	$25,051
Accounts receivables	15,532	26,416
Total settlement assets	$31,942	$51,467
Settlement liabilities
Accounts payable	$32,027	$47,620
Total settlement liabilities	$32,027	$47,620

Note 8 —Accounts Receivable and Allowance for Current Expected Credit Losses

Accounts receivable, net consisted of the following:

	December 31,
(In thousands)	2024	2023
Trade	$138,230	$128,403
Other	2,127	2,117
Less: allowance for current expected credit losses	(2,856)	(4,010)
Accounts receivable, net	$137,501	$126,510

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
•The Company has two main industry sectors: private and governmental. The private pool is comprised mainly of leading financial institutions, merchants, and corporations, while the governmental pool is comprised of government agencies. The governmental customers possess different risk characteristics than private customers because even though invoices are due 30 days after issuance, governmental customers usually pay within 60 to 90 days after issuance.
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

Rollforward of the Allowance for Current Expected Credit Losses

The activity in the allowance for current expected credit losses on trade receivables was as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

(In thousands)	December 31, 2024	December 31, 2023
Balance at the beginning of the period	$4,010	$2,159
Current period provision for expected credit losses	921	2,218
Write-offs	(2,088)	(384)
Recoveries of amounts previously written-off	13	17
Balance at the end of the period	$2,856	$4,010

The Company does not have a delinquency threshold for writing-off trade receivables. The Company has a formal process for the review and approval of write-offs.

Impairment losses on trade receivables are presented as net impairment losses within cost of revenues, exclusive of depreciation and amortization in the consolidated statements of income and comprehensive (loss) income. Subsequent recoveries of amounts previously written-off are credited against the allowance for expected current credit losses within accounts receivable, net on the consolidated balance sheets.

Note 9—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(In thousands)	2024	2023
Prepaid income taxes	$14,081	$16,284
Prepaid cloud computing arrangement fees	9,068	8,686
Software maintenance contracts	8,115	5,606
Contract asset	7,984	11,086
Deferred project costs	7,414	7,747
Taxes, other than income	4,344	2,898
Insurance	2,737	2,702
Postage	2,327	2,269
Guarantee deposits	872	861
Other	4,441	6,565
Prepaid expenses and other assets	$61,383	$64,704

Note 10—Investment in Equity Investees

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is one of the largest merchant acquirers and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark, and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for each of the years ended December 31, 2023 and 2022 amounted to approximately $0.1 million and $0.2 million, respectively, and was recorded within earnings of equity method investments in the consolidated statements of income and comprehensive (loss) income. For the year ended December 31, 2024 there is no amortization expense as intangibles were fully amortized in the second quarter of 2023. The Company recognized $5.0 million, $5.0 million, and $3.0 million as earnings of equity method investment in the consolidated statements of income and comprehensive (loss) income for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company received $3.4 million, $3.5 million, and $2.1 million respectively, in dividends from CONTADO.

EVERTEC, Inc. Notes to Consolidated Financial Statements
In the third quarter of 2023, the Company, through its wholly-owned subsidiary EVERTEC Costa Rica, S.A. ("EVERTEC CR"), entered into an agreement with a corporate partner to jointly develop and provide payment services in the Latin America region. The services will be provided through a newly formed entity which both entities contributed capital to form. The Company has a 21.26% equity interest in the newly formed entity and uses the equity method of accounting to account for this equity interest. During the year ended December 31, 2024, the Company contributed cash and nonfinancial assets amounting to $2.0 million and $6.0 million, respectively. For the year ended December 31, 2023, the Company made cash contributions of $5.5 million. The Company recognized a loss of $0.7 million within earnings of equity method investments in the consolidated statements of income and comprehensive (loss) income for the year ended December 31, 2024.

Both equity method investments' fiscal years end on December 31 and are reported in the consolidated statements of income and comprehensive (loss) income for the period subsequent to the acquisition date on a one-month lag. No significant events occurred in the operations subsequent to November 30, 2024 that would have materially affected the Company’s reported results.
Note 11—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2024	2023
Buildings	30	$2,105	$2,193
Data processing equipment	3 - 5	189,172	187,761
Furniture and equipment	3 - 10	10,413	10,281
Leasehold improvements	5 - 10	5,059	4,876
		206,749	205,111
Less—accumulated depreciation and amortization		(146,185)	(144,117)
Depreciable assets, net		60,564	60,994
Land		1,495	1,459
Property and equipment, net		$62,059	$62,453

Depreciation and amortization expense related to property and equipment was $22.3 million, $21.6 million, and $18.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 12—Goodwill

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows:

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2022	$160,972	$84,289	$138,121	$40,010	$423,392
Goodwill attributable to acquisition	—	352,629	—	—	352,629
Foreign currency translation adjustments	—	15,679	—	—	15,679
Balance at December 31, 2023	160,972	452,597	138,121	40,010	791,700
Adjustment to goodwill from prior year acquisition	—	(1,352)	—	—	(1,352)
Goodwill attributable to acquisitions	—	20,621	—	—	20,621
Foreign currency translation adjustments	—	(84,068)	—	—	(84,068)
Balance at December 31, 2024	$160,972	$387,798	$138,121	$40,010	$726,901

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The estimated fair value of the reporting units is computed using a combination of an income approach and a market approach. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include, among others, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the selection of discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. The market approach estimates the value of a reporting unit by using multiples of revenue and EBITDA based on guideline of publicly traded companies. Valuation using the market approach requires management to make assumptions related to EBITDA multiples. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability, and growth. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. The Company performed a quantitative assessment as of August 31, 2024 for the Latin America Payments and Solutions reporting unit and performed a qualitative assessment for the Payments Services - Puerto Rico & Caribbean, Merchant Acquiring, net and Business Solutions reporting units. For the 2023 annual impairment test the quantitative assessment was followed for all the Company reporting units. Based on the analysis performed as of August 31, 2024 and August 31, 2023, the fair value of the reporting units exceed the carrying amounts of the reporting units. No impairment losses were recorded in 2024, 2023 or 2022. Refer to Note 3 - Business Acquisitions and Dispositions for further details of goodwill acquired in 2024 and 2023.

Note 13—Other Intangible Assets, Net
The carrying amount of other intangible assets consisted of the following:

	Useful life in years	December 31, 2024
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$533,203	$(374,474)	$158,729
Trademark	3 - 15	84,008	(48,204)	35,804
Software packages	3 - 10	515,404	(281,550)	233,854
Non-compete agreement	5	3,194	(696)	2,498
Other intangible assets, net		$1,135,809	$(704,924)	$430,885

	Useful life in years	December 31, 2023
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	8 - 20	$568,284	$(340,952)	$227,332
Trademark	1 - 15	94,203	(41,319)	52,884
Software packages	3 - 10	510,898	(274,610)	236,288
Non-compete agreement	5	1,735	(169)	1,566
Other intangible assets, net		$1,175,120	$(657,050)	$518,070

EVERTEC, Inc. Notes to Consolidated Financial Statements

Amortization expense related to intangibles, including software packages, was $105.5 million, $72.0 million, and $59.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense related to software packages was $39.2 million, $31.3 million, and $25.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2022, the Company recorded an impairment loss through cost of revenues amounting to $4.1 million for a multi-year software development for which a reduction in future cash flows was projected. This impairment charge affected the Company’s Payment Services – Puerto Rico & Caribbean segment.

The estimated amortization expense of balances outstanding at December 31, 2024 for the next years and thereafter are as follows:

(In thousands)
2025	$91,674
2026	78,801
2027	66,542
2028	52,343
2029	35,884
Thereafter	105,641

Note 14—Other Long-Term Assets

Other long-term assets consisted of the following:

	December 31,
(In thousands)	2024	2023
Software maintenance contracts	$10,037	$11,246
Deferred costs	6,860	5,183
Contract assets	3,458	2,830
Guarantees	3,037	5,593
Deferred-issuance costs - revolving credit facility	1,602	2,153
Other long-term assets	$24,994	$27,005

Note 15—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(In thousands)	2024	2023
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin (1)(2))	$426,602	$449,450
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin (1)(3))	522,327	521,233
Deferred consideration from business combinations	9,895	19,467
Note payable due on September 1, 2030(1)	6,519	7,403
Total debt	$965,343	$997,553

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to minimum rate (“SOFR floor”) of 0.00% plus applicable margin of 2.00% at December 31, 2024 and 1.50% at December 31, 2023.
(3)Subject to SOFR floor of 0.50% plus applicable margin of 2.75% at December 31, 2024 and an applicable margin of 3.50% at December 31, 2023.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The following table presents contractual principal payments for the next five years and thereafter:

(In thousands)
2025	$23,867
2026	23,867
2027	381,870
2028	—
2029	—
Thereafter	540,000

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

Scheduled Amortization Payments

The TLA Facility amortizes in equal quarterly installments at an amount equal to (a) initially, $5,966,720.78 per quarter and (b) for any installment payments to be made in the calendar year ending 2027, $8,950,081.17 per quarter, with the balance payable on the 2022 Credit Facilities Maturity Date. The TLB Facility amortizes in equal quarterly at a rate equal to 1% per calendar year, with the balance payable on the Term Loan B Maturity Date. Any optional prepayments of the Term Loan Facilities can be applied to the remaining installments. The Revolving Credit Facility terminates on the 2022 Credit Facilities Maturity Date, and loans thereunder may be borrowed, repaid and reborrowed prior thereto.

Voluntary Prepayments and Reduction and Termination of Commitments

Other than as set forth below with respect to the TLB Facility, EVERTEC Group may prepay loans under the Term Loan Facilities and permanently reduce the loan commitments under the Revolving Facility at any time without premium or penalty, subject to compensation for any break funding costs incurred by a lender and timely submission of a notice of prepayment or commitment reduction, as applicable. EVERTEC Group is required to make certain mandatory prepayments of the 2022 Credit Facilities in certain circumstances.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
With respect to the New TLB Facility, the interest rates are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 2.75% per annum or (b) the ABR plus an applicable margin of 1.75% per annum.

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

The unpaid principal balance at December 31, 2024 of the TLA Facility and TLB Facility were $429.6 million and $540.0 million. The additional borrowing capacity for the Revolving Facility at December 31, 2024 was $193.9 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility. At December 31, 2024 and 2023, there were no borrowings outstanding under the revolving credit facility.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At December 31, 2024 and December 31, 2023, the unpaid principal balance of these agreements amounted to $9.9 million and $19.5 million, respectively. Obligations bear interest at rates ranging from 6.3% to 13.2% with maturities ranging from January 2025 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheet.

Notes payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of December 31, 2024, the outstanding principal balance of the note payable on a discounted basis was $6.5 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheet.

Interest Rate Swaps

As of December 31, 2024, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company’s Term Loan Facility from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive (loss) income until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying consolidated statements of income and comprehensive (loss) income.

Swap Amendment	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

As of December 31, 2024, the carrying amount of the derivatives included on the Company’s consolidated balance sheets was an asset of $4.3 million and a liability of $1.4 million. As of December 31, 2023, the carrying amount of the derivatives included on the Company's consolidated balance sheets was an asset $4.4 million and a liability of $0.9 million. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2024, 2023 and 2022, the Company reclassified gains of $8.1 million, gains of $5.6 million and losses of $3.0 million, respectively, from accumulated other comprehensive (loss) income into interest expense. Based on expected SOFR rates, the Company expects to reclassify gains of $1.7 million from accumulated other comprehensive (loss) income into interest expense over the next 12 months. Refer to Note 16 - Financial Instruments and Fair Value Measurements for tabular disclosure of the fair value of derivatives and to Note 19 - Equity for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2024, the cash flow hedges are considered highly effective.

Note 16—Financial Instruments and Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes fair value measurements by level at December 31, 2024 and 2023, for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 2	Level 3	Measured at NAV	Total
December 31, 2024
Financial assets:
Debt securities AFS	$1,807	$—	$—	$1,807
Equity securities	—	—	4,976	4,976
Interest rate swap	4,338	—	—	4,338
Financial liabilities:
Interest rate swaps	1,351	—	—	1,351
December 31, 2023
Financial assets:
Debt securities AFS	2,095	—	—	2,095
Equity securities	6,447	2,966	—	9,413
Interest rate swaps	4,385	—	—	4,385
Financial liabilities:
Interest rate swap	900	—	—	900

Debt Securities Available for Sale ("AFS")

Costa Rica government obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. During the years ended December 31, 2024 and 2023, the Company acquired $0.8 million and $1.0 million, respectively, in available-for-sale debt securities. Debt securities amounting to $1.1 million and $1.0 million matured during 2024 and 2023, respectively. No debt securities were sold during the years ended December 31, 2024 and 2023. A provision for credit losses was not required for either December 31, 2024 or 2023. Debt securities that mature in less than 12 months are included in Prepaid and other assets on the consolidated balance sheet.

The fair value of debt securities is estimated based on observable inputs through corroboration with market data at the measurement date, therefore classified as a Level 2 asset within the fair value hierarchy.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Interest Rate Swaps

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

Equity securities

The fair value of the equity securities was calculated based on enterprise value to revenue multiples ranging from 0.4x to 8.3x, therefore classified as a Level 3 asset within the fair value hierarchy. During the year ended December 31, 2024, the Company sold equity securities with a carrying value of $5.5 million classified as Level 3 assets within the fair value hierarchy. In connection with this sale, the Company realized a gain of $2.5 million, recognized through other income, net in the consolidated statements of income and comprehensive (loss) income. At December 31, 2024, the Company no longer holds equity securities classified as Level 3. The fair value of the equity securities was $3.0 million at December 31, 2023. At December 31, 2023, mutual funds classified as equity securities, were registered with the securities and exchange commission in Brazil and were broker traded and classified as Level 2.

The following table presents the changes in equity securities classified as Level 3 assets:

(In thousands)	Equity Securities
Balance at December 31, 2023	$2,966
Disposition of equity securities	(5,487)
Change in fair value of equity securities, recognized through Other income, net	2,521
Balance at December 31, 2024	$—

There were no transfers in or out of Level 3 during the years ended December 31, 2024 or December 31, 2023.

Equity Securities Measured at Net Asset Value (NAV)

At December 31, 2024, the Company holds mutual funds classified as equity securities on the Company's consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value, as applicable, and estimated fair values for financial assets and liabilities at December 31, 2024 and 2023:

	December 31,
	2024		2023
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	426,602	433,890	449,450	452,337
2030 Term B Loan Facility	522,327	545,400	521,233	539,325

The fair values of the term loans at December 31, 2024 and 2023 were obtained using the prices provided by third-party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not measured at fair value in the balance sheet.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The Company’s financial assets and liabilities not measured at fair value are cash, short-term investments, accounts receivable, accounts payable, and deferred consideration for business combinations. The carrying values of these instruments approximate fair value.

Note 17—Other Long-Term Liabilities

As of December 31, 2024, other long-term liabilities mainly consist of an uncertain tax position of $5.1 million, long-term portion of notes payable of $6.5 million, deferred consideration for business combinations of $5.5 million, estimated liabilities of $6.5 million and other long-term liabilities of $3.9 million.

As of December 31, 2023, other long-term liabilities mainly consist of an uncertain tax position of $2.2 million, long-term portion of notes payable of $7.4 million, deferred consideration for business combinations of $15.7 million, estimated liabilities of $13.9 million and other long-term liabilities of $0.9 million.

Note 18—Redeemable Non-controlling Interests

At December 31, 2024, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option. The following table summarizes the terms of the issued options:

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Percentage of redeemable noncontrolling interest	Earliest exercise date	Formula of redemption value

Homie Do Brasil Informatica	40%	April 1, 2025	Variable multiple of gross sales dependent upon EBITDA margin and gross sales attained times percentage of ownership
Rosk Software S.A.	49%	March 15, 2025	Variable multiple of net sales dependent upon EBITDA margin attained plus net debt times percentage of ownership
Compliasset Software e Solucoes Digitais LTDA.	40%	March 15, 2026	Variable multiple of net sales dependent upon EBITDA margin attained plus working capital, plus net debt times percentage of ownership
Lote45 Participacoes S.A.	48%	January 1, 2027	Variable multiple of net sales dependent upon EBITDA margin attained plus net debt minus BRL$10.0 million times percentage of ownership

Given certain provisions within the options, the Company has classified the RNCI as mezzanine equity on the Company's consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI as of December 31, 2024:

(In thousands)	Redeemable noncontrolling interests
Balance at December 31, 2023	$36,968
Net income attributable non-controlling interests	2,535
Adjustment of redeemable non-controlling interests to redemption value	6,596
Distributions from redeemable non-controlling interests	(294)
Dividends declared on redeemable non-controlling interests	(2,898)
Foreign currency translation adjustments	553
Balance at December 31, 2024	$43,460

The following table presents changes in RNCI as of December 31, 2023:

(In thousands)	Redeemable noncontrolling interests
Balance at November 1, 2023 (Acquisition date)	$39,340
Net income from redeemable non-controlling interests	365
Dividends declared on redeemable non-controlling interests	(2,737)
Balance at December 31, 2023	$36,968

For the period ended December 31, 2023, there were no changes to the redemption value of RNCI.

Note 19—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2024 and 2023, the Company had 63,614,077 and 65,450,799 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2024 and 2023, no shares of preferred stock have been issued.

EVERTEC, Inc. Notes to Consolidated Financial Statements

On September 12, 2023, the Company formally registered a Brazilian Depositary Receipts program with the Brazilian securities and exchange commission, in order to have securities backed by Evertec shares trading in the B3, the Brazilian stock exchange. At December 31, 2024 and 2023, the Company had 1,164,592 shares trading in the B3.

Stock Repurchase

In 2024, 2023 and 2022, the Company repurchased a total of 2.4 million, 1.0 million, and 2.8 million shares, respectively, at a cost of $82.3 million, $36.1 million and $96.6 million, respectively. The Company funded such repurchases with cash on hand and borrowings from the existing revolving credit facility. All repurchased shares in the years ended December 31, 2024, 2023 and 2022 were retired.

Dividends

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by the Board of Directors (“Board”) each quarter. Any declaration and payment of future dividends to holders of the common stock will be at the discretion of the Board and will depend on many factors, including the financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that the Board deems relevant. The Company’s dividend activity in 2024 and 2023 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 15, 2024	February 27, 2024	March 15, 2024	0.05
April 18, 2024	April 29, 2024	June 7, 2024	0.05
July 18, 2024	July 29, 2024	September 6, 2024	0.05
October 17, 2024	October 28, 2024	December 6, 2024	0.05
February 16, 2023	February 28, 2023	March 17, 2023	0.05
April 20, 2023	May 1, 2023	June 2, 2023	0.05
July 20, 2023	July 31, 2023	September 1, 2023	0.05
October 19, 2023	October 30, 2023	December 1, 2023	0.05

Accumulated Other Comprehensive (Loss) Income

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive (loss) income for the years ended December 31, 2024 and 2023:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Unrealized Gains on Debt Securities AFS	Total
Balance - December 31, 2022, net of tax	$(23,481)	$6,954	$41	$(16,486)
Other comprehensive income (loss) before reclassifications	38,328	1,932	(15)	40,245
Effective portion reclassified to net income	—	(5,550)	—	(5,550)
Balance - December 31, 2023, net of tax	14,847	3,336	26	18,209
Other comprehensive (loss) income before reclassifications	(152,851)	8,008	(7)	(144,850)
Effective portion reclassified to net income	—	(8,082)	—	(8,082)
Balance - December 31, 2024, net of tax	$(138,004)	$3,262	$19	$(134,723)

Note 20—Share-based Compensation

Long-Term Incentive Plan (“LTIP”)

During the three months ended March 31, 2022, 2023 and 2024, the Compensation Committee (the “Compensation Committee”) of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives

EVERTEC, Inc. Notes to Consolidated Financial Statements
and certain employees pursuant to the 2022 LTIP, 2023 LTIP and 2024 LTIP, respectively, all under the terms of the Company’s 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

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

For the performance-based awards under the 2022 LTIP, 2023 LTIP, and 2024 LTIP, the Compensation Committee established adjusted earnings before interest, income taxes, depreciation, and amortization (“Adjusted EBITDA”) as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return (“TSR”) performance modifier. The Adjusted EBITDA measure is based on annual Adjusted EBITDA targets and can result in a payout between 0% and 200%, depending on the performance level. The TSR modifier adjusts the shares earned based on the Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 25, 2025 for the 2022 LTIP, February 24, 2026 for the 2023 LTIP and February 28, 2026 for the 2024 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes the nonvested RSUs activity for the years ended December 31, 2024, 2023 and 2022:

Nonvested RSUs	Shares	Weighted average grant date fair value
Nonvested at December 31, 2021	1,086,329	$34.73
Granted	709,350	41.90
Vested	(421,764)	33.02
Forfeited	(10,135)	37.66
Nonvested at December 31, 2022	1,363,780	38.96
Granted	1,072,494	37.53
Vested	(608,800)	36.92
Forfeited	(28,462)	39.46
Nonvested at December 31, 2023	1,799,012	39.42
Granted	1,161,455	36.76
Vested	(791,833)	39.25
Forfeited	(164,370)	36.01
Nonvested at December 31, 2024	2,004,264	$38.71
Share-based compensation recognized was as follows:

	Years ended December 31,
(In thousands)	2024	2023	2022
Share-based compensation recognized, net
RSUs	$30,275	$25,732	$19,956
The maximum unrecognized cost for restricted stock units was $38.1 million as of December 31, 2024. The cost is expected to be recognized over a weighted average period of 1.9 years.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 21—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2024, 2023 and 2022, the costs incurred under the plan amounted to approximately $1.4 million, $1.4 million and $1.1 million, respectively.

Note 22—Total Other Income (Expenses)

For the year ended December 31, 2024, other income (expenses) is primarily comprised of a $8.9 million net gain in research and development tax credits in Puerto Rico, $3.2 million in realized gains on foreign currency transactions, a $3.1 million gain on sale of investments and a $0.5 million realized gain for change in fair market value.
For the year ended December 31, 2023, other income (expenses) is primarily comprised of $3.6 million in realized gains on foreign currency transactions, a $1.4 million loss on extinguishment of debt and a $1.2 million loss on change in fair value of equity securities.
For the year ended December 31, 2022, other income (expenses) is primarily comprised of $2.4 million in realized gains on foreign transactions and $1.3 million loss on extinguishment of debt.

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
The components of income tax expense consisted of the following:

	Years ended December 31,
(In thousands)	2024	2023	2022
Current tax provision	$31,573	$21,621	$29,418
Deferred tax benefit	(26,726)	(16,144)	(435)
Income tax expense	$4,847	$5,477	$28,983

EVERTEC, Inc. Notes to Consolidated Financial Statements
The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense and its segregation based on location of operations:

	Years ended December 31,
(In thousands)	2024	2023	2022
Income before income tax provision
Puerto Rico	$94,287	$64,096	$246,049
United States	683	627	273
Foreign countries	24,656	20,630	21,530
Total income before income tax provision	$119,626	$85,353	$267,852
Current tax provision
Puerto Rico	$6,055	$3,187	$9,096
United States	270	141	389
Foreign countries	25,248	18,293	19,933
Total current tax provision	$31,573	$21,621	$29,418
Deferred tax (benefit) provision
Puerto Rico	$(13,775)	$(9,991)	$4,564
United States	33	54	6
Foreign countries	(12,984)	(6,207)	(5,005)
Total deferred tax benefit	$(26,726)	$(16,144)	$(435)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of December 31, 2024 and 2023, the Company had $165.2 million and $137.0 million of unremitted earnings from foreign subsidiaries, respectively. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted, and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

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

On October 11, 2011, Evertec Group was granted a tax exemption under Tax Incentive Law No. 73 of 2008, retroactively to December 1, 2009. Under this grant, activities derived from consulting and data processing services provided outside Puerto Rico are subject to a preferred rate that declines gradually from 7% to 4% by December 1, 2013. After this date, the rate

EVERTEC, Inc. Notes to Consolidated Financial Statements
remains at 4% until its expiration on November 30, 2024. In November 2024, prior to the expiration of the grant, EVERTEC submitted a request for renovation of the tax exemption decree under the current Puerto Rico Incentives Code, Act 60.

In addition, in August 2018, the Puerto Rico Industrial Development Company approved the requested extension of a grant under Tax Incentive Law No. 135 of 1997 for EVERTEC Group. Under this grant, activities derived from certain development and installation service in excess of a determined income are subject to a fixed tax rate of 10% for a 10-year period from January 1, 2018.
The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(In thousands)	2024	2023
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$201	$430
Unearned income	8,628	6,426
Lease liability	1,324	1,940
Share-based compensation	2,785	2,442
Accrued liabilities	9,419	10,255
Net operation losses	43,219	33,689
Other	3,439	5,664
Total gross deferred tax assets	69,015	60,846
Deferred tax liabilities (“DTL”)
Capitalized salaries	2,486	2,514
Difference between the assigned values and the tax basis of assets and liabilities recognized in business combinations	67,298	89,582
Right of use asset	1,290	1,716
Amortization of tax goodwill on business combination	5,193	1,808
Other	3,682	5,296
Total gross deferred tax liabilities	79,949	100,916
Deferred tax liability, net	$(10,934)	$(40,070)

As of December 31, 2024 and 2023, the net deferred tax liability and asset amounted to $5.6 million and $35.5 million, respectively, with a valuation allowance of approximately $5.3 million and $4.6 million, respectively, included as part of other deferred tax assets, for a net deferred tax liability after valuation allowance of approximately $10.9 million and $40.1 million, respectively.

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for alternative minimum tax (“AMT”) for taxable years commencing after December 31, 2014. However, Act 257 of 2018 limits the deduction of NOLs to 90% for regular tax for tax years commencing after December 31, 2018. In the case of a partner's distributive share of partnership loss, including capital loss, it is limited to the adjusted basis of their interest in the partnership at the end of the partnership year in which the loss occurred. If a partner's share of the loss exceeds their adjusted basis, the excess loss is not deductible in the current year. Instead, this excess loss can be carried forward and deducted in future years when the partner's adjusted basis increases, typically through additional contributions to the partnership or through partnership income.

At December 31, 2024, the Company has $65.0 million and $68.5 million in NOL carryforwards related to Puerto Rico industrial development income, United States and foreign countries, respectively, available to offset future eligible income. The NOL balance as of December 31, 2024 expires as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

(In thousands)
2028	$109
2029	1,657
2030	2,926
2031	3,430
2032	2,219
2033	1,724
2034	4,486
2035	520
Indefinitely	115,667

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

The following is a tabular reconciliation of the total amounts of UTPs:

	Years ended December 31,
(In thousands)	2024	2023	2022
Balance, beginning of year	$5,902	$1,480	$3,951
Gross increases—tax positions in prior period	—	70	62
Gross decreases—tax positions in prior period	(758)	—	(35)
Gross increases—tax positions in current period	—	4,996	—
Lapse of statute of limitations	(2,290)	(644)	(2,498)
Balance, end of year	$2,854	$5,902	$1,480

As of December 31, 2024, 2023 and 2022, approximately $2.9 million, $5.9 million and $1.5 million, respectively, would have affected the Company’s effective income tax rate, if recognized.

The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2024, 2023 and 2022, the Company recognized an income tax expense of $0.7 million, $0.8 million and $0.2 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2024 and 2023 was $2.9 million and $5.6 million, respectively. The Company estimates that it is reasonably possible that the liability for uncertain tax position created from acquisitions in foreign jurisdictions will decrease by approximately $2.3 million in the next 12 months as a result of the statute of limitations.

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

The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico and Costa Rica, while certain entities in Brazil have tax benefits resulting from the amortization of goodwill and other intangible assets for tax purposes. The income tax returns for 2020, 2021, 2022, and 2023 are currently open for examination for these jurisdictions, while 2014 and 2015 2018 and 2019 is also open for examination for Costa Rica Puerto Rico, and 2019 for Brazil.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate of 37.5% to the income before income taxes as a result of the following:

	Years ended December 31,
(In thousands)	2024	2023	2022
Computed income tax at statutory rates	$44,859	$32,007	$100,445
Differences in tax rates due to multiple jurisdictions	4,823	4,038	3,347
Excess tax benefits on share-based compensation	(502)	(81)	348
Effect of income subject to tax-exemption grant	(43,808)	(30,123)	(34,638)
Effect of the gain on sale of a business	—	—	(39,645)
Unrecognized tax (benefit) expense	(3,492)	(1,083)	(3,438)
Tax credits for research and development activities	—	(884)	—
Valuation allowance	—	2,194	—
Other, net	2,967	(591)	2,564
Income tax expense	$4,847	$5,477	$28,983

Note 24—Net Income Per Common Share
The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2024	2023	2022
Net income available to EVERTEC, Inc.'s common shareholders	$112,620	$79,722	$239,009
Weighted average common shares outstanding	64,286,725	64,932,114	68,701,434
Weighted average potential dilutive common shares (1)	790,810	882,203	611,283
Weighted average common shares outstanding—assuming dilution	65,077,535	65,814,317	69,312,717
Net income per common share—basic	$1.75	$1.23	$3.48
Net income per common share—diluted	$1.73	$1.21	$3.45

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.
Refer to Note 19 - Equity for a detail of dividends declared and paid during 2024 and 2023.

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

Leases

The Company has operating leases for certain office facilities, buildings, telecommunications and other equipment; and finance leases for certain equipment. The Company’s lease contracts have remaining terms ranging from 1 year to 5 years, some of which may include options to extend the leases for up to 5 years, and some which may include the option to terminate the lease within 1 year.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Total lease cost consisted of the following:

	Years ended December 31,
(in thousands)	2024	2023
Operating lease cost	$7,821	$7,273
Variable lease cost	2,943	2,910
Total lease costs	$10,764	$10,183
Other Balance Sheet information related to operating leases was as follows:

	December 31,
(In thousands)	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$3,920	$7,176
Weighted average remaining lease term, in years	3	3
Weighted average discount rate	3.8%	0.9%
The following table presents the balance of Operating lease obligations:

	December 31,
(In thousands)	2024	2023
Operating lease liability - current	$6,229	$6,693
Operating lease liability - long-term	4,924	9,033
Total operating lease liabilities	$11,153	$15,726
Future minimum operating lease payments at December 31, 2024 were as follows:

(In thousands)
2025	8,177
2026	3,408
2027	2,568
2028	1,186
2029	193
Thereafter	12
Total future minimum lease payments	15,544
Less: imputed interest	(4,391)
Total	$11,153

Note 26—Segment Information

The Company has four operating and reportable segments: Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions, Merchant Acquiring, and Business Solutions based upon organization of the Company by the nature of products and services provided to customers and geography.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions in various product areas such as core bank processing, network hosting, managed services and managed security services, IT professional services, business process outsourcing, item processing, cash processing, and fulfillment. Core bank processing and network services revenues are derived in part from a recurrent fixed fee and from fees based on the number of accounts on file (i.e., savings or checking accounts, loans, etc.), server capacity usage or computer resources utilized. Revenues from other processing services within the Business Solutions segment are generally volume-based and depend on factors such as the number of accounts processed. In addition, EVERTEC is a reseller of hardware and software products and these resale transactions are generally non-recurring.

The Company’s Chief Operating Decision Maker ("CODM") is the President and Chief Executive Officer (“CEO”). The CODM uses revenue and Adjusted EBITDA to evaluate segment performance and allocate resources, and regularly reviews performance at the segment level against budget and forecast when making decisions about the allocation of resources to each segment. Adjusted EBITDA reviewed by the CODM is calculated as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from non-cash unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Adjusted EBITDA, as it relates to operating segments, is presented in conformity with ASC Topic 280, Segment Reporting, given that it is used by the CODM for purposes of evaluating performance and allocating resources.

Expense information that is regularly provided to the CODM on a consolidated financial statement basis include personnel costs, professional fees, equipment expenses and cost of sales, adjusted primarily for the impact of share-based compensation, restructuring related expenses, and fees and expenses from corporate transactions such as M&A activity and financing.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company does not report assets or other balance sheet information to the CODM on a segment basis as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on this information. No segment expense information is regularly provided to the CODM and therefore the Company does not report significant segment expenses.

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated:

	December 31, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$139,343	$281,668	$180,500	$243,975	$845,486
Intersegment revenues	75,406	21,116	—	—	96,522
Total segment revenues(1)	214,749	302,784	180,500	243,975	942,008
Less: Other segment items(2)	(93,359)	(223,103)	(107,868)	(141,306)	(565,636)
Segment Adjusted EBITDA	$121,390	$79,681	$72,632	$102,669	$376,372

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis. Intersegment revenue eliminations predominantly reflect the $57.6 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $21.1 million from Latin America Payments and Solutions to Payment Services-Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $17.8 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)For each reportable segment, other segment items category includes: cost of revenues and selling, general and administrative expenses, exclusive of depreciation and amortization. These amounts are adjusted to exclude certain items such as: share-based compensation costs, severance payments, equity investment income net of dividends received, foreign currency remeasurement for assets and liabilities in non-functional currency, and expenses from corporate transactions as defined in the Credit Agreement to determine Segment Adjusted EBITDA.

	December 31, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$135,973	$169,410	$162,366	$226,960	$694,709
Intersegment revenues	67,259	17,093	—	—	84,352
Total segment revenues(1)	203,232	186,503	162,366	226,960	779,061
Less: Other segment items(2)	(84,966)	(126,345)	(101,374)	(140,080)	(452,765)
Segment Adjusted EBITDA	$118,266	$60,158	$60,992	$86,880	$326,296

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis. Intersegment revenue eliminations predominantly reflect the $52.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $17.1 million from Latin America Payments and Solutions to Payment Services-Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $14.3 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.

EVERTEC, Inc. Notes to Consolidated Financial Statements
(2)For each reportable segment, other segment items category includes: cost of revenues and selling, general and administrative expenses, exclusive of depreciation and amortization. These amounts are adjusted to exclude certain items such as: share-based compensation costs, severance payments, equity investment income net of dividends received, foreign currency remeasurement for assets and liabilities in non-functional currency, and expenses from corporate transactions as defined in the Credit Agreement to determine Segment Adjusted EBITDA.

	December 31, 2022
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$118,261	$113,764	$151,085	$235,299	$618,409
Intersegment revenues	60,220	14,457	—	—	74,677
Total segment revenues(1)	178,481	128,221	151,085	235,299	693,086
Less: Other segment items(2)	(77,621)	(85,614)	(87,478)	(134,731)	(385,444)
Segment Adjusted EBITDA	$100,860	$42,607	$63,607	$100,568	$307,642

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis. Intersegment revenue eliminations predominantly reflect the $49.5 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $14.5 million from Latin America Payments and Solutions to Payment Services-Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $10.7 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)For each reportable segment, other segment items category includes: cost of revenues and selling, general and administrative expenses, exclusive of depreciation and amortization. These amounts are adjusted to exclude certain items such as: share-based compensation costs, severance payments, equity investment income net of dividends received, foreign currency remeasurement for assets and liabilities in non-functional currency, and expenses from corporate transactions as defined in the Credit Agreement to determine Segment Adjusted EBITDA.

The reconciliation of Segment Adjusted EBITDA to consolidated income before income taxes is as follows:

	Years ended December 31,
(In thousands)	2024	2023	2022
Segment Adjusted EBITDA	$376,372	$326,296	$307,642
Elimination of intersegment revenues	(96,522)	(84,352)	(74,677)
Other corporate expenses(1)	60,378	50,027	43,155
Compensation and benefits(2)	(31,644)	(29,312)	(20,335)
Transaction, refinancing and other fees(3)	4,217	(53,545)	118,860
Earnings of equity method investments, net of dividends received	1,270	1,945	1,121
Loss on foreign currency remeasurement(4)	(5,198)	(8,276)	(7,645)
Interest income	13,332	8,512	3,121
Interest expense	(74,733)	(32,321)	(24,772)
Depreciation and amortization	(127,846)	(93,621)	(78,618)
Income before income taxes	$119,626	$85,353	$267,852

(1)The other corporate expenses category consists of corporate overhead expenses and other non-operating expenses that are not included in the reportable segment, as well as intersegment eliminations.
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

EVERTEC, Inc. Notes to Consolidated Financial Statements
The geographic information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(In thousands)	2024	2023	2022
Revenues (1)
Puerto Rico	$543,568	$505,246	$481,676
Caribbean	20,250	20,053	22,969
Latin America	281,668	169,410	113,764
Total Revenues	$845,486	$694,709	$618,409

(1)Revenues are based on subsidiaries’ country of domicile.
Major customers
The Company has revenue concentration with Popular, revenues as a percentage of total revenues, were 31%, 35% and 39%, for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 5%, 7%, and 7% of the Company’s total revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
Revenues related to Popular and the Government of Puerto Rico are both related to the Payment Services - Puerto Rico & Caribbean and Business Solutions segments.
Long-lived assets
Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2024 and 2023 were as follows:

	Years ended December 31,
(In thousands)	2024	2023
Puerto Rico	$44,563	$43,627
Latin America	17,496	18,826
Total Property and equipment, net	$62,059	$62,453

Note 27—Subsequent Events

On February 20, 2025, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on March 21, 2025 to stockholders of record as of the close of business on March 3, 2025. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board's approval and may be adjusted as business needs or market conditions change.

Schedule I

EVERTEC, Inc. Condensed Financial Statements
Parent Company Only
Condensed Balance Sheets

	December 31,
(In thousands)	2024	2023
Assets
Current assets:
Cash	$1,683	$2,118
Prepaid expenses and other assets	17	5,908
Total current assets	1,700	8,026
Investment in subsidiaries, at equity	482,665	617,025
Deferred tax asset, net	22,934	8,640
Total assets	$507,299	$633,691
Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$280	$374
Accounts payable	34,335	39,024
Income tax payable	160	—
Total liabilities	$34,775	$39,398
Stockholders’ equity:
Common stock	636	654
Additional paid-in capital	7,003	36,527
Accumulated earnings	599,608	538,903
Accumulated other comprehensive (loss) income, net of tax	(134,723)	18,209
Total stockholders’ equity	472,524	594,293
Total liabilities and stockholders’ equity	$507,299	$633,691

Schedule I

Condensed Statements of Income and Comprehensive (Loss) Income

	Years ended December 31,
(In thousands)	2024	2023	2022
Non-operating income (expenses)
Equity in earnings of subsidiaries	$100,545	$71,600	$72,549
Interest income	592	497	290
Other expenses	(2,037)	(1,956)	166,745
Income before income taxes	99,100	70,141	239,584
Income tax (expense) benefit	(13,520)	(9,581)	575
Net income	112,620	79,722	239,009
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(152,851)	38,328	12,490
(Loss) gain on cash flow hedges	(74)	(3,618)	19,215
Unrealized loss on change in fair value of debt securities available-for-sale	(7)	(15)	(68)
Total comprehensive (loss) income	$(40,312)	$114,417	$270,646
Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities	$104,701	$55,515	$116,052
Cash flows from financing activities
Dividends paid	(12,873)	(13,025)	(13,772)
Repurchase of common stock	(82,293)	(36,096)	(96,595)
Withholding taxes paid on share-based compensation	(9,970)	(5,956)	(5,685)
Net cash used in financing activities	(105,136)	(55,077)	(116,052)
Net change in cash	(435)	438	—
Cash at beginning of the period	2,118	1,680	1,680
Cash at end of the period	$1,683	$2,118	$1,680