Form 10-Q
period 2025-03-31
EVERTEC, Inc.
filed 2025-05-08
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025 or

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
At May 1, 2025, there were 63,614,077 outstanding shares of common stock of EVERTEC, Inc.

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
•the effect of purchases of our common stock pursuant to our stock repurchase plan on the value of our common stock; and
•the impact of our leverage on our ability to raise additional capital, that our leverage may limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations with respect to our substantial indebtedness, and that we and our subsidiaries may be able to incur significant additional indebtedness, which could further increase such risks.

The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, and should, therefore, be considered in light of various factors, including those set forth under Part 1, Item 1A. "Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 and in Part I, Item 2.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as may be updated in our subsequent filings with the SEC. These forward-looking statements speak only as of the date of this Report, and, except as may be required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$265,864	$273,645
Restricted cash	24,198	24,594
Accounts receivable, net	159,237	137,501
Settlement assets	33,572	31,942
Prepaid expenses and other assets	72,214	61,383
Total current assets	555,085	529,065
Debt securities available-for-sale, at fair value	816	913
Equity securities, at fair value	5,251	4,976
Investments in equity investees	30,966	29,472
Property and equipment, net	64,156	62,059
Operating lease right-of-use asset	10,394	10,131
Goodwill	752,626	726,901
Other intangible assets, net	437,104	430,885
Deferred tax asset	39,097	33,877
Derivative asset	1,728	4,338
Other long-term assets	20,278	24,994
Total assets	$1,917,501	$1,857,611
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$111,604	$124,553
Accounts payable	69,197	58,729
Contract liability	21,720	25,274
Income tax payable	13,701	8,981
Current portion of long-term debt	23,867	23,867
Current portion of operating lease liability	5,834	6,229
Settlement liabilities	33,648	32,027
Total current liabilities	279,571	279,660
Long-term debt	919,957	925,062
Deferred tax liability	44,833	44,810
Contract liability - long term	56,231	55,003
Operating lease liability - long-term	5,711	4,924
Derivative liability	3,870	1,351
Other long-term liabilities	22,212	27,540
Total liabilities	1,332,385	1,338,350
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	40,022	43,460
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 64,028,083 shares issued and outstanding as of March 31, 2025 (December 31, 2024 - 63,614,077)	640	636
Additional paid-in capital	4,322	7,003
Accumulated earnings	629,130	599,608
Accumulated other comprehensive loss, net of tax	(91,996)	(134,723)
Total stockholders’ equity	542,096	472,524
Non-redeemable non-controlling interest	2,998	3,277
Total equity	545,094	475,801
Total liabilities and equity	$1,917,501	$1,857,611
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(In thousands, except per share information)

	Three months ended March 31,
	2025	2024

Revenues	$228,792	$205,318

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	114,609	102,448
Selling, general and administrative expenses	36,210	35,626
Depreciation and amortization	28,473	34,441
Total operating costs and expenses	179,292	172,515
Income from operations	49,500	32,803
Non-operating income (expenses)
Interest income	3,251	3,360
Interest expense	(16,988)	(19,939)
Loss on foreign currency remeasurement	(833)	(4,456)
Earnings from equity investees	2,077	1,071
Other income, net	220	3,840
Total non-operating expenses	(12,273)	(16,124)
Income before income taxes	37,227	16,679
Income tax expense	4,136	292
Net income	33,091	16,387
Less: Net income attributable to non-controlling interest	388	408
Net income attributable to EVERTEC, Inc.’s common stockholders	32,703	15,979
Other comprehensive income (loss), net of tax of $(1,194), and $157
Foreign currency translation adjustments	46,711	(26,476)
(Loss) gain on cash flow hedges	(3,992)	2,348
Unrealized gain (loss) on change in fair value of debt securities available-for-sale	8	(3)
Other comprehensive income (loss), net of tax	$42,727	$(24,131)
Total comprehensive income (loss) attributable to EVERTEC, Inc.’s common stockholders	$75,430	$(8,152)
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.51	$0.25
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.50	$0.24

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2024	63,614,077	$636	$7,003	$599,608	$(134,723)	$3,277	$475,801
Share-based compensation recognized	—	—	7,249	—	—	—	7,249
Restricted stock units delivered	414,006	4	(8,710)	—	—	—	(8,706)
Net income (loss)	—	—	—	32,703	—	(120)	32,583
Cash dividends on common stock, $0.05 per share	—	—	—	(3,181)	—	—	(3,181)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,220)	—	—	—	(1,220)
Other comprehensive income (loss)	—	—	—	—	42,727	(159)	42,568
Balance at March 31, 2025	64,028,083	$640	$4,322	$629,130	$(91,996)	$2,998	$545,094

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2023	65,450,799	$654	$36,527	$538,903	$18,209	$4,115	$598,408
Share-based compensation recognized	—	—	7,349	—	—	—	7,349
Repurchase of common stock	(1,516,793)	(15)	(30,943)	(39,042)	—	—	(70,000)
Restricted stock units delivered	474,953	5	(9,761)	—	—	—	(9,756)
Net income	—	—	—	16,497	—	(110)	16,387
Cash dividends on common stock, $0.05 per share	—	—	—	(3,273)	—	—	(3,273)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(3,172)	—	—	—	(3,172)
Excise tax on repurchase of common stock	—	—	—	(550)	—	—	(550)
Other comprehensive income	—	—	—	—	(24,131)	(23)	(24,154)
Balance at March 31, 2024	64,408,959	$644	$—	$512,535	$(5,922)	$3,982	$511,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income	33,091	16,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,473	34,441
Amortization of debt issue costs and accretion of discount	1,113	1,874
Operating lease amortization	1,736	1,810
Unrealized loss (gain) on change in fair value of equity securities	163	(2,325)
Deferred tax benefit	(5,482)	(5,720)
Share-based compensation	7,249	7,349
Earnings of equity investees	(2,077)	(1,071)
Loss on foreign currency remeasurement	833	4,456
Other, net	(1,662)	797
(Increase) decrease in assets:
Accounts receivable, net	(18,465)	(14,756)
Prepaid expenses and other assets	(9,403)	130
Other long-term assets	5,072	(1,484)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(2,468)	(6,304)
Income tax payable	4,039	(3,347)
Contract liability	(3,354)	8,721
Operating lease liabilities	(1,398)	(4)
Other long-term liabilities	183	(252)
Total adjustments	4,552	24,315
Net cash provided by operating activities	37,643	40,702
Cash flows from investing activities
Additions to software and other intangible assets	(15,868)	(16,494)
Property and equipment acquired	(6,407)	(5,389)
Purchase of equity securities	(49)	(111)
Net cash used in investing activities	(22,324)	(21,994)
Cash flows from financing activities
Acquisition of redeemable non-controlling interest	(5,167)	—
Withholding taxes paid on share-based compensation	(8,706)	(9,756)
Net borrowings under Revolving Facility	—	80,000
Dividends paid	(3,181)	(3,273)
Repurchase of common stock	—	(70,000)
Repayment of long-term debt	(5,967)	(5,967)
Settlement activity, net	1,146	(4,727)
Other financing activities, net	(5,670)	(7,354)
Net cash used in financing activities	(27,545)	(21,077)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	5,195	(3,768)
Net decrease in cash, cash equivalents, restricted cash and cash included in settlement assets	(7,031)	(6,137)
Cash, cash equivalents, restricted cash and cash included in settlement assets at the beginning of the period	314,649	343,724
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$307,618	$337,587

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2024, included in the Company’s 2024 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Change in presentation

During the second quarter of 2024, the Company elected to change the manner in which it presents cash flows associated with settlement activities from operating activities to financing activities within the condensed consolidated statements of cash flows. In connection with this change, the Company reclassified comparative amounts for the three-month period ended March 31, 2024. Settlement cash and cash equivalents represents cash received from agents, payment networks, bank partners, merchants or direct consumers. In certain cases, the amounts may be invested into short-term, highly liquid investments from the time the funds are collected until payments are made to the applicable recipients. This change does not have an impact on the condensed consolidated balance sheet, the condensed consolidated statement of income and comprehensive income (loss) or on the condensed consolidated statement of changes in stockholders’ equity.

The following table presents the effects of the change in presentation within the condensed consolidated statements of cash flows:

	For the three months ended March 31, 2024
(In Thousands)	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities:
Accrued liabilities and accounts payable	(11,031)	4,727	(6,304)
Net cash provided by operating activities	35,975	4,727	40,702
Cash flows from financing activities:
Settlement activities, net	—	(4,727)	(4,727)
Net cash used in financing activities	(16,350)	(4,727)	(21,077)

Note 2 – Business Acquisition

On October 31, 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Grandata, Inc ("Grandata"). Grandata is a data analytics company operating in Mexico that specializes in leveraging behavioral data to provide credit risk insights, with a focus on underbanked populations. The aggregate purchase price was $33.3 million and the acquisition enhances the Company's existing product offerings. The Company accounted for this transaction as a business combination and, in accordance with ASC 805-10-25-15, the Company is allowed a period, not to exceed 12 months from the acquisition date, to adjust the provisional amounts recognized for a business combination. The preliminary purchase price allocation is as follows:

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	9,862
Accounts receivable, net	2,701
Prepaid expenses and other assets	836
Preliminary goodwill	13,771
Other intangible assets, net	18,310
Total assets acquired	45,480
Accounts payable	5,676
Accrued liabilities	604
Income tax payable	837
Deferred tax liability	5,044
Total liabilities assumed	12,161
Additional paid-in capital	33,319
Total liabilities and equity	45,480

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$11,900	15
Trademark	1,440	3
Software packages	4,970	5
Total	$18,310	11

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

The Company accounted for this transaction as a business combination and, in accordance with ASC 805-10-25-15, the Company is allowed a period, not to exceed 12 months from the acquisition date, to adjust the provisional amounts recognized for a business combination. The Company received net assets with a value of $0.3 million and identified intangible assets other than goodwill for which a portion of the purchase price must be allocated. The purchase price was allocated to the following intangible assets: $4.4 million to customer relationships and $0.4 million to trademarks. Goodwill in connection with this transaction is preliminarily estimated at approximately $7.4 million, after recording deferred tax liabilities of approximately $1.4 million in connection with the intangible assets recognized.

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$4,370	15
Trademark	365	3
Total	$4,735	14

Goodwill in connection with both acquisitions is attributable to the Latin America Payments and Solutions segment, refer to Note 4- Goodwill and Other Intangible Assets for further details. None of the goodwill is deductible for income tax purposes.

The results of operations for both Grandata and Nubity were not material to the Company's consolidated statement of income and comprehensive income (loss) for the quarter ended March 31, 2025.

Note 3 – Property and Equipment, net

Property and equipment, net consisted of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2025	December 31, 2024
Buildings	30	$2,174	$2,105
Data processing equipment	3 - 5	196,362	189,172
Furniture and equipment	3 - 10	10,917	10,413
Leasehold improvements	5 -10	5,238	5,059
		214,691	206,749
Less - accumulated depreciation and amortization		(152,059)	(146,185)
Depreciable assets, net		62,632	60,564
Land		1,524	1,495
Property and equipment, net		$64,156	$62,059

Depreciation and amortization expense related to property and equipment for the three month period ended March 31, 2025 amounted to $5.4 million, compared to $5.7 million for the corresponding period in 2024.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows (see Note 15):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2024	$160,972	$387,798	$138,121	$40,010	$726,901
Measurement period adjustment for prior year acquisitions	—	519	—	—	519
Foreign currency translation adjustments	—	25,206	—	—	25,206
Balance at March 31, 2025	$160,972	$413,523	$138,121	$40,010	$752,626

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. The Company performed as of August 31, 2024 a quantitative assessment for the Latin America Payments and Solutions reporting unit and a qualitative assessment for the Payments Services - Puerto Rico & Caribbean, Merchant Acquiring, net and Business Solutions reporting units. No impairment losses were recognized based on the assessment performed for the periods ended March 31, 2025 or 2024.

The carrying amount of other intangible assets at March 31, 2025 and December 31, 2024 was as follows:

		March 31, 2025
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$545,873	$(384,878)	$160,995
Trademarks	3 - 15	86,998	(51,265)	$35,733
Software packages	3 - 10	532,546	(294,697)	$237,849
Non-compete agreement	5	3,431	(904)	$2,527
Other intangible assets, net		$1,168,848	$(731,744)	$437,104

		December 31, 2024
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$533,203	$(374,474)	$158,729
Trademarks	3 - 15	84,008	(48,204)	35,804
Software packages	3 - 10	515,404	(281,550)	233,854
Non-compete agreement	5	3,194	(696)	2,498
Other intangible assets, net		$1,135,809	$(704,924)	$430,885

Amortization expense related to other intangibles for the three month period ended March 31, 2025 amounted to $23.0 million, compared to $28.8 million corresponding period in 2024.

The estimated amortization expense of the other intangible balances outstanding at March 31, 2025, for the remainder of 2025 and the years thereafter is as follows:

(In thousands)
Remaining 2025	$62,692
2026	84,226
2027	73,326
2028	57,571
2029	42,722
Thereafter	116,567

Note 5 – Debt and Short-Term Borrowings

Debt at March 31, 2025 and December 31, 2024 was as follows:

(In thousands)	March 31, 2025	December 31, 2024
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$420,889	$426,602
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(3))	522,935	522,327
Deferred consideration from business combinations	6,189	9,895
Note payable due on September 1, 2030(1)	6,637	6,519
Total debt	$956,650	$965,343

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0.00% plus applicable margin of 2.00% at March 31, 2025 and December 31, 2024.
(3)Subject to a SOFR floor of 0.50% plus applicable margin of 2.75% at March 31, 2025 and December 31, 2024.

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for a $415.0 million term loan A facility (the “TLA Facility”) that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027 (the “Credit Agreement”). On October 30, 2023, EVERTEC and EVERTEC Group entered into a first amendment to the Credit Agreement with a syndicate of lenders and Truist, as administrative agent and collateral agent, providing for (i) additional term A loans in the amount of $60.0 million and a new tranche of term loan B commitments in the amount of $600.0 million maturing October 30, 2030 (the “TLB Facility”). On May 16, 2024 and November 26, 2024, EVERTEC and EVERTEC Group entered into second and third amendments to its Credit Agreement, each providing for a pricing reduction to its TLB Facility. Unless otherwise indicated, the terms and conditions detailed below apply to both TLA Facility and TLB Facility (together, the “Term Loan Facilities”).

At March 31, 2025, the unpaid principal balance of the TLA Facility and TLB Facility were $423.6 million and $540.0 million, respectively. The additional borrowing capacity for the Revolving Facility at March 31, 2025 was $193.9 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At March 31, 2025 and December 31, 2024, the unpaid principal balance of these agreements amounted to $6.2 million and $9.9 million, respectively. Obligations bear interest at rates ranging from 6.2% to 12.95% with maturities ranging from October 2025 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of March 31, 2025, the outstanding principal balance of the note payable on a discounted basis was $6.5 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of March 31, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income (loss).

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At March 31, 2025, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $1.7 million and a liability of $3.9 million. At December 31, 2024, the carrying amount of the derivatives was an asset of $4.3 million and a liability of $1.4 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three month period ended March 31, 2025, the Company reclassified gains of $0.7 million, from accumulated other comprehensive income (loss) into interest expense compared to gains of $1.7 million for the corresponding period in 2024. Based on expected SOFR rates, the Company expects to reclassify losses of $0.9 million from accumulated other comprehensive loss into interest expense over the next 12 months.

Note 6 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
(In thousands)	Level 2	Level 3	Measured at NAV	Total	Level 2	Level 3	Measured at NAV	Total
Financial assets:
Debt securities AFS	$1,815	$—	$—	$1,815	$1,807	$—	$—	$1,807
Equity securities	—	—	5,251	5,251	—	—	4,976	4,976
Interest rate swaps	1,728	—	—	1,728	4,338	—	—	4,338
Financial liabilities:
Interest rate swaps	3,870	—	—	3,870	1,351	—	—	1,351

Debt Securities Available for Sale ("AFS")

Costa Rica government obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. No debt securities were purchased, sold or matured during the three month periods ended March 31, 2025 or 2024. A provision for credit losses was not required for either March 31, 2025 or 2024.

The fair value of debt securities is estimated based on observable inputs through corroboration with market data at the measurement date, therefore classified as a Level 2 asset within the fair value hierarchy.

Interest rate swaps

The fair value of the Company's interest rate swaps are estimated using Level 2 inputs under the fair value hierarchy. Refer to Note 5 - Debt and Short-term Borrowings for additional information related to the derivative instruments.

Equity Securities Measured at Net Asset Value (NAV)

At March 31, 2025 and 2024, the Company holds mutual funds classified as equity securities on the Company's unaudited condensed consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value and estimated fair value for financial instruments at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	$420,889	$424,663	$426,602	$433,890
2030 Term B Loan Facility	$522,935	$541,350	$522,327	$545,400

The fair value of the term loans at March 31, 2025 and December 31, 2024 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheet.

Note 7 – Redeemable Noncontrolling Interests

At March 31, 2025, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option.

The following table summarizes the terms of the issued options:

	Percentage of redeemable noncontrolling interest	Earliest exercise date	Formula of redemption value

Rosk Software S.A.	49%	March 15, 2026	Variable multiple of gross sales dependent upon EBITDA margin attained times percentage of ownership
Compliasset Software e Solucoes Digitais LTDA.	40%	March 15, 2026	Variable multiple of net sales dependent upon EBITDA margin attained plus working capital, plus net debt times percentage of ownership
Lote45 Participacoes S.A.	48%	January 1, 2027	Variable multiple of net sales dependent upon EBITDA margin attained plus net debt minus BRL$10.0 million times percentage of ownership

Given certain provisions within the option contracts, the Company has classified the RNCI as mezzanine equity on the Company's unaudited condensed consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI:

(In thousands)	Redeemable noncontrolling interests
	March 31, 2025	December 31, 2024
Beginning balance	$43,460	$36,968
Net income attributable non-controlling interests	510	2,535
Acquisition of shares from non-controlling interest	(7,276)	—
Adjustment of redeemable non-controlling interests to redemption value	3,329	6,596
Dividends declared on redeemable non-controlling interests	—	(2,898)
Distributions from redeemable non-controlling interests	—	(294)
Foreign currency translation adjustments	(1)	553
Ending balance	$40,022	$43,460

During the quarter ended March 31, 2025, the Company purchased the remaining interest of approximately 40% in Homie Do Brasil Informatica. This transaction did not result in a change in control and was accounted for as an equity transaction, with a $1.0 million increase to additional paid-in capital reflected on the Company's condensed consolidated balance sheet for the difference between the carrying value of the redeemable noncontrolling interest at the date of purchase and the consideration paid. The payment of $5.2 million for the acquisition of the redeemable noncontrolling interest is classified as financing activity within the condensed consolidated statements of cash flows.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three months ended March 31, 2025:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities AFS	Total
Balance - December 31, 2024, net of tax	$(138,004)	$3,262	$19	$(134,723)
Other comprehensive income (loss) before reclassifications	46,711	(3,260)	8	43,459
Effective portion reclassified to net income	—	(732)	—	(732)
Balance - March 31, 2025, net of tax	$(91,293)	$(730)	$27	$(91,996)

Share Repurchase

On March 6, 2024, the Company entered into an accelerated share repurchase agreement (the “ASR”) with Bank of America, N.A. to repurchase an aggregate of $70 million of the Company’s common stock, par value $0.01 per share. In connection with the launch of the ASR, on March 8, 2024, the Company paid Bank of America, N.A., an aggregate of $70 million and received approximately 1.5 million shares of the Company’s common stock. On July 9, 2024, the Company completed the ASR transaction. In connection with the settlement of the ASR, the Company received 467,362 shares, in addition to the 1,516,793 shares received in March of 2024. No cash was exchanged as part of the settlement of the ASR. All of the shares received as part of the ASR were retired.

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the three months ended March 31, 2023, 2024 and 2025, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2023 LTIP, 2024 LTIP and 2025 LTIP, respectively, all under the terms of the Company's 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the award agreements. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date. Time-based awards generally vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 24 of each year for the 2023 LTIP, February 28 of each year for the 2024 LTIP and February 28 of each year for the 2025 LTIP. In 2023, the Company also granted time-based awards with a three year service vesting period which will cliff vest on February 24, 2026.

For the performance-based awards under the 2023 LTIP, 2024 LTIP, and 2025 LTIP, the Compensation Committee established adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The Adjusted EBITDA measure is based on annual Adjusted EBITDA targets and can result in a payout between 0% and 200%, depending on the performance level. The TSR modifier adjusts the shares earned based on the Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 24, 2026 for the 2023 LTIP and February 28, 2027 for the 2024 LTIP and February 28, 2028 for the 2025 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested RSUs activity for the three months ended March 31, 2025:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2024	2,004,264	$38.71
Granted	791,002	39.50
Vested	(643,710)	40.24
Forfeited	(44,881)	40.46
Nonvested at March 31, 2025	2,106,675	$38.51

For the three months ended March 31, 2025, the Company recognized $7.2 million of share-based compensation expense, compared with $7.3 million for the corresponding period in 2024.

As of March 31, 2025, the maximum unrecognized cost for RSUs was $61.2 million. The cost is expected to be recognized over a weighted average period of 2.1 years.

Note 10 – Revenues

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into primary geographical markets, nature of the products and services, and timing of transfer of goods and services. The Company's operating segments are determined by the nature of the products and services the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 15 - Segment Information.

In the following tables, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

	Three months ended March 31, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$58	$1,766	$—	$4,260	$6,084
Products and services transferred over time	37,241	76,514	47,649	61,304	$222,708
	$37,299	$78,280	$47,649	$65,564	$228,792

	Three months ended March 31, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$32	$557	$—	$2,475	$3,064
Products and services transferred over time	33,912	69,590	43,099	55,653	202,254
	$33,944	$70,147	$43,099	$58,128	$205,318

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended March 31, 2025 and 2024 was approximately 31% for both periods. Accounts receivable from Popular at March 31, 2025 and December 31, 2024 amounted to $46.4 million and $37.5 million, respectively.

Contract Balances

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the Company become unconditional (i.e., the Company has a present right to payment). Contract assets at March 31, 2025 and December 31, 2024 amounted to $11.5 million and $11.4 million, respectively. The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Contract liability and Contract liability- long term, at March 31, 2025 amounted to $21.7 million and $56.2 million, respectively. Contract liability and Contract liability- long term, at December 31, 2024 amounted to $25.3 million and $55.0 million, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees invoiced in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the sale to Popular of certain assets in exchange for 4.6 million shares of EVERTEC common stock in fiscal year 2022. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the three month period ended March 31, 2025, the Company recognized revenue of $10.4 million that was included in the contract liability at December 31, 2024. During the three month period ended March 31, 2024, the Company recognized revenue of $7.8 million that was included in the contract liability at December 31, 2023.

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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at March 31, 2025 was $711.8 million, which is expected to be recognized over the next 5 years.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables for the three months ended March 31, 2025 and the year ended December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Balance at beginning of period	$2,856	$4,010
Current period provision for expected credit losses	317	921
Write-offs	(53)	(2,088)
Recoveries of amounts previously written-off	—	13
Balance at end of period	$3,120	$2,856

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

Note 12 – Income Tax

The components of income tax expense for the three months ended March 31, 2025 and 2024, respectively, consisted of the following:

	Three months ended March 31,
(In thousands)	2025	2024
Current tax provision	$9,618	$6,012
Deferred tax benefit	(5,482)	(5,720)
Income tax expense	$4,136	$292

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three months ended March 31, 2025 and 2024, and its segregation based on location of operations:

	Three months ended March 31,
(In thousands)	2025	2024
Current tax provision
Puerto Rico	$1,193	$606
United States	504	90
Foreign countries	7,921	5,316
Total current tax provision	$9,618	$6,012
Deferred tax benefit
Puerto Rico	$(3,346)	$(3,659)
United States	(84)	(9)
Foreign countries	(2,052)	(2,052)
Total deferred tax benefit	$(5,482)	$(5,720)

Taxes payable to foreign countries by EVERTEC’s subsidiaries are paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s consolidated financial statements.

As of March 31, 2025, the Company had $172.8 million of unremitted earnings from foreign subsidiaries, compared to $165.2 million as of December 31, 2024. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of March 31, 2025, the gross deferred tax asset amounted to $84.8 million and the gross deferred tax liability amounted to $84.1 million, compared to $74.3 million and $79.9 million, respectively, as of December 31, 2024. As of March 31, 2025, and December 31, 2024, there is a valuation allowance against the gross deferred tax asset of approximately $6.5 million and $5.3 million, respectively.

The Company estimates that it is reasonably possible that the liability for uncertain tax position created from acquisitions in foreign jurisdictions will decrease by approximately $2.4 million in the next 12 months as a result of the expiration of the statute of limitations.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Three months ended March 31,
(In thousands)	2025	2024
Computed income tax at statutory rates	$13,960	$6,260
Differences in tax rates due to multiple jurisdictions	154	1,419
Effect of income subject to tax-exemption grant	(10,129)	(8,252)
Unrecognized tax expense	92	142
Excess tax benefits on share-based compensation	99	(526)
Other, net	(40)	1,249
Income tax expense	$4,136	$292

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and the denominator of net income per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share information)	2025	2024
Net income available to EVERTEC, Inc.’s common shareholders	$32,703	$15,979
Weighted average common shares outstanding	63,737,480	65,179,965
Weighted average potential dilutive common shares (1)	1,099,102	1,156,714
Weighted average common shares outstanding - assuming dilution	64,836,582	66,336,679
Net income per common share - basic	$0.51	$0.25
Net income per common share - diluted	$0.50	$0.24

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 20, 2025, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 21, 2025 to stockholders of record as of March 3, 2025.

Note 14 – Commitments and Contingencies

EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims in which a loss may be incurred, but in the aggregate the loss would be inconsequential. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss, if any, at this time, but management believes that any loss related to such claims will not be material.

Note 15 – Segment Information

The Company operates in four operating and reportable business segments: Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions, Merchant Acquiring, and Business Solutions based upon organization of the Company by the nature of products and services provided to customers and geography.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sales (POS) transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

The Company’s Chief Operating Decision Maker ("CODM") is the President and Chief Executive Officer (“CEO”). The CODM uses revenue and Segment Adjusted EBITDA to evaluate segment performance and allocate resources, and regularly reviews performance at the segment level against budget and forecast when making decisions about the allocation of resources to each segment. Segment Adjusted EBITDA reviewed by the CODM is calculated as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from non-cash unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Segment Adjusted EBITDA is presented in conformity with ASC Topic 280, Segment Reporting, given that it is used by the CODM for purposes of evaluating performance and allocating resources.

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

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated:

	Three Months Ended March 31, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$37,299	$78,280	$47,649	$65,564	$228,792
Intersegment revenues	17,858	5,495	—	—	23,353
Total segment revenues(1)	55,157	83,775	47,649	65,564	252,145
Less: Other segment items(2)	(23,719)	(58,880)	(27,290)	(43,353)	(153,242)
Segment Adjusted EBITDA	$31,438	$24,895	$20,359	$22,211	$98,903

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.   Intersegment revenue eliminations predominantly reflect the $14.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $5.5 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $3.5 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

	Three Months Ended March 31, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$33,944	$70,147	$43,099	$58,128	$205,318
Intersegment revenues	19,088	4,069	—	—	23,157
Total segment revenues(1)	53,032	74,216	43,099	58,128	228,475
Less: Other segment items(2)	(22,680)	(57,919)	(26,879)	(35,089)	(142,567)
Segment Adjusted EBITDA	30,352	16,297	16,220	23,039	85,908

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.  Intersegment revenue eliminations predominantly reflect the $14.6 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $4.1 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $4.5 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

The reconciliation of Segment Adjusted EBITDA to consolidated income before income taxes is as follows:

	Three months ended March 31,
(In thousands)	2025	2024
Segment Adjusted EBITDA	$98,903	$85,908
Elimination of intersegment revenues	(23,353)	(23,157)
Other corporate expenses(1)	13,889	15,426
Compensation and benefits(2)	(11,620)	(7,990)
Transaction, refinancing and other fees(3)	374	897
Earnings of equity method investments, net of dividends received	2,077	1,071
Loss on foreign currency remeasurement(4)	(833)	(4,456)
Interest income	3,251	3,360
Interest expense	(16,988)	(19,939)
Depreciation and amortization	(28,473)	(34,441)
Income before income taxes	$37,227	$16,679

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

Note 16 – Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information is as follows:

	Three months ended March 31,
(In thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,966	$18,924
Cash paid for income taxes	5,692	4,250
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	5,979	5,550
Right-of-use assets obtained in exchange for operating lease liabilities	1,715	2,693

Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

	March 31,
(In thousands)	2025	2024
Cash and cash equivalents	$265,864	$293,666
Restricted cash	24,198	23,597
Cash and cash equivalents included in settlement assets	17,556	20,324
Cash, cash equivalents, restricted cash and cash included in settlement assets	307,618	337,587

Note 17 – Subsequent Events

On May 2, 2025, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on June 6, 2025 to stockholders of record as of the close of business on May 13, 2025. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three month period ended March 31, 2025 and 2024 and (ii) the financial condition as of March 31, 2025. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2025 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis and, (b) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include EVERTEC Group; ; EVERTEC Intermediate Holdings, LLC; EVERTEC Dominicana, SAS; Evertec Chile Holdings SpA; Evertec Chile SpA; Evertec Chile Global SpA; Evertec Chile Servicios Profesionales SpA; Tecnopago España SL; Paytrue S.A.; Caleidon; S.A.; Evertec Brasil Solutions Informática S.A. ("EVERTEC BR"); EVERTEC Panamá, S.A.; EVERTEC Costa Rica, S.A. (“EVERTEC CR”); Zunify Payments Ltda; EVERTEC Guatemala, S.A.; Evertec Colombia, SAS;, EVERTEC USA, LLC; OPG Technology Corp.; Evertec Placetopay, SAS ("PlacetoPay"); BBR Chile, SpA and BBR Perú, S.A.C.,(collectively "BBR"); Paysmart Pagamentos Eletronicos Ltda, Issuer Holding Ltda. and Issuer Instituição de Pagamentos Ltda (collectively "paySmart"); EVERTEC México Servicios de Procesamiento, S.A. de C.V.; Sinqia S.A.,Torq. Inovação Digital Ltda, Sinqia Tecnologia Ltda., Homie do Brasil Informática S.A., Rosk Software S.A., Lote 45 Participações S.A., and Compliasset S.A. (collectively "Sinqia"); Grandata, Inc., Grandata Mexico, S.A. de C.V., Grandata USA, Inc. and Big Data Analytics SA (collectively "Grandata"); and Nubity S.R.L., Nubity Inc. and Nubity Cloud, S.A.P.I. de C.V. (collectively "Nubity"). Neither EVERTEC nor EVERTEC Intermediate Holdings, LLC conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
Overview

EVERTEC is a leading full-service transaction-processing business and financial technology provider in Latin America, Puerto Rico and the Caribbean, providing a broad range of merchant acquiring, payment services and business solutions. We believe we are one of the largest merchant acquirers in Latin America based on total number of transactions and we also believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries out of 24 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading debit networks in Brazil. We process over ten billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and provide a comprehensive suite of services for core banking, cash processing, fulfillment in Puerto Rico and a "one stop shop" set of access to products for the financial sector in Latin America, which includes solutions such as core banking, investments, asset management, pension funds and consortium. Additionally, we offer managed services, managed security services and payment transactions fraud monitoring to all the regions where we do business. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin America region.

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
•Our ability to serve customers with disparate operations in several geographies with technology solutions that enable them to manage their business as one enterprise; and
•Our ability to capture and analyze data across the transaction-processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction-processing value chain (such as only merchant acquiring or only payment services).

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

In recent years, consumer preference has accelerated its shift away from cash and paper payment methods, noting increased demand for omni-channel payment services that facilitate cashless and contactless transactions. The ongoing migration to digital payment methods continues to benefit the transaction-processing industry globally. Technologies such as contactless payments, QR codes, tap to pay, mobile commerce, “e-wallets” and advanced and smart POS devices continue to drive the shift away from cash and other traditional payment methods. The Company has benefited from an increase in transaction volumes for these types of payment solutions. As consumers and merchants increase demand for contactless and mobility-based solutions, the Company has continued to innovate and invest, expanding the footprint and functionality of digital solutions such as Placetopay, our e-commerce gateway platform, our wallet ATH Movil and ATH Business, and Paystudio our issuing and acquiring processing platform. Additionally, aligned with this trend, the Company has also developed PIX 2.0 to take advantage of Brazil's fastest instant money transfer system, PIX. We believe that the ongoing shift to digital payments will continue to generate substantial growth opportunities for our business.

Our payment businesses also generally experience moderate increased activity during the traditional holiday shopping periods and around other nationally recognized holidays, which follow consumer spending patterns.

Finally, our financial condition and results of operations are, in part, dependent on the economic and general conditions of the geographies in which we operate. Rising interest rates, inflationary pressures, foreign currency fluctuations, new or increased tariffs or the imposition of other trade barriers and economic uncertainty in the markets in which we operate may affect consumer confidence, which could result in a decrease in consumer spending and an impact to our financial results.

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year Master Service Agreement ("MSA"), and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including obtaining a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (as amended, the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and for the three months ended March 31, 2025 approximately 31% of our revenues were generated from this relationship.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three months ended March 31,
In thousands	2025	2024	Variance

Revenues	$228,792	$205,318	$23,474	11%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	114,609	102,448	12,161	12%
Selling, general and administrative expenses	36,210	35,626	584	2%
Depreciation and amortization	28,473	34,441	(5,968)	(17)%
Total operating costs and expenses	179,292	172,515	6,777	4%
Income from operations	$49,500	$32,803	$16,697	51%

Revenues

Total revenue for the three months ended March 31, 2025 was $228.8 million, an increase of 11% compared with $205.3 million in the prior year period, as a result of organic growth across all of the Company's segments and the contribution from the acquisitions completed in the fourth quarter of 2024. Merchant acquiring revenue benefited from an improvement in spread and sales volume growth. Payments Puerto Rico revenue benefited from increased revenues from ATH Movil and transaction growth. Latin America revenues are being positively impacted by the contribution from acquisitions completed in the prior year, continued organic growth across the region, and the benefit from pricing initiatives. Business Solutions revenue increased as a result of projects completed throughout the prior year as well as an increase in hardware and software sales.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2025 amounted to $114.6 million, an increase of $12.2 million or 12% when compared to the same period in the prior year. This increase was primarily related to the increase in cost of sales in connection with hardware and software sales, an increase in personnel costs, partially due to the increased headcount from acquisitions completed in the fourth quarter of the prior year, higher professional fees related to strategic projects and an increase in cloud services, partially offset by the reversal of a contingency accrual in the prior year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 amounted to $36.2 million, an increase of $0.6 million or 2% when compared to the same period in the prior year. This increase was mainly driven by an increase in personnel costs, partially offset by lower professional fees.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2025 amounted to $28.5 million, a decrease of $6.0 million or 17% when compared to the same period in the prior year. The decrease was primarily driven by intangible assets that became fully amortized during the prior year.

Non-Operating Expenses

	Three months ended March 31,
In thousands	2025	2024	Variance

Interest income	$3,251	$3,360	$(109)	(3)%
Interest expense	(16,988)	(19,939)	2,951	(15)%
Loss on foreign currency remeasurement	(833)	(4,456)	3,623	(81)%
Earnings from equity investees	2,077	1,071	1,006	94%
Other income, net	220	3,840	(3,620)	(94)%
Total non-operating expenses	$(12,273)	$(16,124)	$3,851	(24)%

Non-operating expenses for the three months ended March 31, 2025 decreased by $3.9 million to $12.3 million when compared to the same period in the prior year. The decrease was mainly related to decrease in foreign currency remeasurement loss of $3.6 million, a decrease in interest expense of $3.0 million driven by a lower interest rate and the debt repricing completed in the prior year and an increase in earnings from equity method investments of $1.0 million. This impact was partially offset by a decrease in Other income, net as the prior year included unrealized gains of $2.8 million on the change in fair value of equity securities while no gains were recognized in the current year.

Income Tax Expense

	Three months ended March 31,
In thousands	2025	2024	Variance
Income tax expense (benefit)	$4,136	$292	$3,844	1,316%

Income tax expense for the three months ended March 31, 2025 amounted to $4.1 million, compared to an income tax benefit in the prior year quarter of $0.3 million. The effective tax rate for the period was 11.1%, compared with 1.8% in the prior year period. The increase in the effective tax rate was primarily driven by growth in Latin America jurisdictions, which have higher tax rates, lower interest expense driven by a lower interest rate and the debt repricing completed in the prior year, and a non-recurring discrete item recorded during the quarter.

Segment Results of Operations

The Company has four operating and reportable business segments: Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions, Merchant Acquiring, and Business Solutions based upon organization of the Company by the nature of products and services provided to customers and geography.

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

The Company’s Chief Operating Decision Maker ("CODM") is the President and Chief Executive Officer (“CEO”). The CODM uses revenue and Segment Adjusted EBITDA to evaluate segment performance and allocate resources, and regularly reviews performance at the segment level against budget and forecast when making decisions about the allocation of resources to each segment. Segment Adjusted EBITDA reviewed by the CODM is calculated as EBITDA further adjusted to exclude certain non-cash unrealized items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from non-cash unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Segment Adjusted EBITDA is presented in conformity with ASC Topic 280, Segment Reporting, given that it is used by the CODM for purposes of evaluating performance and allocating resources.

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

Comparison of the three months ended March 31, 2025 and 2024

Payment Services - Puerto Rico & Caribbean

	Three months ended March 31,
In thousands	2025	2024
Revenues	$55,157	$53,031
Segment Adjusted EBITDA	31,438	30,352
Segment Adjusted EBITDA Margin	57.0%	57.2%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended March 31, 2025 increased by $2.1 million to $55.2 million when compared to the same period in the prior year. The increase in revenues was primarily driven by continued growth from ATH Movil, primarily ATH Business, as well as transaction growth partially offset by lower revenue from services provided to the Latin America Payments and Solutions segment. Segment Adjusted EBITDA increased by $1.1 million to $31.4 million, driven by revenue growth, which was partially offset by higher infrastructure and programming expenses.
Latin America Payments and Solutions

	Three months ended March 31,
In thousands	2025	2024
Revenues	$83,775	$74,216
Segment Adjusted EBITDA	24,895	16,297
Segment Adjusted EBITDA Margin	29.7%	22.0%

Latin America Payments and Solutions segment revenues for the three months ended March 31, 2025 increased by $9.6 million to $83.8 million when compared to the same period in the prior year, driven by organic revenue growth, which benefited from pricing initiatives, the contribution from acquisitions completed in the fourth quarter of 2024, which are contributing at a higher margin, and non-recurring revenue recognized in the quarter. Segment Adjusted EBITDA increased by $8.6 million primarily driven by the increase in revenues and a lower provision for operational losses.

Merchant Acquiring

	Three months ended March 31,
In thousands	2025	2024
Revenues	$47,649	$43,099
Segment Adjusted EBITDA	20,359	16,220
Segment Adjusted EBITDA Margin	42.7%	37.6%

Merchant Acquiring segment revenues for the three months ended March 31, 2025 increased by $4.6 million to $47.6 million when compared to the same period in the prior year. The revenue increase was primarily driven by an improvement in spread and sales volume growth. Segment Adjusted EBITDA increased by $4.1 million to $20.4 million driven by the increase in revenues, partially offset by an increase in revenue sharing expense as well as processing costs from the higher transactions.

Business Solutions

	Three months ended March 31,
In thousands	2025	2024
Revenues	$65,564	$58,128
Segment Adjusted EBITDA	22,211	23,039
Segment Adjusted EBITDA Margin	33.9%	39.6%

Business Solutions segment revenues for the three months ended March 31, 2025 increased by $7.4 million to $65.6 million as compared to the prior year period. This increase was primarily driven by projects completed in the prior year, mainly for Popular, and an increase in hardware and software sales. Segment Adjusted EBITDA decreased by $0.8 million as compared to the prior year period primarily due to an increase in cost of sales as a result of the hardware and software sales and incremental professional fees for strategic projects.

Liquidity and Capital Resources

As of March 31, 2025, there were no material changes to our primary short-term and long-term requirements for liquidity and capital resources as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $193.9 million was available for borrowing as of March 31, 2025. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of March 31, 2025, we had cash and cash equivalents of $265.9 million, of which $214.0 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Three months ended March 31,
(In thousands)	2025	2024

Cash provided by operating activities	$37,643	$40,702
Cash used in investing activities	(22,324)	(21,994)
Cash used in financing activities	(27,545)	(21,077)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	5,195	(3,768)
Net decrease in cash, cash equivalents and restricted cash	$(7,031)	$(6,137)

Net cash provided by operating activities for the three months ended March 31, 2025 was $37.6 million compared to $40.7 million for the same period in the prior year, driven by working capital requirements.

Net cash used in investing activities for the three months ended March 31, 2025 was $22.3 million compared to $22.0 million for the same period in the prior year and a result of an increase of $0.4 million in additions to software and purchases of property, plant and equipment.

Net cash used in financing activities for the three months ended March 31, 2025 was $27.5 million compared to $21.1 million for the same period in the prior year, as the prior year included cash drawn from the Revolving Facility of $80.0 million of which $70.0 million were used to fund the accelerated share repurchase program. During the current year period, the Company exercised the right to acquire the remaining non-controlling interest in a company in Brazil for $5.2 million. Partially offsetting this was a decrease in cash used for settlement activities of $5.9 million, a $1.1 million decrease in withholding taxes paid on share-based compensation and $1.7 million decrease in other financing activities.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the three months ended March 31, 2025 and 2024, we invested approximately $22.3 million and $21.9 million in our capital resources, respectively. Generally, we fund capital expenditures with cash generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 20, 2025, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 21, 2025 to stockholders' of record on March 3, 2025. On May 2, 2025, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on June 6, 2025 to stockholders of record as of the close of business on May 13, 2025. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Financial Obligations

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for a $415.0 million term loan A facility (the “TLA Facility”) that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027 (the “Credit Agreement”). On October 30, 2023, EVERTEC and EVERTEC Group entered into a first amendment to the Credit Agreement with a syndicate of lenders and Truist, as administrative agent and collateral agent, providing for (i) additional term A loans in the amount of $60.0 million and a new tranche of term loan B commitments in the amount of $600.0 million maturing October 30, 2030 (the “TLB Facility”). On May 16, 2024 and November 26, 2024, EVERTEC and EVERTEC Group entered into second and third amendments to its Credit Agreement, each providing for a pricing reduction to its TLB Facility. Unless otherwise indicated, the terms and conditions detailed below apply to both TLA Facility and TLB Facility (together, the “Term Loan Facilities”).

At March 31, 2025, the unpaid principal balance of the TLA Facility and TLB Facility were $423.6 million and $540.0 million, respectively. The additional borrowing capacity for the Revolving Facility at March 31, 2025 was $193.9 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At March 31, 2025 and December 31, 2024, the unpaid principal balance of these agreements amounted to $6.2 million and $9.9 million, respectively. Obligations bear interest at rates ranging from 6.2% to 12.95% with maturities ranging from October 2025 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of March 31, 2025, the outstanding principal balance of the note payable on a discounted basis was $6.5 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of March 31, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income (loss).

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At March 31, 2025, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $1.7 million and a liability of $3.9 million. At December 31, 2024, the carrying amount of the derivatives was an asset of $4.3 million and a liability of $1.4 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three month period ended March 31, 2025, the Company reclassified gains of $0.7 million, from accumulated other comprehensive income (loss) into interest expense compared to gains of $1.7 million for the corresponding period in 2024. Based on expected SOFR rates, the Company expects to reclassify losses of $0.9 million from accumulated other comprehensive (loss) income into interest expense over the next 12 months.

Covenant Compliance

As of March 31, 2025, the total secured net leverage ratio was 2.04 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, equity investment income net of dividends received, and the impact from unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Segment Adjusted EBITDA which is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and for this reason is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. See Note 15 – Segment Information for further information. The Company’s presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the secured leverage ratio. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended March 31,		Twelve months ended
(In thousands, except per share information)	2025	2024	March 31, 2025
Net income	$33,091	$16,387	$131,483
Income tax expense	4,136	292	8,691
Interest expense, net	13,737	16,579	58,559
Depreciation and amortization	28,473	34,441	121,878
EBITDA	79,437	67,699	320,611
Equity income (1)	(2,077)	(1,071)	(2,276)
Compensation and benefits (2)	11,620	7,990	35,274
Transaction, refinancing and other (3)	(374)	(897)	(3,692)
Loss on foreign currency remeasurement (4)	833	4,456	1,575
Adjusted EBITDA	89,439	78,177	351,492
Operating depreciation and amortization (5)	(16,620)	(14,795)	(63,292)
Cash interest expense, net (6)	(12,964)	(15,419)	(54,476)
Income tax expense (7)	(3,197)	462	(10,030)
Non-controlling interest (8)	(398)	(421)	(2,194)
Adjusted net income	$56,260	$48,004	$221,500
Net income per common share (GAAP):
Diluted	$0.50	$0.24
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.87	$0.72
Shares used in computing adjusted earnings per common share:
Diluted	64,836,582	66,336,679

1)Represents the elimination of non-cash equity earnings from our equity investments, net of dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Represents fees and expenses associated with corporate transactions as defined in the Credit Agreement, recorded as part of selling, general and administrative expenses and the elimination of realized gains from the change in fair market value of equity securities.
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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 3, 2025.
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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. Based upon a sensitivity analysis of our outstanding debt on March 31, 2025, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of March 31, 2025, under the secured credit facilities, would increase our annual interest expense by approximately $4.1 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of March 31, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

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

See Note 5 of the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report for additional information related to the secured credit facilities.

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the three months ended March 31, 2025, the Company recognized non-cash unrealized foreign currency remeasurement losses of $0.8 million compared to losses of $4.5 million for the same period in 2024. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive (loss) income in the condensed consolidated balance sheets. As of March 31, 2025, the Company had $91.3 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss) compared with an unfavorable foreign currency translation adjustment of $138.0 million as of December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Part I, Item 1 “Financial Statements (Unaudited) - Note 14, Commitments and Contingencies,” incorporated herein by reference, for a discussion of material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. For a discussion of the potential risks and uncertainties related to us, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the three months ended March 31, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1*+	Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Executive Officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 28, 2025.
31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL*	Inline Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL*	Inline XBRL Taxonomy Extension Schema Document
101.CAL XBRL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+     This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: May 8, 2025	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)