Form 10-Q
period 2025-06-30
EVERTEC, Inc.
filed 2025-07-31
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025 or

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
At July 24, 2025, there were 63,982,005 outstanding shares of common stock of EVERTEC, Inc.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$290,578	$273,645
Restricted cash	23,780	24,594
Accounts receivable, net	156,894	137,501
Settlement assets	30,603	31,942
Prepaid expenses and other assets	68,788	61,383
Total current assets	570,643	529,065
Debt securities available-for-sale, at fair value	1,375	913
Equity securities, at fair value	5,557	4,976
Investments in equity investees	28,691	29,472
Property and equipment, net	62,492	62,059
Operating lease right-of-use asset	8,941	10,131
Goodwill	771,403	726,901
Other intangible assets, net	447,016	430,885
Deferred tax asset	42,440	33,877
Derivative asset	201	4,338
Other long-term assets	22,586	24,994
Total assets	$1,961,345	$1,857,611
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$117,877	$124,553
Accounts payable	52,821	58,729
Contract liability	23,556	25,274
Income tax payable	6,073	8,981
Current portion of long-term debt	23,867	23,867
Current portion of operating lease liability	4,888	6,229
Settlement liabilities	30,677	32,027
Total current liabilities	259,759	279,660
Long-term debt	914,865	925,062
Deferred tax liability	44,575	44,810
Contract liability - long term	51,054	55,003
Operating lease liability - long-term	5,048	4,924
Derivative liability	5,063	1,351
Other long-term liabilities	24,277	27,540
Total liabilities	1,304,641	1,338,350
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	41,353	43,460
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 63,982,005 shares issued and outstanding as of June 30, 2025 (December 31, 2024 - 63,614,077)	640	636
Additional paid-in capital	6,956	7,003
Accumulated earnings	666,393	599,608
Accumulated other comprehensive loss, net of tax	(61,659)	(134,723)
Total stockholders’ equity	612,330	472,524
Non-redeemable non-controlling interest	3,021	3,277
Total equity	615,351	475,801
Total liabilities and equity	$1,961,345	$1,857,611
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenues	$229,607	$211,978	$458,399	$417,296

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	110,060	97,481	224,669	199,929
Selling, general and administrative expenses	35,104	38,187	71,314	73,813
Depreciation and amortization	28,309	32,950	56,782	67,391
Total operating costs and expenses	173,473	168,618	352,765	341,133
Income from operations	56,134	43,360	105,634	76,163
Non-operating income (expenses)
Interest income	3,079	3,218	6,330	6,578
Interest expense	(16,719)	(18,709)	(33,707)	(38,648)
Gain (loss) on foreign currency remeasurement	1,348	2,404	515	(2,052)
Earnings from equity investees	867	1,096	2,944	2,167
Other income, net	334	2,255	554	6,095
Total non-operating expenses	(11,091)	(9,736)	(23,364)	(25,860)
Income before income taxes	45,043	33,624	82,270	50,303
Income tax expense	4,070	1,101	8,206	1,393
Net income	40,973	32,523	74,064	48,910
Less: Net income attributable to non-controlling interest	508	622	896	1,030
Net income attributable to EVERTEC, Inc.’s common stockholders	40,465	31,901	73,168	47,880
Other comprehensive income (loss), net of tax of $(561), and $474, $(1,755) and $631
Foreign currency translation adjustments	32,495	(64,351)	79,206	(90,827)
(Loss) gain on cash flow hedges	(2,160)	1,034	(6,152)	3,382
Unrealized gain (loss) on change in fair value of debt securities available-for-sale	2	—	10	(3)
Other comprehensive income (loss), net of tax	$30,337	$(63,317)	$73,064	$(87,448)
Total comprehensive income (loss) attributable to EVERTEC, Inc.’s common stockholders	$70,802	$(31,416)	$146,232	$(39,568)
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.63	$0.50	$1.15	$0.74
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.62	$0.49	$1.13	$0.73

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2024	63,614,077	$636	$7,003	$599,608	$(134,723)	$3,277	$475,801
Share-based compensation recognized	—	—	7,249	—	—	—	7,249
Restricted stock units delivered	414,006	4	(8,710)	—	—	—	(8,706)
Net income (loss)	—	—	—	32,703	—	(120)	32,583
Cash dividends on common stock, $0.05 per share	—	—	—	(3,181)	—	—	(3,181)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,220)	—	—	—	(1,220)
Other comprehensive income (loss)	—	—	—	—	42,727	(159)	42,568
Balance at March 31, 2025	64,028,083	$640	$4,322	$629,130	$(91,996)	$2,998	$545,094
Share-based compensation recognized	—	—	7,299	—	—	—	7,299
Repurchase of common stock	(101,890)	(1)	(3,690)	—	—	—	(3,691)
Restricted stock units delivered	55,812	1	(213)	—	—	—	(212)
Net income (loss)	—	—	—	40,465	—	(61)	40,404
Cash dividends on common stock, $0.05 per share	—	—	—	(3,202)	—	—	(3,202)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(762)	—	—	—	(762)
Other comprehensive income	—	—	—	—	30,337	84	30,421
Balance at June 30, 2025	63,982,005	$640	$6,956	$666,393	$(61,659)	$3,021	$615,351

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2023	65,450,799	$654	$36,527	$538,903	$18,209	$4,115	$598,408
Share-based compensation recognized	—	—	7,349	—	—	—	7,349
Repurchase of common stock	(1,516,793)	(15)	(30,943)	(39,042)	—	—	(70,000)
Restricted stock units delivered	474,953	5	(9,761)	—	—	—	(9,756)
Net income (loss)	—	—	—	16,497	—	(110)	16,387
Cash dividends on common stock, $0.05 per share	—	—	—	(3,273)	—	—	(3,273)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(3,172)	—	—	—	(3,172)
Excise tax on repurchase of common stock	—	—	—	(550)	—	—	(550)
Other comprehensive loss	—	—	—	—	(24,131)	(23)	(24,154)
Balance at March 31, 2024	64,408,959	$644	$—	$512,535	$(5,922)	$3,982	$511,239
Share-based compensation recognized	—	—	7,660	—	—	—	7,660
Restricted stock units delivered	37,252	—	(69)	—	—	—	(69)
Net income (loss)	—	—	—	31,383	—	(73)	31,310
Cash dividends on common stock, $0.05 per share	—	—	—	(3,220)	—	—	(3,220)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	3,186	—	—	—	3,186
Reversal of excise tax on repurchase of common stock	—	—	—	550	—	—	550
Other comprehensive loss	—	—	—	—	(63,317)	(264)	(63,581)
Balance at June 30, 2024	64,446,211	$644	$10,777	$541,248	$(69,239)	$3,645	$487,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income	74,064	48,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,782	67,391
Amortization of debt issue costs and accretion of discount	2,246	2,361
Operating lease amortization	3,522	3,565
Deferred tax benefit	(10,726)	(13,324)
Share-based compensation	14,548	15,009
Gain on sale of equity securities	—	(2,599)
Earnings of equity investees	(2,944)	(2,167)
(Gain) loss on foreign currency remeasurement	(515)	2,052
Other, net	(1,398)	(1,666)
(Increase) decrease in assets:
Accounts receivable, net	(15,616)	1,329
Prepaid expenses and other assets	(4,574)	(431)
Other long-term assets	2,783	(734)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(22,304)	3,101
Income tax payable	(3,531)	1,103
Contract liability	(6,862)	11,561
Operating lease liabilities	(3,788)	(1,672)
Other long-term liabilities	4,441	(2,449)
Total adjustments	12,064	82,430
Net cash provided by operating activities	86,128	131,340
Cash flows from investing activities
Additions to software and other intangible assets	(30,902)	(39,106)
Property and equipment acquired	(11,404)	(17,226)
Acquisition of available-for-sale debt securities	(561)	—
Payments for non-compete agreements	(662)	—
Proceeds from maturities of available-for-sale debt securities	1,000	370
Purchase of equity securities	(151)	(111)
Proceeds from sale of equity securities	—	5,906
Net cash used in investing activities	(42,680)	(50,167)
Cash flows from financing activities
Acquisition of redeemable non-controlling interest	(5,167)	—
Withholding taxes paid on share-based compensation	(8,918)	(9,825)
Dividends paid	(6,383)	(6,493)
Repurchase of common stock	(3,691)	(70,000)
Repayment of long-term debt	(11,933)	(11,933)
Settlement activity, net	2,209	21,703
Other financing activities, net	(6,442)	(9,228)
Net cash used in financing activities	(40,325)	(85,776)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	15,205	(10,234)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash included in settlement assets	18,328	(14,837)
Cash, cash equivalents, restricted cash and cash included in settlement assets at the beginning of the period	314,649	343,724
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$332,977	$328,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation and Recent Accounting Pronouncements

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

Recently issued accounting pronouncements not adopted

In May 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-03 Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity to update Business Combinations (Topic 805) and Consolidation (Topic 810). The amendments in this update require an entity involved in an acquisition transaction that include an exchange of equity interests when the acquiree is a variable interest entity to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company will apply the updated guidance prospectively upon the effective date.

In May 2025, the FASB issued ASU 2025-04 Clarifications to Share-Based Consideration Payable to a Customer amending Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendment updates the master glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions that are based on the volume or monetary amount of a customer’s purchases of goods or services. The revised definition also incorporates performance targets based on purchases made by other parties that purchase the Company’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the Company’s own operations. The amendments in this update are effective for fiscal years beginning after December 15, 2026. The amendments in this update permit a company to apply the new guidance on either a modified retrospective or a retrospective basis. Early adoption is permitted. The Company will apply the updated guidance upon the effective date.

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

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$9,862
Accounts receivable, net	2,701
Prepaid expenses and other assets	836
Preliminary goodwill	13,771
Other intangible assets, net	18,310
Total assets acquired	45,480
Accounts payable	5,676
Accrued liabilities	604
Income tax payable	837
Deferred tax liability	5,044
Total liabilities assumed	12,161
Additional paid-in capital	33,319
Total liabilities and equity	$45,480

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$11,900	15
Trademark	1,440	3
Software packages	4,970	5
Total	$18,310	11

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

The results of operations for both Grandata and Nubity were not material to the Company's unaudited condensed consolidated statement of income and comprehensive income (loss) for the quarter and six-month period ended June 30, 2025.

Note 3 – Property and Equipment, net

Property and equipment, net consisted of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2025	December 31, 2024
Buildings	30	$2,183	$2,105
Data processing equipment	3 - 5	199,115	189,172
Furniture and equipment	3 - 10	11,358	10,413
Leasehold improvements	5 -10	5,359	5,059
		218,015	206,749
Less - accumulated depreciation and amortization		(157,033)	(146,185)
Depreciable assets, net		60,982	60,564
Land		1,510	1,495
Property and equipment, net		$62,492	$62,059

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2025 amounted to $5.5 million and $11.0 million, compared to $5.4 million and $11.1 million for the corresponding periods in 2024.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows (see Note 15):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2024	$160,972	$387,798	$138,121	$40,010	$726,901
Measurement period adjustment for prior year acquisitions	—	519	—	—	519
Foreign currency translation adjustments	—	43,983	—	—	43,983
Balance at June 30, 2025	$160,972	$432,300	$138,121	$40,010	$771,403

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. The Company performed a quantitative assessment for the Latin America Payments and Solutions reporting unit and a qualitative assessment for the Payments Services - Puerto Rico & Caribbean, Merchant Acquiring, net and Business Solutions reporting units as of August 31, 2024. No impairment losses were recognized for the periods ended June 30, 2025 or 2024.

The carrying amount of other intangible assets at June 30, 2025 and December 31, 2024 was as follows:

		June 30, 2025
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$554,971	$(393,860)	$161,111
Trademarks	3 - 15	89,418	(54,151)	$35,267
Software packages	3 - 10	549,562	(301,408)	$248,154
Non-compete agreement	5	3,601	(1,117)	$2,484
Other intangible assets, net		$1,197,552	$(750,536)	$447,016

		December 31, 2024
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$533,203	$(374,474)	$158,729
Trademarks	3 - 15	84,008	(48,204)	35,804
Software packages	3 - 10	515,404	(281,550)	233,854
Non-compete agreement	5	3,194	(696)	2,498
Other intangible assets, net		$1,135,809	$(704,924)	$430,885

Amortization expense related to other intangibles for the three and six months ended June 30, 2025 amounted to $22.8 million and $45.8 million, compared to $27.6 million and $56.3 million for the corresponding periods in 2024.

The estimated amortization expense of the other intangible balances outstanding at June 30, 2025, for the remainder of 2025 and the years thereafter is as follows:

(In thousands)
Remaining 2025	$41,824
2026	90,986
2027	79,916
2028	63,168
2029	47,473
Thereafter	123,649

Note 5 – Debt and Short-Term Borrowings

Debt at June 30, 2025 and December 31, 2024 was as follows:

(In thousands)	June 30, 2025	December 31, 2024
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$415,179	$426,602
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(3))	523,553	522,327
Deferred consideration from business combinations	6,512	9,895
Note payable due on September 1, 2030(1)	6,038	6,519
Total debt	$951,282	$965,343

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0.00% plus applicable margin of 2.00% at June 30, 2025 and December 31, 2024.
(3)Subject to a SOFR floor of 0.50% plus applicable margin of 2.75% at June 30, 2025 and December 31, 2024.

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

At June 30, 2025, the unpaid principal balance of the TLA Facility and TLB Facility were $417.7 million and $540.0 million, respectively. The additional borrowing capacity for the Revolving Facility at June 30, 2025 was $193.9 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At June 30, 2025 and December 31, 2024, the unpaid principal balance of these agreements amounted to $6.5 million and $9.9 million, respectively. Obligations bear interest at rates ranging from 5.6% to 12.9% with maturities ranging from October 2025 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of June 30, 2025, the outstanding principal balance of the note payable on a discounted basis was $6.0 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of June 30, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income (loss).

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At June 30, 2025, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $0.2 million and a liability of $5.1 million. At December 31, 2024, the carrying amount of the derivatives was an asset of $4.3 million and a liability of $1.4 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and six months ended June 30, 2025, the Company reclassified gains of $0.8 million and $1.5 million, from accumulated other comprehensive income (loss) into interest expense compared to gains of $2.4 million and $4.1 million for the corresponding periods in 2024. Based on expected SOFR rates, the Company expects to reclassify gains of $0.4 million from accumulated other comprehensive income (loss) into interest expense over the next 12 months.

Note 6 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
(In thousands)	Level 2	Level 3	Measured at NAV	Total	Level 2	Level 3	Measured at NAV	Total
Financial assets:
Debt securities AFS	$1,375	$—	$—	$1,375	$1,807	$—	$—	$1,807
Equity securities	—	—	5,557	5,557	—	—	4,976	4,976
Interest rate swaps	201	—	—	201	4,338	—	—	4,338
Financial liabilities:
Interest rate swaps	5,063	—	—	5,063	1,351	—	—	1,351

Debt Securities Available for Sale ("AFS")

Costa Rica government obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. During the six month period ended June 30, 2025, $1.0 million in debt securities matured and the Company purchased $0.6 million. No debt securities were sold during the six month period ended June 30, 2025. Debt securities amounting to $0.4 million matured during the six-month period ended June 30, 2024. A provision for credit losses was not required for either June 30, 2025 or 2024. The current portion of debt securities, if any, is included as part of prepaid and other assets on the unaudited condensed consolidated balance sheets.

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

Equity Securities Measured at Net Asset Value (NAV)

At June 30, 2025 and 2024, the Company holds mutual funds classified as equity securities on the Company's unaudited condensed consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value and estimated fair value for financial instruments at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	$415,179	$419,237	$426,602	$433,890
2030 Term B Loan Facility	$523,553	$542,025	$522,327	$545,400

The fair value of the term loans at June 30, 2025 and December 31, 2024 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheet.

Note 7 – Redeemable Noncontrolling Interests

At June 30, 2025, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option.

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

Given certain provisions within the option contracts, the Company has classified the RNCI as mezzanine equity on the Company's unaudited condensed consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI:

(In thousands)	Redeemable noncontrolling interests
	June 30, 2025	December 31, 2024
Beginning balance	$43,460	$36,968
Net income attributable non-controlling interests	1,088	2,535
Acquisition of shares from non-controlling interest	(7,276)	—
Adjustment of redeemable non-controlling interests to redemption value	4,091	6,596
Dividends declared on redeemable non-controlling interests	—	(2,898)
Distributions from redeemable non-controlling interests	—	(294)
Foreign currency translation adjustments	(10)	553
Ending balance	$41,353	$43,460

During the six month period ended June 30, 2025, the Company purchased the remaining interest of approximately 40% in Homie Do Brasil Informatica. This transaction did not result in a change in control and was accounted for as an equity transaction, with a $1.0 million increase to additional paid-in capital reflected on the Company's unaudited condensed consolidated balance sheet for the difference between the carrying value of the redeemable noncontrolling interest at the date of purchase and the consideration paid. The payment of $5.2 million for the acquisition of the redeemable noncontrolling interest is classified as financing activity within the unaudited condensed consolidated statements of cash flows.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the six months ended June 30, 2025:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities AFS	Total
Balance - December 31, 2024, net of tax	$(138,004)	$3,262	$19	$(134,723)
Other comprehensive income (loss) before reclassifications	79,206	(4,692)	10	74,524
Effective portion reclassified to net income	—	(1,460)	—	(1,460)
Balance - June 30, 2025, net of tax	$(58,798)	$(2,890)	$29	$(61,659)

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

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the periods ended March 31, 2023, 2024 and 2025, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2023 LTIP, 2024 LTIP and 2025 LTIP, respectively, all under the terms of the Company's 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

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

The following table summarizes nonvested RSUs activity for the six months ended June 30, 2025:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2024	2,004,264	$38.71
Granted	831,459	39.39
Vested	(704,403)	39.72
Forfeited	(76,609)	39.87
Nonvested at June 30, 2025	2,054,711	$38.59

For the three and six months ended June 30, 2025, the Company recognized $7.3 million and $14.5 million of share-based compensation expense, compared with $7.7 million and $15.0 million for the corresponding period in 2024.

As of June 30, 2025, the maximum unrecognized cost for RSUs was $54.4 million. The cost is expected to be recognized over a weighted average period of 2.1 years.

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

	Three months ended June 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$23	$1,932	$—	$1,333	$3,288
Products and services transferred over time	38,108	77,733	47,292	63,186	$226,319
	$38,131	$79,665	$47,292	$64,519	$229,607

	Three months ended June 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$78	$996	$—	$1,653	$2,727
Products and services transferred over time	34,735	68,514	45,319	60,683	209,251
	$34,813	$69,510	$45,319	$62,336	$211,978

	Six months ended June 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$81	$3,698	$—	$5,593	$9,372
Products and services transferred over time	75,349	154,247	94,941	124,490	449,027
	$75,430	$157,945	$94,941	$130,083	$458,399

	Six months ended June 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$110	$1,553	$—	$4,128	$5,791
Products and services transferred over time	68,647	138,104	88,418	116,336	411,505
	$68,757	$139,657	$88,418	$120,464	$417,296

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended June 30, 2025 and 2024 was approximately 31% and 32%, respectively. For the both the six months ended June 30, 2025 and 2024 this percentage was approximately 31%. Accounts receivable from Popular at June 30, 2025 and December 31, 2024 amounted to $44.9 million and $37.5 million, respectively.

Contract Balances

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the Company become unconditional (i.e., the Company has a present right to payment). Contract assets at June 30, 2025 and December 31, 2024 amounted to $14.1 million and $11.4 million, respectively. The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Contract liability and Contract liability- long term, at June 30, 2025 amounted to $23.6 million and $51.1 million, respectively. Contract liability and Contract liability- long term, at December 31, 2024 amounted to $25.3 million and $55.0 million, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees invoiced in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the sale to Popular of certain assets in exchange for 4.6 million shares of EVERTEC common stock in fiscal year 2022. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the three and six month period ended June 30, 2025, the Company recognized revenue of $8.0 million and $18.4 million, respectively that was included in the contract liability at December 31, 2024. During the three and six months ended June 30, 2024, the Company recognized revenue of $7.2 million and $15.0 million, respectively, that was included in the contract liability at December 31, 2023.

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

The Company has elected to apply the practical expedient permitted under ASC 606, when applicable. Under this practical expedient, the Company is not required to disclose information about remaining performance obligations if the performance obligation is part of a contract with an original expected duration of one year or less or if the Company recognizes revenue at the amount which it has a right to invoice. The Company also applies the practical expedient for variable consideration when the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2025 was $734.8 million, which is expected to be recognized over the next 5 years.

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
•The Company has two main industry sectors: private and government. The private pool is comprised mainly of leading financial institutions, merchants and corporations, while the governmental pool is comprised of government agencies. The governmental customers possess different risk characteristics than private customers because although all invoices are due 30 days after issuance, governmental customers usually pay within 60 to 90 days after issuance.
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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables for the six months ended June 30, 2025 and the year ended December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Balance at beginning of period	$2,856	$4,010
Current period provision for expected credit losses	438	921
Write-offs	(93)	(2,088)
Recoveries of amounts previously written-off	1	13
Balance at end of period	$3,202	$2,856

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

Note 12 – Income Tax

The components of income tax expense for the three and six months ended June 30, 2025 and 2024, respectively, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Current tax provision	$9,314	$8,705	$18,932	$14,717
Deferred tax benefit	(5,244)	(7,604)	(10,726)	(13,324)
Income tax expense	$4,070	$1,101	$8,206	$1,393

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and six months ended June 30, 2025 and 2024, and its segregation based on location of operations:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Current tax provision
Puerto Rico	$1,849	$1,724	$3,042	$2,330
United States	314	39	818	129
Foreign countries	7,151	6,942	15,072	12,258
Total current tax provision	$9,314	$8,705	$18,932	$14,717
Deferred tax benefit
Puerto Rico	$(2,913)	$(3,666)	$(6,259)	$(7,325)
United States	(44)	11	(128)	2
Foreign countries	(2,287)	(3,949)	(4,339)	(6,001)
Total deferred tax benefit	$(5,244)	$(7,604)	$(10,726)	$(13,324)

Taxes payable to foreign countries by EVERTEC’s subsidiaries are paid by such subsidiary and the corresponding liability and expense will be presented in EVERTEC’s unaudited condensed consolidated financial statements.

As of June 30, 2025, the Company had $184.9 million of unremitted earnings from foreign subsidiaries, compared to $165.2 million as of December 31, 2024. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of June 30, 2025, the gross deferred tax asset amounted to $89.7 million and the gross deferred tax liability amounted to $85.9 million, compared to $74.3 million and $79.9 million, respectively, as of December 31, 2024. As of June 30, 2025, and December 31, 2024, there is a valuation allowance against the gross deferred tax asset of approximately $5.9 million and $5.3 million, respectively.

The Company estimates that it is reasonably possible that the liability for uncertain tax position created from acquisitions in foreign jurisdictions will decrease by approximately $2.5 million in the next 12 months as a result of the expiration of the statute of limitations.

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Six months ended June 30,
(In thousands)	2025	2024
Computed income tax at statutory rates	$30,853	$18,864
Differences in tax rates due to multiple jurisdictions	996	2,806
Effect of income subject to tax-exemption grant	(23,399)	(20,095)
Unrecognized tax expense	174	(1,192)
Excess tax benefits on share-based compensation	176	(511)
Other, net	(594)	1,521
Income tax expense	$8,206	$1,393

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and the denominator of net income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2025	2024	2025	2024
Net income available to EVERTEC, Inc.’s common shareholders	$40,465	$31,901	$73,168	$47,880
Weighted average common shares outstanding	64,030,322	64,420,756	63,884,710	64,800,361
Weighted average potential dilutive common shares (1)	840,036	729,988	924,107	899,024
Weighted average common shares outstanding - assuming dilution	64,870,358	65,150,744	64,808,817	65,699,385
Net income per common share - basic	$0.63	$0.50	$1.15	$0.74
Net income per common share - diluted	$0.62	$0.49	$1.13	$0.73

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 20, 2025, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 21, 2025 to stockholders of record as of March 3, 2025. On May 2, 2025, the Board declared a regular quarterly cash dividend of $0.05 per share which was paid on June 6, 2025 to stockholders of record as of the close of business on May 13, 2025.

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

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated:

	Three Months Ended June 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$38,131	$79,665	$47,292	$64,519	$229,607
Intersegment revenues	18,290	6,390	—	—	24,680
Total segment revenues(1)	56,421	86,055	47,292	64,519	254,287
Less: Other segment items(2)	(23,393)	(62,705)	(27,290)	(38,487)	(151,875)
Segment Adjusted EBITDA	$33,028	$23,350	$20,002	$26,032	$102,412

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.   Intersegment revenue eliminations predominantly reflect the $14.8 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $6.4 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $3.5 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

	Three Months Ended June 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$34,813	$69,510	$45,319	$62,336	$211,978
Intersegment revenues	19,386	5,159	—	—	24,545
Total segment revenues(1)	54,199	74,669	45,319	62,336	236,523
Less: Other segment items(2)	(22,841)	(57,169)	(27,071)	(32,567)	(139,648)
Segment Adjusted EBITDA	31,358	17,500	18,248	29,769	96,875

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.  Intersegment revenue eliminations predominantly reflect the $14.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $5.2 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $5.2 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

	Six months ended June 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$75,430	$157,945	$94,941	$130,083	$458,399
Intersegment revenues	36,148	11,885	—	—	48,033
Total segment revenues(1)	111,578	169,830	94,941	130,083	506,432
Less: Other segment items(2)	(47,112)	(121,585)	(54,580)	(81,840)	(305,117)
Segment Adjusted EBITDA	64,466	48,245	40,361	48,243	201,315

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.  Intersegment revenue eliminations predominantly reflect the $29.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $11.9 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $7.0 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

	Six months ended June 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$68,757	$139,657	$88,418	$120,464	$417,296
Intersegment revenues	38,473	9,228	—	—	47,701
Total segment revenues(1)	107,230	148,885	88,418	120,464	464,997
Less: Other segment items(2)	(45,520)	(115,088)	(53,950)	(67,656)	(282,214)
Segment Adjusted EBITDA	61,710	33,797	34,468	52,808	182,783

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis. Intersegment revenue eliminations predominantly reflect the $28.8 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $9.2 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $9.7 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

The reconciliation of Segment Adjusted EBITDA to consolidated income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Segment Adjusted EBITDA	$102,412	$96,875	$201,315	$182,783
Elimination of intersegment revenues	(24,680)	(24,545)	(48,033)	(47,701)
Other corporate expenses(1)	14,831	13,722	28,720	29,147
Compensation and benefits(2)	(7,788)	(7,601)	(19,408)	(15,591)
Transaction, refinancing and other fees(3)	2	114	376	1,011
Earnings of equity method investments, net of dividends received	867	1,096	2,944	2,167
Gain (loss) on foreign currency remeasurement(4)	1,348	2,404	515	(2,052)
Interest income	3,079	3,218	6,330	6,578
Interest expense	(16,719)	(18,709)	(33,707)	(38,648)
Depreciation and amortization	(28,309)	(32,950)	(56,782)	(67,391)
Income before income taxes	$45,043	$33,624	$82,270	$50,303

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

Note 16 – Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information is as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,902	$18,264
Cash paid for income taxes	19,230	10,506
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	8,523	2,856
Right-of-use assets obtained in exchange for operating lease liabilities	1,897	2,693
Non-cash investing activities
Trade-in of equipment	—	2,193

Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

	June 30,
(In thousands)	2025	2024
Cash and cash equivalents	$290,578	$257,699
Restricted cash	23,780	24,434
Cash and cash equivalents included in settlement assets	18,619	46,754
Cash, cash equivalents, restricted cash and cash included in settlement assets	332,977	328,887

Note 17 – Subsequent Events

On July 24, 2025, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on September 5, 2025 to stockholders of record as of the close of business on August 4, 2025. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

On July 30, 2025 the Board approved an increase to Evertec’s existing share repurchase authorization to permit future repurchases of up to an aggregate of $150 million worth of shares of the Company’s common stock, par value $0.01 per share by December 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2025 and 2024 and (ii) the financial condition as of June 30, 2025. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2025 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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
Overview

EVERTEC is a leading full-service transaction-processing business and financial technology provider in Latin America, Puerto Rico and the Caribbean, providing a broad range of merchant acquiring, payment services and business solutions. We believe we are one of the largest merchant acquirers in Latin America based on total number of transactions and we also believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries out of 24 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading debit networks in Brazil. We process over ten billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and provide a comprehensive suite of services for core banking, cash processing, fulfillment in Puerto Rico and a "one stop shop" set of products for the financial sector in Latin America, which include solutions such as core banking, investments, asset management, pension funds and consortium. Additionally, we offer managed services, managed security services and payment transactions fraud monitoring to all the regions where we do business. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin America region.

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

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We continue to believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, which, together with the ongoing shift from cash and paper methods of payment to electronic payments will continue to generate growth opportunities for our business. For example, the adoption of banking products, including electronic payments, in the Latin America and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Puerto Rico and other Latin America regions. We also benefit from the outsourcing of technology systems and processes trend for financial institutions and government. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

In recent years, consumer preference has accelerated its shift away from cash and paper payment methods, noting increased demand for omni-channel payment services that facilitate cashless and contactless transactions. The ongoing migration to digital payment methods continues to benefit the transaction-processing industry globally. Technologies such as contactless payments, QR codes, tap to pay, mobile commerce, “e-wallets” and advanced and smart POS devices continue to drive the shift away from cash and other traditional payment methods. The Company has benefited from an increase in transaction volumes for these types of payment solutions. As consumers and merchants increase demand for contactless and mobility-based solutions, the Company has continued to innovate and invest, expanding the footprint and functionality of digital solutions such as Placetopay, our e-commerce gateway platform, our wallet ATH Movil and ATH Business, and Paystudio our issuing and acquiring processing platform. Additionally, aligned with this trend, the Company has also developed software to take advantage of Brazil's fastest instant money transfer system, PIX. We believe that the ongoing shift to digital payments will continue to generate substantial growth opportunities for our business.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year Master Service Agreement ("MSA"), and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including obtaining a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (as amended, the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and for the six months ended June 30, 2025 approximately 31% of our revenues were generated from this relationship.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

	Three months ended June 30,
In thousands	2025	2024	Variance

Revenues	$229,607	$211,978	$17,629	8%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	110,060	97,481	12,579	13%
Selling, general and administrative expenses	35,104	38,187	(3,083)	(8)%
Depreciation and amortization	28,309	32,950	(4,641)	(14)%
Total operating costs and expenses	173,473	168,618	4,855	3%
Income from operations	$56,134	$43,360	$12,774	29%

Revenues

Total revenue for the three months ended June 30, 2025 was $229.6 million, an increase of 8% compared with $212.0 million in in the prior year quarter driven by organic growth in all of the Company's segments and the contribution from the acquisitions completed in the fourth quarter of 2024. Merchant acquiring revenue benefited from an improvement in spread as we continue to benefit from pricing initiatives implemented in the prior year. Payments Puerto Rico revenue benefited from increased revenues from ATH Movil, and transaction growth. Latin America revenue benefited from continued organic growth across the entire region and the contribution from acquisitions completed in the prior year. Business Solutions revenue increased as a result of projects completed throughout the prior year and an increase in IT consulting services.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the three months ended June 30, 2025 amounted to $110.1 million, an increase of $12.6 million or 13% when compared to the same period in the prior year. This increase was primarily related to an increase in cloud services, increased cost of sales, an increase in software maintenance expense, higher professional fees related to strategic projects and an increase in personnel costs, partially due to the increased headcount from acquisitions completed in the fourth quarter of the prior year, partially offset by the reversals of contingency accruals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 amounted to $35.1 million, a decrease of $3.1 million or 8% when compared to the same period in the prior year. This decrease was mainly driven by lower professional fees.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2025 amounted to $28.3 million, a decrease of $4.6 million or 14% when compared to the same period in the prior year. The decrease was primarily driven by intangible assets that became fully amortized during the prior year.

Non-Operating Expenses

	Three months ended June 30,
In thousands	2025	2024	Variance

Interest income	$3,079	$3,218	$(139)	(4)%
Interest expense	(16,719)	(18,709)	1,990	(11)%
Gain on foreign currency remeasurement	1,348	2,404	(1,056)	(44)%
Earnings from equity investees	867	1,096	(229)	(21)%
Other income, net	334	2,255	(1,921)	(85)%
Total non-operating expenses	$(11,091)	$(9,736)	$(1,355)	14%

Non-operating expenses for the three months ended June 30, 2025 increased by $1.4 million to $11.1 million when compared to the same period in the prior year. The increase was mainly related to a $1.9 million decrease in other income, net, mostly driven by a decrease in the prior year in the estimated payout of deferred consideration from business combinations, and a decrease in foreign currency remeasurement gain of $1.1 million in the current year quarter. These were partially offset by a decrease in interest expense of $2.0 million driven by a lower interest rate and the debt repricing completed in the prior year.

Income Tax Expense

	Three months ended June 30,
In thousands	2025	2024	Variance
Income tax expense (benefit)	$4,070	$1,101	$2,969	270%

Income tax expense for the three months ended June 30, 2025 amounted to $4.1 million, compared to an income tax expense in the prior year quarter of $1.1 million. The effective tax rate for the period was 9.0%, compared with 3.3% in the prior year period. The increase in the effective tax rate was primarily driven by growth in Latin America jurisdictions, which have higher tax rates, and lower interest expense driven by a lower interest rate and the debt repricing completed in the prior year, coupled with the non-recurring reversal of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation during the prior year.

Comparison of the six months ended June 30, 2025 and 2024

	Six months ended June 30,
In thousands	2025	2024	Variance

Revenues	$458,399	$417,296	$41,103	10%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	224,669	199,929	24,740	12%
Selling, general and administrative expenses	71,314	73,813	(2,499)	(3)%
Depreciation and amortization	56,782	67,391	(10,609)	(16)%
Total operating costs and expenses	352,765	341,133	11,632	3%
Income from operations	$105,634	$76,163	$29,471	39%

Revenues

Total revenue for the six months ended June 30, 2025 was $458.4 million, an increase of 10% compared with $417.3 million in the prior year period for the same reasons explained above for the quarter. Merchant acquiring and Payments Puerto Rico revenue growth was driven by the same factors explained above for the quarter. Latin America revenues were positively impacted by the contribution from acquisitions completed in the prior year, continued organic growth across the region, and the benefit from pricing initiatives. Business Solutions revenue increased as a result of projects completed throughout the prior year, an increase in IT consulting services and an increase in hardware and software sales.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the six months ended June 30, 2025 amounted to $224.7 million, an increase of $24.7 million or 12% when compared to the same period in the prior year. This increase was primarily related to the increase in cost of sales in connection with hardware and software sales, an increase in personnel costs, partially due to the increased headcount from acquisitions completed in the fourth quarter of the prior year, higher professional fees related to strategic projects and an increase in cloud services, partially offset by the reversal of contingency accruals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 amounted to $71.3 million, a decrease of $2.5 million or 3% when compared to the same period in the prior year. This decrease was mainly driven by lower professional fees, partially offset by an increase in personnel costs.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2025 amounted to $56.8 million, a decrease of $10.6 million or 16% when compared to the same period in the prior year. The decrease was primarily driven by intangible assets that became fully amortized during the prior year.

Non-Operating Expenses

	Six months ended June 30,
In thousands	2025	2024	Variance

Interest income	$6,330	$6,578	$(248)	(4)%
Interest expense	(33,707)	(38,648)	4,941	(13)%
Gain (loss) on foreign currency remeasurement	515	(2,052)	2,567	(125)%
Earnings from equity investees	2,944	2,167	777	36%
Other income, net	554	6,095	(5,541)	(91)%
Total non-operating expenses	$(23,364)	$(25,860)	$2,496	(10)%

Non-operating expenses for the six months ended June 30, 2025 decreased by $2.5 million to $23.4 million when compared to the same period in the prior year. The decrease was mainly related to a decrease in interest expense of $4.9 million driven by a lower interest rate and the debt repricing completed in the prior year and a decrease in foreign currency remeasurement losses of $2.6 million, as the current year has a gain compared with losses in the prior year. This impact was partially offset by a decrease in Other income, net as the prior year included realized gains of $2.8 million from changes in fair value of equity securities, while no such gains were recognized in the current year. Additionally, the prior year benefited from a decrease in the estimated payout of deferred consideration related to business combinations.

Income Tax Expense

	Six months ended June 30,
In thousands	2025	2024	Variance
Income tax expense	$8,206	$1,393	$6,813	489%

Income tax expense for the six months ended June 30, 2025 amounted to $8.2 million, compared to $1.4 million in the prior year. The effective tax rate for the period was 9.0%, compared with 2.8% in the prior year period. The increase in the effective tax rate was primarily driven by growth in Latin America jurisdictions, which have higher tax rates, lower interest expense driven by a lower interest rate and the debt repricing completed in the prior year, a non-recurring discrete item recorded during the current year, coupled with the non-recurring reversal of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation during the prior year.

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

Comparison of the three months ended June 30, 2025 and 2024

Payment Services - Puerto Rico & Caribbean

	Three months ended June 30,
In thousands	2025	2024
Revenues	$56,421	$54,199
Segment Adjusted EBITDA	33,028	31,358
Segment Adjusted EBITDA Margin	58.5%	57.9%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended June 30, 2025 increased by $2.2 million to $56.4 million when compared to the same period in the prior year. The increase in revenues was primarily driven by continued growth from ATH Movil, primarily ATH Business, as well as transaction growth partially offset by lower revenue from services provided to the Latin America Payments and Solutions segment. Segment Adjusted EBITDA increased by $1.7 million to $33.0 million, driven by revenue growth, which was partially offset by higher infrastructure and maintenance expenses.
Latin America Payments and Solutions

	Three months ended June 30,
In thousands	2025	2024
Revenues	$86,055	$74,669
Segment Adjusted EBITDA	23,350	17,500
Segment Adjusted EBITDA Margin	27.1%	23.4%

Latin America Payments and Solutions segment revenues for the three months ended June 30, 2025 increased by $11.4 million to $86.1 million when compared to the same period in the prior year, driven by organic revenue growth across the region and the contribution from acquisitions completed in the fourth quarter of 2024, which are contributing at a higher margin, partially offset by the impact from foreign currency exchange and client attrition. Segment Adjusted EBITDA increased by $5.9 million primarily driven by the increase in revenues and a decrease in charges from the Payments Puerto Rico segment due to the decrease in transactions processed.

Merchant Acquiring

	Three months ended June 30,
In thousands	2025	2024
Revenues	$47,292	$45,319
Segment Adjusted EBITDA	20,002	18,248
Segment Adjusted EBITDA Margin	42.3%	40.3%

Merchant Acquiring segment revenues for the three months ended June 30, 2025 increased by $2.0 million to $47.3 million when compared to the same period in the prior year. The revenue increase was primarily driven by an improvement in spread driven by pricing initiatives implemented in the prior year and sales volume growth. Segment Adjusted EBITDA increased by $1.8 million to $20.0 million driven by the increase in revenues, partially offset by processing costs as a result of higher transactions and an increase in revenue sharing expense.

Business Solutions

	Three months ended June 30,
In thousands	2025	2024
Revenues	$64,519	$62,336
Segment Adjusted EBITDA	26,032	29,769
Segment Adjusted EBITDA Margin	40.3%	47.8%

Business Solutions segment revenues for the three months ended June 30, 2025 increased by $2.2 million to $64.5 million as compared to the prior year period. This increase was primarily driven by projects completed in the prior year, mainly for Popular, and an increase in IT consulting services in the current year quarter. Segment Adjusted EBITDA decreased by $3.8 million as compared to the prior year period primarily due to an increase in cost of sales, an increase in software maintenance and cloud expenses and incremental professional fees for strategic projects.

Comparison of the six months ended June 30, 2025 and 2024

Payment Services - Puerto Rico & Caribbean

	Six months ended June 30,
In thousands	2025	2024
Revenues	$111,578	$107,230
Segment Adjusted EBITDA	64,466	61,710
Segment Adjusted EBITDA Margin	57.8%	57.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the six months ended June 30, 2025 increased by $4.3 million to $111.6 million when compared to the same period in the prior year, primarily due to the same factors explained above for the quarter. Segment Adjusted EBITDA increased by $1.1 million to $64.5 million, driven by revenue growth, which was partially offset by higher infrastructure, maintenance and programming expenses.
Latin America Payments and Solutions

	Six months ended June 30,
In thousands	2025	2024
Revenues	$169,830	$148,885
Segment Adjusted EBITDA	48,245	33,797
Segment Adjusted EBITDA Margin	28.4%	22.7%

Latin America Payments and Solutions segment revenues for the six months ended June 30, 2025 increased by $20.9 million to $169.8 million when compared to the same period in the prior year, driven by organic revenue growth, which benefited from pricing initiatives, the contribution from acquisitions completed in the fourth quarter of 2024, which are contributing at a higher margin, and non-recurring revenue recognized in the first half of the year, partially offset by the impact from foreign currency exchange and client attrition. Segment Adjusted EBITDA increased by $14.4 million primarily driven by the same factors explained above for the quarter and higher reversals of contingency accruals.

Merchant Acquiring

	Six months ended June 30,
In thousands	2025	2024
Revenues	$94,941	$88,418
Segment Adjusted EBITDA	40,361	34,468
Segment Adjusted EBITDA Margin	42.5%	39.0%

Merchant Acquiring segment revenues for the six months ended June 30, 2025 increased by $6.5 million to $47.3 million when compared to the same period in the prior year. The revenue increase was primarily driven by the same factors explained above for the quarter. Segment Adjusted EBITDA increased by $5.9 million to $20.0 million driven by the increase in revenues, partially offset by an increase in revenue sharing expense as well as processing costs as explained above for the quarter.

Business Solutions

	Six months ended June 30,
In thousands	2025	2024
Revenues	$130,083	$120,464
Segment Adjusted EBITDA	48,243	52,808
Segment Adjusted EBITDA Margin	37.1%	43.8%

Business Solutions segment revenues for the six months ended June 30, 2025 increased by $9.6 million to $64.5 million as compared to the prior year period. This increase was primarily driven by projects completed in the prior year, mainly for Popular, an increase in hardware and software sales and an increase in IT consulting services. Segment Adjusted EBITDA decreased by $4.6 million as compared to the prior year period primarily due to prior year period primarily due to an increase in cost of sales driven by the increase in hardware and software sales, an increase in software maintenance and cloud expenses and incremental professional fees for strategic projects.

Liquidity and Capital Resources

As of June 30, 2025, there were no material changes to our primary short-term and long-term requirements for liquidity and capital resources as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $193.9 million was available for borrowing as of June 30, 2025. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of June 30, 2025, we had cash and cash equivalents of $290.6 million, of which $229.8 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Six months ended June 30,
(In thousands)	2025	2024

Cash provided by operating activities	$86,128	$131,340
Cash used in investing activities	(42,680)	(50,167)
Cash used in financing activities	(40,325)	(85,776)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	15,205	(10,234)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash included in settlement assets	$18,328	$(14,837)

Net cash provided by operating activities for the six months ended June 30, 2025 was $86.1 million compared to $131.3 million for the same period in the prior year, driven by working capital requirements.

Net cash used in investing activities for the six months ended June 30, 2025 was $42.7 million compared to $50.2 million for the same period in the prior year and a result of a decrease of $14.0 million in additions to software and purchases of property, plant and equipment, partially offset by proceeds from the sale of equity securities in the prior year of $5.9 million, while none in the current year.

Net cash used in financing activities for the six months ended June 30, 2025 was $40.3 million compared to $85.8 million for the same period in the prior year, as the prior year included cash used to fund the accelerated share repurchase program of $70 million in addition to a decrease in other financing activities of $2.8 million. During the current year period there was a decrease in cash provided from settlement activities of $19.5 million and the Company exercised the right to acquire the remaining non-controlling interest in a company in Brazil for $5.2 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the six months ended June 30, 2025 and 2024, we invested approximately $42.3 million and $56.3 million in our capital resources, respectively. Generally, we fund capital expenditures with cash generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 20, 2025, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 21, 2025 to stockholders of record as of March 3, 2025. On May 2, 2025, the Board declared a regular quarterly cash dividend of $0.05 per share which was paid on June 6, 2025 to stockholders of record as of the close of business on May 13, 2025. On July 24, 2025, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on September 5, 2025 to stockholders of record as of the close of business on August 4, 2025. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

At June 30, 2025, the unpaid principal balance of the TLA Facility and TLB Facility were $417.7 million and $540.0 million, respectively. The additional borrowing capacity for the Revolving Facility at March 31, 2025 was $193.9 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At June 30, 2025 and December 31, 2024, the unpaid principal balance of these agreements amounted to $6.5 million and $9.9 million, respectively. Obligations bear interest at rates ranging from 5.6% to 12.9% with maturities ranging from October 2025 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of June 30, 2025, the outstanding principal balance of the note payable on a discounted basis was $6.0 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of June 30, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income (loss).

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At June 30, 2025, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $0.2 million and a liability of $5.1 million. At December 31, 2024, the carrying amount of the derivatives was an asset of $4.3 million and a liability of $1.4 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and six months ended June 30, 2025, the Company reclassified gains of $0.8 million and $1.5 million, respectively, from accumulated other comprehensive income (loss) into interest expense compared to gains of $1.7 million and $4.1 million, respectively, for the corresponding period in 2024. Based on expected SOFR rates, the Company expects to reclassify gains of $0.4 million from accumulated other comprehensive income (loss) into interest expense over the next 12 months.

Covenant Compliance

As of June 30, 2025, the total secured net leverage ratio was 1.95 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
(In thousands, except per share information)	2025	2024	2025	2024	June 30, 2025
Net income	$40,973	$32,523	74,064	48,910	$139,933
Income tax expense	4,070	1,101	8,206	1,393	11,660
Interest expense, net	13,640	15,491	27,377	32,070	56,708
Depreciation and amortization	28,309	32,950	56,782	67,391	117,237
EBITDA	86,992	82,065	166,429	149,764	325,538
Equity income (1)	(867)	(1,096)	(2,944)	(2,167)	(2,047)
Compensation and benefits (2)	7,974	7,601	19,594	15,591	35,647
Transaction, refinancing and other (3)	(186)	(114)	(560)	(1,011)	(3,764)
Gain on foreign currency remeasurement (4)	(1,348)	(2,404)	(515)	2,052	2,631
Adjusted EBITDA	92,565	86,052	182,004	164,229	358,005
Operating depreciation and amortization (5)	(16,904)	(14,644)	(33,524)	(29,439)	(65,552)
Cash interest expense, net (6)	(13,031)	(14,422)	(25,995)	(29,841)	(53,085)
Income tax expense (7)	(4,446)	(2,526)	(7,643)	(2,064)	(11,950)
Non-controlling interest (8)	(519)	(645)	(917)	(1,066)	(2,068)
Adjusted net income	$57,665	$53,815	$113,925	$101,819	$225,350
Net income per common share (GAAP):
Diluted	$0.62	$0.49	$1.13	$0.73
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.89	$0.83	$1.76	$1.55
Shares used in computing adjusted earnings per common share:
Diluted	64,870,358	65,150,744	64,808,817	65,699,385

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
6)Represents interest expense, less interest income, as they appear on the unaudited condensed consolidated statements of income and comprehensive income (loss), adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
7)Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discrete items.
8)Represents the non-controlling equity interests, net of amortization for intangibles created as part of the purchase.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7-Management’s Discussion and Analysis of

Financial Condition and Results of Operations-Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 3, 2025.
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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. Based upon a sensitivity analysis of our outstanding debt on June 30, 2025, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of June 30, 2025, under the secured credit facilities, would increase our annual interest expense by approximately $4.1 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of June 30, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses) in the unaudited condensed consolidated statements of income and comprehensive income (loss). For the six months ended June 30, 2025, the Company recognized non-cash unrealized foreign currency remeasurement gains of $0.5 million compared to losses of $2.1 million for the same period in 2024. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive (loss) income in the unaudited condensed consolidated balance sheets. As of June 30, 2025, the Company had $58.8 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss) compared with an unfavorable foreign currency translation adjustment of $138.0 million as of December 31, 2024.

Inflation Risk

While it is difficult to accurately measure the impact of inflation on our results of operations and financial condition, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. General inflation in the geographies in which we operate has risen to levels that have not been experienced in recent years, however, inflation has historically had a minimal net effect on our operating results given that overall inflation has been offset by sales and cost reduction actions. Rising prices for input costs, including wages and benefits, occupancy and general administrative costs, could potentially have a negative impact on our results of operations and financial condition which may not be readily recoverable from our customers. In addition, inflation has led to enhanced volatility on foreign currency exchange rates. While we proactively try to mitigate these rising costs, we may not be able to fully offset these impacts, which could result in negative effect on our results of operation. Thus, we cannot assure you that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three month period ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
6/1/2025-6/30/2025	101,890	36.22	101,890
	101,890		101,890	$150,000,000

(1) On July 30, 2025 the Board approved an increase to Evertec’s existing share repurchase authorization to permit future repurchases of up to an aggregate of $150 million worth of shares of the Company’s common stock, par value $0.01 per share by December 31, 2026. Under the repurchase program, the Company may repurchase shares in the open market, through accelerated share repurchase programs, Rule 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the three months ended June 30, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for directors under the EVERTEC, Inc. 2022 Incentive Award Plan, dated May 22, 2025, by and between EVERTEC, Inc. and the director (applicable to Frank G. D'Angelo, Kelly Barrett, Olga Botero, Virginia Gambale, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, and Brian J. Smith).

10.2*+	Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla M. Cruz- Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 28,2025.
10.3*+	Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla M. Cruz-Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 28, 2025.
31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL*	Inline Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL*	Inline XBRL Taxonomy Extension Schema Document
101.CAL XBRL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+     This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: July 31, 2025	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Joaquin A. Castrillo-Salgado
Joaquin A. Castrillo-Salgado Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)