Form 10-Q
period 2025-09-30
EVERTEC, Inc.
filed 2025-11-07
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025 or

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
At October 31, 2025, there were 63,983,841 outstanding shares of common stock of EVERTEC, Inc.

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

Words such as “believes,” “expects,” “anticipates,” “intends,” "projects,” “estimates,” and “plans” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” or the negatives of these terms or variations of them or similar terminology are generally forward-looking in nature and not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

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
•our dependence on payment card network or other network rules, standards, mandates or fees;
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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$474,738	$273,645
Restricted cash	24,998	24,594
Accounts receivable, net	153,862	137,501
Settlement assets	15,000	31,942
Prepaid expenses and other assets	75,822	61,383
Total current assets	744,420	529,065
Debt securities available-for-sale, at fair value	2,595	913
Equity securities, at fair value	6,250	4,976
Investments in equity investees	29,336	29,472
Property and equipment, net	63,184	62,059
Operating lease right-of-use asset	7,475	10,131
Goodwill	779,671	726,901
Other intangible assets, net	447,943	430,885
Deferred tax asset	46,225	33,877
Derivative asset	—	4,338
Other long-term assets	22,068	24,994
Total assets	$2,149,167	$1,857,611
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$136,232	$124,553
Accounts payable	47,160	58,729
Contract liability	22,885	25,274
Income tax payable	7,461	8,981
Current portion of long-term debt	23,867	23,867
Current portion of operating lease liability	3,787	6,229
Settlement liabilities	14,787	32,027
Total current liabilities	256,179	279,660
Long-term debt	1,059,143	925,062
Deferred tax liability	40,981	44,810
Contract liability - long term	48,908	55,003
Operating lease liability - long-term	4,597	4,924
Derivative liability	5,155	1,351
Other long-term liabilities	26,187	27,540
Total liabilities	1,441,150	1,338,350
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	41,282	43,460
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 63,983,841 shares issued and outstanding as of September 30, 2025 (December 31, 2024 - 63,614,077)	640	636
Additional paid-in capital	15,429	7,003
Accumulated earnings	696,055	599,608
Accumulated other comprehensive loss, net of tax	(48,374)	(134,723)
Total stockholders’ equity	663,750	472,524
Non-redeemable non-controlling interest	2,985	3,277
Total equity	666,735	475,801
Total liabilities and equity	$2,149,167	$1,857,611
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss)
(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenues	$228,587	$211,795	$686,986	$629,091

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	124,742	102,497	349,411	302,426
Selling, general and administrative expenses	37,678	34,097	108,992	107,910
Depreciation and amortization	28,435	33,660	85,217	101,051
Total operating costs and expenses	190,855	170,254	543,620	511,387
Income from operations	37,732	41,541	143,366	117,704
Non-operating income (expenses)
Interest income	4,016	3,696	10,346	10,274
Interest expense	(16,534)	(18,704)	(50,241)	(57,352)
(Loss) gain on foreign currency remeasurement	(60)	(1,112)	455	(3,164)
Earnings from equity investees	1,346	1,099	4,290	3,266
Other income, net	6,929	389	7,483	6,484
Total non-operating expenses	(4,303)	(14,632)	(27,667)	(40,492)
Income before income taxes	33,429	26,909	115,699	77,212
Income tax (benefit) expense	(31)	1,707	8,175	3,100
Net income	33,460	25,202	107,524	74,112
Less: Net income attributable to non-controlling interest	599	524	1,495	1,554
Net income attributable to EVERTEC, Inc.’s common stockholders	32,861	24,678	106,029	72,558
Other comprehensive income (loss), net of tax of $20, $(3,898), $(1,735) and $(3,267)
Foreign currency translation adjustments	13,593	15,354	92,799	(75,473)
Loss on cash flow hedges	(313)	(11,937)	(6,465)	(8,555)
Unrealized gain (loss) on change in fair value of debt securities available-for-sale	5	(1)	15	(4)
Other comprehensive income (loss), net of tax	$13,285	$3,416	$86,349	$(84,032)
Total comprehensive income (loss) attributable to EVERTEC, Inc.’s common stockholders	$46,146	$28,094	$192,378	$(11,474)
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.51	$0.39	$1.66	$1.12
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.51	$0.38	$1.64	$1.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2024	63,614,077	$636	$7,003	$599,608	$(134,723)	$3,277	$475,801
Share-based compensation recognized	—	—	7,249	—	—	—	7,249
Restricted stock units delivered	414,006	4	(8,710)	—	—	—	(8,706)
Net income (loss)	—	—	—	32,703	—	(120)	32,583
Cash dividends on common stock, $0.05 per share	—	—	—	(3,181)	—	—	(3,181)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,220)	—	—	—	(1,220)
Other comprehensive income (loss)	—	—	—	—	42,727	(159)	42,568
Balance at March 31, 2025	64,028,083	$640	$4,322	$629,130	$(91,996)	$2,998	$545,094
Share-based compensation recognized	—	—	7,299	—	—	—	7,299
Repurchase of common stock	(101,890)	(1)	(3,690)	—	—	—	(3,691)
Restricted stock units delivered	55,812	1	(213)	—	—	—	(212)
Net income (loss)	—	—	—	40,465	—	(61)	40,404
Cash dividends on common stock, $0.05 per share	—	—	—	(3,202)	—	—	(3,202)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(762)	—	—	—	(762)
Other comprehensive income	—	—	—	—	30,337	84	30,421
Balance at June 30, 2025	63,982,005	$640	$6,956	$666,393	$(61,659)	$3,021	$615,351
Share-based compensation recognized	—	—	7,646	—	—	—	7,646
Restricted stock units delivered	1,836	—	(24)	—	—	—	(24)
Net income (loss)	—	—	—	32,861	—	(161)	32,700
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,199)	—	—	(3,199)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	851	—	—	—	851
Other comprehensive income	—	—	—	—	13,285	125	13,410
Balance at September 30, 2025	63,983,841	$640	$15,429	$696,055	$(48,374)	$2,985	$666,735

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Controlling Interest (excluding Redeemable Non-Controlling Interest)	Total Stockholders’ Equity
Balance at December 31, 2023	65,450,799	$654	$36,527	$538,903	$18,209	$4,115	$598,408
Share-based compensation recognized	—	—	7,349	—	—	—	7,349
Repurchase of common stock	(1,516,793)	(15)	(30,943)	(39,042)	—	—	(70,000)
Restricted stock units delivered	474,953	5	(9,761)	—	—	—	(9,756)
Net income (loss)	—	—	—	16,497	—	(110)	16,387
Cash dividends on common stock, $0.05 per share	—	—	—	(3,273)	—	—	(3,273)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(3,172)	—	—	—	(3,172)
Excise tax on repurchase of common stock	—	—	—	(550)	—	—	(550)
Other comprehensive loss	—	—	—	—	(24,131)	(23)	(24,154)
Balance at March 31, 2024	64,408,959	$644	$—	$512,535	$(5,922)	$3,982	$511,239
Share-based compensation recognized	—	—	7,660	—	—	—	7,660
Restricted stock units delivered	37,252	—	(69)	—	—	—	(69)
Net income (loss)	—	—	—	31,383	—	(73)	31,310
Cash dividends on common stock, $0.05 per share	—	—	—	(3,220)	—	—	(3,220)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	3,186	—	—	—	3,186
Reversal of excise tax on repurchase of common stock	—	—	—	550	—	—	550
Other comprehensive loss	—	—	—	—	(63,317)	(264)	(63,581)
Balance at June 30, 2024	64,446,211	$644	$10,777	$541,248	$(69,239)	$3,645	$487,075
Share-based compensation recognized	—	—	7,378	—	—	—	7,378
Repurchase of common stock	(841,453)	(8)	(12,285)	—	—	—	(12,293)
Restricted stock units delivered	4,364	—	(82)	—	—	—	(82)
Net income (loss)	—	—	—	24,678	—	(84)	24,594
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,199)	—	—	(3,199)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(709)	—	—	—	(709)
Other comprehensive income (loss)	—	—	—	—	3,416	(8)	3,408
Balance at September 30, 2024	63,609,122	$636	$5,079	$562,727	$(65,823)	$3,553	$506,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$107,524	$74,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,217	101,051
Amortization of debt issue costs and accretion of discount	2,770	3,576
Operating lease amortization	5,373	5,340
Provision (release) for expected credit losses and sundry losses	9,455	(476)
Deferred tax benefit	(18,944)	(20,275)
Share-based compensation	22,194	22,387
Gain on sale of equity securities	—	(2,599)
Earnings of equity investees	(4,290)	(3,266)
Dividend received from equity method investee	3,861	3,364
(Gain) loss on foreign currency remeasurement	(455)	3,164
Other, net	821	189
(Increase) decrease in assets:
Accounts receivable, net	(19,332)	(838)
Prepaid expenses and other assets	(10,890)	(1,791)
Other long-term assets	3,160	3,247
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(18,249)	(12,046)
Income tax payable	(2,366)	2,359
Contract liability	(9,690)	12,038
Operating lease liabilities	(5,626)	(5,341)
Other long-term liabilities	6,468	702
Total adjustments	49,477	110,785
Net cash provided by operating activities	157,001	184,897
Cash flows from investing activities
Additions to software and other intangible assets	(50,905)	(48,778)
Property and equipment acquired	(17,020)	(21,050)
Acquisition of available-for-sale debt securities	(1,782)	—
Investment in equity investee	—	(2,000)
Proceeds from maturities of available-for-sale debt securities	1,000	370
Proceeds from sale of equity securities	—	6,128
Other investing activities, net	(896)	(132)
Net cash used in investing activities	(69,603)	(65,462)
Cash flows from financing activities
Acquisition of redeemable non-controlling interest	(5,167)	—
Withholding taxes paid on share-based compensation	(8,942)	(9,907)
Borrowings under Revolving Facility	150,000	—
Dividends paid	(9,582)	(9,692)
Repurchase of common stock	(3,691)	(82,293)
Repayment of long-term debt	(17,900)	(17,900)
Repayment of other financing agreements	(4,478)	(7,046)
Settlement activity, net	(8,167)	209
Other financing activities, net	(2,958)	(3,652)
Net cash provided by (used in) financing activities	89,115	(130,281)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	16,817	(6,596)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash included in settlement assets	193,330	(17,442)
Cash, cash equivalents, restricted cash and cash included in settlement assets at the beginning of the period	314,649	343,724
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$507,979	$326,282

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

Recently issued accounting pronouncements not adopted

In May 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-03 Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity to update Business Combinations (Topic 805) and Consolidation (Topic 810). The amendments in this update require an entity involved in an acquisition transaction that include an exchange of equity interests when the acquiree is a variable interest entity to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures and will apply the updated guidance upon the effective date.

In May 2025, the FASB issued ASU 2025-04 Clarifications to Share-Based Consideration Payable to a Customer amending Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendment updates the master glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions that are based on the volume or monetary amount of a customer’s purchases of goods or services. The revised definition also incorporates performance targets based on purchases made by other parties that purchase the Company’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the Company’s own operations. The amendments in this update are effective for fiscal years beginning after December 15, 2026. The amendments in this update permit a company to apply the new guidance on either a modified retrospective or a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures and will apply the updated guidance upon the effective date.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update provides a practical expedient for all entities to simplify the estimation of expected credit losses for current accounts receivable and contract assets arising from revenue transactions under ASC 606. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the asset when developing reasonable and supportable forecasts. The update is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures and will apply the updated guidance upon the effective date.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update introduces a principles-based capitalization model that replaces the previous stage-based guidance. Under the new model, capitalization of internal-use software costs begins when management authorizes and commits to funding the project, and it is probable the software will be completed and used as intended. The update also consolidates guidance for website development costs previously included in ASC 350-50 into ASC 350-40, and clarifies that the guidance applies to both on-premise and cloud-based software. The ASU is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures and will apply the updated guidance upon the effective date.

Note 2 – Business Acquisition

On October 31, 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Grandata, Inc ("Grandata"). Grandata is a data analytics company operating in Mexico that specializes in leveraging behavioral data to provide credit risk insights, with a focus on underbanked populations. The aggregate purchase price was $33.3 million and the acquisition enhances the Company's existing product offerings. The Company accounted for this transaction as a business combination and, in accordance with ASC 805-10-25-15, the Company is allowed a period, not to exceed 12 months from the acquisition date, to adjust the provisional amounts recognized for a business combination. The purchase price allocation is as follows:

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

The Company accounted for this transaction as a business combination and, in accordance with ASC 805-10-25-15, the Company is allowed a period, not to exceed 12 months from the acquisition date, to adjust the provisional amounts recognized for a business combination. The Company received net assets with a value of $0.3 million and identified intangible assets other than goodwill for which a portion of the purchase price must be allocated. The purchase price was allocated to the following intangible assets: $4.4 million to customer relationships and $0.4 million to trademarks. Goodwill in connection with this transaction is approximately $7.4 million, after recording deferred tax liabilities of approximately $1.4 million in connection with the intangible assets recognized.

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

The results of operations for both Grandata and Nubity were not material to the Company's unaudited condensed consolidated statement of income and comprehensive income (loss) for the quarter and nine-month period ended September 30, 2025.

Note 3 – Property and Equipment, net

Property and equipment, net consisted of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2025	December 31, 2024
Buildings	30	$2,209	$2,105
Data processing equipment	3 - 5	203,763	189,172
Furniture and equipment	3 - 10	11,479	10,413
Leasehold improvements	5 -10	5,469	5,059
		222,920	206,749
Less - accumulated depreciation and amortization		(161,255)	(146,185)
Depreciable assets, net		61,665	60,564
Land		1,519	1,495
Property and equipment, net		$63,184	$62,059

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2025 amounted to $5.5 million and $16.5 million, compared to $5.8 million and $16.9 million for the corresponding periods in 2024.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows (see Note 15):

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2024	$160,972	$387,798	$138,121	$40,010	$726,901
Measurement period adjustment for prior year acquisitions	—	519	—	—	519
Foreign currency translation adjustments	—	52,251	—	—	52,251
Balance at September 30, 2025	$160,972	$440,568	$138,121	$40,010	$779,671

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. As of August 31, 2025, the Company performed a qualitative assessment for all the Company's reporting units. For the corresponding period in 2024 a quantitative assessment was performed for the Latin America Payments and Solutions reporting unit and a qualitative assessment for the Payments Services - Puerto Rico & Caribbean, Merchant Acquiring, net and Business Solutions reporting units. No impairment losses were recognized for the periods ended September 30, 2025 or 2024.

The carrying amount of other intangible assets at September 30, 2025 and December 31, 2024 was as follows:

		September 30, 2025
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$558,913	$(401,973)	$156,940
Trademarks	3 - 15	90,609	(56,734)	33,875
Software packages	3 - 10	569,719	(314,961)	254,758
Non-compete agreement	5	3,691	(1,321)	2,370
Other intangible assets, net		$1,222,932	$(774,989)	$447,943

		December 31, 2024
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$533,203	$(374,474)	$158,729
Trademarks	3 - 15	84,008	(48,204)	35,804
Software packages	3 - 10	515,404	(281,550)	233,854
Non-compete agreement	5	3,194	(696)	2,498
Other intangible assets, net		$1,135,809	$(704,924)	$430,885

Amortization expense related to other intangibles for the three and nine months ended September 30, 2025 amounted to $22.9 million and $68.7 million, compared to $27.9 million and $84.2 million for the corresponding periods in 2024.

The estimated amortization expense of the other intangible balances outstanding at September 30, 2025, for the remainder of 2025 and the years thereafter is as follows:

(In thousands)
Remaining 2025	$21,845
2026	96,242
2027	85,055
2028	67,260
2029	50,328
Thereafter	127,213

Note 5 – Debt and Short-Term Borrowings

Debt at September 30, 2025 and December 31, 2024 was as follows:

(In thousands)	September 30, 2025	December 31, 2024
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$409,475	$426,602
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(3))	523,535	522,327
Revolving Facility(4)	150,000	—
Deferred consideration from business combinations	6,681	9,895
Note payable due on September 1, 2030(1)	6,060	6,519
Total debt	$1,095,751	$965,343

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0.00% plus applicable margin of 1.75% at September 30, 2025 and 2.00% at December 31, 2024.
(3)Subject to a SOFR floor of 0.50% plus applicable margin of 2.25% at September 30, 2025 and 2.75% at December 31, 2024.
(4)Subject to a Prime rate of 7.25% plus applicable margin of 0.75% at September 30, 2025.

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for a $415.0 million term loan A facility (the “TLA Facility”) that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027 (the “Credit Agreement”). On October 30, 2023, EVERTEC and EVERTEC Group entered into a first amendment to the Credit Agreement with a syndicate of lenders and Truist, as administrative agent and collateral agent, providing for (i) additional term A loans in the amount of $60.0 million and a new tranche of term loan B commitments in the amount of $600.0 million maturing October 30, 2030 (the “TLB Facility”). On May 16, 2024, November 26, 2024 and August 12, 2025, EVERTEC and EVERTEC Group entered into second, third and fourth amendments to its Credit Agreement, each providing for a pricing reduction to its TLB Facility. Unless otherwise indicated, the terms and conditions detailed below apply to both TLA Facility and TLB Facility (together, the “Term Loan Facilities”).

At September 30, 2025, the unpaid principal balance of the TLA Facility and TLB Facility were $411.7 million and $540.0 million, respectively. At September 30, 2025 the outstanding balance of the Revolving Facility was $150.0 million and the additional borrowing capacity was $43.9 million, considering outstanding letters of credit. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At September 30, 2025 and December 31, 2024, the unpaid principal balance of these agreements amounted to $6.7 million and $9.9 million, respectively. Obligations bear interest at rates ranging from 6.2% to 13.0% with maturities ranging from October 2025 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheets.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest rate of 6.9%. As of September 30, 2025, the outstanding principal balance of the note payable on a discounted basis was $6.1 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income (loss).

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At September 30, 2025, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was a liability of $5.2 million. At December 31, 2024, the carrying amount of the derivatives was an asset of $4.3 million and a liability of $1.4 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2025, the Company reclassified gains of $0.8 million and $2.3 million, from accumulated other comprehensive income (loss) into interest expense compared to gains of $2.5 million and $6.6 million for the corresponding periods in 2024. Based on expected SOFR rates, the Company expects to reclassify gains of $2.2 million from accumulated other comprehensive income (loss) into interest expense over the next 12 months.
Note 6 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
(In thousands)	Level 2	Level 3	Measured at NAV	Total	Level 2	Level 3	Measured at NAV	Total
Financial assets:
Debt securities AFS	$2,595	$—	$—	$2,595	$1,807	$—	$—	$1,807
Equity securities	—	—	6,250	6,250	—	—	4,976	4,976
Interest rate swaps	—	—	—	—	4,338	—	—	4,338
Financial liabilities:
Interest rate swaps	5,155	—	—	5,155	1,351	—	—	1,351

Debt Securities Available for Sale ("AFS")

Costa Rica government obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. During the nine month period ended September 30, 2025, $1.0 million in debt securities matured and the Company purchased $1.8 million. No debt securities were sold during the nine month period ended September 30, 2025. During the nine-month period ended September 30, 2024, debt securities amounting to $0.4 million matured, while none were purchased or sold. A provision for credit losses was not required for either September 30, 2025 or 2024. The current portion of debt securities, if any, is included as part of prepaid and other assets on the unaudited condensed consolidated balance sheets.

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

Equity Securities Measured at Net Asset Value (NAV)

At September 30, 2025 and 2024, the Company holds mutual funds classified as equity securities on the Company's unaudited condensed consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value and estimated fair value for financial instruments at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	$409,475	$411,704	$426,602	$433,890
2030 Term B Loan Facility	$523,535	$540,000	$522,327	$545,400
Revolving Facility	$150,000	$150,000	$—	$—

The fair value of the term loans and the revolving facility at September 30, 2025 and December 31, 2024 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheet.

Note 7 – Redeemable Noncontrolling Interests

At September 30, 2025, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option.

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

Given certain provisions within the option contracts, the Company has classified the RNCI as mezzanine equity on the Company's unaudited condensed consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI:

(In thousands)	Redeemable noncontrolling interests
	September 30, 2025	December 31, 2024
Beginning balance	$43,460	$36,968
Net income attributable non-controlling interests	1,845	2,535
Acquisition of shares from non-controlling interest	(7,276)	—
Adjustment of redeemable non-controlling interests to redemption value	3,241	6,596
Dividends declared on redeemable non-controlling interests	—	(2,898)
Distributions from redeemable non-controlling interests	—	(294)
Foreign currency translation adjustments	12	553
Ending balance	$41,282	$43,460

During the nine month period ended September 30, 2025, the Company purchased the remaining interest of approximately 40% in Homie Do Brasil Informatica. This transaction did not result in a change in control and was accounted for as an equity transaction, with a $1.0 million increase to additional paid-in capital reflected on the Company's unaudited condensed consolidated balance sheet for the difference between the carrying value of the redeemable noncontrolling interest at the date of purchase and the consideration paid. The payment of $5.2 million for the acquisition of the redeemable noncontrolling interest is classified as financing activity within the unaudited condensed consolidated statements of cash flows.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the nine months ended September 30, 2025:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities AFS	Total
Balance - December 31, 2024, net of tax	$(138,004)	$3,262	$19	$(134,723)
Other comprehensive income (loss) before reclassifications	92,799	(4,202)	15	88,612
Effective portion reclassified to net income	—	(2,263)	—	(2,263)
Balance - September 30, 2025, net of tax	$(45,205)	$(3,203)	$34	$(48,374)

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

The following table summarizes nonvested RSUs activity for the nine months ended September 30, 2025:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2024	2,004,264	$38.71
Granted	856,615	39.13
Vested	(707,788)	39.71
Forfeited	(99,812)	38.92
Nonvested at September 30, 2025	2,053,279	$38.57

For the three and nine months ended September 30, 2025, the Company recognized $7.7 million and $22.2 million of share-based compensation expense, compared with $7.4 million and $22.4 million for the corresponding period in 2024.

As of September 30, 2025, the maximum unrecognized cost for RSUs was $46.8 million. The cost is expected to be recognized over a weighted average period of 2.0 years.

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

	Three months ended September 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$53	$1,918	$—	$2,173	$4,144
Products and services transferred over time	36,687	81,497	46,753	59,506	$224,443
	$36,740	$83,415	$46,753	$61,679	$228,587

	Three months ended September 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$42	$1,258	$—	$766	$2,066
Products and services transferred over time	34,645	69,310	45,437	60,337	209,729
	$34,687	$70,568	$45,437	$61,103	$211,795

	Nine months ended September 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$134	$5,616	$—	$7,766	$13,516
Products and services transferred over time	112,036	235,744	141,694	183,996	673,470
	$112,170	$241,360	$141,694	$191,762	$686,986

	Nine months ended September 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$152	$2,811	$—	$4,894	$7,857
Products and services transferred over time	103,292	207,414	133,855	176,673	621,234
	$103,444	$210,225	$133,855	$181,567	$629,091

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended September 30, 2025 and 2024 was approximately 29% and 32%, respectively. For the nine months ended September 30, 2025 and 2024 this percentage was approximately 30% and 31%, respectively. Accounts receivable from Popular at September 30, 2025 and December 31, 2024 amounted to $39.0 million and $37.5 million, respectively.

Contract Balances

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the Company become unconditional (i.e., the Company has a present right to payment). Contract assets at September 30, 2025 and December 31, 2024 amounted to $14.6 million and $11.4 million, respectively. The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Contract liability and Contract liability- long term, at September 30, 2025 amounted to $22.9 million and $48.9 million, respectively. Contract liability and Contract liability- long term, at December 31, 2024 amounted to $25.3 million and $55.0 million, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees invoiced in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the sale to Popular Transaction in fiscal year 2022. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the three and nine month period ended September 30, 2025, the Company recognized revenue of $5.4 million and $23.8 million, respectively that was included in the contract liability at December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized revenue of $6.2 million and $21.3 million, respectively, that was included in the contract liability at December 31, 2023.

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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2025 was $724.8 million, which is expected to be recognized over the next 5 to 7 years.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables for the nine months ended September 30, 2025 and the year ended December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Balance at beginning of period	$2,856	$4,010
Current period provision for expected credit losses	82	921
Write-offs	(322)	(2,088)
Recoveries of amounts previously written-off	3	13
Balance at end of period	$2,619	$2,856

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

Note 12 – Income Tax

The components of income tax expense for the three and nine months ended September 30, 2025 and 2024, respectively, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Current tax provision	$8,187	$8,658	$27,119	$23,375
Deferred tax benefit	(8,218)	(6,951)	(18,944)	(20,275)
Income tax (benefit) expense	$(31)	$1,707	$8,175	$3,100

The Company conducts operations in Puerto Rico, the United States, and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense for the three and nine months ended September 30, 2025 and 2024, and its segregation based on location of operations:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Current tax provision
Puerto Rico	$1,713	$1,575	$4,755	$3,905
United States	481	99	1,299	228
Foreign countries	5,993	6,984	21,065	19,242
Total current tax provision	$8,187	$8,658	$27,119	$23,375
Deferred tax benefit
Puerto Rico	$(3,445)	$(3,659)	$(9,704)	$(10,984)
United States	(48)	(2)	(176)	—
Foreign countries	(4,725)	(3,290)	(9,064)	(9,291)
Total deferred tax benefit	$(8,218)	$(6,951)	$(18,944)	$(20,275)

Taxes payable to foreign countries by EVERTEC’s subsidiaries are paid by such subsidiary and the corresponding liability and expense is presented in EVERTEC’s unaudited condensed consolidated financial statements.

As of September 30, 2025, the Company had $192.5 million of unremitted earnings from foreign subsidiaries, compared to $165.2 million as of December 31, 2024. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested.

As of September 30, 2025, the gross deferred tax asset amounted to $98.4 million and the gross deferred tax liability amounted to $87.2 million, compared to $74.3 million and $79.9 million, respectively, as of December 31, 2024. As of September 30, 2025, and December 31, 2024, there is a valuation allowance against the gross deferred tax asset of approximately $6.0 million and $5.3 million, respectively.

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

Income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	Nine months ended September 30,
(In thousands)	2025	2024
Computed income tax at statutory rates	$43,389	$28,954
Differences in tax rates due to multiple jurisdictions	1,644	3,832
Effect of income subject to tax-exemption grant	(37,482)	(28,926)
Unrecognized tax expense	(65)	(1,098)
Excess tax benefits on share-based compensation	176	(494)
Other, net	513	832
Income tax expense	$8,175	$3,100

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and the denominator of net income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2025	2024	2025	2024
Net income available to EVERTEC, Inc.’s common shareholders	$32,861	$24,678	$106,029	$72,558
Weighted average common shares outstanding	63,982,424	63,944,132	63,917,639	64,512,868
Weighted average potential dilutive common shares (1)	783,876	774,997	774,902	804,080
Weighted average common shares outstanding - assuming dilution	64,766,300	64,719,129	64,692,541	65,316,948
Net income per common share - basic	$0.51	$0.39	$1.66	$1.12
Net income per common share - diluted	$0.51	$0.38	$1.64	$1.11

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 20, 2025, May 2, 2025, and July 24, 2025, respectively the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 21, 2025, June 6, 2025, and September 5, 2025, respectively to stockholders of record as of March 3, 2025, May 13, 2025 and August 4, 2025, respectively.

Note 14 – Commitments and Contingencies

As previously disclosed in the Company's Current Report on Form 8-K, dated September 2, 2025, on August 29, 2025, Sinqia, a Brazilian subsidiary of EVERTEC, identified unauthorized activity in its environment of the Brazilian Central Bank (“BCB”) real-time payment system known as Pix. In response, Sinqia promptly halted transaction processing, engaged external cybersecurity forensic experts, and notified relevant authorities and affected customers. The incident was limited to business-to-business financial transactions involving two financial institution customers. On September 15, 2025 Sinqia received authorization from the BCB to resume Pix operations. Sinqia's Pix environment is currently operational and all customers are utilizing the system.

The Company has recorded estimated liabilities associated with potential contractual claims related to client losses and for expenses incurred by the Company in connection with legal fees, forensic analysis and other professional services.

In addition to the Pix incident in Brazil, EVERTEC is a defendant in a number of legal proceedings arising in the ordinary course of business. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has also identified other claims in which a loss may be incurred, but in the aggregate the loss would be inconsequential. For other claims, where the proceedings are in an initial phase, the Company is unable to estimate the range of possible loss, if any, at this time, but management believes that any loss related to such claims will not be material.

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

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated:

	Three Months Ended September 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$36,740	$83,415	$46,753	$61,679	$228,587
Intersegment revenues	18,504	6,963	—	—	25,467
Total segment revenues(1)	55,244	90,378	46,753	61,679	254,054
Less: Other segment items(2)	(25,370)	(65,952)	(28,142)	(36,579)	(156,043)
Segment Adjusted EBITDA	$29,874	$24,426	$18,611	$25,100	$98,011

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.   Intersegment revenue eliminations predominantly reflect the $14.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $7.0 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $3.6 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)For each reportable segment, other segment items category includes: cost of revenues and selling, general and administrative expenses, exclusive of depreciation and amortization. These amounts are adjusted to exclude certain items such as: share-based compensation costs, severance payments, foreign currency remeasurement for assets and liabilities in non-functional currency, and expenses from other transactions as defined in the Credit Agreement to determine Segment Adjusted EBITDA.

	Three Months Ended September 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$34,687	$70,568	$45,437	$61,103	$211,795
Intersegment revenues	18,068	5,461	—	—	23,529
Total segment revenues(1)	52,755	76,029	45,437	61,103	235,324
Less: Other segment items(2)	(24,403)	(55,289)	(27,210)	(35,599)	(142,501)
Segment Adjusted EBITDA	28,352	20,740	18,227	25,504	92,823

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.  Intersegment revenue eliminations predominantly reflect the $14.4 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $5.5 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $3.7 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)For each reportable segment, other segment items category includes: cost of revenues and selling, general and administrative expenses, exclusive of depreciation and amortization. These amounts are adjusted to exclude certain items such as: share-based compensation costs, severance payments, equity investment income net of dividends received, foreign currency remeasurement for assets and liabilities in non-functional currency, and expenses from other transactions as defined in the Credit Agreement to determine Segment Adjusted EBITDA.

	Nine months ended September 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$112,170	$241,360	$141,694	$191,762	$686,986
Intersegment revenues	54,652	18,848	—	—	73,500
Total segment revenues(1)	166,822	260,208	141,694	191,762	760,486
Less: Other segment items(2)	(72,482)	(187,537)	(82,722)	(118,419)	(461,160)
Segment Adjusted EBITDA	94,340	72,671	58,972	73,343	299,326

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.  Intersegment revenue eliminations predominantly reflect the $44.1 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $18.8 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $10.6 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)For each reportable segment, other segment items category includes: cost of revenues and selling, general and administrative expenses, exclusive of depreciation and amortization. These amounts are adjusted to exclude certain items such as: share-based compensation costs, severance payments, foreign currency remeasurement for assets and liabilities in non-functional currency, and expenses from other transactions as defined in the Credit Agreement to determine Segment Adjusted EBITDA.

	Nine months ended September 30, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$103,444	$210,225	$133,855	$181,567	$629,091
Intersegment revenues	56,541	14,689	—	—	71,230
Total segment revenues(1)	159,985	224,914	133,855	181,567	700,321
Less: Other segment items(2)	(69,923)	(170,377)	(81,160)	(103,255)	(424,715)
Segment Adjusted EBITDA	90,062	54,537	52,695	78,312	275,606

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis. Intersegment revenue eliminations predominantly reflect the $43.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $14.7 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $13.4 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)For each reportable segment, other segment items category includes: cost of revenues and selling, general and administrative expenses, exclusive of depreciation and amortization. These amounts are adjusted to exclude certain items such as: share-based compensation costs, severance payments, equity investment income net of dividends received, foreign currency remeasurement for assets and liabilities in non-functional currency, and expenses from other transactions as defined in the Credit Agreement to determine Segment Adjusted EBITDA.

The reconciliation of Segment Adjusted EBITDA to consolidated income before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Segment Adjusted EBITDA	$98,011	$92,823	$299,326	$275,606
Elimination of intersegment revenues	(25,467)	(23,529)	(73,500)	(71,230)
Other corporate expenses(1)	20,069	18,095	48,789	47,242
Compensation and benefits(2)	(8,319)	(7,595)	(27,727)	(23,186)
Transaction, refinancing and other fees(3)	(7,723)	(1,176)	(7,347)	(165)
Earnings of equity method investments, net of dividends received	(2,129)	(1,929)	815	238
(Loss) gain on foreign currency remeasurement(4)	(60)	(1,112)	455	(3,164)
Interest income	4,016	3,696	10,346	10,274
Interest expense	(16,534)	(18,704)	(50,241)	(57,352)
Depreciation and amortization	(28,435)	(33,660)	(85,217)	(101,051)
Income before income taxes	$33,429	$26,909	$115,699	$77,212

(1)The other corporate expenses category consists of corporate overhead expenses and other non-operating expenses that are not included in the reportable segment, as well as intersegment eliminations.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with transactions as defined in the Credit Agreement and the elimination of unrealized earnings from equity investments, net of dividends received, and multi-year non recurring gains recognized in connection with the sale of tax credits.
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

Note 16 – Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information is as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$47,477	$55,024
Cash paid for income taxes	27,555	17,917
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	7,387	5,129
Right-of-use assets obtained in exchange for operating lease liabilities	2,219	2,925
Non-cash investing activities
Capital contribution in-kind to investment in equity investee	—	6,000
Trade-in of equipment	—	2,193

Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

	September 30,
(In thousands)	2025	2024
Cash and cash equivalents	$474,738	$275,359
Restricted cash	24,998	25,663
Cash and cash equivalents included in settlement assets	8,243	25,260
Cash, cash equivalents, restricted cash and cash included in settlement assets	507,979	326,282

Note 17 – Subsequent Events

On October 1, 2025, Evertec Brasil Informática S.A. (“Evertec BR”), a wholly-owned subsidiary of EVERTEC, Inc., completed the previously announced purchase of 75% of the share capital of Tecnobank Tecnologia Bancária S.A. (“Tecnobank”). Tecnobank is a leading fintech vendor in Brazil’s digital vehicle financing contract registration sector. The aggregate purchase price for the shares was BRL$787 million or approximately USD$148 million. This transaction enhances the Company's existing product offerings.

On October 23, 2025, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on December 5, 2025 to stockholders of record as of the close of business on November 3, 2025. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2025 and 2024 and (ii) the financial condition as of September 30, 2025. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2025 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year Master Service Agreement ("MSA"), and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including obtaining a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (as amended, the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and for the nine months ended September 30, 2025 approximately 30% of our revenues were generated from this relationship.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three months ended September 30,
In thousands	2025	2024	Variance

Revenues	$228,587	$211,795	$16,792	8%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	124,742	102,497	22,245	22%
Selling, general and administrative expenses	37,678	34,097	3,581	11%
Depreciation and amortization	28,435	33,660	(5,225)	(16)%
Total operating costs and expenses	190,855	170,254	20,601	12%
Income from operations	$37,732	$41,541	$(3,809)	(9)%

Revenues

Total revenue for the three months ended September 30, 2025 was $228.6 million, an increase of 8% compared with $211.8 million in in the prior year quarter driven by organic growth across all of the Company's segments and the contribution from the acquisitions completed in the fourth quarter of 2024. Merchant acquiring revenue benefited from higher sales volume and higher non-transactional revenues, partially offset by a slight decrease in spread. Payments Puerto Rico revenue benefited from ATH Movil transaction and sales volume growth, primarily in the ATH Business. Latin America revenue benefited from strong performance in Brazil, continued organic growth across the entire region and the contribution from acquisitions completed in the prior year. Business Solutions revenue increased as a result of projects completed during the quarter and an increase in hardware sales.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2025 amounted to $124.7 million, an increase of $22.2 million or 22% when compared to the same period in the prior year. This increase was primarily related to the accrual associated with potential contractual claims related to client losses from the Pix incident in Brazil, increases in software maintenance expense, cloud expenses, and an increase in personnel costs, partially due to the increased headcount from acquisitions completed in the fourth quarter of the prior year and higher professional services related to strategic projects.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 amounted to $37.7 million, an increase of $3.6 million or 11% when compared to the same period in the prior year. This increase was primarily related to the accrual of professional services related to the Pix incident in Brazil as well as increases in personnel costs and equipment expenses mainly related to cloud services.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2025 amounted to $28.4 million, a decrease of $5.2 million or 16% when compared to the same period in the prior year. The decrease was primarily driven by intangible assets that became fully amortized during the prior year.

Non-Operating Expenses

	Three months ended September 30,
In thousands	2025	2024	Variance

Interest income	$4,016	$3,696	$320	9%
Interest expense	(16,534)	(18,704)	2,170	(12)%
Loss on foreign currency remeasurement	(60)	(1,112)	1,052	(95)%
Earnings from equity investees	1,346	1,099	247	22%
Other income, net	6,929	389	6,540	1,681%
Total non-operating expenses	$(4,303)	$(14,632)	$10,329	(71)%

Non-operating expenses for the three months ended September 30, 2025 decreased by $10.3 million to $4.3 million when compared to the same period in the prior year. The decrease was mainly related to a $6.5 million increase in other income, net, mainly related to the $5.7 million net gain on the sale of tax credits, a decrease in interest expense of $2.2 million driven by lower interest rates and repricing of our debt completed during the year coupled with a decrease in foreign currency remeasurement loss of $1.1 million in the current year quarter.

Income Tax Expense

	Three months ended September 30,
In thousands	2025	2024	Variance
Income tax (benefit) expense	$(31)	$1,707	$(1,738)	(102)%

Income tax expense in the prior year amounted to $1.7 million compared to a modest income tax benefit for the three months ended September 30, 2025. The effective tax rate for the period was (0.1)%, compared with 6.3% in the prior year period. The decrease in the effective tax rate was primarily attributed to incremental tax deductions associated with potential contractual claims related to client losses from the Pix incident in Brazil, as well as the recognition of a non-taxable gain from the sale of tax credits during the quarter. These benefits were partially offset by the growth in Latin America jurisdictions, which have higher tax rates, and the lower interest expense driven by the repricing of the Company’s debt.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine months ended September 30,
In thousands	2025	2024	Variance

Revenues	$686,986	$629,091	$57,895	9%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	349,411	302,426	46,985	16%
Selling, general and administrative expenses	108,992	107,910	1,082	1%
Depreciation and amortization	85,217	101,051	(15,834)	(16)%
Total operating costs and expenses	543,620	511,387	32,233	6%
Income from operations	$143,366	$117,704	$25,662	22%

Revenues

Total revenue for the nine months ended September 30, 2025 was $687.0 million, an increase of 9% compared with $629.1 million in the prior year period. Merchant acquiring revenue benefited from the positive impact from sales volume growth. Payments Puerto Rico revenue growth was driven by the same factors explained above for the quarter. Latin America revenues were positively impacted by the contribution from acquisitions completed in the prior year, continued organic growth across the region, and the benefit from pricing initiatives. Business Solutions revenue increased as a result of projects completed throughout the current quarter and prior year and an increase in hardware and software sales.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the nine months ended September 30, 2025 amounted to $349.4 million, an increase of $47.0 million or 16% when compared to the same period in the prior year. This increase was primarily related to the accrual associated with potential contractual claims related to client losses from the Pix incident in Brazil, an increase in cost of sales, an increase in personnel costs, partially due to acquisitions completed in the fourth quarter of the prior year coupled with higher professional services related to strategic projects and an increase in cloud services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 amounted to $109.0 million, an increase of $1.1 million or 1% when compared to the same period in the prior year. This increase was mainly driven by an increase in personnel costs as well as an increase in equipment expenses mainly related to cloud services partially offset by lower professional fees.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2025 amounted to $85.2 million, a decrease of $15.8 million or 16% when compared to the same period in the prior year. The decrease was primarily driven by the same factors explained above for the quarter.

Non-Operating Expenses

	Nine months ended September 30,
In thousands	2025	2024	Variance

Interest income	$10,346	$10,274	$72	1%
Interest expense	(50,241)	(57,352)	7,111	(12)%
Gain (loss) on foreign currency remeasurement	455	(3,164)	3,619	(114)%
Earnings from equity investees	4,290	3,266	1,024	31%
Other income, net	7,483	6,484	999	15%
Total non-operating expenses	$(27,667)	$(40,492)	$12,825	(32)%

Non-operating expenses for the nine months ended September 30, 2025 decreased by $12.8 million to $27.7 million when compared to the same period in the prior year. The decrease was mainly related to a decrease in interest expense of $7.1 million driven by a lower interest rates and repricing of our debt completed in the prior and current year, a $5.7 million net gain on the sale of tax credits partially offset by prior year which included realized gains of $3.7 million from changes in fair value of equity securities, and a decrease in foreign currency remeasurement losses of $3.6 million, as the current year has a gain compared with losses in the prior year.

Income Tax Expense

	Nine months ended September 30,
In thousands	2025	2024	Variance
Income tax expense	$8,175	$3,100	$5,075	164%

Income tax expense for the nine months ended September 30, 2025 amounted to $8.2 million, compared to $3.1 million in the prior year. The effective tax rate for the period was 7.1%, compared with 4.0% in the prior year period. The increase in the effective tax rate was primarily driven by growth in Latin America jurisdictions, which have higher tax rates, lower interest expense driven by the repricing of the Company’s debt, a non-recurring discrete item recorded during the current year, and the reversal during the prior year of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation. These were partially offset by the incremental tax deductions associated with potential contractual claims related to client losses from the Pix incident in Brazil and the recognition of a non-taxable gain from the sale of tax credits during the quarter.

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

Comparison of the three months ended September 30, 2025 and 2024

Payment Services - Puerto Rico & Caribbean

	Three months ended September 30,
In thousands	2025	2024
Revenues	$55,244	$52,755
Segment Adjusted EBITDA	29,874	28,352
Segment Adjusted EBITDA Margin	54.1%	53.7%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended September 30, 2025 increased by $2.5 million to $55.2 million when compared to the same period in the prior year. The increase in revenues was primarily driven by ATH Movil transactions and sales volume growth, mainly in ATH Business, as well as POS transaction growth. Segment Adjusted EBITDA increased by $1.5 million to $29.9 million, driven by revenue growth, coupled with lower infrastructure and maintenance expenses.

Latin America Payments and Solutions

	Three months ended September 30,
In thousands	2025	2024
Revenues	$90,378	$76,029
Segment Adjusted EBITDA	24,426	20,740
Segment Adjusted EBITDA Margin	27.0%	27.3%

Latin America Payments and Solutions segment revenues for the three months ended September 30, 2025 increased by $14.3 million to $90.4 million when compared to the same period in the prior year, driven by the strong performance in Brazil, the continued organic growth across the entire region and the contribution from acquisitions completed in the fourth quarter of 2024, which are contributing at a higher margin, partially offset by the impact from foreign currency exchange and client attrition. Segment Adjusted EBITDA increased by $3.7 million primarily driven by the increase in revenues partially offset by the impact of the one-time $1.8 million adjustment for GetNet Chile in the prior year which was 100% accretive to margin.

Merchant Acquiring

	Three months ended September 30,
In thousands	2025	2024
Revenues	$46,753	$45,437
Segment Adjusted EBITDA	18,611	18,227
Segment Adjusted EBITDA Margin	39.8%	40.1%

Merchant Acquiring segment revenues for the three months ended September 30, 2025 increased by $1.3 million to $46.8 million when compared to the same period in the prior year. The revenue increase was primarily driven by sales volume and transaction growth coupled with higher non-transactional revenues, partially offset by a slight decrease in spread. Segment

Adjusted EBITDA increased by $0.4 million to $18.6 million driven by the increase in revenues, partially offset by higher processing costs.

Business Solutions

	Three months ended September 30,
In thousands	2025	2024
Revenues	$61,679	$61,103
Segment Adjusted EBITDA	25,100	25,504
Segment Adjusted EBITDA Margin	40.7%	41.7%

Business Solutions segment revenues for the three months ended September 30, 2025 increased by $0.6 million to $61.7 million as compared to the prior year period. This increase was primarily driven by projects completed in the current year and higher hardware sales, partially offset by a credit to a managed services contract. Segment Adjusted EBITDA decreased by $0.4 million as compared to the prior year period driven by an increase in hardware sales, partially offset by lower programming related expenses.

Comparison of the nine months ended September 30, 2025 and 2024

Payment Services - Puerto Rico & Caribbean

	Nine months ended September 30,
In thousands	2025	2024
Revenues	$166,822	$159,985
Segment Adjusted EBITDA	94,340	90,062
Segment Adjusted EBITDA Margin	56.6%	56.3%

Payment Services - Puerto Rico & Caribbean segment revenues for the nine months ended September 30, 2025 increased by $6.8 million to $166.8 million when compared to the same period in the prior year, primarily due to the same factors explained above for the quarter, partially offset by lower revenue from services provided to the Latin America Payments and Solutions segment. Segment Adjusted EBITDA increased by $4.3 million to $94.3 million, driven by revenue growth, which was partially offset by higher infrastructure, maintenance and programming expenses.
Latin America Payments and Solutions

	Nine months ended September 30,
In thousands	2025	2024
Revenues	$260,208	$224,914
Segment Adjusted EBITDA	72,671	54,537
Segment Adjusted EBITDA Margin	27.9%	24.2%

Latin America Payments and Solutions segment revenues for the nine months ended September 30, 2025 increased by $35.3 million to $260.2 million when compared to the same period in the prior year, driven by the same factors explained above for the quarter and non-recurring revenue recognized in the first half of the year. Segment Adjusted EBITDA increased by $18.1 million primarily driven by the same factors explained above for the quarter and a decrease in charges from the Payments Puerto Rico segment due to the decrease in transactions processed.

Merchant Acquiring

	Nine months ended September 30,
In thousands	2025	2024
Revenues	$141,694	$133,855
Segment Adjusted EBITDA	58,972	52,695
Segment Adjusted EBITDA Margin	41.6%	39.4%

Merchant Acquiring segment revenues for the nine months ended September 30, 2025 increased by $7.8 million to $141.7 million when compared to the same period in the prior year. The revenue increase was primarily driven by an improvement in sales volume growth. Segment Adjusted EBITDA increased by $6.2 million to $59.0 million driven by the increase in revenues, partially offset by processing costs as a result of higher transactions and an increase in revenue sharing expense.

Business Solutions

	Nine months ended September 30,
In thousands	2025	2024
Revenues	$191,762	$181,567
Segment Adjusted EBITDA	73,343	78,312
Segment Adjusted EBITDA Margin	38.2%	43.1%

Business Solutions segment revenues for the nine months ended September 30, 2025 increased by $10.2 million to $191.8 million as compared to the prior year period. This increase was primarily driven by projects completed in the prior and current year, an increase in hardware and software sales and an increase in consulting services. Segment Adjusted EBITDA decreased by $5.0 million as compared to the prior year period primarily due to an increase in software maintenance and cloud expenses and incremental professional fees for strategic projects.

Liquidity and Capital Resources

As of September 30, 2025, there were no material changes to our primary short-term and long-term requirements for liquidity and capital resources as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. At September 30, 2025 the outstanding balance of the Revolving Facility was $150.0 million and the additional borrowing capacity was $43.9 million, considering outstanding letters of credit. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of September 30, 2025, we had cash and cash equivalents of $474.7 million, of which $396.1 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Nine months ended September 30,
(In thousands)	2025	2024

Cash provided by operating activities	$157,001	$184,897
Cash used in investing activities	(69,603)	(65,462)
Cash provided by (used in) financing activities	89,115	(130,281)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	16,817	(6,596)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash included in settlement assets	$193,330	$(17,442)

Net cash provided by operating activities for the nine months ended September 30, 2025 was $157.0 million compared to $184.9 million for the same period in the prior year, driven by working capital requirements.

Net cash used in investing activities for the nine months ended September 30, 2025 was $69.6 million compared to $65.5 million for the same period in the prior year. This increase was primarily related to an increase of $2.1 million in additions to software and the purchase of $1.8 million in available-for-sale debt securities during the period, partially offset by lower property and equipment acquired during the period.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $89.1 million, compared with cash used of $130.3 million for the same period in the prior year. The net cash provided by financing activities reflected the impact a $150.0 million draw on the Revolving Facility in connection with the acquisition of Tecnobank, partially offset by $8.2 million in cash used in settlement activities and the acquisition of the remaining non-controlling interest in a company in Brazil for $5.2 million. Additionally the current year period reflects a decrease in share repurchases of $78.6 million as the prior year included cash used to fund the accelerated share repurchase program of $70 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the nine months ended September 30, 2025 and 2024, we invested approximately $67.9 million and $69.8 million in our capital resources, respectively. Generally, we fund capital expenditures with cash generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 20, 2025, May 2, 2025, and July 24, 2025, respectively the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which were paid on March 21, 2025, June 6, 2025, and September 5, 2025, respectively, to stockholders of record as of March 3, 2025, May 13, 2025 and August 4, 2025, respectively.

On October 23, 2025, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on December 5, 2025 to stockholders of record as of the close of business on November 3, 2025. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Financial Obligations

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for a $415.0 million term loan A facility (the “TLA Facility”) that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027 (the “Credit Agreement”). On October 30, 2023, EVERTEC and EVERTEC Group entered into a first amendment to the Credit Agreement with a syndicate of lenders and Truist, as administrative agent and collateral agent, providing for (i) additional term A loans in the amount of $60.0 million and a new tranche of term loan B commitments in the amount of $600.0 million maturing October 30, 2030 (the “TLB Facility”). On May 16, 2024, November 26, 2024 and August 12, 2025, EVERTEC and EVERTEC Group entered into second, third and fourth amendments to its Credit Agreement, each providing for a pricing reduction to its TLB Facility. Unless otherwise indicated, the terms and conditions detailed below apply to both TLA Facility and TLB Facility (together, the “Term Loan Facilities”).

At September 30, 2025, the unpaid principal balance of the TLA Facility and TLB Facility were $411.7 million and $540.0 million, respectively. At September 30, 2025 the outstanding balance of the Revolving Facility was $150.0 million and the additional borrowing capacity was $43.9 million, considering outstanding letters of credit. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At September 30, 2025 and December 31, 2024, the unpaid principal balance of these agreements amounted to $6.7 million and $9.9 million, respectively. Obligations bear interest at rates ranging from 6.2% to 13.0% with maturities ranging from October 2025 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of September 30, 2025, the outstanding principal balance of the note payable on a discounted basis was $6.1 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income (loss).

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At September 30, 2025, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was a liability of $5.2 million. At December 31, 2024, the carrying amount of the derivatives was an asset of $4.3 million and a liability of $1.4 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2025, the Company reclassified gains of $0.8 million and $2.3 million, from accumulated other comprehensive income (loss) into interest expense compared to gains of $2.5 million and $6.6 million for the corresponding periods in 2024. Based on expected SOFR rates, the Company expects to reclassify gains of $2.2 million from accumulated other comprehensive income (loss) into interest expense over the next 12 months.

Covenant Compliance

As of September 30, 2025, the total secured net leverage ratio was 1.81 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, multi-year non-recurring gains recognized in connection with the sale of tax credits, equity investment income net of dividends received, and the impact from unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Segment Adjusted EBITDA which is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and for this reason is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. See Note 15 – Segment Information for further information. The Company’s presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the secured leverage ratio. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.

Adjusted Net Income is defined as Adjusted EBITDA less: operating depreciation and amortization expense, defined as GAAP Depreciation and amortization less amortization of intangibles related to acquisitions such as customer relationships, trademarks; cash interest expense defined as GAAP interest expense, less GAAP interest income adjusted to exclude non-cash amortization of debt issue costs and premiums and accretion of discount; income tax expense which is calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for uncertain tax positions, tax true-ups, windfall from share-based compensation, unrealized gains and losses from foreign currency remeasurement, among others; and non-controlling interests, net of amortization for intangibles created as part of the purchase.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
(In thousands, except per share information)	2025	2024	2025	2024	September 30, 2025
Net income	$33,460	$25,202	107,524	74,112	$148,191
Income tax (benefit) expense	(31)	1,707	8,175	3,100	9,922
Interest expense, net	12,518	15,008	39,895	47,078	54,218
Depreciation and amortization	28,435	33,660	85,217	101,051	112,012
EBITDA	74,382	75,577	240,811	225,341	324,343
Equity loss (income) (1)	2,129	1,929	(815)	(238)	(1,847)
Compensation and benefits (2)	8,133	7,595	27,727	23,186	36,185
Transaction, refinancing and other (3)	7,907	1,176	7,347	165	2,965
Loss (Gain) on foreign currency remeasurement (4)	60	1,112	(455)	3,164	1,579
Adjusted EBITDA	92,611	87,389	274,615	251,618	363,225
Operating depreciation and amortization (5)	(16,892)	(16,293)	(50,416)	(45,732)	(66,151)
Cash interest expense, net (6)	(12,039)	(13,908)	(38,034)	(43,749)	(51,216)
Income tax expense (7)	(3,287)	(1,234)	(10,930)	(3,298)	(14,003)
Non-controlling interest (8)	(609)	(535)	(1,526)	(1,601)	(2,142)
Adjusted net income	$59,784	$55,419	$173,709	$157,238	$229,713
Net income per common share (GAAP):
Diluted	$0.51	$0.38	$1.64	$1.11
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.92	$0.86	$2.69	$2.41
Shares used in computing adjusted earnings per common share:
Diluted	64,766,300	64,719,129	64,692,541	65,316,948

1)Represents the elimination of non-cash equity earnings from our equity investments, net of dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Primarily represents fees and expenses associated with transactions as defined in the Credit Agreement, multi-year non recurring gains recognized in connection with the sale of tax credits and other non-recurring expenses.
4)Represents non-cash unrealized losses and (gains) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.
5)Represents operating depreciation and amortization expense, which excludes amounts generated as a result of merger and acquisition activity.
6)Represents interest expense, less interest income, as they appear on the unaudited condensed consolidated statements of income and comprehensive income (loss), adjusted to exclude non-cash amortization of the debt issue costs and premiums, and accretion of discount.
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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. Based upon a sensitivity analysis of our outstanding debt on September 30, 2025, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of September 30, 2025, under the secured credit facilities, would increase our annual interest expense by approximately $5.5 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of September 30, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses) in the unaudited condensed consolidated statements of income and comprehensive income (loss). For the nine months ended September 30, 2025, the Company recognized non-cash unrealized foreign currency remeasurement gains of $0.5 million compared to losses of $3.2 million for the same period in 2024. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets. As of September 30, 2025, the Company had $45.2 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive income (loss) compared with an unfavorable foreign currency translation adjustment of $138.0 million as of December 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*	Fourth Amendment to Credit Agreement, dated as of August 12, 2025, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and other persons party thereto, and Truist Bank, as administrative agent.
31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL*	Inline Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL*	Inline XBRL Taxonomy Extension Schema Document
101.CAL XBRL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+     This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: November 7, 2025	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Karla Cruz-Jusino
Karla Cruz-Jusino Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)