Form 10-K
period 2025-12-31
EVERTEC, Inc.
filed 2026-03-02
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of EVERTEC, Inc. was approximately $2,293,153,226 based on the closing price of $36.05 as of the close of business on June 30, 2025.
As of February 20, 2026, there were 61,758,703 outstanding shares of common stock of EVERTEC, Inc.
Documents Incorporated by Reference:

Specifically identified portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission (the "SEC") within 120 days after the end of the registrant's fiscal year ended December 31, 2025.

EVERTEC, Inc.
2025 Annual Report on Form 10-K

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

Words such as “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” and “plans” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” “may” and “could” or the negatives of these terms or variations of them or similar terminology are generally forward-looking in nature and not historical facts. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and may involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. Among the factors that significantly impact our business and could impact our business in the future are:

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

INDUSTRY AND MARKET DATA
This Report includes industry data that we obtained from periodic industry publications, including the 2026 World Payments Report. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable. This Report also includes market share and industry data that were prepared primarily based on management’s knowledge of the industry and industry data. Unless otherwise noted, statements as to our market share and market position relative to our competitors are approximated and based on management estimates using the above-mentioned latest-available third-party data and our internal analysis and estimates. While we are not aware of any misstatements regarding any industry data presented herein, our estimates, in particular as they relate to market share and our general expectations, involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Forward-Looking Statements and Risk Factor Summary” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Part I
Item 1. Business

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis and, (b) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC Inc.’s subsidiaries include Holdings, EVERTEC Group; EVERTEC Dominicana, SAS; Evertec Chile Holdings SpA; Evertec Chile SpA; Evertec Chile Global SpA; Evertec Chile Servicios Profesionales SpA; Paytrue S.A.; Caleidon; S.A.; Evertec Brasil Solutions Informática S.A. ("EVERTEC BR"); EVERTEC Panamá, S.A.; EVERTEC Costa Rica, S.A. (“EVERTEC CR”); Zunify Payments Ltda; EVERTEC Guatemala, S.A.; Evertec Colombia, SAS;, EVERTEC USA, LLC; OPG Technology Corp.; Evertec Placetopay, SAS ("PlacetoPay"); BBR Chile, SpA and BBR Perú, S.A.C.,(collectively "BBR"); Paysmart Pagamentos Eletronicos Ltda, Issuer Holding Ltda. and Issuer Instituição de Pagamentos Ltda (collectively "paySmart"); EVERTEC México Servicios de Procesamiento, S.A. de C.V.; Sinqia S.A.,Torq. Inovação Digital Ltda, Sinqia Tecnologia Ltda., Homie do Brasil Informática S.A., Rosk Software S.A., Lote 45 Participações S.A., and Compliasset S.A. (collectively "Sinqia"); Grandata, Inc., Grandata Mexico, S.A. de C.V., Grandata USA, Inc. and Big Data Analytics SA (collectively "Grandata"); and Nubity S.R.L., Nubity Inc., Nubity Cloud, S.A.P.I. de C.V. (collectively "Nubity") and Tecnobank Tecnologia Bancária S.A. (“Tecnobank”). Neither EVERTEC nor EVERTEC Intermediate Holdings, LLC conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.

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

For the year ended December 31, 2025, approximately 29% of our revenue was generated from our relationship with Popular. The revenue concentration with Popular makes our MSA with them our most significant client contract.

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors and Trends Affecting the Results of Our Operations—Relationship with Popular.”

Recent Acquisitions

On October 1, 2025, Evertec Brasil Informática S.A. (“Evertec BR”), a wholly-owned subsidiary of EVERTEC, Inc., completed the purchase of 75% of the share capital of Tecnobank Tecnologia Bancária S.A. (“Tecnobank”). Tecnobank is a leading fintech vendor in Brazil’s digital vehicle financing contract registration sector.

We plan on leveraging our existing client base to accelerate the growth of this acquisition similar to what we have been able to do with other business acquisitions.

Industry Trends

Accelerated Shift to Digital Payment Methods

In recent years, consumer preference has accelerated its shift away from cash and paper payment methods, noting increased demand for omni-channel payment services that facilitate cashless and contactless transactions. The ongoing migration to digital payment methods continues to benefit the transaction-processing industry globally. Technologies such as contactless payments, QR codes, tap-on-phone, mobile commerce, “e-wallets” and advanced and smart POS devices continue to drive the shift away from cash and other traditional payment methods. The Company has benefited from an increase in transaction volumes for these types of payment solutions. As consumers and merchants increase demand for contactless and mobility-based solutions, the Company has continued to innovate and invest, expanding the footprint and functionality of digital solutions such as PlacetoPay (e-commerce gateway), our wallet ATH Movil and ATH Business, and PayStudio our issuing and acquiring processing platform. Additionally, aligned with this trend, the Company has also developed multiple channel options to connect to Brazil's fastest instant money transfer system called PIX. We believe that the ongoing shift to digital payments will continue to generate substantial growth opportunities for our business.

Fast Growing Latin American and Caribbean Financial Services and Payments Markets

The markets in which we operate, particularly in the Latin America region, continue to grow as consumers and businesses adopt digital payment schemes. Innovation and the introduction of new payment methods, such as digital wallets and QR codes, has also boosted the use of non-cash methods of payment. According to the 2026 World Payments report, Latin America has a projected CAGR of 17.4% over the next five years. Additionally, Latin America grew 22.4% from 2024 to 2025, fueled by mobile-first economies, regional real-time payments adoption, and digital commerce. Non-cash transaction volumes are expected to grow to 383.1 million in 2029 from 140.3 million in 2023 according to the 2026 World Payments report. The region’s fintech sector is also driving change via new contactless payment technologies that are becoming popular alternatives to cash payments. We continue to believe that the attractive characteristics of our markets and our position across multiple services and sectors will continue to drive growth and profitability in our businesses.

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

Highly Scalable, End-to-End Technology Platform

Our diversified business model is supported by our scalable, end-to-end technology platforms that allow us to provide a broad range of transaction-processing services and develop and deploy technology solutions for our customers at low incremental costs and increasing operating efficiencies. We have spent over $404 million over the last five years on technology investments, including POS terminals, enhancements to the functionality and capacity of our platforms and we have been able to achieve attractive economies of scale with flexible product development capabilities. We believe that our platforms will allow us to provide differentiated services to our customers and facilitate further expansion into new sales channels and geographic markets.

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

To connect the merchants to card issuers, we own and operate the ATH network, which we believe is one of the leading PIN debit networks in Latin America. The ATH network connects the merchant or merchant acquirer to the card issuer and enables transactions to be routed or “switched” across the transaction-processing value chain. The ATH network offers the technology, communications standards, rules and procedures, security and encryption, funds settlement and common branding that allow consumers, merchants, merchant acquirers, ATMs, card issuer processors and card issuers to conduct commerce seamlessly, across a variety of channels, similar to the services provided by Visa and MasterCard. We also own and operate ATH Movil and ATH Movil Business which is an ATH network product that allows individuals to (i) transfer money instantly to other individuals and merchants using only their phone number, and (ii) transfer money between an individual’s registered cards. ATH Business enables businesses through the download of the application to accept payments instantly for their services or products from individuals with ATH Movil in real time and to donate to non-profit organizations.

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

With the acquisition of Tecnobank, we entered a new regulated market in Brazil. Tecnobank operates as a trusted third party between lending institutions (banks, credit organizations, etc.) and state traffic departments. When a loan secured by a vehicle is originated, the lender submits the contract to Tecnobank. Tecnobank verifies the legitimacy of the contract and, once validated, instructs the traffic department to record a restriction in the vehicle documentation, preventing its sale until the loan is fully repaid.

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

In payment services, we compete with several other third-party card processors, debit networks, and financial technology providers, including Tecnocom Telecomunicaciones y Energía, S.A., Galileo Financial Technologies, LLC, Marqeta, Inc., Fidelity National Information Services, Inc., Fiserv, Inc., Total System Services, Inc., MasterCard, Inc., Visa, Inc., American Express, Discover, Global Payments, Inc., dLocal Corp. LLP., Rappi Inc. and PayPal Holdings, Inc. Also, card associations and payment networks are increasingly offering products and services that compete with our products and services. The main competitive factors are price, system performance and reliability, system functionality, security, service capabilities and disaster recovery and business continuity capabilities. In merchant acquiring, we compete with several other service providers and financial institutions that are either in our markets or represented through Independent Sales Organizations (“ISO”), including Fidelity National Information Services, Inc., Fiserv, Inc., Global Payments, Inc., Elavon, Inc., PayPal Holdings, Inc., Block, Inc., and some local banks. Also, the card associations and payment networks are increasingly offering products and services that compete with ours. The main competitive factors are price, reliability of service, brand awareness, strength of the relationship with financial institutions, system functionality, integration service capabilities and innovation. Our business is also impacted by the expansion of new payments methods and devices, card association business model expansion, and bank consolidation.

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

People and Culture

On December 31, 2025, we had approximately 5,327 employees, 45% located in Brazil, 23% in Puerto Rico and the United States, and 32% located across Latin America and the Caribbean, including the Dominican Republic, Mexico, Guatemala, Costa Rica, Panama, Colombia, Chile, Peru, Argentina and Uruguay.

In Brazil, we have approximately 2,330 unionized employees covered by industry-specific collective agreements. These agreements align with both industry standards and Brazilian labor laws to establish a fair and transparent framework for employment. We believe they contribute to a positive and collaborative work environment, supporting the overall success and sustainability of our operations in Brazil.

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

We estimate our workforce is approximately 34% female and approximately 66% male, and we believe our female representation is above the technology industry average. Additionally, due in large to the location of our employee base, approximately 99.79% of our employees and 99.86% of our managers are Hispanic or Latino.

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

Our People and Culture values are aligned with our commitment to environmental, social and governance (ESG) principles. For more information, refer to our 2025 ESG Summary available on our website at https://ir.evertecinc.com/ESG as well as Vision, Mission and Values section in our most recent proxy statement. Nothing on our website shall be deemed incorporated by reference into this Report.

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

Anti-Money Laundering and Office of Foreign Assets Control Regulation

Since we provide data processing services to both foreign and domestic financial institutions, we are required to comply with certain anti-money laundering and terrorist financing laws and economic sanctions imposed on designated foreign countries, nationals, and others. Certain of our services must adhere to the requirements of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the “BSA”) regarding processing and facilitation of financial transactions, as well as other state, local and foreign laws relating to money laundering. Furthermore, as a data processing company that provides services to foreign parties and facilitates financial transactions between foreign parties, we are obligated to screen transactions for compliance with the sanctions programs administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These regulations prohibit us from entering into or facilitating a transaction to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals and others, such as narcotics traffickers and terrorists or terrorist organizations designated by the U.S. Government under one or more sanctions regimes.

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

Geographic Concentration

For the year ended December 31, 2025, 61% of revenues were generated from our business in Puerto Rico, while the remaining 39% was generated from Latin America and the Caribbean. Latin America includes, among others, Costa Rica, México, Guatemala, Colombia, Chile, Uruguay, Brazil, Peru and Panamá. The Caribbean primarily represents the Dominican Republic and the U.S. and British Virgin Islands. See Note 26 to the Audited Consolidated Financial Statements included elsewhere in this Report for additional information related to geographic areas.

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

Risks Related to Our Business

Our services to Banco Popular, our largest customer, account for a significant portion of our revenues, and we expect that our services to Popular will continue to represent a significant portion of our revenues for the foreseeable future. If Popular were to terminate or fail to make required payments under the A&R MSA, or our other material agreements with Popular, or if Popular were to significantly reduce the services it receives from us under such agreements, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse effect.

For the year ended December 31, 2025, approximately 29% of our revenue was attributable to Banco Popular, a wholly-owned subsidiary of Popular. The A&R MSA by and among Popular, Banco Popular de Puerto Rico and EVERTEC Group, is our most significant client contract, and was amended and restated to include a term ending in 2028. If Popular were to terminate or fail to make required payments under the A&R MSA, or our other material agreements with Popular, or if Popular were to significantly reduce the services it receives from us under such agreements, our revenues could be materially reduced and our profitability and cash flows could also be materially reduced, all of which would have a material adverse impact on our financial condition and results of operations.

If we are unable to maintain our merchant relationships and our alliance with Popular, our business may be materially adversely affected.

Growth in our merchant acquiring business is derived primarily from acquiring new merchant relationships, new and enhanced product and service offerings, cross selling products and services into existing relationships, the shift of consumer spending to increased usage of electronic forms of payment, and the strength of our existing commercial relationship with Banco Popular. A substantial portion of our business is generated from our Amended and Restated Independent Sales Organization Sponsorship and Services Agreement (the “A&R ISO Agreement”) with Banco Popular, which ends in 2035.

Banco Popular acts as a merchant referral source and provides sponsorship into the ATH, Visa, Discover and MasterCard networks for merchants, as well as card association sponsorship, clearing and settlement services. We provide transaction-processing and related functions. Both we and Popular, as alliance partners, may provide management, sales, marketing, and other administrative services to merchants. Although Banco Popular is not our sole distribution channel, it is the most significant. We rely on the continuing growth of our merchant relationships, which in turn is dependent upon our alliance with Banco Popular and other distribution channels. There can be no guarantee that this growth will continue and the loss or deterioration of these relationships, whether due to the termination or non-renewal of the A&R ISO Agreement or otherwise, could negatively impact our business and result in a material reduction of our revenue and income.

If we are unable to renew or negotiate extensions for our A&R MSA with Popular, A&R ISO Agreement with Banco Popular and A&R ATH Network Participation Agreement with Banco Popular (the “A&R BPPR ATH Agreement”), or if we are required to provide significant concessions to Popular or Banco Popular to secure extensions or otherwise, our ability to renegotiate our debt, secure additional debt, results of operations, financial condition and trading price of our common stock may be materially adversely affected.

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

Our A&R ISO Agreement with Banco Popular, which sets our merchant acquiring relationship with Popular, includes revenue sharing provisions with Popular, as well as a split of merchant agreements in the event of termination or non-renewal. Banco Popular sponsors us as an independent sales organization with respect to certain payment card network and is required to exclusively refer to us any merchant that inquires about the service, requests or otherwise shows interest in merchant and other services. If the A&R ISO Agreement is not renewed or is terminated, we will have to seek other card association sponsors, we may have to assign to Banco Popular up to 50% our merchant contracts, we will not benefit from Banco Popular referral of merchants and we may experience the loss of additional merchants if Banco Popular itself enters the merchant acquiring business or agrees to sponsor another independent sales organization. Any of these events may negatively impact our financial condition and results of operations.

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

The A&R MSA, A&R ISO Agreement, and A&R BPPR ATH Agreement have terms ending in 2028, 2035, and 2030, respectively.

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

Unauthorized access to our or third-party IT Systems could result in the theft or publication, the deletion or modification or other compromise to the confidentiality, integrity or availability of Confidential Information and could disrupt successful operations of our businesses. These risks increase when we transmit information over the Internet as our visibility in the global payments industry attracts hackers to conduct attacks on our systems. Our security measures may also be breached due to the mishandling or misuse of Confidential Information; for example, if such information were erroneously provided to parties who are not permitted to have the information, either by employees acting contrary to our policies or as a result of a fault in our systems. For instance, in August 2025, Sinqia identified unauthorized activity in its environment of the Brazilian Central Bank (“BCB”) real-time payment system known as Pix. In response, Sinqia promptly halted transaction processing, engaged external cybersecurity forensic experts, and notified relevant authorities and affected customers. Approximately R$710 million in unauthorized transactions affected two Sinqia customers. Within days of the incident, the two affected Sinqia customers confirmed they had successfully recovered significant portions of such unauthorized transaction amounts. We determined that the incident did not have a material adverse impact on our operations or financial condition.

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

All our businesses require a wide range of expertise and intellectual capital to adapt to the rapidly changing technological, social, economic and regulatory environments. In order to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources capable of maintaining continuity in our business and the businesses we acquire. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop qualified personnel could adversely affect our business, financial condition or results of operations.

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

Most states and countries where we conduct our business have adopted privacy and security laws that may apply to our business. These laws generally require companies to implement specific privacy and information security controls and legal protections to protect certain types of personal information and to collect or use it subject to disclosures. Additional compliance investment and potential business process changes may continue to be required as these laws and others go into effect. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention. Additionally, our customers and business partners are imposing more stringent obligations on us in the form of contracts regarding privacy and information security. Laws, rules and regulations relating to privacy and data security are, in some cases, relatively new and the interpretation and application of these laws are uncertain.

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

Changes in payment card network or other network rules, standards or mandates could adversely affect our business.

In order to provide our transaction-processing services, several of our subsidiaries are registered with or certified by Visa, Mastercard, American Express, Discover and other payment networks as members or as third-party providers for member institutions. As such, we and many of our customers are subject to payment card network rules that subject us or our customers to a variety of fines or penalties levied by the networks for certain acts or omissions by us, acquirer customers, processing customers and merchants. Visa, Discover, MasterCard and other networks, some of which are our competitors, set the standards with which we must comply. The termination of Banco Popular’s or our subsidiaries’ member registration or our subsidiaries’ status as a registered and certified third party service provider, or any changes in payment network rules, standards or mandates, including interpretation and implementation of the rules, standards or mandates, that increase the cost of doing business or limit our ability to provide transaction-processing services to or through our customers, could have an adverse effect on our business, results of operations and financial condition.

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

Regulation of the electronic payment card industry has increased significantly in recent years. There is also continued scrutiny by the U.S. Congress of the manner in which payment card networks and card issuers set various fees. Banking regulators have been strengthening their examination guidelines with respect to relationships between banks and their third-party service providers, such as us. Any such heightened supervision of our relationship with our banking and financial services customers, including Popular, could have an effect on our contractual relationship with our customers as well as on the standards applied in the evaluation of our services. See “Part I, Item 1. Business—Government Regulation and Payment Network Rules—Regulatory Reform and Other Legislative Initiatives.”

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

For the years ended December 31, 2025 and 2024, approximately 61% and 64%, respectively, of our total revenues were generated from our operations in Puerto Rico. Some revenues that are generated from our operations outside Puerto Rico are dependent upon our operations in Puerto Rico. As a result, our financial condition and results of operations are highly dependent on the economic and political conditions in Puerto Rico, and could be significantly impacted by adverse economic or political developments in Puerto Rico, including adverse effects on the trading price of our common stock, our customer base, general consumer spending and the timeliness of the government’s payments, thus increasing our government accounts receivable, and potentially impairing the collectability of those accounts receivable. As of December 31, 2025, we had net receivables of $14.3 million from the Government and certain public corporations.

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

Puerto Rico’s location in the Caribbean exposes the island to increased risk of hurricanes and other severe tropical weather conditions and natural disasters. Hurricanes and other natural disasters including earthquakes and wildfires, and their potential aftermaths, such as widespread power outages in Puerto Rico, damage to infrastructure and communications networks, and the temporary cessation and slow pace of reestablishment of regular day-to-day commerce, may severely impact the economies of Puerto Rico and the Caribbean more generally. These events have accelerated and could continue to accelerate the ongoing emigration trend of Puerto Rico residents to the United States. Prolonged delays in the repairs to the island’s infrastructures, decline in business volumes, insufficient federal recovery and rebuilding assistance and any other economic declines due to natural disasters and their aftermaths may impact the demand for our services and could have a material adverse effect on our business and results of operations. Additionally, future pandemics or any other public health crises may materially adversely affect our business, results of operations and financial condition. Prolonged economic uncertainties could limit our ability to grow our business and negatively affect our operating results. Moreover, the global electronic payments industry and the banking and financial services industries depend heavily upon the overall levels of consumer, business and government spending. Adverse economic conditions could result in a decrease in consumers' use of banking services and financial service providers resulting in significant decreases in the demand for our products and services which could adversely affect our business and operating results.

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

EVERTEC Group has a preferential tax exemption grant from the Government of Puerto Rico. If EVERTEC fails to renew or extend such grant or fails to comply with its terms, we could have a material adverse effect on our financial condition, results of operations and our stock price.

EVERTEC Group has a tax exemption grant under the Tax Incentive Act No. 73 of 2008 from the Government of Puerto Rico. Under this grant, EVERTEC Group will benefit from a preferential income tax rate of 4% on industrial development income, as well as from tax exemptions with respect to its municipal and property tax obligations for certain activities derived from its data processing operations in Puerto Rico. The grant has a term of 15 years effective as of January 1, 2012 with respect to income tax obligations and July 1, 2013 and January 1, 2013 with respect to municipal and property tax obligations, respectively. More than 90% of our Puerto Rico taxable income benefits from the preferential tax rates under the grant.

The grant contains customary commitments, conditions, and representations that EVERTEC Group is required to comply with in order to maintain the grant. The more significant commitments include: (i) maintaining at least 750 employees in EVERTEC Group’s Puerto Rico data processing operations during 2012 and at least 700 employees for the remaining years of the grant, (ii) investing at least $200.0 million in building, machinery, equipment or computer programs to be used in Puerto Rico during the effective term of the grant (to be made over four year capital investment cycles in $50.0 million increments), (iii) an additional best efforts capital investments requirement of $75.0 million by December 31, 2026 (to be made over four year capital investment cycles in $20.0 million the first three increments and $15.0 million the last increment); and (iv) 80% of EVERTEC Group employees must be residents of Puerto Rico. Failure to meet the requirements could result, among other things, in reductions in the benefits of the grant, tax penalties, other payment obligations or revocation of the grant in its entirety. In addition, if Evertec Group fails to renew or extend the decree, all preferential tax benefits will expire on December 31, 2026 for income tax purposes, December 31, 2027 and June 30, 2028 for property and municipal license tax obligations respectively. Any of these potential outcomes could have a material adverse effect on our financial condition and results of operations.

The enactment of legislation implementing changes in tax legislation or policies in different geographic jurisdictions including the United States could materially impact our business, financial condition and results of operations.

We conduct business and file income tax returns in several jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms (such as those related to the One Big Beautiful Bill Act, or OBBBA, Organization for Economic Co-Operation and Development’s (“OECD”) Base Erosion and Profit Shifting, or BEPS, project and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends, royalties and interest paid.

The OBBBA includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates beginning in 2025.

Various foreign taxing jurisdictions enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules ("Pillar Two"), which generally provides for a minimum effective tax rate of 15%, as established by the OECD Pillar Two Framework. The Group of Seven (G7) countries have agreed that U.S. Multi-National Entities (“MNEs”) should be excluded from certain aspects of the Pillar Two global minimum tax rules in exchange for the U.S. not imposing retaliatory taxes. On

January 5, 2026, the OECD released additional guidance and announced the Side-by-Side package which introduces simplifications and new safe harbors for U.S. MNEs.

The OBBBA and Pillar Two did not have a material effect on our financial statements for the year ended December 31, 2025, and we are continuing to evaluate the potential effect on future periods.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby adversely affecting our business, financial condition, results of operations and cash flows. We exercise significant judgment and make estimates that we believe to be reasonable in calculating our worldwide provision for income taxes and other tax liabilities. However, relevant tax authorities may disagree with our estimates, interpretations or tax treatment of certain material items. Failure to sustain our position in these matters could adversely affect our business, financial condition, results of operations and cash flows.

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

Further, strengthening of the U.S. dollar could create inflationary pressures and cause foreign governments to, among other measures, increase interest rates. Restrictive macroeconomic policies could reduce the stability of foreign economies and harm our results of operations and profitability.

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

We may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our products and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. For example, (i) in November 2023, we completed the Sinqia Transaction, pursuant to which, among other things, Sinqia became a wholly-owned subsidiary of Evertec BR; (ii) in October 2025, we completed the Tecnobank Transaction, pursuant to which Evertec BR became owner of 75% of Tecnobank's share capital; and (iii) in January 2026, we announced the entry into a share purchase agreement to acquire 100% of the share capital of Dimensa S.A. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel, or operations of the acquired companies, particularly if we are unable to retain the key personnel of the acquired company, their software is not easily adapted to work with our existing platforms, or we have difficulty retaining customer, vendors and other relationships of any acquired business due to changes in ownership, management, or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing businesses. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in substantial impairment charges.

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

We may sell additional shares of common stock in subsequent public offerings or otherwise, including financing acquisitions. Our amended and restated certificate of incorporation authorizes us to issue 206,000,000 shares of common stock, of which 61,756,639 are outstanding as of December 31, 2025. All of these shares, other than certain outstanding shares held by our officers and directors as of December 31, 2025, are freely transferable without restriction or further registration under the Securities Act. We cannot predict the size of future issuances of our common stock or the effect, if any that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including any shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Purchases of our common stock pursuant to our stock repurchase plan may affect the value of our common stock, and there can be no assurance that our stock repurchase plan will enhance stockholder value.

In 2025, we approved an increase to our existing share repurchase authorization to permit repurchases of up to $150 million in worth of shares of our common stock, including through open market purchases, accelerated share repurchase programs, Rule 10b5-1 plans, or privately negotiated transactions, each in accordance with applicable securities laws and other restrictions. Repurchase activity has previously impacted and could in the future increase (or reduce the size of any decrease in) the market price of our common stock. Additionally, repurchases diminish our cash reserves, which could impact our ability to pursue other possible strategic opportunities or could result in lower overall returns on our cash balances. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock shares could decline. Although the share repurchase program is intended to enhance long-term stockholder value, short-term share price fluctuations could reduce the program’s effectiveness.

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

As of December 31, 2025, the total principal amount of our indebtedness was approximately $1,095.7 million. Our degree of leverage could have a significant impact on us, including (i) increasing our vulnerability to adverse economic, industry or competitive developments; (ii) requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, reducing our ability to use our cash flow for other purposes, including for our operations, capital expenditures and future business opportunities; (iii) exposing us to the risk of increased interest rates because our borrowings are predominantly at variable rates of interest; (iv) making it difficult for us to satisfy our indebtedness obligations generally, including complying with restrictive covenants and borrowing conditions, our noncompliance with which could result in an event of default under the agreements setting forth the terms of such indebtedness; (v) restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; (vi) limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes; and (vii) limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage to competitors who may be less highly leveraged.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, some of which may be secured. In addition to the $184.4 million which was available for borrowing under our revolving credit facility as of December 31, 2025, the terms of the secured credit facilities enable us to increase the amount available under the term loan and/or revolving credit facilities if we are able to obtain loan commitments from banks and satisfy certain other conditions. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks that we face would increase.

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

The IT Committee receives periodic reports from management regarding the Company’s cybersecurity risks, including updates on the threat environment, risk management priorities, and the overall maturity of the Company’s information security program. Management also updates the Board and IT Committee, as appropriate, regarding any significant cybersecurity incidents and the Company’s response activities.

During 2025, management provided the IT Committee with cybersecurity updates, including briefings in October and December addressing the evolving cybersecurity threat landscape, key risk areas, and ongoing initiatives to strengthen the Company’s security posture, controls, and incident preparedness. Board members also receive presentations on cybersecurity topics from external advisors.

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

Our Chief Information Security Officer’s experience includes approximately 16 years in different information security roles, including recent roles as Chief Information Security Officer of XUP Payments, Inc. and Vice President of Enterprise Risk & Security of Aaron’s, Inc.
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

Holders of Record

As of February 22, 2026, there were 295 registered holders of our common stock. Given that many of our shares of common stock are held in “street name” by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Issuer Purchases of Equity Securities

The following table summarizes repurchases of shares of the Company's common stock in the three-month period ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
11/1/2025-11/30/2025	1,791,015	29.30	1,791,015
12/1/2025-12/31/2025	438,159	29.95	438,159
	2,229,174	29.43	2,229,174	84,396,918

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

The following graph shows a comparison of the cumulative total return for our common stock, the Russell 2000 Index and the S&P Composite 1500 / Information Technology Index for the five years ended December 31, 2025. The graph assumes that $100 was invested on December 31, 2020 in our common stock and each index and that all dividends were reinvested.

200.00%
180.00%
160.00%
140.00%
120.00%
100.00%
80.00%
60.00%
Dec-31-2020
Jun-30-2021
Dec-31-2021
Jun-30-2022
Dec-31-2022
Jun-30-2023
Dec-31-2023
Jun-30-2024
Dec-31-2024
Jun-30-2025
Dec-31-2025
Russell 2000 Index (^RUT) - Index Value
EVERTEC, Inc. (NYSE:EVTC) - Share Price
S&P Composite 1500 (SPSUP)

Note that historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) focuses on discussion of our 2025 results as compared to our 2024 results. For discussion of our 2024 results as compared to our 2023 results, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. See Note 1 to the Audited Consolidated Financial Statements for additional information about the Company and the basis of presentation of our financial statements. You should read the following discussion and analysis in conjunction with the financial statements and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements and Risk Factor Summary” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

2025 Developments

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

On October 1, 2025, Evertec Brasil Informática S.A. (“Evertec BR”), a wholly-owned subsidiary of EVERTEC, Inc., completed the previously announced purchase of 75% of the share capital of Tecnobank Tecnologia Bancária S.A. (“Tecnobank”). Tecnobank is a leading fintech vendor in Brazil’s digital vehicle financing contract registration sector. This transaction enhances the Company's existing product offerings.

Factors and Trends Affecting the Results of Our Operations

The ongoing migration from cash and paper methods of payment to electronic payments continues to benefit the transaction- processing industry globally. We continue to believe that the penetration of electronic payments in the markets in which we operate is significantly lower relative to the U.S. market, which, together with the ongoing shift from cash and paper methods of payment to electronic payments will continue to generate growth opportunities for our business. For example, the adoption of banking products, including electronic payments, in the Latin America and Caribbean region is lower relative to the mature U.S. and European markets. We believe that the unbanked and underbanked population in our markets will continue to shrink, and therefore drive incremental penetration and growth of electronic payments in Latin America. We also benefit from the outsourcing of technology systems and processes trend for financial institutions and government. Many medium- and small-size institutions in the Latin American markets in which we operate have outdated systems and updating these IT legacy systems is financially and logistically challenging, which presents a business opportunity for us.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year Master Service Agreement ("MSA"), and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including obtaining a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (as amended, the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services beginning in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and during the year ended December 31, 2025 approximately 29% of our revenues were generated from this relationship.

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

Revenue Recognition

The Company’s revenue recognition policy follows the guidance from Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which provide guidance on the recognition, presentation, and disclosure of revenue in the consolidated financial statements. Application of this policy requires us to make certain judgments and estimates.

Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, when another party is involved in providing goods or services to a customer, the Company evaluates, for each performance obligation, whether it is providing the goods or services itself (i.e., as principal), or if it is only arranging on behalf of the other party. Changes in judgment with respect to assumptions and estimates in revenue recognition could impact the amount of revenue recognized.

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

Redeemable Non-controlling Interests

The Company records redeemable non-controlling interests ("RNCI") in consolidated subsidiaries that result from business acquisition transactions where the Company is granted the right to purchase and the sellers are granted the right to sell to the Company the remaining interest at the calculated redemption value and classifies them as mezzanine equity in the consolidated balance sheets as potential redemption is not solely within the Company's control. The acquired RNCI were initially measured at fair value at the acquisition date. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and for any dividends declared. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the non-controlling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value, but not if such adjustment would result in a redemption value less than the initial fair value of the redeemable non-controlling interest. If and when applicable, these adjustments are recorded in equity and are not reflected in the accompanying consolidated statements of income and comprehensive income (loss).

Income Tax

Income taxes are accounted for under the asset and liability method. A temporary difference refers to a difference between the tax basis of an asset or liability, determined based on recognition and measurement requirements for tax positions, and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income (loss)in the period that includes the enactment date. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the consolidated financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income taxes on its consolidated statements of income and comprehensive income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. Judgment is required to determine whether or not some portion or all deferred tax assets will not be realized. To the extent that the Company will not realize the benefit of some or all of our deferred tax assets, these deferred tax assets are adjusted via a valuation allowance through our provision for income taxes in the period in which this determination is made.

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

For more information regarding EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, including a quantitative reconciliation of EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share to the most directly comparable GAAP financial performance measure, which is net income, see “—Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)” and “—Covenant Compliance” below.

Results of Operations

	Years ended December 31,
(In thousands)	2025	2024	Variance

Revenues	$931,818	$845,486	$86,332	10%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	469,128	406,416	62,712	15%
Selling, general and administrative expenses	154,164	145,558	8,606	6%
Depreciation and amortization	122,086	127,846	(5,760)	(5)%
Total operating costs and expenses	745,378	679,820	65,558	10%
Income from operations	$186,440	$165,666	$20,774	13%

Revenues
Total revenues for the year ended December 31, 2025 was $931.8 million, an increase of $86.3 million or 10% compared with $845.5 million in the prior year period driven by organic growth across all of the Company's segments and the contribution from the acquisitions completed in the fourth quarter of 2025 and 2024. Merchant acquiring revenue benefited from the positive impact from sales volume growth, an improvement in spread, and higher non-transactional revenues. Payments Puerto Rico revenue benefited from ATH Movil transaction and sales volume growth, primarily in the ATH Business as well as POS transaction growth. Latin America revenues were positively impacted by the contribution from acquisitions completed in the current and prior year, continued organic growth across the region, as well as the strong performance in Brazil. Business Solutions revenue increased as a result of higher network services, an increase in consulting services and projects completed throughout the current and prior year, partially offset by the 10% discount to Popular that came into effect in the fourth quarter of 2025.
Cost of revenues

Cost of revenues, exclusive of depreciation and amortization, for the year ended December 31, 2025 amounted to $469.1 million, an increase of $62.7 million or 15% when compared to the same period in the prior year. This increase was primarily related to the expenses associated with contractual claims related to client losses from the Pix incident in Brazil, an increase in cost of sales, an increase in personnel costs, partially due to acquisitions completed in the fourth quarter of the current and prior year coupled with higher professional services related to strategic projects and an increase in cloud services.

Selling, general and administrative

Selling, general and administrative expenses for the year ended December 31, 2025, amounted to $154.2 million, an increase of $8.6 million or 6% when compared to the same period in the prior year. This increase was mainly driven by an increase in personnel costs as well as an increase in cloud services partially offset by lower professional fees.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2025 amounted to $122.1 million, a decrease of $5.8 million or 5% when compared to the same period in the prior year. The decrease was primarily driven by intangible assets that became fully amortized during the prior year, partially offset by the intangible assets recognized in recent acquisitions.

Non-operating expenses

	Years ended December 31,
(In thousands)	2025	2024	Variance

Interest income	$15,035	$13,332	$1,703	13%
Interest expense	(68,278)	(74,733)	6,455	(9)%
Gain (loss) on foreign currency remeasurement	592	(5,198)	5,790	(111)%
Earnings from equity investees	5,094	4,298	796	19%
Other income	15,492	16,261	(769)	(5)%
Total non-operating expenses	$(32,065)	$(46,040)	$13,975	(30)%

Non-operating expenses for the year ended December 31, 2025 decreased by $14.0 million when compared to the same period in the prior year. The decrease was mainly related to a decrease in interest expense of $6.5 million driven by lower interest rates and repricing of our debt completed in the prior and current year, and a decrease in foreign currency remeasurement losses of $5.8 million, as the current year has a gain compared with losses in the prior year and an increase in interest income of $1.7 million. The year also benefited from $4.0 million incremental gains related to research and development tax credits.

Income tax expense

	Years ended December 31,
(In thousands)	2025	2024	Variance
Income tax expense	$9,815	$4,847	$4,968	102%

Income tax expense for the year ended December 31, 2025 amounted to $9.8 million, compared to $4.8 million in the prior year. The effective tax rate for the period was 6.4%, compared with 4.1% in the 2024 period. The increase in the effective tax rate was primarily driven by growth in Latin America jurisdictions, which have higher tax rates, lower interest expense driven by the repricing of the Company’s debt, a non-recurring discrete item recorded during the current year, and the reversal during the prior year of a potential liability for uncertain tax positions as a result of the expiration of the statute of limitation. These were partially offset by the incremental tax deductions associated with contractual claims related to client losses from the Pix incident in Brazil and higher non-taxable gains recorded in the current year from the benefit of tax credits.

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

The Latin America Payments and Solutions segment payment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services. Solutions revenues consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature, digital collection, and other digital transaction-related processes, including vehicle financing contract registration; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage.

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

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated below.

Payment Services - Puerto Rico & Caribbean

	Years ended December 31,
(In thousands)	2025	2024
Total Revenues	$223,266	$214,749
Segment Adjusted EBITDA	124,676	121,390
Adjusted EBITDA margin	55.8%	56.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the year ended December 31, 2025 increased by $8.5 million to $223.3 million when compared to the same period in the prior year. The increase in revenues was primarily driven by ATH Movil transactions and sales volume growth, mainly in ATH Business, as well as POS transaction growth, partially offset by lower revenue from services provided to the Latin America Payments and Solutions segment. Adjusted EBITDA increased by $3.3 million to $124.7 million driven by the increase in revenues partially offset by higher infrastructure, maintenance and programming expenses.

Latin America Payments and Solutions

	Years ended December 31,
(In thousands)	2025	2024
Total Revenues	$369,467	$302,784
Segment Adjusted EBITDA	107,614	79,681
Adjusted EBITDA margin	29.1%	26.3%

Latin America Payments and Solutions segment revenues for the year ended December 31, 2025 increased by $66.7 million to $369.5 million when compared to the same period in the prior year. Revenues benefited from the strong performance in Brazil, the continued organic growth across the entire region, the contribution from acquisitions completed in the fourth quarter of 2025 and 2024, which are contributing at a higher margin, and non-recurring revenue recognized in the first half of the year, partially offset by the impact from foreign currency exchange and client attrition. Adjusted EBITDA increased by $27.9 million when compared to the same period in the prior year driven by the increase in revenue, the decrease in charges from the Payments Puerto Rico segment due to the decrease in transactions processed and the impact of the $2.4 million adjustment for GetNet Chile in the prior year, which was 100% accretive to margin.

Merchant Acquiring

	Years ended December 31,
(In thousands)	2025	2024
Total Revenues	$189,913	$180,500
Segment Adjusted EBITDA	78,368	72,632
Adjusted EBITDA margin	41.3%	40.2%

Merchant Acquiring segment revenues for the year ended December 31, 2025 increased by $9.4 million to $189.9 million when compared to the same period in the prior year. The revenue increase was primarily driven by sales volume growth, an improvement in spread, and higher non-transactional revenues. Adjusted EBITDA increased by $5.7 million when compared to the same period in the prior year, driven by the increase in revenues, partially offset by processing costs as a result of higher transactions and an increase in revenue sharing expense.

Business Solutions

	Years ended December 31,
(In thousands)	2025	2024
Total Revenues	$250,085	$243,975
Segment Adjusted EBITDA	93,936	102,669
Adjusted EBITDA margin	37.6%	42.1%

Business Solutions segment revenues for the year ended December 31, 2025 grew by $6.1 million to $250.1 million when compared to the same period in the prior year. Revenues increased as a result of higher network services, an increase in consulting services and projects completed throughout the current and prior year, partially offset by the 10% discount to Popular that came into effect in the fourth quarter of 2025. Adjusted EBITDA decreased by $8.7 million to $93.9 million as compared to the prior year period. This decrease was primarily due to an increase in software maintenance and cloud expenses and incremental professional fees for strategic projects.

Liquidity and Capital Resources

Liquidity

Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $184.4 million was available for borrowing as of December 31, 2025. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of December 31, 2025, we had cash and cash equivalents of $306.0 million, of which $263.7 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

Comparison of the years ended December 31, 2025 and 2024

The following table presents our cash flows from operations for the years ended December 31, 2025 and 2024:

	Years ended December 31,
(In thousands)	2025	2024
Cash provided by operating activities	$227,007	$260,059
Cash used in investing activities	(238,236)	(118,282)
Cash provided by (used in) financing activities	28,448	(152,560)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	16,261	(18,292)
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,480	$(29,075)
Net cash provided by operating activities for the year ended December 31, 2025 was $227.0 million, a decrease of $33.1 million compared to 2024 driven by working capital requirements.
Net cash used in investing activities was $238.2 million compared to $118.3 million. The increase is primarily attributable to the acquisitions completed during 2025 for $144.4 million compared to $34.0 million for the acquisitions completed in 2024, and an increase in software additions of $5.1 million.
Net cash provided by financing activities for the year ended December 31, 2025 was $28.4 million, compared with cash used of $152.6 million in prior year. The net cash provided by financing activities during 2025 reflects proceeds from issuance of long-

term debt of $149.6 million in connection with the acquisition of Tecnobank partially offset by $69.3 million used to repurchase stock.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to property and equipment. During the years ended December 31, 2025 and 2024, the Company invested approximately $91.5 million and $88.4 million, respectively in our capital resources. In addition, during the year ended December 31, 2025 the Company acquired Tecnobank for an aggregated amount of $144.4 million, net of cash acquired, compared to an aggregated amount of $34.0 million, net of cash acquired, for the two acquisitions completed in the prior year. Generally, we fund capital expenditures with cash flow generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by our Board each quarter. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that our Board deems relevant. Refer to the table below for details regarding our dividends in 2025 and 2024:

Declaration Date	Record Date	Payment Date	Dividend per share
February 20, 2025	March 3, 2025	March 21, 2025	0.05
May 2, 2025	May 13, 2025	June 6, 2025	0.05
July 24, 2025	August 4, 2025	September 5, 2025	0.05
October 23, 2025	November 3, 2025	December 5, 2025	0.05
February 15, 2024	February 27, 2024	March 15, 2024	0.05
April 18, 2024	April 29, 2024	June 7, 2024	0.05
July 18, 2024	July 29, 2024	September 6, 2024	0.05
October 17, 2024	October 28, 2024	December 6, 2024	0.05
Stock Repurchase

During 2025, the Company repurchased 2,331,064 shares of the Company’s common stock at a cost of $69.3 million. The Company funded such repurchases with cash on hand. At December 31, 2025, the Company's share repurchase program has approximately $84.4 million remaining and approved for future use. The Company may repurchase shares in the open market, through accelerated share repurchase programs, 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

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

The following table presents the balance of operating lease obligations:

	December 31,
(In thousands)	2025	2024
Operating lease liability - current	5,878	6,229
Operating lease liability - long-term	33,305	4,924
Total operating lease liabilities	$39,183	$11,153

See Note 25 to the Audited Consolidated Financial Statements for additional information regarding operating lease obligations.

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility (the “TLA Facility”) that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027 (the “Credit Agreement”). Under the Revolving Facility the Company may request up to $20.0 million as part of the swingline, which consists of short-term borrowings, that allows the Company to obtain same-day, short-duration advances to address immediate liquidity needs. On October 30, 2023, EVERTEC and EVERTEC Group entered into a first amendment to the Credit Agreement with a syndicate of lenders and Truist, as administrative agent and collateral agent, providing for (i) additional term A loans in the amount of $60.0 million and a new tranche of term loan B commitments in the amount of $600.0 million maturing October 30, 2030 (the “TLB Facility”). On May 16, 2024, November 26, 2024 and August 12, 2025, EVERTEC and EVERTEC Group entered into second, third and fourth amendments to its Credit Agreement, each providing for a pricing reduction to its TLB Facility. On November 25, 2025, EVERTEC and EVERTEC Group entered into the fifth amendment to its Credit Agreement which provides for an additional $150.0 million under its TLB facility. Unless otherwise indicated, the terms and conditions detailed below apply to both TLA Facility and TLB Facility (together, the “Term Loan Facilities”).

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

Interest

With respect to the 2022 Facilities and the Incremental TLA Facility, the interest rates under the Credit Facilities denominated in U.S. Dollars, are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio or (b) the ABR plus an applicable margin of 0.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 0.75%, 1.00%, 1.25% or 1.50% per annum) based upon the Company’s total net leverage ratio. Swingline provision incurs interest at the U.S. Federal Prime Rate. Borrowings under the Revolving Facility that are denominated in a currency other than Dollars will bear interest at the Alternative Currency Rate for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio.

With respect to the New TLB Facility, the interest rates are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 2.25% per annum or (b) the ABR plus an applicable margin of 1.25% per annum.

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

The unpaid principal balance at December 31, 2025 of the TLA Facility and TLB Facility were $405.7 million and $690.0 million. The additional borrowing capacity for the Revolving Facility at December 31, 2025 was $184.4 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility. At December 31, 2025, there were borrowings of $10.0 million outstanding under the revolving credit facility, none at December 31, 2024.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At December 31, 2025 and December 31, 2024, the unpaid principal balance of these agreements amounted to $6.2 million and $9.9 million, respectively. Obligations bear interest at rates ranging from 8.2% to 12.9% with maturities ranging from January 2026 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheets.

Notes payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest rate of 6.9%. As of December 31, 2025, the outstanding principal balance of the note payable on a discounted basis was $5.8 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheets.

Interest Rate Swaps

As of December 31, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company’s Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying consolidated statements of income and comprehensive income (loss).

Swap Amendment	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

As of December 31, 2025, the carrying amount of the derivatives included on the Company’s consolidated balance sheets was a liability of $5.2 million. As of December 31, 2024, the carrying amount of the derivatives included on the Company's consolidated balance sheets was an asset $4.3 million and a liability of $1.4 million. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2025, 2024 and 2023, the Company reclassified gains of $2.6 million, $8.1 million and $5.6 million, respectively, from accumulated other comprehensive income (loss) into interest expense. Based on expected SOFR rates, the Company expects to reclassify losses of $1.9 million from accumulated other comprehensive loss into interest expense over the next 12 months. Refer to Note 16 - Financial Instruments and Fair Value Measurements for tabular disclosure of the fair value of derivatives and to Note 19 - Equity for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2025, the cash flow hedges are considered highly effective.

Covenant Compliance

As of December 31, 2025, the total secured net leverage ratio was 2.08 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default, each as described in the Credit Agreement and the subsequent amendments to the Credit Agreement.

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

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, multi-year non-recurring gains recognized in connection with the sale of tax credits, equity investment income net of dividends received, and the impact from unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Segment Adjusted EBITDA which is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and for this reason is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. See Note 26 – Segment Information for further information. The Company’s presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the secured leverage ratio. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

Year Ended December 31, 2025
(Dollar amounts in thousands)
Net income	$144,560
Income tax expense	9,815
Interest expense, net	53,243
Depreciation and amortization	122,086
EBITDA	329,704
Equity income (1)	(1,620)
Compensation and benefits (2)	36,033
Transaction, refinancing and other fees (3)	9,858
Gain on foreign currency remeasurement (4)	(592)
Adjusted EBITDA	373,383
Operating depreciation and amortization (5)	(68,789)
Cash interest expense, net (6)	(50,697)
Income tax expense (7)	(16,399)
Non-controlling interest (8)	(4,297)
Adjusted net income	$233,201
Net income per common share (GAAP):
Diluted	$2.20
Adjusted Earnings per common share (Non-GAAP):
Diluted	$3.62
Shares used in computing adjusted earnings per common share:
Diluted	64,422,155

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
6)Represents interest expense, less interest income, as they appear on the consolidated statements of income and comprehensive income (loss), adjusted to exclude non-cash amortization of the debt issue costs, premium and accretion of discount.
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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to floors or minimum rates. Based upon a sensitivity analysis of our outstanding debt on December 31, 2025, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of December 31, 2025, under the secured credit facilities would increase our annual interest expense by approximately $5.6 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of December 31, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

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

Foreign currency exchange risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income (expenses). For the years ended December 31, 2025, 2024 and 2023, we recognized foreign currency remeasurement gains of $0.6 million, losses of $5.2 million and losses of $8.3 million, respectively. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive loss in the consolidated balance sheets. As of December 31, 2025, the Company had $63.4 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with a unfavorable foreign currency translation adjustment of $138.0 million as of December 31, 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this evaluation under the framework set forth in Internal Control – Integrated Framework (2013), our management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

Attestation Report of the Registered Public Accounting Firm

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2025, included in this Report and, as part of the audit, has issued a report, included in Part II, Item 8. Financial statements and Supplementary Data in this Report, on the effectiveness of our internal control over financial reporting as of December 31, 2025.

Item 9B. Other Information

During the three months ended December 31,2025 no director or “officer” (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to all officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. A copy of our Code of Ethics is available at the Investor Relations section of our website, located at ir.evertecinc.com/govdocs. We intend to make all disclosures required by law or the NYSE regarding any amendments to, or waivers from, any provisions of the code at the same location of our website. Our website is not incorporated by reference into this Report, and you should not consider the information on our website to be part of this Report.

BIOGRAPHICAL INFORMATION OF OUR DIRECTORS

Certain information concerning our current Board of Directors as of February 24, 2025 follows.

Frank G. D’Angelo

Mr. D’Angelo, age 80, has been Chairman of the Board since February 2014 and a director since September 2013. Since June 2015 he has served as Operating Partner in Hill Path Capital, a private equity partnership; and was a partner in Bridgeport Partners, a private investment firm, from June 2019 through May 2024. From May 2019 until November 2021, he served as Executive Vice President of NCR Corporation and as President of NCR Banking. Prior to this, he was Senior Executive Vice President and COO of the payments section at Metavante Technologies, Inc. and Fidelity National Information Services, Inc. (FIS). At Diebold Corporation, he was Chairman and CEO of Diebold Mexico from 1993 through 1995. Mr. D’Angelo has over 40 years of experience in the financial services, digital banking and payments industries. He is a former chairman of the Electronic Funds Transfer Association, served on the Payments Advisory Council of the Federal Reserve Bank of Philadelphia, is a U.S. Air Force veteran, and served as a director for Walsh University Ohio. Mr. D’Angelo’s experience in the financial services industry, as well as his strong background in operations and management, provides great value to our Board.

Morgan M. Schuessler, Jr.

Mr. Schuessler, age 55, has been a director and the Company’s President and CEO since April 2015. Previously, he served as President of International for Global Payments, Inc., overseeing the company’s business outside of the Americas, spanning 23 countries throughout Europe and Asia. Mr. Schuessler currently serves on the board of directors of Endeavor Puerto Rico, the Wharton Executive Education Board, and the Smithsonian Institution National Board. In February 2025, he was appointed to the Board of Directors, the Audit and Finance Committee and Corporate Governance Committee of the Deluxe Corporation (NYSE: DLX). Mr. Schuessler has over 20 years of experience in the payments industry; accordingly, he is well-versed in the intricacies of the Company’s core business and has developed management and oversight skills required to make significant contributions to the Board.

Kelly Barrett

Ms. Barrett, age 61, has been a director since May 2021. From 2016 until her retirement in 2020, Ms. Barrett was the Senior Vice President of Home Services at The Home Depot. Ms. Barrett joined The Home Depot in 2003, where she held various senior management positions, including as Vice President of Internal Audit and Corporate Compliance, and Controller. Ms. Barrett currently serves as board member of Piedmont Office Realty Trust, Inc. (NYSE: PDM), Americold Realty Trust (NYSE: COLD), and Louisiana Pacific (NYSE: LPX). Her leadership roles in the community currently include serving on the board of the Metro Atlanta YMCA (where she formerly served as chair); the National Association of Corporate Directors, Atlanta Chapter board; the Georgia Tech Foundation Board of Trustees; and as a member of the Advisory Board of Scheller College of Business at Georgia Tech (where she also formerly served as chair). She is also a Certified Public Accountant in the state of Georgia, has a Cybersecurity Certificate from the National Association of Corporate Directors (NACD) and is NACD Directorship Certified. Ms. Barrett’s substantial experience in leadership roles, strategy and enterprise risk management, coupled with service on several boards, is of great service to the Company.

Olga Botero

Ms. Botero, age 62, has been a director since September 2014. She is the founder and Managing Director of C&S Customer and Strategy, a consulting firm focused on supporting IT and digital and cybersecurity management for leading companies in Latin America, and co-founder and Chair of Seccuri, Inc. From 2011 until January 2024, she was a Senior Advisor to the Boston

Consulting Group. She is a fellow at the National Association of Corporate Directors Board Leadership Fellow program, and an active member of Women Corporate Directors (WCD), where she was co-chair of the Colombian Chapter until 2024. She serves as an independent director of the Altipal S.A.S. board of directors since April 2022, serving as chair of their Audit Committee and member of their Innovation Committee. She also serves as an independent member of the Audit Committee of Group Coppel in Mexico, a family-owned group with businesses in retail, financial services and real estate since 2022; and as an independent advisor of Grupo Montoya, a family-owned group with businesses in music, automobile and real estate in Colombia and Panama. From October 2024 to February 2026, Ms. Botero served on the board of directors of Betterware de México (NYSE: BWMX), a direct to consumer selling of home products and beauty and personal care products company in Guadalajara, Mexico. Ms. Botero has over 25 years of experience in leadership roles in financial services, telecommunications and technology. Her experience, expertise in cybersecurity and technology, and knowledge of Latin American markets are an asset to the Company.

Virginia Gambale

Ms. Gambale, age 66, has been a director since May 2023. Ms. Gambale founded and has served since 2003 as Managing Partner of Azimuth Partners, Inc., a strategic advisory firm that develops growth, innovation and transformation strategies and planning for technology companies. Prior to founding Azimuth in 2003, she worked at Deutsche Bank, where she was a General Partner and Managing Director of ABS Ventures, responsible for the management of the Tech Venture group and Head of Deutsche Bank Strategic Ventures. Before Deutsche Bank, Ms. Gambale was the Chief Information Officer for Global Investment Banking at Merrill Lynch. Ms. Gambale currently serves as a director for Nutanix, Inc. (NYSE: NTNX), and Virtu Financial, Inc. (NYSE: VIRT). She’s also an Adjunct Faculty Member for Columbia University and a Trustee of the Juilliard School. Her substantial experience in leadership roles, IT and FinTech are of great value to the Company.

Jorge A. Junquera

Mr. Junquera, age 77, has been a director since April 2012. Since July 2015, he has served as Managing Partner at Kohly Capital, LLC, a private investment company. He has over 40 years of experience in the banking and financial services industries. Until his retirement in 2015, Mr. Junquera was Vice Chairman of the board of directors of Popular, Inc. Prior to becoming Vice Chairman, he was the Chief Financial Officer of Popular, Inc. and Supervisor of Popular, Inc.’s Financial Management Group. He currently serves as a director for Equalize Community Development Fund (NYSE: EQCDX). Mr. Junquera’s substantial experience managing financial institutions and serving on various boards of directors provides him with unique expertise and valuable perspective to assist the Board.

Iván Pagán

Mr. Pagán, age 67, has been a director since May 2019. For twenty-two years until his retirement in February 2019, Mr. Pagán was the Head of Corporate Development at Popular, Inc., where he managed mergers and acquisitions, divestitures, corporate reorganization and strategic alliances for Popular, Inc., completing significant transactions in the United States, Latin American, Puerto Rico and the Caribbean. Mr. Pagán currently serves as a member of the board of directors of Banco BHD in the Dominican Republic. Mr. Pagán’s substantial expertise in financial and M&A matters, experience in the Caribbean and Latin America markets, and knowledge of the Company’s operations are an asset to the Company.
Aldo J. Polak

Mr. Polak, age 51, has been a director since May 2019. He is a Partner and Senior Managing Director at Farlie Turner Gilbert & Co. LLC, a merchant banking firm, since July 2024. Prior to that, Mr. Polak founded The ALP Group LLC, which focuses on merchant banking services, and where he served as Managing Partner until March 2025. From November 2021 until January 2024, he was Managing Director at Mizuho, and from April 2021 until October 2021, he was the Managing Member of Ionos Capital Partners LLC, an investment vehicle company. Prior to that, Mr. Polak served as Chief Investment & Development Officer at Cisneros Group of Companies, a private conglomerate focused on digital advertising, media and entertainment, telecommunications, real estate and new technologies, from April 2019 to April 2021. Before his tenure at Cisneros, he spent over 15 years as an investment banker in Wall Street, including heading the Latin America efforts at LionTree, a global investment and merchant banking firm, from 2013 to March 2019. He currently serves on the board of Reaching U, a charitable organization where he was chairman for the 2023-2024 two-year period. He is also involved with Endeavor as a mentor to entrepreneurs. Mr. Polak’s significant experience in M&A, strategy and corporate development, and his network of corporate relationships in Latin America and in the payments sector provide great value to the Board.

Alan H. Schumacher

Mr. Schumacher, age 79, has been a director since April 2013. For 23 years he worked at American National Can Corporation, a manufacturing company, as well as at American National Can Group Inc, a manufacturer of metal cans, where he served as Vice President, Controller and Chief Accounting Officer until 1997 and as Executive Vice President and Chief Financial Officer from 1997 until his retirement in 2000. He is a former member of the Federal Accounting Standards Advisory Board, and currently serves as a director of Warrior Met Coal, Inc. (NYSE: HCC), and Albertsons Companies, Inc. (NYSE: ACI). Mr. Schumacher has substantial expertise in accounting, reporting, audit and financial matters and, as such, is able to provide valuable contributions to our Board in its oversight functions.

Brian J. Smith

Mr. Smith, age 70, has been a director since February 2016. Mr. Smith served in various executive level positions in The Coca-Cola Company, including as President and COO from January 2019 until September 2022, and as a senior executive from October 2022 until his retirement in February 2023. From 2016 until December 2018, he served as President of its Europe, Middle East and Africa (EMEA) Group and, prior to that, he held other strategic and management roles. Mr. Smith serves as an independent director for Arca Continental (BMV: AC). He also serves as a director for Intercrew/Mantra Chain, a digital assets decentralized exchange platform headquartered in Switzerland, with operations in Hong Kong, Dubai, the United States, and Brazil, and as an independent director for Grupo Romero, a privately held multinational group headquartered in Peru with operations and companies in various industries and sectors, and presence throughout Latin America. Like other members of the Board, Mr. Smith has substantial managerial experience in Latin America. His extensive expertise in management and corporate strategy makes him a valuable asset to the Company.

BIOGRAPHICAL INFORMATION OF OUR EXECUTIVE OFFICERS

Certain information concerning our current executive officers as of February 12, 2025 follows. There are no family relationships between any of our executive officers.

Morgan M. Schuessler, Jr. – Please refer to the Biographical Information of our Directors for Mr. Schuessler’s biographical information.

Joaquín A. Castrillo

Mr. Castrillo, age 43, has served as our Senior Executive Vice President & Chief Operating Officer (COO) since November 2025. From October 2018 to October 2025, he served as Executive Vice President, Chief Financial Officer (CFO) and Treasurer. From August 2018 until such appointment, he served as CFO and Treasurer. He has worked at the Company since 2012 serving in roles of increasing responsibility, including as Vice President and Finance Manager from 2015 to 2018, and as Vice President and Finance Director from 2018 until his appointment as Executive Vice President, CFO and Treasurer in October 2018, serving in this role through November 2025 when he was named Senior Executive Vice President & COO. Mr. Castrillo currently serves on the board of directors of Endeavor Puerto Rico. Prior to joining the Company, Mr. Castrillo was an Audit Manager in the Banking and Capital Markets group of PwC. Mr. Castrillo holds a B.B.A. with a double concentration in Finance and Accounting from Villanova University. He is also a Certified Public Accountant and a member of the Villanova University Finance Department Advisory Committee.

Daniel Brignardello

Mr. Brignardello, age 50, has served as our Executive Vice President and Group Head of Latam since February 2024. Prior to that he was our Senior Vice President and Chief Delivery Officer from July 2021 to February 2024. Mr. Brignardello joined the Company in July 2017 as Vice President of Processing and Fraud Prevention Services. Prior to joining the Company, Mr. Brignardello served as COO of PayTrue, a Uruguayan based payments solutions company, from 2003 through June 2017; and as a Senior Software Engineer for Trintech from 2000 through 2003. Mr. Brignardello has over 25 years of senior management experience in the payments sector. He has served as a teacher (Grade 1) in the cryptography university chair of the School of Engineering of the Universidad de la República in Uruguay from 2000 through 2003. Mr. Brignardello holds a degree as Computer Analyst from the School of Engineering of the Universidad de la República in Uruguay (2000), and a Program for Management Development (PMD) degree from the ESADE Business School in Barcelona, Spain (2009). Mr. Brignardello has been a Board member of ICT4V, a technology and innovation organization in Montevideo, Uruguay, since 2015.

Karla Cruz Jusino

Ms. Cruz Jusino, age 41, has served as our Executive Vice President, Chief Financial Officer and Treasurer since November 2025. From April 2024 to November 2025, she served as Senior Vice President, Chief Accounting Officer, and Assistant Treasurer. From July 2019 to April 2024, Ms. Cruz Jusino served as the Company’s Vice President of Finance with increasing responsibilities including Assistant Treasurer since April 2020, and Corporate Tax Director since August 2020. She has over 18 years of experience in finance and accounting. Prior to joining the Company, Ms. Cruz Jusino worked for PwC in roles of increasing responsibility for over 12 years, including as Assurance Director from April 2019 until June 2019, and as Assurance Senior Manager from 2016 until April 2019. Ms. Cruz Jusino holds a bachelor’s degree in accounting and finance from the University of Puerto Rico, is a Certified Public Accountant, and a member of the University of Puerto Rico Business Administration Faculty Alumni Advisory Board.

Paola Pérez

Ms. Pérez, age 42, has served as our Executive Vice President since February 2018 and Group Head of Puerto Rico and the Caribbean since August 2022. Prior to that she was our Chief Administrative Officer from March 2020 to August 2022, and Senior Vice President of People and Culture from August 2017 until her appointment as Executive Vice President. She joined the Company in 2011 as Director of Internal Audit. Before joining Evertec, Ms. Pérez worked at Chartis as an External Reporting Manager for the Latin America Region, and PwC where she worked as a senior auditor. She obtained her Bachelor of Science in Accounting from Fairfield University, is a Certified Public Accountant and a board member of Lectores para el Futuro and Caras con Causa, non-profit organizations.

Claudio Almeida Prado

Mr. Prado, age 61, has served as our Executive Vice President and Group Head of Brazil since April 2024. He joined the Company in November 2023 as Senior Vice President of Operations at Sinqia, a position he held since October 2022. Before joining the Company, Mr. Prado served as Chief Operating Officer and Executive Director of New Business at Grupo Fleury, in Brazil, from September 2016 to September 2022. Prior to that, he served as Chief Operating Officer at Grupo Abril S.A., from September 2012 to August 2016, as IT Director of Banco Real, and as Chief Information Officer of Banco Santander and Deutsche Bank, in Brazil. Mr. Prado is certified in management and leadership from the MIT Sloan School of Management in Cambridge, Massachusetts, and holds a degree in electronic engineering and a master’s degree in computer engineering from the University of São Paulo.

Luis A. Rodríguez

Mr. Rodríguez, age 48, has served as our Executive Vice President since February 2017 and as Chief Legal and Administrative Officer since August 2022. He joined the Company in 2015 as Senior Vice President for Corporate Development, and was appointed General Counsel and Secretary of the Board in September 2016. Prior to joining the Company, Mr. Rodríguez served as Executive Director at J.P. Morgan in New York. Mr. Rodríguez holds a bachelor’s degree from the Woodrow Wilson School of Public and International Affairs at Princeton University and holds a Juris Doctor from Stanford Law School.

Diego Viglianco

Mr. Viglianco, age 56, has served as our Executive Vice President and Chief Information Officer (CIO) since November 2025. From June 2021 to October 2025, he served as Executive Vice President and COO and was a consultant to the Company from March 2021 until his appointment as COO. Before joining the Company, Mr. Viglianco served as the CEO of Interbanking, S.A. from July 2019 to February 2021, a digital financial ACH/real time payments company headquarters in Argentina. Prior to that, he was the CEO of the Processing Division of Prisma Medios de Pago S.A. in Argentina from March 2017 to June 2019. Previously, he held senior management positions with MasterCard in Argentina and Miami, USA, and Promoción y Operación S.A. de C.V. (PROSA) in Mexico. Mr. Viglianco holds an MBA in Economy and Business Administration from ESEADE University, Argentina, and a Bachelor of Science in Engineering from the University of Salvador, Argentina.

Miguel Vizcarrondo

Mr. Vizcarrondo, age 52, has served as an Executive Vice President since 2012, and as Chief Product & Innovation Officer since August 2022. Prior to that he was our Chief Commercial Officer for Puerto Rico and the Caribbean from March 2021 to August 2022, and Head of Merchant Acquiring and Payment Processing from February 2012 until 2021. Prior to joining the Company in 2010, Mr. Vizcarrondo worked in Banco Popular de Puerto Rico for 14 years in a variety of roles, lastly as Senior Vice President of the Merchant Acquiring Solutions group from 2006 until he joined the Company in 2010. Mr. Vizcarrondo serves as a member of the Banco Popular Foundation, and as president for the Puerto Rico American Football Alliance, a youth sports league. Mr. Vizcarrondo holds a Bachelor of Science in Management, with a concentration in Finance, from Tulane University.

Alberto López-Gaffney

Mr. López‑Gaffney, age 54, has served as Executive Vice President and Chief Strategy and Corporate Development Officer since March 2023. He initially oversaw mergers and acquisitions, and later in 2023 his responsibilities expanded to include strategy, marketing and communications. Prior to joining the Company, Mr. López‑Gaffney served as Chief Financial Officer of Despegar.com Corp., a publicly-listed online travel agency, from 2018 to 2023, where he led the company’s turnaround following the COVID‑19 crisis. Earlier in his career, Mr. López‑Gaffney spent approximately 20 years in investment banking at Morgan Stanley and Itaú BBA, serving as a Managing Director and Head of Latin America (excluding Brazil). He began his career as a management consultant at McKinsey & Company in Buenos Aires. Mr. López‑Gaffney holds a Master of Engineering degree, summa cum laude, from Universidad Católica Argentina and an MBA from Harvard Business School.

Other Information

The remaining information required by Part III, Item 10 will be included under the headings “Corporate Governance” and “Delinquent Section 16(a) Reports” (if applicable) in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2025 fiscal year and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Part III, Item 11 will be included under the headings “Compensation Discussion and Analysis” and “CEO Pay Ratio” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2025 fiscal year and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 will be included under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Director Compensation” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2025 fiscal year and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Part III, Item 13 will be included under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2025 fiscal year and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Part III, Item 14 will be included under the heading “Principal Accounting Fees and Services” in EVERTEC’s proxy statement, to be filed pursuant to Schedule 14 A within 120 days after the end of the 2025 fiscal year and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following consolidated financial statements of EVERTEC, Inc. together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8, Financial Statements and Supplementary Data:

•Reports of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
•Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule I—Parent Company Only Financial Statements
(3) Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of EVERTEC, Inc. (incorporated by reference to Exhibit 3.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on June 1, 2023)
3.2	Amended and Restated Bylaws of EVERTEC, Inc., dated as of May 25, 2023 (incorporated by reference to Exhibit 3.2 of EVERTEC, Inc’s Current Report on Form 8-K on June 1, 2023)
4.1	Form of common stock certificate of EVERTEC, Inc. (incorporated by reference to Exhibit 4.1 of EVERTEC, Inc.’s Annual Report on Form 10-K, filed on February 25, 2022)
4.2	Description of Registrant’s Securities
10.1#
Second Amended and Restated Master Service Agreement, dated as of July 1, 2022, among Popular, Inc., Banco Popular de Puerto Rico and EVERTEC Group, LLC and its subsidiaries (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 8-K, filed on July 1, 2022)

10.2#
Second Amended and Restated Independent Sales Organization Sponsorship and Services Agreement, dated as of July 1, 2022, between EVERTEC Group, LLC and Banco Popular de Puerto Rico (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K, filed on July 1, 2022)

10.3#
Credit Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and L/C issuers party thereto from time to time, and Truist Bank, as administrative agent, collateral agent, swingline lender and an L/C issuer (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022)

10.4#
First Amendment to Credit Agreement, dated as of October 30, 2023, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders party thereto from time to time, and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Current Report on Form 8-K filed on November 2, 2023)

10.5
Second Amendment to Credit Agreement, dated as of May 16, 2024, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and other persons party thereto, and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.5 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 3, 2025)

10.6
Third Amendment to Credit Agreement, dated as of November 26, 2024, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and other persons party thereto, and Truist Bank, as administrative agent (incorporated by reference to Exhibit 10.6 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 3, 2025)

10.7*	Fourth Amendment to Credit Agreement, dated as of August 12, 2025, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders and other persons party thereto, and Truist Bank, as administrative agent
10.8#
Fifth Amendment to Credit Agreement, dated as of November 25, 2025, among EVERTEC, Inc., EVERTEC Group, LLC, the lenders party thereto from time to time, and Truist Bank, as administrative agent, collateral agent, swingline lender and an L/C issuer (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc's Current Report on Form 8-k filed on November 25, 2025)

10.9
Collateral Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, each subsidiary loan party identified therein and Truist Bank, as collateral agent (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022)

10.10
Guarantee Agreement, dated as of December 1, 2022, among EVERTEC, Inc., EVERTEC Group, LLC, the loan parties identified on the signature pages thereof and Truist Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to EVERTEC, Inc.’s Current Report on Form 8-K filed on December 5, 2022)

10.11*#	Share Purchase Agreement, dated as of February 2, 2026, among Evertec Brasil Informática S.A., Totvs S.A., Dimensa S.A. and Evertec Group LLC
10.12+	EVERTEC, Inc. 2022 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on August 5, 2022)
10.13+*	Form of EVERTEC Group, LLC Executive Severance Policy
10.14+	Form of Indemnification Agreement by and among EVERTEC, Inc. and its directors (incorporated by reference to Exhibit 10.17 of EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 24, 2023)
10.15+
Amended and Restated Employment Agreement, dated as of February 24, 2022, between EVERTEC Group, LLC and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 8-K filed on February 24, 2022)

10.16+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to executive officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and the executive officer (incorporated by reference to Exhibit 10.1 of EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on April 28, 2023)

10.17+
Restricted Stock Unit Award Agreement (Acuerdo de Adjudicación de Unidades de Acciones Restringidas) for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and Daniel Brignardello [English translation] (incorporated by reference to Exhibit 10.26 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024)

10.18+
Restricted Stock Unit Award Agreement for grant of restricted stock units with cliff vesting under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023, by and between EVERTEC, Inc. and Daniel Brignardello (incorporated by reference to Exhibit 10.27 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024)

10.19+
Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla Cruz Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 24, 2023 (incorporated by reference to Exhibit 10.3 to EVERTEC, Inc.’s Current Report on Form 10-Q filed on May 2, 2024)

10.20+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated November 1, 2023, by and between EVERTEC, Inc. and Daniel Brignardello (incorporated by reference to Exhibit 10.30 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024)

10.21+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated November 1, 2023, by and between EVERTEC, Inc. and Claudio Prado [English translation] (incorporated by reference to Exhibit 10.25 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 3, 2025)

10.22+
Form of Restricted Stock Unit Award Agreement for the one-time special retention grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated December 6, 2023, between EVERTEC, Inc. and Morgan M. Schuessler, Jr. (incorporated by reference to Exhibit 10.31 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on February 29, 2024)

10.23+
Restricted Stock Unit Award Agreement for grant of restricted stock units under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 29, 2024, by and between EVERTEC, Inc. and Claudio Prado [English translation] (incorporated by reference to Exhibit 10.27 to EVERTEC, Inc.’s Annual Report on Form 10-K filed on March 3, 2025)

10.24+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for executive officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 29, 2024 (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Current Report on Form 10-Q filed on May 2, 2024)

10.25+
Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla Cruz Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 29, 2024 (incorporated by reference to Exhibit 10.2 to EVERTEC, Inc.’s Current Report on Form 10-Q filed on May 2, 2024)

10.26+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for executive officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 28, 2025, by and between EVERTEC, Inc. and the executive officer (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on May 8, 2025)

10.27+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla Cruz Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 28, 2025 (incorporated by reference to Exhibit 10.2 to EVERTEC. Inc’s Current Report on Form 10-Q filed on July 31, 2025)

10.28+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Karla Cruz Jusino under the EVERTEC, Inc. 2022 Incentive Award Plan, dated February 28, 2025 (incorporated by reference to Exhibit 10.3 to EVERTEC. Inc’s Current Report on Form 10-Q filed on July 31, 2025)

10.29+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units to directors under the EVERTEC, Inc. 2022 Incentive Award Plan, dated May 22, 2025, by and between EVERTEC, Inc. and the directors (incorporated by reference to Exhibit 10.1 to EVERTEC, Inc.’s Quarterly Report on Form 10-Q filed on July 31, 2025)

19.1*	Amended and Restated Insider Trading Policy
21.1*	Subsidiaries of EVERTEC, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Amended and Restated Clawback Policy
101.INS XBRL*	Inline XBRL Instance document– the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL*	Inline XBRL Taxonomy Extension Schema
101.CAL XBRL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

EVERTEC, Inc.

Date: March 2, 2026	By:	/s/ Morgan M. Schuessler, Jr.
Morgan M. Schuessler, Jr.
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morgan M. Schuessler, Jr.	Chief Executive Officer (Principal Executive	March 2, 2026
Morgan M. Schuessler, Jr.	Officer)

/s/ Karla Cruz-Jusino	Chief Financial Officer (Principal Financial and	March 2, 2026
Karla Cruz-Jusino	Accounting Officer)

/s/ Frank G. D’Angelo	Chairman of the Board	March 2, 2026
Frank G. D’Angelo

/s/ Iván Pagán	Director	March 2, 2026
Iván Pagán

/s/ Alan H. Schumacher	Director	March 2, 2026
Alan H. Schumacher

/s/ Kelly Barrett	Director	March 2, 2026
Kelly Barrett

/s/ Jorge A. Junquera	Director	March 2, 2026
Jorge A. Junquera

/s/ Aldo Polak	Director	March 2, 2026
Aldo Polak

/s/ Olga M. Botero	Director	March 2, 2026
Olga M. Botero

/s/ Brian J. Smith	Director	March 2, 2026
Brian J. Smith

/s/ Virginia Gambale	Director	March 2, 2026
Virginia Gambale

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EVERTEC, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income (loss) , changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

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
•For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
March 2, 2026
Stamp No. DLLP230-631
affixed to original.

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of EVERTEC, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of EVERTEC, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Juan, Puerto Rico
March 2, 2026
Stamp No. DLLP230-632
affixed to original.

EVERTEC, Inc. Consolidated Balance Sheets
(Dollar amounts in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$305,993	$273,645
Restricted cash	25,838	24,594
Accounts receivable, net	164,381	137,501
Settlement assets	26,098	31,942
Prepaid expenses and other assets	68,462	61,383
Total current assets	590,772	529,065
Debt securities available-for-sale, at fair value	3,202	913
Equity securities, at fair value	5,849	4,976
Investment in equity investees	30,120	29,472
Property and equipment, net	64,354	62,059
Operating lease right-of-use asset	38,218	10,131
Goodwill	891,992	726,901
Other intangible assets, net	553,082	430,885
Deferred tax asset	45,386	33,877
Derivative asset	—	4,338
Other long-term assets	20,321	24,994
Total assets	$2,243,296	$1,857,611
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$125,575	$124,553
Accounts payable	63,726	58,729
Contract liability	26,573	25,274
Income tax payable	3,218	8,981
Current portion of long-term debt	23,867	23,867
Short-term borrowings	10,000	—
Current portion of operating lease liability	5,878	6,229
Settlement liabilities	26,202	32,027
Total current liabilities	285,039	279,660
Long-term debt	1,053,030	925,062
Deferred tax liability	71,356	44,810
Contract liability - long term	47,032	55,003
Operating lease liability - long-term	33,305	4,924

Derivative liability	5,225	1,351
Other long-term liabilities	34,317	27,540
Total liabilities	1,529,304	1,338,350
Commitments and contingencies (Note 25)
Redeemable non-controlling interests	89,155	43,460
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 61,756,639 shares issued and outstanding at December 31, 2025 (December 31, 2024 - 63,614,077)	618	636
Additional paid-in capital	—	7,003
Accumulated earnings	687,696	599,608
Accumulated other comprehensive loss, net of tax	(66,708)	(134,723)
Total EVERTEC, Inc. stockholders’ equity	621,606	472,524
Non-controlling interest	3,231	3,277
Total equity	624,837	475,801
Total liabilities and equity	$2,243,296	$1,857,611

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Income and Comprehensive Income (Loss)
(Dollar amounts in thousands, except per share data)

	Years ended December 31,
	2025	2024	2023

Revenues	$931,818	$845,486	$694,709

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization shown below	469,128	406,416	336,756
Selling, general and administrative expenses	154,164	145,558	128,172
Depreciation and amortization	122,086	127,846	93,621
Total operating costs and expenses	745,378	679,820	558,549
Income from operations	186,440	165,666	136,160
Non-operating income (expenses)
Interest income	15,035	13,332	8,512
Interest expense	(68,278)	(74,733)	(32,321)
Gain (loss) on foreign currency remeasurement	592	(5,198)	(8,276)
Loss on foreign currency swap	—	—	(24,065)
Earnings from equity investees	5,094	4,298	4,976
Other income, net	15,492	16,261	367
Total non-operating expenses	(32,065)	(46,040)	(50,807)
Income before income taxes	154,375	119,626	85,353
Income tax expense	9,815	4,847	5,477
Net income	144,560	114,779	79,876
Less: Net income attributable to non-controlling interests	2,970	2,159	154
Net income attributable to EVERTEC, Inc.’s common stockholders	141,590	112,620	79,722
Other comprehensive income (loss), net of tax of $(1,678), $(519) and $(598)
Foreign currency translation adjustments	74,588	(152,851)	38,328
Loss on cash flow hedges	(6,593)	(74)	(3,618)
Unrealized gain (loss) on change in fair value of debt securities available-for-sale	20	(7)	(15)
Other comprehensive income (loss), net of tax	$68,015	$(152,932)	$34,695
Total comprehensive income (loss) attributable to EVERTEC, Inc.’s common stockholders	$209,605	$(40,312)	$114,417
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$2.22	$1.75	$1.23
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$2.20	$1.73	$1.21
The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Changes in Stockholders’ Equity
(Dollar amounts in thousands, except share data)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	64,847,233	$648	$—	$487,349	$(16,486)	$3,237	$474,748
Share-based compensation recognized	—	—	25,732	—	—	—	25,732
Repurchase of common stock	(1,009,653)	(10)	(20,943)	(15,143)	—	—	(36,096)
Restricted stock units delivered	448,627	4	(5,960)	—	—	—	(5,956)
Net income	—	—	—	79,722	—	154	79,876
Issuance of Common Stock	1,164,592	12	37,698	—	—	—	37,710
Cash dividends declared on common stock, $0.20 per share	—	—	—	(13,025)	—	—	(13,025)
Other comprehensive income	—	—	—	—	34,695	724	35,419
Balance at December 31, 2023	65,450,799	654	36,527	538,903	18,209	4,115	598,408
Share-based compensation recognized	—	—	30,275	—	—	—	30,275
Repurchase of common stock	(2,358,246)	(23)	(43,228)	(39,042)	—	—	(82,293)
Restricted stock units delivered	521,524	5	(9,975)	—	—	—	(9,970)
Net income (loss)	—	—	—	112,620	—	(367)	112,253
Cash dividends declared on common stock, $0.20 per share	—	—	—	(12,873)	—	—	(12,873)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(6,596)	—	—	—	(6,596)
Other comprehensive loss	—	—	—	—	(152,932)	(471)	(153,403)
Balance at December 31, 2024	63,614,077	636	7,003	599,608	(134,723)	3,277	475,801
Share-based compensation recognized	—	—	29,582	—	—	—	29,582
Repurchase of common stock	(2,331,064)	(23)	(28,549)	(40,721)	—	—	(69,293)
Restricted stock units delivered	473,626	5	(8,966)	—	—	—	(8,961)
Net income (loss)	—	—	—	141,590	—	(207)	141,383
Cash dividends declared on common stock, $0.20 per share	—	—	—	(12,781)	—		(12,781)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	930	—	—	—	930
Other comprehensive income	—	—	—	—	68,015	161	68,176
Balance at December 31, 2025	61,756,639	$618	$—	$687,696	$(66,708)	$3,231	$624,837

The accompanying notes are an integral part of these audited consolidated financial statements.

EVERTEC, Inc. Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$144,560	$114,779	$79,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,086	127,846	93,621
Amortization of debt issue costs and accretion of discount	4,689	4,739	2,307
Operating lease amortization	6,869	7,063	6,252
Loss on extinguishment of debt	—	—	1,433
Provision for expected credit losses and sundry losses	1,505	926	1,040
Deferred tax benefit	(24,153)	(26,726)	(16,144)
Share-based compensation	29,582	30,275	25,732
Earnings of equity investees	(5,094)	(4,298)	(4,976)
Dividends received from equity method investee	3,861	3,364	3,497
(Gain) loss on foreign currency remeasurement	(592)	5,198	8,276
Other, net	1,296	(1,423)	1,738
(Increase) decrease in assets:
Accounts receivable, net	(28,559)	(11,225)	(6,850)
Prepaid expenses and other assets	(1,725)	(865)	(16,862)
Other long-term assets	4,846	1,288	(5,383)
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(17,191)	(6,602)	46,523
Income tax payable	(8,425)	6,199	(6,631)
Contract liability	(8,248)	14,199	8,074
Operating lease liabilities	(7,374)	(7,359)	(5,723)
Other long-term liabilities	9,074	2,681	(4,606)
Total adjustments	82,447	145,280	131,318
Net cash provided by operating activities	227,007	260,059	211,194
Cash flows from investing activities
Additions to software	(68,165)	(63,044)	(63,524)
Acquisitions, net of cash acquired	(144,445)	(34,030)	(417,566)
Property and equipment acquired	(23,336)	(25,379)	(21,428)
Acquisition of available-for-sale debt securities	(2,391)	(793)	(962)
Investment in equity method investee	—	(2,000)	(5,500)
Other investing activities, net	101	6,964	1,048
Net cash used in investing activities	(238,236)	(118,282)	(507,932)
Cash flows from financing activities
Acquisition of redeemable non-contolling interest	(5,167)	—	—
Debt issuance and repricing costs	(1,425)	(1,215)	(10,481)
Proceeds from issuance of long-term debt	149,625	—	651,000
Net increase (decrease) in short-term borrowings	10,000	—	(20,000)
Repayments of short-terms borrowings for purchase of equipment and software	(2,163)	(2,479)	(7,175)
Dividends paid	(12,781)	(12,873)	(13,025)
Withholding taxes paid on share-based compensation	(8,961)	(9,970)	(5,956)
Repurchase of common stock	(69,293)	(82,293)	(36,096)
Repayment of long-term debt	(23,867)	(23,867)	(154,280)
Repayment of other financing agreements	(4,765)	(8,134)	(717)
Settlement activity, net	(112)	(8,641)	13,096
Other financing activities, net	(2,643)	(3,088)	—
Net cash provided by (used in) financing activities	28,448	(152,560)	416,366
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	16,261	(18,292)	8,439
Net increase (decrease) in cash, cash equivalents and restricted cash	33,480	(29,075)	128,067
Cash, cash equivalents, restricted cash, and cash included in settlement assets at beginning of the period	314,649	343,724	215,657
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$348,129	$314,649	$343,724
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

At contract inception, the Company evaluates whether the contract (i) is legally enforceable; (ii) approved by both parties; (iii) properly defines rights and obligations of the parties, including payment terms; (iv) has commercial substance; and (v) collection of substantially all consideration entitled is probable, before proceeding with the assessment of revenue recognition. If any of these requirements is not met, the contract does not exist for purposes of the model and any consideration received is recorded as a contract liability. A reassessment may be performed at a later date upon change in facts and circumstances. The Company also evaluates if contracts issued within a period of 6 months with the same customer should be accounted for as a single contract. The Company’s contracts with customers may be modified through amendments, change requests or waivers. Upon receipt, modifications of contracts with customers are evaluated to determine if these must be accounted for: (i) as a separate contract, (ii) a cumulative catch-up, or (iii) as a termination and creation of a new contract. Contract modifications must also comply with the requirements to determine if a contract with a customer exists for accounting purposes.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

EVERTEC, Inc. Notes to Consolidated Financial Statements
The Latin America Payments and Solutions segment provides financial institutions, government entities and other issuers services to process credit, debit and prepaid cards as well as licensed software solutions for risk and fraud management and card payment processing. Solutions revenues also consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature and digital collection; (b) resale of third-party cloud infrastructure services and (c) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage. Licensed software solutions are provided mainly as Software as a Service (“SaaS”) and on-premises perpetual licenses. Set-up fees related to SaaS are considered non-distinct from the license and accounted for as a single performance obligation. SaaS revenues are recognized over time while the customer benefits from the software. On-premises perpetual licenses require significant customization and development. Professional services provided for significant customizations and development are non-distinct from the license and accounted for as a single performance obligation, recognized over time during the development of the license. Hardware and software sales, and other services are recognized at a point in time when the control of the asset is transferred to the customer. Maintenance or support services are considered distinct and recognized over time in the amount in which the Company has right to consideration.

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

The Business Solutions segment consists of revenues from a full suite of business process management solutions. Revenue derived from core bank processing and other processing and transaction-based services are generally recognized over time in the amount in which the Company has right to consideration. Hosting services generally represent a series of distinct monthly increments that are substantially the same and have the same pattern of transfer. Professional services to enhance EVERTEC’s platforms are generally considered non-distinct from the hosting service and accounted for as a single performance obligation. Hosting services are generally recognized over time once in production throughout the term of the contract. Maintenance or support services are usually considered distinct and recognized over time in the amount in which the Company has right to consideration. Hardware and software sales are recognized at a point in time when the control of the asset is transferred to the customer. Indicators of transfer of control include the Company’s right to payment, or as the customer has legal title or physical possession of the asset. The Company may also provide professional services to enhance customer’s platforms or as IT consulting services by arranging for other parties to transfer the services (i.e., acting as an agent). For these contracts, revenue is recognized on a net basis.

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

Investment in Equity Investees

The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other

EVERTEC, Inc. Notes to Consolidated Financial Statements
factors are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost on the consolidated balance sheets, is adjusted to recognize the Company’s share of net income or losses of the investees as they occur. The Company’s share of the investees earnings or losses is recorded, net of taxes, within the earnings from equity investees in the consolidated statements of income and comprehensive income (loss). The Company tracks its share of cumulative earnings and distributions of its equity method investments. For purposes of classifying distributions received from equity method investments in the Company’s consolidated statements of cash flows, cumulative distributions are treated as returns on capital to the extent of cumulative earnings and included in the Company’s consolidated statements of cash flows as operating activities. Cumulative distributions in excess of the Company’s share of cumulative earnings are treated as returns of capital and included in the Company’s consolidated statements of cash flows as cash from investing activities. The Company’s consolidated revenues include fees for services provided to the investees accounted for under the equity method. On the acquisition of the investment, any difference between the cost of the investment and the amount of the underlying equity in net assets of the investees is required to be accounted as if the investee were a consolidated subsidiary. If the difference is assigned to depreciable or amortizable assets or liabilities, then the difference should be amortized or accreted in connection with the equity earnings based on the Company’s proportionate share of the investee’s net income or loss. If the investor is unable to relate the difference to specific accounts of the investee, the difference should be considered goodwill.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
Capitalization of Software

The Company develops software that is used in providing processing services to customers. Capitalized software includes purchased software and internally developed software and is recognized as software packages within other intangible assets, net in the consolidated balance sheets. Capitalization of internally developed software occurs only after the preliminary project stage is complete, management with applicable authority approves funding of the project, it is probable that the project will be completed, and the software will be used to perform the intended function. Tasks that are generally capitalized are as follows: (a) system design of a chosen path including software configuration and software interfaces; (b) employee costs directly associated with the internal-use computer software project; (c) software development (coding) and software and system testing and verification; (d) system installation; and (e) enhancements that add function and are considered permanent. These tasks are capitalized and amortized using the straight-line method over its estimated useful life, which range from three to ten years, and is included in depreciation and amortization in the consolidated statements of income and comprehensive income (loss).

The Company capitalizes interest costs incurred in the development of software. The amount of interest capitalized is an allocation of the interest cost incurred during the period required to substantially complete the asset. The interest rate for capitalization purposes is based on a weighted average rate on the Company’s outstanding borrowings. For the years ended December 31, 2025, 2024 and 2023, interest cost capitalized amounted to approximately $2.3 million, $3.4 million, and $2.7 million, respectively.

Software and Maintenance Contracts

Software and maintenance contracts are recorded at cost. The cost is recognized as prepaid expenses and amortized over the term of the related contract. The unamortized balance is included within prepaid expenses and other assets or other long-term assets depending on the contract terms. Amortization of software and maintenance contracts is computed using the straight-line method and their estimated useful lives based on the contract terms and are recognized in cost of revenues in the consolidated statements of income and comprehensive income (loss).

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to net assets acquired. Goodwill is not amortized, but is tested for impairment at least annually, or more often if events or circumstances indicate that the carrying value may not be recoverable.

The Company may first assess qualitative factors to determine whether it is more likely than not, that the fair value of the reporting unit is less than its carrying amount including goodwill, that is, a likelihood of more than 50 percent. The Company has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The Company may resume performing the qualitative assessment in any subsequent period. If determined necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the Company determines to perform a quantitative impairment test, a third-party may be engaged to prepare an independent valuation of each reporting unit being evaluated. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Additionally, the Company shall consider the income tax effect from any tax-deductible goodwill on the carrying amount of the reporting unit, if applicable, when measuring the goodwill impairment loss. For the years ended December 31, 2025, 2024 and 2023, no impairment losses associated with goodwill were recognized.

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

Income Tax

Income taxes are accounted for under the asset and liability method. A temporary difference refers to a difference between the tax basis of an asset or liability, determined based on recognition and measurement requirements for tax positions, and its reported amount in the financial statements that will result in taxable or deductible amounts in future years when the reported amount of the asset or liability is recovered or settled, respectively. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences and carryforwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income (loss) in the period that includes the enactment date. A deferred tax valuation allowance is established if it is considered more likely than not that all or a portion of the deferred tax asset will not be realized.

The Company recognizes the benefit of uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement or disposition of the underlying issue with the taxing authority. Accordingly, the amount of benefit recognized in the consolidated financial statements may differ from the amount taken or expected to be taken in the tax return resulting in unrecognized tax benefits (“UTBs”). The Company recognizes the interest and penalties associated with UTBs as part of the provision for income tax expense in the consolidated statements of income and comprehensive income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

All companies within EVERTEC are legal entities that file separate income tax returns.

Research and Development ("R&D") Tax incentives

The Company receives tax credits for qualifying research and development activities as defined by the government entities that award these credits for which it has the option to sell them to third parties, usually at a discount. The Company has elected to account for these transferable credits outside the scope of ASC 740, consistent with the accounting for refundable credits. As such, these R&D tax credits are recognized as part of other income (expenses) in the consolidated statements of income and comprehensive income (loss) when the Company has complied with the conditions specified by the requirements of the government entity and there is reasonable assurance that the credits will be received.

Cash and cash equivalents

Cash includes cash on hand and in banks. Cash equivalents consist of financial instruments available on demand or with original maturities of three months or less.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Restricted Cash

Restricted cash represents cash received on deposits from participating institutions of the ATH network that has been segregated for the development, growth and acceptance of the ATH brand. Also, restricted cash includes a reserve account for payment and transaction processing services to merchants. Amounts that guarantee the payment for deferred consideration of business combinations are also included as restricted cash. The restrictions of these accounts are based on contractual provisions entered into with third parties. This cash is maintained in separate accounts at financial institutions in Puerto Rico and Brazil.

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

Redeemable Non-controlling Interests

The Company records redeemable non-controlling interests ("RNCI") in consolidated subsidiaries that result from business acquisition transactions where the Company is granted the right to purchase ("Call Option") and the sellers are granted the right to sell to the Company ("Put Option") the remaining interest at the calculated redemption value and classifies them as mezzanine equity in the consolidated balance sheets as potential redemption is not solely within the Company's control. The acquired RNCI were initially measured at fair value at the acquisition date. The non-controlling interest is adjusted each reporting period for income (loss) attributable to the non-controlling interest and for any dividends declared. Additionally, on each reporting period, a measurement period adjustment, if any, is then recorded to adjust the non-controlling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value, but not if such adjustment would result in a redemption value less than the initial fair value of the redeemable noncontrolling interest. If and when applicable, these adjustments are recorded in equity and are not reflected in the accompanying consolidated statements of income and comprehensive income (loss).

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using prevailing rates of exchange at the end of the period. Revenues, expenses, gains and losses are translated using average rates for the period. The resulting foreign currency translation adjustment from operations for which the functional currency is other than the U.S. dollar is reported in accumulated other comprehensive income (loss), except for entities which operate in economies considered highly inflationary which are remeasured as if the functional currency were the reporting currency, therefore, foreign currency translation adjustments are recognized within the consolidated statement of income and not in other comprehensive income (loss). Gains and losses on transactions denominated in currencies other than the functional currencies are included in determining net income for the period in which exchange rates change.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

Note 2—Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In 2025, the Company adopted Accounting Standards Update ("ASU") 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard also requires further disaggregation of income taxes paid by federal, state, and foreign taxes, and by individual jurisdictions. Refer to Note 23 – Income Taxes for further information.

Recently issued accounting pronouncements not yet adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Disaggregation of Income Statement Expenses. This update enhances the disclosure requirements of a public business entity’s expenses. With this standard nearly all public business entities will disclose more information about the components of the expense captions than what is currently disclosed in the financial statements allowing investors to better understand the components of an entity’s expenses and assess an entity’s performance. This update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the updated disclosure requirements and impact that the standard will have on its consolidated financial statements upon implementation.

In May 2025, the FASB issued ASU 2025-03 Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity to update Business Combinations (Topic 805) and Consolidation (Topic 810). The amendments in this update require an entity involved in an acquisition transaction that include an exchange of equity interests when the acquiree is a variable interest entity to consider the factors in paragraphs 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer. The amendments in this update are effective for fiscal years beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures and will apply the updated guidance upon the effective date.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This update provides targeted improvements to hedge accounting under ASC 815. The update is intended to clarify aspects of hedge accounting guidance that stakeholders found difficult or unclear following ASU 2017‑12. The ASU also addresses incremental hedge‑accounting issues created during the transition away from LIBOR and other reference rate reforms. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures and will apply the updated guidance upon the effective date.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update was designed to clarify and improve the navigability of interim reporting requirements under ASC 270. Under this update, the fundamental nature of interim reporting does not change; instead, it organizes and clarifies what is already required. The ASU clarifies which entities are subject to ASC 270, specifies the form and content of interim financial statements, creates a comprehensive list of required interim disclosures, and adds a disclosure principle requiring entities to report events occurring after the latest annual period that have a material impact on the entity. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures and will apply the updated guidance upon the effective date.

Note 3– Business Acquisitions and Dispositions

On October 1, 2025, Evertec Brasil Informática S.A. (“Evertec BR”), a wholly-owned subsidiary of EVERTEC, Inc., completed the previously announced purchase of 75% of the share capital of Tecnobank Tecnologia Bancária S.A. (“Tecnobank”). Tecnobank is a fintech vendor in Brazil’s digital vehicle financing contract registration sector. The aggregate purchase price for the shares was BRL$791 million or approximately USD$150 million. This transaction enhances the Company's existing product offerings.

The Company accounted for this transaction as a business combination, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date. In accordance with ASC 805-10-25-15, the Company is allowed a period, not to exceed 12 months from the acquisition date, to adjust the provisional amounts recognized for a business combination. The preliminary estimated acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$4,784
Accounts receivable, net	2,571
Prepaid expenses and other assets	7,604
Property and equipment, net	298
Long-term deferred tax asset	4,651
Other intangible assets, net	126,875
Other long-term assets	118
Accounts payable	(469)
Accrued liabilities	(3,829)
Income tax payable	(8,617)
Contract liability	(64)
Deferred tax liability	(43,137)
Other long-term liabilities	(12,202)
Total identifiable net assets	78,583
Redeemable noncontrolling interests	(53,569)
Goodwill	123,808
Total purchase consideration	$148,822

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$26,315	15
Trademark	6,579	10
Software packages	93,981	10
Total	$126,875	11

The results of operations for Tecnobank were not material to the Company's consolidated statement of income and comprehensive income (loss) for the year ended December 31, 2025.

On October 31, 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Grandata, Inc ("Grandata"). Grandata is a data analytics company operating in Mexico that specializes in leveraging behavioral data to provide credit risk insights, with a focus on underbanked populations. The aggregate purchase price was $33.3 million and the acquisition enhances the Company's existing product offerings. The Company accounted for this transaction as a business combination. The purchase price allocation is as follows:

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

On November 19, 2024, the Company signed and closed an agreement to acquire 100% of the share capital of Nubity, Inc ("Nubity"). Nubity is a cloud services provider based in Mexico, specializing in AWS cloud infrastructure management, DevOps, and cloud-native application solutions for clients across Latin America. The aggregate purchase price was $11.4 million and the acquisition enhances the Company's existing product offering.

The Company accounted for this transaction as a business combination and, in accordance with ASC 805-10-25-15, the Company is allowed a period, not to exceed 12 months from the acquisition date, to adjust the provisional amounts recognized for a business combination. The Company received net assets with a value of $0.3 million and identified intangible assets other than goodwill for which a portion of the purchase price must be allocated. The purchase price was allocated to the following intangible assets: $4.4 million to customer relationships and $0.4 million to trademarks. Goodwill in connection with this transaction is approximately $7.8 million, after recording deferred tax liabilities of approximately $1.4 million in connection with the intangible assets recognized.

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$4,370	15
Trademark	365	3
Total	$4,735	14

EVERTEC, Inc. Notes to Consolidated Financial Statements
Goodwill in connection with the Tecnobank, Grandata and Nubity acquisitions is attributable to the Latin America Payments and Solutions segment, refer to Note 12- Goodwill for further details. Currently, none of the goodwill is deductible for income tax purposes.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

EVERTEC, Inc. Notes to Consolidated Financial Statements
Company has presence and the assembled workforce. Currently, a portion of goodwill related to previous Sinqia acquisitions is deductible for income tax purposes on a statutory basis.

The following unaudited pro forma information shows the Company's results of operations for the years ended December 31, 2023 as if the Sinqia Transaction had occurred on January 1, 2023. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the Sinqia acquisition had occurred as of that date. The unaudited proforma financial information reflects the effects of applying the Company's accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sinqia. This is not intended to be a projection of future results or performance and actual results might materially differ.

Year ended
(In thousands)	December 31, 2023
Total revenues	$805,152
Net income	85,344

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

	Year ended on December 31, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$215	$9,611	$—	$8,361	$18,187
Products and services transferred over time	148,707	333,287	189,913	241,724	913,631
	$148,922	$342,898	$189,913	$250,085	$931,818

	Year ended on December 31, 2024
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$240	$4,558	$—	$7,773	$12,571
Products and services transferred over time	139,103	277,110	180,500	236,202	832,915
	$139,343	$281,668	$180,500	$243,975	$845,486

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Year ended on December 31, 2023
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$394	$5,766	$—	$8,911	$15,071
Products and services transferred over time	135,579	163,644	162,366	218,049	679,638
	$135,973	$169,410	$162,366	$226,960	$694,709

The Company has revenue concentration with Popular, revenues as a percentage of total revenues, were 29%, 31% and 35%, for the years ended December 31, 2025, 2024 and 2023, respectively. Accounts receivable from Popular as of December 31, 2025 and December 31, 2024 amounted to $41.4 million and $37.5 million, respectively.

The Company enters into collaborative arrangements aimed at growing the Company’s merchant relationships. These arrangements are accounted for under ASC 606 as required by ASC 808 Collaborative Arrangements and are included as part of the Company’s Merchant Acquiring segment and Latin America Payments and Solutions segment. For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue amounting to $142.6 million, $130.8 million, and $114.9 million, respectively, for these arrangements.

Refer to Note 26 - Segment Information for further information, including revenue by products and services the Company provides and the geographic regions in which the Company operates.

Contract balances

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the Company becomes unconditional (i.e., the Company has a present right to payment). The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the consolidated balance sheets. Contract assets at December 31, 2025 and 2024 amounted to $13.9 million and $11.4 million, respectively.

Contract liability and Contract liability- Long term, at December 31, 2025 amounted to $26.6 million and $47.0 million, respectively. Contract liability and Contract liability- Long term amounted to $25.3 million and $55.0 million at December 31, 2024, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees invoiced in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the Popular Transaction in fiscal year 2022. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the year ended December 31, 2025, the Company recognized revenue of $29.1 million that was included in contract liability, at December 31, 2024. During the year ended December 31, 2024, the Company recognized revenue of $28.8 million that was included in contract liability at December 31, 2023.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements

The Company also applies the practical expedient for variable consideration when the variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at December 31, 2025 is $748.8 million, which is expected to be recognized over the next 6 years. The Company expects to recognize approximately 35% of the remaining performance obligations over the next 12 months, approximately 30% over the next 13 to 24 months, and the balance thereafter.

Note 5—Cash and Cash Equivalents

At December 31, 2025 and 2024, the Company’s cash and cash equivalents amounted to $331.8 million and $298.2 million, respectively, which are deposited in financial institutions. Of the total cash balance at December 31, 2025 and 2024, $266.8 million and $226.7 million, respectively, reside in subsidiaries located outside of Puerto Rico. At December 31, 2025 and 2024 the Company also had cash and cash equivalents included in settlement assets amounting to $16.3 million and $16.4 million, respectively. Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement is as follows:

	December 31,
(In thousands)	2025	2024	2023
Reconciliation of cash, cash equivalents, restricted cash, and cash included in settlement assets
Cash and cash equivalents	$305,993	$273,645	$295,600
Restricted cash	25,838	24,594	23,073
Cash and cash equivalents included in settlement assets	16,298	16,410	25,051
Cash, cash equivalents, restricted cash, and cash included in settlement assets	$348,129	$314,649	$343,724

Refer to Note 7 - Settlement Assets and Liabilities for additional information regarding settlement assets and settlement liabilities.

Note 6 – Supplemental Statement of Cash Flow Information

Supplemental statement of cash flow information is as follows:

	December 31,
(In thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	64,370	71,999	32,147
Cash paid for income taxes	36,903	24,583	36,247
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	4,580	2,343	1,964
Right-of-use assets obtained in exchange for operating lease liabilities	34,369	3,920	—
Non-cash investing activities
Capital contribution in-kind to investment in equity investee	—	6,000	—
Trade-in of equipment	—	2,193	—
Non-cash financing activities
Payable due to vendor related to licenses acquired	—	—	7,403
Dividends declared on redeemable non-controlling interests	4,976	2,898	—
Non-cash financing and investing activities
Common stock exchanged for the acquisition of a business	—	—	37,710

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 7 - Settlement Assets and Liabilities

The principal components of the Company's settlement assets and liabilities were as follows:

	December 31,
(In thousands)	2025	2024
Settlement assets
Cash and cash equivalents	$16,298	$16,410
Accounts receivable	9,800	15,532
Total settlement assets	$26,098	$31,942
Settlement liabilities
Accounts payable	$26,202	$32,027
Total settlement liabilities	$26,202	$32,027

Note 8 —Accounts Receivable and Allowance for Current Expected Credit Losses

Accounts receivable, net consisted of the following:

	December 31,
(In thousands)	2025	2024
Trade	$162,805	$138,230
Other	4,784	2,127
Less: allowance for current expected credit losses	(3,208)	(2,856)
Accounts receivable, net	$164,381	$137,501

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
ability of customers to settle the receivables by applying a country risk premium as the forward-looking macroeconomic factor. Specific reserves are established for certain customers for which collection is doubtful.

Rollforward of the Allowance for Current Expected Credit Losses

The activity in the allowance for current expected credit losses on trade receivables was as follows:

(In thousands)	December 31, 2025	December 31, 2024
Balance at the beginning of the period	$2,856	$4,010
Current period provision for expected credit losses	727	921
Write-offs	(379)	(2,088)
Recoveries of amounts previously written-off	4	13
Balance at the end of the period	$3,208	$2,856

The Company does not have a delinquency threshold for writing-off trade receivables. The Company has a formal process for the review and approval of write-offs.

Impairment losses on trade receivables are presented as net impairment losses within cost of revenues, exclusive of depreciation and amortization in the consolidated statements of income and comprehensive income (loss). Subsequent recoveries of amounts previously written-off are credited against the allowance for expected current credit losses within accounts receivable, net on the consolidated balance sheets.

Note 9—Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following:

	December 31,
(In thousands)	2025	2024
Prepaid cloud computing arrangement fees	12,923	9,068
Contract asset	11,351	7,984
Deferred project costs	10,647	7,414
Prepaid income taxes	10,485	14,081
Software licenses and maintenance contracts	8,175	8,115
Taxes, other than income	4,848	4,344
Insurance	2,371	2,737
Guarantee deposits	1,257	872
Postage	881	2,327
Other	5,524	4,441
Prepaid expenses and other assets	$68,462	$61,383

EVERTEC, Inc. Notes to Consolidated Financial Statements
Note 10—Investment in Equity Investees

Consorcio de Tarjetas Dominicanas, S.A. (“CONTADO”) is one of the largest merchant acquirers and ATM network in the Dominican Republic. The Company uses the equity method of accounting to account for its equity interest in CONTADO. As a result of the acquisition in 2011 of CONTADO’s 19.99% equity interest, the Company calculated an excess cost of the investment in CONTADO over the amount of underlying equity in net assets of approximately $9.0 million, which was mainly attributed to customer relationships, trademark, and goodwill intangibles. The Company’s excess basis allocated to amortizable assets is recognized on a straight-line basis over the lives of the appropriate intangibles. Amortization expense for the year ended December 31, 2023 amounted to approximately $0.1 million and was recorded within earnings of equity method investments in the consolidated statements of income and comprehensive income (loss). For the years ended December 31, 2025 and 2024 there was no amortization expense as intangibles were fully amortized in the second quarter of 2023. The Company recognized $5.3 million, $5.0 million, and $5.0 million as earnings from equity investees in the consolidated statements of income and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company received $3.9 million, $3.4 million, and $3.5 million respectively, in dividends from CONTADO.

In the third quarter of 2023, the Company, through its wholly-owned subsidiary EVERTEC Costa Rica, S.A. ("EVERTEC CR"), entered into an agreement with a corporate partner to jointly develop and provide payment services in the Latin America region. The services are provided through a newly formed entity which both entities contributed capital to form. The Company has a 21.26% equity interest in the newly formed entity and uses the equity method of accounting to account for this equity interest. During the year ended December 31, 2024, the Company contributed cash and nonfinancial assets amounting to $2.0 million and $6.0 million, respectively. No additional contributions were made during the year ended December 31, 2025. For the years ended December 31, 2025 and 2024 the Company recognized losses of $0.2 million and $0.7 million, respectively within earnings from equity investees in the consolidated statements of income and comprehensive income (loss).

Both equity method investments' fiscal years end on December 31 and are reported in the consolidated statements of income and comprehensive income (loss) for the period subsequent to the acquisition date on a one-month lag. No significant events occurred in the operations subsequent to November 30, 2025 that would have materially affected the Company’s reported results.

Note 11—Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful life in years	December 31,
(Dollar amounts in thousands)		2025	2024
Buildings	30	$2,202	$2,105
Data processing equipment	3 - 5	163,160	189,172
Furniture and equipment	3 - 10	9,285	10,413
Leasehold improvements	5 - 10	4,737	5,059
		179,384	206,749
Less—accumulated depreciation and amortization		(116,558)	(146,185)
Depreciable assets, net		62,826	60,564
Land		1,528	1,495
Property and equipment, net		$64,354	$62,059

Depreciation and amortization expense related to property and equipment was $22.3 million, $22.3 million, and $21.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 12—Goodwill

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows:

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2023	$160,972	$452,597	$138,121	$40,010	$791,700
Measurement period adjustment for prior year acquisitions	—	(1,352)	—	—	(1,352)
Goodwill attributable to acquisitions	—	20,621	—	—	20,621
Foreign currency translation adjustments	—	(84,068)	—	—	(84,068)
Balance at December 31, 2024	160,972	387,798	138,121	40,010	726,901
Measurement period adjustment for prior year acquisitions	—	925	—	—	925
Goodwill attributable to acquisition	—	123,808	—	—	123,808
Foreign currency translation adjustments	—	40,358	—	—	40,358
Balance at December 31, 2025	$160,972	$552,889	$138,121	$40,010	$891,992

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

The estimated fair value of the reporting units is computed using a combination of an income approach and a market approach. The income approach involves projecting the cash flows that the reporting unit is expected to generate and converting these cash flows into a present value equivalent through discounting. Significant estimates and assumptions used in the cash flow projection include, among others, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, and the selection of discount rates. Internal projections are based on the Company’s historical experience and estimated future business performance. The discount rate used is based on the weighted-average cost of capital, which reflects the rate of return expected to be earned by market participants and the estimated cost to obtain long-term debt financing. The market approach estimates the value of a reporting unit by using multiples of revenue and EBITDA based on guideline of publicly traded companies. Valuation using the market approach requires management to make assumptions related to EBITDA multiples. Comparable businesses are selected based on the market in which the reporting units operate, considering size, profitability, and growth. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the fair value does not exceed the carrying value, an impairment loss equaling the excess amount is recorded, limited to the recorded balance of goodwill. For the 2025 annual impairment test the qualitative assessment was followed for all the Company reporting units. The Company performed a quantitative assessment as of August 31, 2024 for the Latin America Payments and Solutions reporting unit and performed a qualitative assessment for the Payments Services - Puerto Rico & Caribbean, Merchant Acquiring, net and Business Solutions reporting units. Based on the analysis performed as of August 31, 2025 and August 31, 2024, the fair value of the reporting units exceed the carrying amounts of the reporting units. No impairment losses were recorded in 2025, 2024 or 2023. Refer to Note 3 - Business Acquisitions and Dispositions for further details of goodwill acquired in 2025, 2024 and 2023.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 13—Other Intangible Assets, Net
The carrying amount of other intangible assets consisted of the following:

	Useful life in years	December 31, 2025
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$556,914	$(385,144)	$171,770
Trademark	3 - 15	95,573	(58,464)	37,109
Software packages	3 - 10	579,657	(237,571)	342,086
Non-compete agreement	5	3,573	(1,456)	2,117
Other intangible assets, net		$1,235,717	$(682,635)	$553,082

	Useful life in years	December 31, 2024
(In thousands)		Gross amount	Accumulated amortization	Net carrying amount

Customer relationships	5 - 20	$533,203	$(374,474)	$158,729
Trademark	3 - 15	84,008	(48,204)	35,804
Software packages	3 - 10	515,404	(281,550)	233,854
Non-compete agreement	5	3,194	(696)	2,498
Other intangible assets, net		$1,135,809	$(704,924)	$430,885

Amortization expense related to intangibles, including software packages, was $99.8 million, $105.5 million, and $72.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense related to software packages was $46.5 million, $39.2 million, and $31.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated amortization expense of balances outstanding at December 31, 2025 for the next years and thereafter are as follows:

(In thousands)
2026	$126,158
2027	109,389
2028	89,119
2029	62,321
2030	49,247
Thereafter	116,848

Note 14—Other Long-Term Assets

Other long-term assets consisted of the following:

	December 31,
(In thousands)	2025	2024
Software maintenance contracts	$11,865	$10,037
Deferred costs	2,889	6,860
Contract assets	2,590	3,458
Guarantees	1,459	3,037
Deferred-issuance costs - revolving credit facility	1,053	1,602
Lease receivables	465	—
Other long-term assets	$20,321	$24,994

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 15—Debt and Short-Term Borrowings

Total debt was as follows:

	December 31,
(In thousands)	2025	2024
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin (1)(2))	$403,770	$426,602
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin (1)(3))	673,127	522,327
Revolving Facility(4)	10,000	—
Deferred consideration from business combinations	6,175	9,895
Note payable due on September 1, 2030(1)	5,808	6,519
Total debt	$1,098,880	$965,343

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to minimum rate (“SOFR floor”) of 0.00% plus applicable margin of 1.75% at December 31, 2025 and 2.00% at December 31, 2024.
(3)Subject to SOFR floor of 0.50% plus applicable margin of 2.25% at December 31, 2025 and an applicable margin of 2.75% at December 31, 2024.
(4)Subject to a Prime rate of 6.75% plus applicable margin of 0.75% at December 31, 2025.

The following table presents contractual principal payments for the next five years:

(In thousands)
2026	$23,867
2027	381,870
2028	—
2029	—
2030	690,000

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for (i) a $415.0 million term loan A facility (the “TLA Facility”) that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027 (the “Credit Agreement”). Under the Revolving Facility the Company may request up to $20.0 million as part of the swingline, which consists of short-term borrowings, that allows the Company to obtain same-day, short-duration advances to address immediate liquidity needs. On October 30, 2023, EVERTEC and EVERTEC Group entered into a first amendment to the Credit Agreement with a syndicate of lenders and Truist, as administrative agent and collateral agent, providing for (i) additional term A loans in the amount of $60.0 million and a new tranche of term loan B commitments in the amount of $600.0 million maturing October 30, 2030 (the “TLB Facility”). On May 16, 2024, November 26, 2024 and August 12, 2025, EVERTEC and EVERTEC Group entered into second, third and fourth amendments to its Credit Agreement, each providing for a pricing reduction to its TLB Facility. On November 25, 2025, EVERTEC and EVERTEC Group entered into the fifth amendment to its Credit Agreement which provides for an additional $150.0 million under its TLB facility. Unless otherwise indicated, the terms and conditions detailed below apply to both TLA Facility and TLB Facility (together, the “Term Loan Facilities”).

Scheduled Amortization Payments

The TLA Facility amortizes in equal quarterly installments at an amount equal to (a) initially, $5,966,720.78 per quarter and (b) for any installment payments to be made in the calendar year ending 2027, $8,950,081.17 per quarter, with the balance payable on the 2022 credit facilities maturity dates. The TLB Facility amortizes in equal quarterly at a rate equal to 1% per calendar year, with the balance payable on the Term Loan B Maturity Date. Any optional prepayments of the Term Loan Facilities can be applied to the remaining installments. The Revolving Credit Facility terminates on the 2022 credit facilities maturity dates, and loans thereunder may be borrowed, repaid and reborrowed prior thereto.

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

Interest

With respect to the 2022 Facilities and the Incremental TLA Facility, the interest rates under the Credit Facilities denominated in U.S. Dollars, are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio or (b) the ABR plus an applicable margin of 0.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 0.75%, 1.00%, 1.25% or 1.50% per annum) based upon the Company’s total net leverage ratio. Swingline provision incurs interest at the U.S. Federal Prime Rate. Borrowings under the Revolving Facility that are denominated in a currency other than Dollars will bear interest at the Alternative Currency Rate for the Interest Period in effect for such borrowing plus an applicable margin of 1.50% per annum, which applicable margin is subject to four 25 bps step-ups (i.e. 1.75%, 2.00%, 2.25% or 2.50% per annum) based upon the Company’s total net leverage ratio.

With respect to the New TLB Facility, the interest rates are based on, at EVERTEC Group’s option (a) the Adjusted Term SOFR, which means SOFR plus 10 basis points, for the Interest Period in effect for such borrowing plus an applicable margin of 2.25% per annum or (b) the ABR plus an applicable margin of 1.25% per annum.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

The unpaid principal balance at December 31, 2025 of the TLA Facility and TLB Facility were $405.7 million and $690.0 million. The additional borrowing capacity for the Revolving Facility at December 31, 2025 was $184.4 million. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility. At December 31, 2025, there were borrowings of $10.0 million outstanding under the revolving credit facility, none at December 31, 2024.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At December 31, 2025 and December 31, 2024, the unpaid principal balance of these agreements amounted to $6.2 million and $9.9 million, respectively. Obligations bear interest at rates ranging from 8.2% to 12.9% with maturities ranging from January 2026 through March 2027. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheets.

Notes payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest rate of 6.9%. As of December 31, 2025, the outstanding principal balance of the note payable on a discounted basis was $5.8 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's consolidated balance sheets.

Interest Rate Swaps

As of December 31, 2025, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company’s Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying consolidated statements of income and comprehensive income (loss).

Swap Amendment	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

As of December 31, 2025, the carrying amount of the derivatives included on the Company’s consolidated balance sheets was a liability of $5.2 million. As of December 31, 2024, the carrying amount of the derivatives included on the Company's

EVERTEC, Inc. Notes to Consolidated Financial Statements
consolidated balance sheets was an asset $4.3 million and a liability of $1.4 million. The fair value of this derivative is estimated using Level 2 inputs in the fair value hierarchy on a recurring basis.

During the years ended December 31, 2025, 2024 and 2023, the Company reclassified gains of $2.6 million, $8.1 million and $5.6 million, respectively, from accumulated other comprehensive loss into interest expense. Based on expected SOFR rates, the Company expects to reclassify losses of $1.9 million from accumulated other comprehensive loss into interest expense over the next 12 months. Refer to Note 16 - Financial Instruments and Fair Value Measurements for tabular disclosure of the fair value of derivatives and to Note 19 - Equity for tabular disclosure of gains (losses) recorded on cash flow hedging activities.

At December 31, 2025, the cash flow hedges are considered highly effective.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following table summarizes fair value measurements by level at December 31, 2025 and 2024, for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level 2	Level 3	Measured at NAV	Total
December 31, 2025
Financial assets:
Debt securities AFS	$3,202	$—	$—	$3,202
Equity securities	—	—	5,849	5,849
Financial liabilities:
Interest rate swaps	5,225	—	—	5,225
December 31, 2024
Financial assets:
Debt securities AFS	1,807	—	—	1,807
Equity securities	—	—	4,976	4,976
Interest rate swaps	4,338	—	—	4,338
Financial liabilities:
Interest rate swap	1,351	—	—	1,351

Debt Securities Available for Sale ("AFS")

Costa Rica government obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. During the years ended December 31, 2025 and 2024, the Company acquired $2.4 million and $0.8 million, respectively, in available-for-sale debt securities. Debt securities amounting to $1.0 million and $1.1 million matured during 2025 and 2024, respectively. No debt securities were sold during the years ended December 31, 2025 and 2024. A provision for credit losses was not required for either December 31, 2025 or 2024. Debt securities that mature in less than 12 months are included in Prepaid and other assets on the consolidated balance sheet.

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

Equity Securities Measured at Net Asset Value (NAV)

At December 31, 2025 and 2024, the Company holds mutual funds classified as equity securities on the Company's consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value, as applicable, and estimated fair values for financial assets and liabilities at December 31, 2025 and 2024:

EVERTEC, Inc. Notes to Consolidated Financial Statements

	December 31,
	2025		2024
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	$403,770	$405,737	$426,602	$433,890
2030 Term B Loan Facility	$673,127	$690,000	$522,327	$545,400
Revolving Facility	$10,000	$10,000	$—	$—

The fair values of the term loans and the revolving facility at December 31, 2025 and 2024 was obtained using the prices provided by third-party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not measured at fair value in the balance sheet.

The Company’s financial assets and liabilities not measured at fair value are cash, short-term investments, accounts receivable, accounts payable, and deferred consideration for business combinations. The carrying values of these instruments approximate fair value.

Note 17—Other Long-Term Liabilities

As of December 31, 2025, other long-term liabilities mainly consist of an uncertain tax position of $3.0 million, long-term portion of notes payable of $4.3 million, deferred consideration for business combinations of $2.2 million, estimated liabilities of $5.0 million, estimated liabilities assumed in business combinations of $11.0 million and other long-term liabilities of $8.8 million.

As of December 31, 2024, other long-term liabilities mainly consist of an uncertain tax position of $5.1 million, long-term portion of notes payable of $6.5 million, deferred consideration for business combinations of $5.5 million, estimated liabilities of $6.5 million and other long-term liabilities of $3.9 million.

Note 18—Redeemable Non-controlling Interests

At December 31, 2025, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option. The following table summarizes the terms of the issued options:

EVERTEC, Inc. Notes to Consolidated Financial Statements

	Percentage of redeemable noncontrolling interest	Earliest exercise date	Formula of redemption value

Rosk Software S.A.	49%	March 15, 2026	Variable multiple of net sales dependent upon EBITDA margin attained plus net debt times percentage of ownership
Compliasset Software e Solucoes Digitais LTDA.	40%	March 15, 2026	Variable multiple of net sales dependent upon EBITDA margin attained plus working capital, plus net debt times percentage of ownership
Lote45 Participacoes S.A.	48%	January 1, 2027	Variable multiple of net sales dependent upon EBITDA margin attained plus net debt minus BRL$10.0 million times percentage of ownership
Tecnobank Tecnologia Bancária S.A.	25%	April 30, 2029	Variable multiple of net sales dependent upon EBITDA margin less net debt at the payment date times percentage of ownership

Given certain provisions within the options, the Company has classified the RNCI as mezzanine equity on the Company's consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI for the year ended December 31, 2025:

(In thousands)	Redeemable noncontrolling interests
Balance at December 31, 2024	$43,460
Fair value of redeemable non-controlling interest at acquisition date	53,569
Net income attributable non-controlling interests	3,177
Acquisition of shares from non-controlling interest	(7,276)
Adjustment of redeemable non-controlling interests to redemption value	1,180
Dividends declared on redeemable non-controlling interests	(4,976)
Foreign currency translation adjustments	21
Balance at December 31, 2025	$89,155

The following table presents changes in RNCI for the year ended December 31, 2024:

(In thousands)	Redeemable noncontrolling interests
Balance at Balance at December 31, 2023	$36,968
Net income attributable non-controlling interests	2,535
Adjustment of redeemable non-controlling interests to redemption value	6,596
Distributions from redeemable non-controlling interests	(294)
Dividends declared on redeemable non-controlling interests	(2,898)
Foreign currency translation adjustments	553
Balance at December 31, 2024	$43,460

EVERTEC, Inc. Notes to Consolidated Financial Statements

Note 19—Equity

The Company is authorized to issue up to 206,000,000 shares of common stock of $0.01 par value. At December 31, 2025 and 2024, the Company had 61,756,639 and 63,614,077 shares outstanding, respectively. The Company is also authorized to issue 2,000,000 shares of $0.01 par value preferred stock. As of December 31, 2025 and 2024, no shares of preferred stock have been issued.

On September 12, 2023, the Company formally registered a Brazilian Depositary Receipts program with the Brazilian securities and exchange commission, in order to have securities backed by Evertec shares trading in the B3, the Brazilian stock exchange. At December 31, 2025, 2024 and 2023, the Company had 1,164,592 shares trading in the B3.

Stock Repurchase

In 2025, 2024 and 2023, the Company repurchased a total of 2.3 million, 2.4 million, and 1.0 million shares, respectively, at a cost of $69.3 million, $82.3 million and $36.1 million, respectively. The Company funded such repurchases with cash on hand and borrowings from the existing revolving credit facility. All repurchased shares in the years ended December 31, 2025, 2024 and 2023 were retired.

Dividends

The Company pays a regular quarterly dividend on common stock, subject to the declaration thereof by the Board of Directors (“Board”) each quarter. Any declaration and payment of future dividends to holders of the common stock will be at the discretion of the Board and will depend on many factors, including the financial condition, earnings, available cash, business opportunities, legal requirements, restrictions in our debt agreements and other contracts, capital requirements, level of indebtedness and other factors that the Board deems relevant. The Company’s dividend activity in 2025 and 2024 was as follows:

Declaration Date	Record Date	Payment Date	Dividend per share
February 20, 2025	March 3, 2025	March 21, 2025	0.05
May 2, 2025	May 13, 2025	June 6, 2025	0.05
July 24, 2025	August 4, 2025	September 5, 2025	0.05
October 23, 2025	November 3, 2025	December 5, 2025	0.05
February 15, 2024	February 27, 2024	March 15, 2024	0.05
April 18, 2024	April 29, 2024	June 7, 2024	0.05
July 18, 2024	July 29, 2024	September 6, 2024	0.05
October 17, 2024	October 28, 2024	December 6, 2024	0.05

EVERTEC, Inc. Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances comprising accumulated other comprehensive loss for the years ended December 31, 2025 and 2024:

	Foreign Currency Translation Adjustments	Cash Flow Hedge	Unrealized Gains on Debt Securities AFS	Total
Balance - December 31, 2023, net of tax	$14,847	$3,336	$26	$18,209
Other comprehensive income (loss) before reclassifications	(152,851)	8,008	(7)	(144,850)
Effective portion reclassified to net income	—	(8,082)	—	(8,082)
Balance - December 31, 2024, net of tax	(138,004)	3,262	19	(134,723)
Other comprehensive income (loss) before reclassifications	74,588	(4,037)	20	70,571
Effective portion reclassified to net income	—	(2,556)	—	(2,556)
Balance - December 31, 2025, net of tax	$(63,416)	$(3,331)	$39	$(66,708)

Note 20—Share-based Compensation

Long-Term Incentive Plan (“LTIP”)

During the three months ended March 31, 2023, 2024 and 2025, the Compensation Committee (the “Compensation Committee”) of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2023 LTIP, 2024 LTIP and 2025 LTIP, respectively, all under the terms of the Company’s 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the award agreements. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date. Time-based awards generally vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 24 of each year for the 2023 LTIP, February 28 of each year for the 2024 LTIP and February 28 of each year for the 2025 LTIP. In 2023, 2024 and 2025 the Company also granted time-based awards with a three year service vesting period which will cliff vest on February 24, 2026, February 28, 2027 and February 28, 2028, respectively.

For the performance-based awards under the 2023 LTIP, 2024 LTIP, and 2025 LTIP, the Compensation Committee established adjusted earnings before interest, income taxes, depreciation, and amortization (“Adjusted EBITDA”) as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return (“TSR”) performance modifier. The Adjusted EBITDA measure is based on annual Adjusted EBITDA targets and can result in a payout between 0% and 200%, depending on the performance level. The TSR modifier adjusts the shares earned based on the Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 24, 2026 for the 2023 LTIP, February 28, 2027 for the 2024 LTIP and February 28, 2028 for 2025 LTIP. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following table summarizes the nonvested RSUs activity for the years ended December 31, 2025, 2024 and 2023:

Nonvested RSUs	Shares	Weighted average grant date fair value
Nonvested at December 31, 2022	1,363,780	$38.96
Granted	1,072,494	37.53
Vested	(608,800)	36.92
Forfeited	(28,462)	39.46
Nonvested at December 31, 2023	1,799,012	39.42
Granted	1,161,455	36.76
Vested	(791,833)	39.25
Forfeited	(164,370)	36.01
Nonvested at December 31, 2024	2,004,264	38.71
Granted	856,615	39.13
Vested	(710,439)	39.69
Forfeited	(115,814)	38.62
Nonvested at December 31, 2025	2,034,626	$38.59
Share-based compensation recognized was as follows:

	Years ended December 31,
(In thousands)	2025	2024	2023
Share-based compensation recognized, net
RSUs	$29,582	$30,275	$25,732
The maximum unrecognized cost for restricted stock units was $38.8 million as of December 31, 2025. The cost is expected to be recognized over a weighted average period of 1.8 years.

Note 21—Employee Benefit Plan

EVERTEC, Inc. Puerto Rico Savings and Investment plan (“the EVERTEC Savings Plan”) was established in 2010, as a defined contribution savings plan qualified under section 1165(e) of the Puerto Rico Internal Revenue Code. Investments in the plan are participant directed, and employer matching contributions are determined based on specific provisions of the EVERTEC Savings Plan. Employees are fully vested in the employer’s contributions after five years of service. For the years ended December 31, 2025, 2024 and 2023, the costs incurred under the plan amounted to approximately $1.4 million per year.

Note 22—Other Income, Net

For the year ended December 31, 2025, other income, net is primarily comprised of a $12.9 million net gain in research and development tax credits in Puerto Rico, $2.3 million in realized gains on foreign currency transactions, a $0.2 million gain on sale of investments and a $0.1 million realized gain for change in fair market value.
For the year ended December 31, 2024, other income, net is primarily comprised of $8.9 million net gain in research and development tax credits in Puerto Rico, $3.2 million in realized gains on foreign currency transactions, a $3.1 million gains on sale of investments and a $0.5 million realized gain for change in fair market value.
For the year ended December 31, 2023, other income, net is primarily comprised of $3.6 million in realized gains on foreign currency transactions, a $1.4 million loss on extinguishment of debt and a $1.2 million loss on change in fair value of equity securities.

EVERTEC, Inc. Notes to Consolidated Financial Statements
Note 23—Income Tax

EVERTEC Group and Holdings are Puerto Rico limited liability companies that are treated as partnerships that are pass-through entities for Puerto Rico tax purposes, therefore, taxable income flows through to EVERTEC, Inc. (the "Parent Company"). EVERTEC, Inc. is a Puerto Rico corporation for income tax purposes.

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
The components of income tax expense consisted of the following:

	Years ended December 31,
(In thousands)	2025	2024	2023
Current tax provision	$33,968	$31,573	$21,621
Deferred tax benefit	(24,153)	(26,726)	(16,144)
Income tax expense	$9,815	$4,847	$5,477

The Company conducts operations in Puerto Rico and certain countries in Latin America. As a result, the income tax expense includes the effect of taxes paid to the government of Puerto Rico as well as foreign jurisdictions. The following table presents the components of income tax expense and its segregation based on location of operations:

	Years ended December 31,
(In thousands)	2025	2024	2023
Income before income tax provision
Puerto Rico	$107,559	$94,287	$64,096
United States	6,732	683	627
Foreign countries	40,084	24,656	20,630
Total income before income tax provision	$154,375	$119,626	$85,353
Current tax provision
Puerto Rico	$5,515	$6,055	$3,187
United States	1,762	270	141
Foreign countries	26,691	25,248	18,293
Total current tax provision	$33,968	$31,573	$21,621
Deferred tax (benefit) provision
Puerto Rico	$(10,518)	$(13,775)	$(9,991)
United States	(230)	33	54
Foreign countries	(13,405)	(12,984)	(6,207)
Total deferred tax benefit	$(24,153)	$(26,726)	$(16,144)

Taxes payable to foreign countries by EVERTEC’s subsidiaries will be paid by such subsidiary and the corresponding liability and expense are presented in EVERTEC’s consolidated financial statements.

EVERTEC, Inc. Notes to Consolidated Financial Statements

As of December 31, 2025 and 2024, the Company had $205.8 million and $165.2 million of unremitted earnings from foreign subsidiaries, respectively. The Company has not recognized a deferred tax liability on undistributed earnings for the Company’s foreign subsidiaries because these earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability depends on judgment required to analyze the withholding tax due, the applicable tax law and factual circumstances in effect at the time of any such distributions. EVERTEC believes it is not practicable at this time to reliably determine the amount of unrecognized deferred tax liability related to the Company’s undistributed earnings. If circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted, and income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period income taxes attributable to that remittance.

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

On October 11, 2011, Evertec Group was granted a tax exemption under Tax Incentive Law No. 73 of 2008, retroactively to December 1, 2009. Under this grant, activities derived from consulting and data processing services provided outside Puerto Rico are subject to a preferred rate that declines gradually from 7% to 4% by December 1, 2013. After this date, the rate remains at 4% until its expiration on November 30, 2024. In November 2024, prior to the expiration of the grant, EVERTEC submitted a request for renovation of the tax exemption decree under the current Puerto Rico Incentives Code, Act 60. The successful approval of the renewal request is expected to be received during 2026 retroactively to December 1, 2024.

In addition, in August 2018, the Puerto Rico Industrial Development Company approved the requested extension of a grant under Tax Incentive Law No. 135 of 1997 for EVERTEC Group. Under this grant, activities derived from certain development and installation service in excess of a determined income are subject to a fixed tax rate of 10% for a 10-year period from January 1, 2018.

EVERTEC, Inc. Notes to Consolidated Financial Statements
The following table presents the components of the Company’s deferred tax assets and liabilities:

	December 31,
(In thousands)	2025	2024
Deferred tax assets (“DTA”)
Allowance for doubtful accounts	$509	$201
Unearned income	4,992	8,628
Lease liability	3,307	1,324
Share-based compensation	2,895	2,785
Accrued liabilities	12,583	9,419
Derivative liability	1,806	—
Net operation losses	66,102	43,219
Other	8,958	8,713
Total gross deferred tax assets	101,152	74,289
Valuation allowance	(4,705)	(5,274)
Total deferred tax assets, net	96,447	69,015
Deferred tax liabilities (“DTL”)
Capitalized salaries	2,551	2,486
Difference between the assigned values and the tax basis of assets and liabilities recognized in business combinations	120,188	67,298
Right of use asset	3,361	1,290
Amortization of tax goodwill on business combination	(8,646)	5,193
Other	4,963	3,682
Total gross deferred tax liabilities	122,417	79,949
Deferred tax liability, net	$(25,970)	$(10,934)

Pursuant to the provision of the PR Code, net operating losses (“NOL”) can be carried forward for a period of seven, ten or twelve taxable years, depending on the taxable year generated. Act 72 of May 29, 2015, limited the amount of NOLs deduction to 80% for regular tax and 70% for alternative minimum tax (“AMT”) for taxable years commencing after December 31, 2014. However, Act 257 of 2018 limits the deduction of NOLs to 90% for regular tax for tax years commencing after December 31, 2018. In the case of a partner's distributive share of partnership loss, including capital loss, it is limited to the adjusted basis of their interest in the partnership at the end of the partnership year in which the loss occurred. If a partner's share of the loss exceeds their adjusted basis, the excess loss is not deductible in the current year. Instead, this excess loss can be carried forward indefinitely and deducted in future years when the partner's adjusted basis increases, typically through additional contributions to the partnership or through partnership income.

At December 31, 2025, the Company has $95.3 million, $81.1 million and $9.8 million in NOL carryforwards related to Puerto Rico industrial development income, Brazil and other foreign countries, respectively, available to offset future eligible income. The NOL balance as of December 31, 2025 expires as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

(In thousands)
2027	$531
2028	1,489
2030	112
2031	1,575
2032	255
2033	202
2034	3,143
2035	513
2036	319
2037	1,020
Indefinitely	177,095

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

The following is a tabular reconciliation of the total amounts of UTPs:

	Years ended December 31,
(In thousands)	2025	2024	2023
Balance, beginning of year	$2,854	$5,902	$1,480
Gross increases—tax positions in prior period	1,207	—	70
Gross decreases—tax positions in prior period	—	(758)	—
Gross increases—tax positions in current period	—	—	4,996
Lapse of statute of limitations	(1,111)	(2,290)	(644)
Balance, end of year	$2,950	$2,854	$5,902

As of December 31, 2025, 2024 and 2023, approximately $3.0 million, $2.9 million and $5.9 million, respectively, would have affected the Company’s effective income tax rate, if recognized.

The Company recognizes interest and penalties related to UTB as part of income tax expense. During the years ended December 31, 2025, 2024 and 2023, the Company recognized an income tax expense of $1.7 million, $0.7 million and $0.8 million, respectively, related to interest and penalties. The amount accrued for interest and penalties at December 31, 2025 and 2024 was $3.2 million and $2.9 million, respectively.

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

The Company and its subsidiaries are subject to Puerto Rico income tax as well as income tax of multiple foreign jurisdictions. A significant majority of the income tax is from Puerto Rico, Costa Rica and Chile, while certain entities in Brazil have tax benefits resulting from the amortization of goodwill and other intangible assets for tax purposes. The income tax returns for 2021, 2022, 2023, and 2024 are currently open for examination for these jurisdictions, while 2018, 2019 and 2020 are also open for examination for Puerto Rico, and 2020 for Brazil.

EVERTEC, Inc. Notes to Consolidated Financial Statements
A reconciliation of the provision for income taxes to the amount computed by applying the Puerto Rico statutory income tax rate of 37.5% to the income before income taxes after adoption of the ASU 2023-09 is as follows. The Company has elected to adopt ASU 2023-09 on a prospective basis.

	Year ended December 31,
	2025
	(In thousands)	Percentage
Puerto Rico statutory tax rate	$57,891	37.50%
Foreign tax effects
Uruguay	3,649	2.36%
Costa Rica	3,168	2.05%
Brazil
Permanent differences	(3,528)	(2.29)%
Other	(2,358)	(1.53)%
Other foreign jurisdictions	(2,096)	(1.36)%
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws
Withholding taxes	—	—%
Tax credits	(624)	(0.40)%
Changes in valuation allowances	76	0.05%
Nontaxable or nondeductible items
Effect of income subject to tax-exemption grant	(48,206)	(31.23)%
Other nontaxable or nondeductible items	1,145	0.74%
Changes in unrecognized tax benefits	(1,573)	(1.02)%
Other	2,271	1.48%
Total effective tax rate	9,815	6.35%

A reconciliation of the provision for income taxes to the amount computed by applying the Puerto Rico statutory income tax rate of 37.5% to the income before income taxes for years prior to the adoption of the ASU 2023-09 is as follows:

	Years ended December 31,
(In thousands)	2024	2023
Computed income tax at statutory rates	$44,859	$32,007
Differences in tax rates due to multiple jurisdictions	4,823	4,038
Excess tax benefits on share-based compensation	(502)	(81)
Effect of income subject to tax-exemption grant	(43,808)	(30,123)
Unrecognized tax (benefit) expense	(3,492)	(1,083)
Tax credits for research and development activities	—	(884)
Valuation allowance	—	2,194
Other, net	2,967	(591)
Income tax expense	$4,847	$5,477
The amounts of cash income taxes paid by the Company were as follows:

EVERTEC, Inc. Notes to Consolidated Financial Statements

Year ended December 31,
2025
(In thousands)
Puerto Rico	$6,114
Foreign
Brazil	3,051
Chile	10,461
Costa Rica	8,143
Honduras	2,227
Panama	2,138
Other foreign jurisdictions	4,769
Total cash income taxes paid, net of amounts refunded	$36,903

The Company made cash income tax payments, net of refunds, of $24.6 million and $36.2 million during 2024, and 2023 respectively.

Note 24—Net Income Per Common Share
The reconciliation of the numerator and the denominator of the earnings per common share is as follows:

	Years ended December 31,
(Dollar amounts in thousands, except share and per share data)	2025	2024	2023
Net income available to EVERTEC, Inc.'s common shareholders	$141,590	$112,620	$79,722
Weighted average common shares outstanding	63,703,500	64,286,725	64,932,114
Weighted average potential dilutive common shares (1)	718,655	790,810	882,203
Weighted average common shares outstanding—assuming dilution	64,422,155	65,077,535	65,814,317
Net income per common share—basic	$2.22	$1.75	$1.23
Net income per common share—diluted	$2.20	$1.73	$1.21

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.
Refer to Note 19 - Equity for a detail of dividends declared and paid during 2025 and 2024.

Note 25—Commitments and Contingencies
As previously disclosed in the Company's Current Report on Form 8-K, dated September 2, 2025, on August 29, 2025, Sinqia, a Brazilian subsidiary of EVERTEC, identified unauthorized activity in its environment of the Brazilian Central Bank (“BCB”) real-time payment system known as Pix. In response, Sinqia promptly halted transaction processing, engaged external cybersecurity forensic experts, and notified relevant authorities and affected customers. The incident was limited to business-to-business financial transactions involving two financial institution customers. On September 15, 2025 Sinqia received authorization from the BCB to resume Pix operations. Sinqia's Pix environment is currently operational and all customers are able to use the system.

The Company has recognized estimated liabilities related to potential contractual claims associated with client losses, as well as costs incurred for legal counsel, forensic reviews, and other professional services. A substantial portion of these matters has been settled, and the Company believes that any remaining exposure is limited.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

Total lease cost consisted of the following:

	Years ended December 31,
(in thousands)	2025	2024
Operating lease cost	$8,104	$7,821
Variable lease cost	3,070	2,943
Total lease costs	$11,174	$10,764
Other Balance Sheet information related to operating leases was as follows:

	December 31,
(In thousands)	2025	2024
Right-of-use assets obtained in exchange for operating lease obligations	$34,369	$3,920
Weighted average remaining lease term, in years	7	3
Weighted average discount rate	5.5%	3.8%
The following table presents the balance of operating lease obligations:

	December 31,
(In thousands)	2025	2024
Operating lease liability - current	$5,878	$6,229
Operating lease liability - long-term	33,305	4,924
Total operating lease liabilities	$39,183	$11,153
Future minimum operating lease payments at December 31, 2025 were as follows:

(In thousands)
2026	7,762
2027	6,675
2028	5,263
2029	4,329
2030	4,259
Thereafter	13,273
Total future minimum lease payments	41,561
Less: imputed interest	(2,378)
Total	$39,183

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

The Latin America Payments and Solutions segment payment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services. Solutions revenues consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature, digital collection, and other digital transaction-related processes, including vehicle financing contract registration; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage.

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

EVERTEC, Inc. Notes to Consolidated Financial Statements
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

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated:

	December 31, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$148,922	$342,898	$189,913	$250,085	$931,818
Intersegment revenues	74,344	26,569	—	—	100,913
Total segment revenues(1)	223,266	369,467	189,913	250,085	1,032,731
Less: Other segment items(2)	(98,590)	(261,853)	(111,545)	(156,149)	(628,137)
Segment Adjusted EBITDA	$124,676	$107,614	$78,368	$93,936	$404,594

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis. Intersegment revenue eliminations predominantly reflect the $59.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction processing of $26.6 million from Latin America Payments and Solutions to Payment Services-Puerto Rico & Caribbean and Business Solutions, and transaction processing and monitoring fees of $14.5 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

The reconciliation of Segment Adjusted EBITDA to consolidated income before income taxes is as follows:

	Years ended December 31,
(In thousands)	2025	2024	2023
Segment Adjusted EBITDA	$404,594	$376,372	$326,296
Elimination of intersegment revenues	(100,913)	(96,522)	(84,352)
Other corporate expenses(1)	69,702	60,378	50,027
Compensation and benefits(2)	(36,033)	(31,644)	(29,312)
Transaction, refinancing and other fees(3)	(9,858)	4,217	(53,545)
Earnings from equity investees, net of dividends received	1,620	1,270	1,945
Gain (loss) on foreign currency remeasurement(4)	592	(5,198)	(8,276)
Interest income	15,035	13,332	8,512
Interest expense	(68,278)	(74,733)	(32,321)
Depreciation and amortization	(122,086)	(127,846)	(93,621)
Income before income taxes	$154,375	$119,626	$85,353

(1)The other corporate expenses category consists of corporate overhead expenses and other non-operating expenses that are not included in the reportable segment, as well as intersegment eliminations.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement and the elimination of unrealized earnings from equity investments, net of dividends received and multi-year non recurring gains recognized in connection with the sale of tax credits..
(4)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

EVERTEC, Inc. Notes to Consolidated Financial Statements

The geographic information below is classified based on the geographic location of the Company’s subsidiaries:

	Years ended December 31,
(In thousands)	2025	2024	2023
Revenues (1)
Puerto Rico	$567,682	$543,568	$505,246
Caribbean	21,238	20,250	20,053
Latin America	342,898	281,668	169,410
Total Revenues	$931,818	$845,486	$694,709

(1)Revenues are based on subsidiaries’ country of domicile.
Major customers
The Company has revenue concentration with Popular, revenues as a percentage of total revenues, were 29%, 31% and 35%, for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company’s next largest customer, the Government of Puerto Rico, consolidating all individual agencies and public corporations, represented 5%, 5%, and 7% of the Company’s total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
Revenues related to Popular and the Government of Puerto Rico are both related to the Payment Services - Puerto Rico & Caribbean and Business Solutions segments.
Long-lived assets
Long-lived assets, excluding goodwill and other intangible assets, by location as of December 31, 2025 and 2024 were as follows:

	Years ended December 31,
(In thousands)	2025	2024
Puerto Rico	$44,294	$44,563
Latin America	20,060	17,496
Total Property and equipment, net	$64,354	$62,059

Note 27—Subsequent Events

On February 2, 2026, Evertec Brasil Informática S.A (“Evertec BR” or “Buyer”), a wholly-owned indirect subsidiary of EVERTEC, Inc. (“Evertec” or the “Company”), entered into a Share Purchase Agreement (the “SPA”), dated as of February 2, 2026, by and among Evertec BR, Dimensa S.A. ("Dimensa"), TOTVS S.A., (the "Seller"), and Evertec Group, LLC (“Guarantor”). Pursuant to the terms of, and subject to the conditions specified in, the SPA, Evertec BR will purchase all outstanding common shares of Dimensa from the Seller for an aggregate purchase price of approximately R$950 million (the “Transaction”), representing approximately USD $184 million at current exchange rates, subject to customary adjustments. The Transaction is expected to be funded with the Company’s existing liquidity. Following the consummation of the Transaction, Evertec BR will hold a 100% ownership stake in Dimensa on a fully diluted basis.

On February 19, 2026, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on March 6, 2026 to stockholders of record as of the close of business on March 2, 2026. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to Board's approval and may be adjusted as business needs or market conditions change.

On February 25, 2026 the Board approved an increase to Evertec’s existing share repurchase authorization to permit future repurchases of up to an aggregate of $150 million worth of shares of the Company’s common stock, par value $0.01 per share by December 31, 2027.

EVERTEC, Inc. Notes to Consolidated Financial Statements

Schedule I

EVERTEC, Inc. Condensed Financial Statements
Parent Company Only
Condensed Balance Sheets

	December 31,
(In thousands)	2025	2024
Assets
Current assets:
Cash	$1,684	$1,683
Prepaid expenses and other assets	40	17
Total current assets	1,724	1,700
Investment in subsidiaries, at equity	623,331	482,665
Deferred tax asset, net	33,758	22,934
Total assets	$658,813	$507,299
Liabilities and stockholders’ equity
Current liabilities:
Accrued liabilities	$267	$280
Accounts payable	36,504	34,335
Income tax payable	436	160
Total liabilities	$37,207	$34,775
Stockholders’ equity:
Common stock	618	636
Additional paid-in capital	—	7,003
Accumulated earnings	687,696	599,608
Accumulated other comprehensive loss, net of tax	(66,708)	(134,723)
Total stockholders’ equity	621,606	472,524
Total liabilities and stockholders’ equity	$658,813	$507,299

Schedule I

Condensed Statements of Income and Comprehensive Income (Loss)

	Years ended December 31,
(In thousands)	2025	2024	2023
Non-operating income (expenses)
Equity in earnings of subsidiaries	$134,027	$100,545	$71,600
Interest income	512	592	497
Other expenses	(2,184)	(2,037)	(1,956)
Income before income taxes	132,355	99,100	70,141
Income tax expense	(9,235)	(13,520)	(9,581)
Net income	141,590	112,620	79,722
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	74,588	(152,851)	38,328
Loss on cash flow hedges	(6,593)	(74)	(3,618)
Unrealized gain (loss) on change in fair value of debt securities available-for-sale	20	(7)	(15)
Total comprehensive income (loss)	$209,605	$(40,312)	$114,417
Condensed Statements of Cash Flows

	Years ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities	$91,036	$104,701	$55,515
Cash flows from financing activities
Dividends paid	(12,781)	(12,873)	(13,025)
Repurchase of common stock	(69,293)	(82,293)	(36,096)
Withholding taxes paid on share-based compensation	(8,961)	(9,970)	(5,956)
Net cash used in financing activities	(91,035)	(105,136)	(55,077)
Net change in cash	1	(435)	438
Cash at beginning of the period	1,683	2,118	1,680
Cash at end of the period	$1,684	$1,683	$2,118