Form 10-Q
period 2026-03-31
EVERTEC, Inc.
filed 2026-05-07
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026 or

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
At May 1, 2026, there were 61,620,344 outstanding shares of common stock of EVERTEC, Inc.

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

The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, and should, therefore, be considered in light of various factors, including those set forth under Part 1, Item 1A. "Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 and in Part I, Item 2.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as may be updated in our subsequent filings with the SEC. These forward-looking statements speak only as of the date of this Report, and, except as may be required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$290,886	$305,993
Restricted cash	23,550	25,838
Accounts receivable, net	176,398	164,381
Settlement assets	27,844	26,098
Prepaid expenses and other assets	83,665	68,462
Total current assets	602,343	590,772
Debt securities available-for-sale, at fair value	3,762	3,202
Equity securities, at fair value	6,102	5,849
Investments in equity investees	32,369	30,120
Property and equipment, net	65,760	64,354
Operating lease right-of-use asset	37,027	38,218
Goodwill	918,156	891,992
Other intangible assets, net	555,189	553,082
Deferred tax asset	52,665	45,386
Other long-term assets	22,638	20,321
Total assets	$2,296,011	$2,243,296
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$116,502	$125,575
Accounts payable	63,355	63,726
Contract liability	30,382	26,573
Income tax payable	10,261	3,218
Current portion of long-term debt	26,850	23,867
Short-term borrowings	25,000	10,000
Current portion of operating lease liability	5,779	5,878
Settlement liabilities	28,096	26,202
Total current liabilities	306,225	285,039
Long-term debt	1,045,075	1,053,030
Deferred tax liability	69,463	71,356
Contract liability - long term	42,703	47,032
Operating lease liability - long-term	32,292	33,305
Derivative liability	2,500	5,225
Other long-term liabilities	31,933	34,317
Total liabilities	1,530,191	1,529,304
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	94,228	89,155
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 61,620,344 shares issued and outstanding as of March 31, 2026 (December 31, 2025 - 61,756,639)	616	618
Additional paid-in capital	—	—
Accumulated earnings	682,074	687,696
Accumulated other comprehensive loss, net of tax	(14,389)	(66,708)
Total stockholders’ equity	668,301	621,606
Non-redeemable non-controlling interest	3,291	3,231
Total equity	671,592	624,837
Total liabilities and equity	$2,296,011	$2,243,296
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended March 31,
	2026	2025

Revenues	$247,923	$228,792

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	118,245	114,609
Selling, general and administrative expenses	47,846	36,210
Depreciation and amortization	37,263	28,473
Total operating costs and expenses	203,354	179,292
Income from operations	44,569	49,500
Non-operating income (expenses)
Interest income	3,860	3,251
Interest expense	(17,357)	(16,988)
Loss on foreign currency remeasurement	(3,726)	(833)
Earnings from equity investees	1,446	2,077
Other income, net	187	220
Total non-operating expenses	(15,590)	(12,273)
Income before income taxes	28,979	37,227
Income tax expense	4,232	4,136
Net income	24,747	33,091
Less: Net income attributable to non-controlling interest	996	388
Net income attributable to EVERTEC, Inc.’s common stockholders	23,751	32,703
Other comprehensive income, net of tax of $1,018, and $(1,194)
Foreign currency translation adjustments	49,574	46,711
Gain (loss) on cash flow hedges	2,749	(3,992)
Unrealized (loss) gain on change in fair value of debt securities available-for-sale	(4)	8
Other comprehensive income, net of tax	$52,319	$42,727
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$76,070	$75,430
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.38	$0.51
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.38	$0.50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2025	61,756,639	$618	$—	$687,696	$(66,708)	$3,231	$624,837
Share-based compensation recognized	—	—	7,555	—	—	—	7,555
Repurchase of common stock	(683,253)	(7)	—	(20,001)	—	—	(20,008)
Restricted stock units delivered	546,958	5	(7,369)	—	—	—	(7,364)
Net income (loss)	—	—	—	23,751	—	(13)	23,738
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,088)	—	—	(3,088)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(186)	(6,284)	—	—	(6,470)
Other comprehensive income	—	—	—	—	52,319	73	52,392
Balance at March 31, 2026	61,620,344	$616	$—	$682,074	$(14,389)	$3,291	$671,592

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	63,614,077	$636	$7,003	$599,608	$(134,723)	$3,277	$475,801
Share-based compensation recognized	—	—	7,249	—	—	—	7,249
Repurchase of common stock	—	—	—	—	—	—	—
Restricted stock units delivered	414,006	4	(8,710)	—	—	—	(8,706)
Net income (loss)	—	—	—	32,703	—	(120)	32,583
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,181)	—	—	(3,181)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,220)	—	—	—	(1,220)
Other comprehensive income (loss)	—	—	—	—	42,727	(159)	42,568
Balance at March 31, 2025	64,028,083	$640	$4,322	$629,130	$(91,996)	$2,998	$545,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income	24,747	33,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,263	28,473
Amortization of debt issue costs and accretion of discount	1,247	1,113
Operating lease amortization	1,488	1,736
Deferred tax benefit	(11,968)	(5,482)
Share-based compensation	7,555	7,249
Earnings of equity investees	(1,446)	(2,077)
Loss on foreign currency remeasurement	3,726	833
Other, net	1,190	(1,499)
(Increase) decrease in assets:
Accounts receivable, net	(11,734)	(18,465)
Prepaid expenses and other assets	(7,945)	(9,403)
Other long-term assets	(1,431)	5,072
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	(9,518)	(2,468)
Income tax payable	(1,349)	4,039
Contract liability	(590)	(3,354)
Operating lease liabilities	(1,222)	(1,398)
Other long-term liabilities	1,197	183
Total adjustments	6,463	4,552
Net cash provided by operating activities	31,210	37,643
Cash flows from investing activities
Additions to software and other intangible assets	(16,336)	(15,868)
Property and equipment acquired	(6,346)	(6,407)
Other investing activities, net	(495)	(49)
Net cash used in investing activities	(23,177)	(22,324)
Cash flows from financing activities
Acquisition of redeemable non-controlling interest	(2,389)	(5,167)
Withholding taxes paid on share-based compensation	(7,364)	(8,706)
Net borrowings under Revolving Facility	15,000	—
Dividends paid	(3,088)	(3,181)
Repurchase of common stock	(20,008)	—
Repayment of long-term debt	(5,967)	(5,967)
Settlement activity, net	(2,281)	1,146
Other financing activities, net	(7,620)	(5,670)
Net cash used in financing activities	(33,717)	(27,545)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	6,008	5,195
Net decrease in cash, cash equivalents, restricted cash and cash included in settlement assets	(19,676)	(7,031)
Cash, cash equivalents, restricted cash and cash included in settlement assets at the beginning of the period	348,129	314,649
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$328,453	$307,618

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Consolidated Financial Statements of the Company for the year ended December 31, 2025, included in the Company’s 2025 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited condensed consolidated financial statements, prepared in accordance with GAAP, contain all adjustments necessary for a fair presentation. Intercompany accounts and transactions are eliminated in consolidation. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$4,784
Accounts receivable, net	2,571
Prepaid expenses and other assets	7,604
Property and equipment, net	298
Long-term deferred tax asset	5,459
Other intangible assets, net	126,875
Other long-term assets	118
Accounts payable	(469)
Accrued liabilities	(3,829)
Income tax payable	(8,617)
Contract liability	(64)
Deferred tax liability	(43,137)
Other long-term liabilities	(14,579)
Total identifiable net assets	77,014
Redeemable noncontrolling interests	(53,569)
Goodwill	125,377
Total purchase consideration	$148,822

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$26,315	15
Trademark	6,579	10
Software packages	93,981	10
Total	$126,875	11

Goodwill in connection with the Tecnobank acquisition is attributable to the Latin America Payments and Solutions segment, refer to Note 4- Goodwill and Other Intangible Assets for further details. None of the goodwill is deductible for income tax purposes.

Note 3 – Property and Equipment, net

Property and equipment, net consisted of the following:

(Dollar amounts in thousands)	Useful life in years	March 31, 2026	December 31, 2025
Buildings	30	$2,356	$2,202
Data processing equipment	3 - 5	163,372	163,160
Furniture and equipment	3 - 10	10,212	9,285
Leasehold improvements	5 -10	4,930	4,737
		180,870	179,384
Less - accumulated depreciation and amortization		(116,750)	(116,558)
Depreciable assets, net		64,120	62,826
Land		1,640	1,528
Property and equipment, net		$65,760	$64,354

Depreciation and amortization expense related to property and equipment for the three month period ended March 31, 2026 amounted to $5.8 million, compared to $5.4 million for the corresponding period in 2025.

Note 4 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows:

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2025	$160,972	$552,889	$138,121	$40,010	$891,992
Measurement period adjustment for prior year acquisition	—	1,569	—	—	1,569
Foreign currency translation adjustments	—	24,595	—	—	24,595
Balance at March 31, 2026	$160,972	$579,053	$138,121	$40,010	$918,156

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. Based on the last analysis performed as of August 31, 2025, the fair value of the reporting units exceed the carrying amounts of the reporting units. No tests for impairment were required for the interim periods ended March 31, 2026 or 2025.

The carrying amount of other intangible assets at March 31, 2026 and December 31, 2025 was as follows:

		March 31, 2026
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$561,289	$(390,559)	$170,730
Trademarks	3 - 15	98,338	(61,525)	$36,813
Software packages	3 - 10	606,046	(260,449)	$345,597
Non-compete agreement	5	3,758	(1,709)	$2,049
Other intangible assets, net		$1,269,431	$(714,242)	$555,189

		December 31, 2025
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$556,914	$(385,144)	$171,770
Trademarks	3 - 15	95,573	(58,464)	37,109
Software packages	3 - 10	579,657	(237,571)	342,086
Non-compete agreement	5	3,573	(1,456)	2,117
Other intangible assets, net		$1,235,717	$(682,635)	$553,082

Amortization expense related to other intangibles for the three month period ended March 31, 2026 amounted to $31.5 million, compared to $23.0 million corresponding period in 2025.

The estimated amortization expense of the other intangible balances outstanding at March 31, 2026, for the remainder of 2026 and the years thereafter is as follows:

(In thousands)
Remaining 2026	$81,438
2027	113,150
2028	95,462
2029	71,879
2030	54,222
Thereafter	139,038

Note 5 – Debt and Short-Term Borrowings

Debt at March 31, 2026 and December 31, 2025 was as follows:

(In thousands)	March 31, 2026	December 31, 2025
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$398,059	$403,770
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(3))	673,866	673,127
Revolving Facility(4)	25,000	10,000
Deferred consideration from business combinations	2,320	6,175
Note payable due on September 1, 2030(1)	5,550	5,808
Total debt	$1,104,795	$1,098,880

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0.00% plus applicable margin of 2.00% at March 31, 2026 and 1.75% at December 31, 2025.
(3)Subject to a SOFR floor of 0.50% plus applicable margin of 2.25% at March 31, 2026 and December 31, 2025.
(4)Subject to a Prime rate of 6.75% plus applicable margin of 1.00% at March 31, 2026 and 6.75% plus applicable margin of 0.75% at December 31, 2025.

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

At March 31, 2026, the unpaid principal balance of the TLA Facility and TLB Facility were $399.8 million and $690.0 million, respectively. At March 31,2026, the outstanding balance of the Revolving Facility was $25.0 million and the additional borrowing capacity for the Revolving Facility was $169.4 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At March 31, 2026 and December 31, 2025, the unpaid principal balance of these agreements amounted to $2.3 million and $6.2 million, respectively. Obligations bear interest at rates ranging from 8.2% to 12.9% with maturities ranging from January 2027 through March 2027. The remaining portion of the deferred consideration is included in accounts payable on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of March 31, 2026, the outstanding principal balance of the note payable on a discounted basis was $5.5 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of March 31, 2026, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income.

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At March 31, 2026, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset $1.0 million and a liability of $2.5 million. At December 31, 2025, the carrying amount of the derivatives was a liability of $5.2 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three month period ended March 31, 2026, the Company reclassified gains of $0.2 million, from accumulated other comprehensive income (loss) into interest expense compared to gains of $0.7 million for the corresponding period in 2025. Based on expected SOFR rates, the Company expects to reclassify losses of $0.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

Note 6 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
(In thousands)	Level 2	Level 3	Measured at NAV	Total	Level 2	Level 3	Measured at NAV	Total
Financial assets:
Debt securities AFS	$3,762	$—	$—	$3,762	$3,202	$—	$—	$3,202
Equity securities	—	—	6,102	6,102	—	—	5,849	5,849
Interest rate swaps	962	—	—	962	—	—	—	—
Financial liabilities:
Interest rate swaps	2,500	—	—	2,500	5,225	—	—	5,225

Debt Securities Available for Sale ("AFS")

Costa Rica government obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. Debt securities amounting to $0.5 million were purchased during the three month period ended March 31, 2026, none for the corresponding period in 2025. No debt securities were sold or matured during the three month periods ended March 31, 2026 or 2025. A provision for credit losses was not required for either March 31, 2026 or 2025.

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

Equity Securities Measured at Net Asset Value (NAV)

At March 31, 2026 and December 31, 2025, the Company holds mutual funds classified as equity securities on the Company's unaudited condensed consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value and estimated fair value for financial instruments at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	$398,059	$398,271	$403,770	$405,737
2030 Term B Loan Facility	$673,866	$687,413	$673,127	$690,000
Revolving Facility	$25,000	$25,000	$10,000	$10,000

The fair value of the term loans and the revolving facility at March 31, 2026 and December 31, 2025 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheet.

Note 7 – Redeemable Noncontrolling Interests

At March 31, 2026, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option.

The following table summarizes the terms of the issued options:

	Percentage of redeemable noncontrolling interest	Earliest exercise date	Formula of redemption value

Rosk Software S.A.	49.00%	March 15, 2026	Variable multiple of gross sales dependent upon EBITDA margin attained times percentage of ownership
Compliasset Software e Solucoes Digitais LTDA.	40.00%	March 15, 2026	Variable multiple of net sales dependent upon EBITDA margin attained plus working capital, plus net debt times percentage of ownership
Lote45 Participacoes S.A.	43.68%	January 1, 2027	Variable multiple of net sales dependent upon EBITDA margin attained plus net debt minus BRL$10.0 million times percentage of ownership
Tecnobank Tecnologia Bancária S.A.	25.00%	April 30, 2029	Variable multiple of net sales dependent upon EBITDA margin less net debt at the payment date times percentage of ownership

Given certain provisions within the option contracts, the Company has classified the RNCI as mezzanine equity on the Company's unaudited condensed consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI:

(In thousands)	Redeemable noncontrolling interests
	March 31, 2026	December 31, 2025
Beginning balance	$89,155	$43,460
Fair value of redeemable non-controlling interest at acquisition date	—	53,569
Net income attributable non-controlling interests	1,008	3,177
Acquisition of shares from non-controlling interest	(1,673)	(7,276)
Adjustment of redeemable non-controlling interests to redemption value	5,756	1,180
Dividends declared on redeemable non-controlling interests	—	(4,976)
Foreign currency translation adjustments	(18)	21
Ending balance	$94,228	$89,155

During the quarter ended March 31, 2026, certain non-controlling interest holders exercised their Lote45 Participacoes S.A put options, and accordingly the Company acquired an additional 4.32% ownership interest in Lote45 Participacoes S.A. This transaction did not result in a change in control and was accounted for as an equity transaction, with a $0.7 million decrease to accumulated earnings reflected on the Company's condensed consolidated balance sheet for the difference between the carrying value of the redeemable noncontrolling interest at the date of purchase and the consideration paid. The payment of approximately $2.4 million for the acquisition of the redeemable noncontrolling interest is classified as financing activity within the condensed consolidated statements of cash flows.

Note 8 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the three months ended March 31, 2026:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains (Losses) on Debt Securities AFS	Total
Balance - December 31, 2025, net of tax	$(63,416)	$(3,331)	$39	$(66,708)
Other comprehensive income (loss) before reclassifications	49,574	2,571	(4)	52,141
Effective portion reclassified to net income	—	178	—	178
Balance - March 31, 2026, net of tax	$(13,842)	$(582)	$35	$(14,389)

Note 9 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the three months ended March 31, 2024, 2025 and 2026, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2024 LTIP, 2025 LTIP and 2026 LTIP, respectively, all under the terms of the Company's 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

The vesting of the RSUs is dependent upon service and/or performance conditions as defined in the award agreements. Employees that received time-based awards with service conditions are entitled to receive a specific number of shares of the Company’s common stock on the vesting date if the employee provides services to the Company through the vesting date. Time-based awards generally vest over a period of three years in substantially equal installments commencing on the grant date and ending on February 28 of each year for the 2024 LTIP, February 28 of each year for the 2025 LTIP and March 5 of each year for the 2026 LTIP. In 2024, 2025 and 2026 the Company also granted time-based awards with a three year service vesting period which will vest on February 28, 2027, February 28, 2028 and March 5, 2029, respectively.

For the performance-based awards under the 2024 LTIP, the Compensation Committee established adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") as the primary performance measure while maintaining focus on total shareholder return through the use of a market-based total shareholder return ("TSR") performance modifier. The Adjusted EBITDA measure is based on annual Adjusted EBITDA targets and can result in a payout between 0% and 200%, depending on the performance level. The TSR modifier adjusts the shares earned based on the Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. The shares earned will be subject to an additional two-year service vesting period and will vest on February 28, 2027 for the 2024 LTIP.

For the performance-based awards under the 2025 LTIP and 2026 LTIP, the Compensation Committee established adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA"), measured on a constant currency basis, which means results are calculated using consistent exchange rates to facilitate period-to-period comparability, as the primary performance measure while ensuring focus on total shareholder return through the use of a market-based TSR performance modifier. For the 2025 LTIP, Adjusted EBITDA measure is based on annual Adjusted EBITDA targets and can result in a payout between 0% and 200%, depending on the performance level. The TSR modifier adjusts the shares earned based on the Adjusted EBITDA performance upwards or downwards (+/- 25%) based on the Company’s relative TSR at the end of the three-year performance period as compared to the companies in the Russell 2000 Index. For 2026 LTIP, the Compensation Committee approved a change in the Adjusted EBITDA performance modifier to be (+/‑35%) based on the Company’s relative TSR performance at the end of the applicable three‑year performance period. The Adjusted EBITDA performance measure will be calculated for the one-year period commencing on January 1 of the year of the grant and ending on December 31 of the same year, relative to the goals set by the Compensation Committee for this same period. For the 2025 LTIP, the shares earned will be subject to an additional two-year service vesting period and will vest on February 28, 2028. For the 2026 LTIP, the shares earned will be subject to an additional three-year service vesting period and will vest on March 5, 2029. Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

Unless otherwise specified in the award agreement, or in an employment agreement, awards are forfeited if the employee voluntarily ceases to be employed by the Company prior to vesting.

The following table summarizes nonvested RSUs activity for the three months ended March 31, 2026:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2025	2,034,626	$38.59
Granted	1,157,356	31.42
Vested	(805,885)	38.71
Forfeited	(14,993)	36.80
Nonvested at March 31, 2026	2,371,104	$35.11

For the three months ended March 31, 2026, the Company recognized $7.6 million of share-based compensation expense, compared with $7.2 million for the corresponding period in 2025.

As of March 31, 2026, the maximum unrecognized cost for RSUs was $64.3 million. The cost is expected to be recognized over a weighted average period of 2.3 years.

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

	Three months ended March 31, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$24	$2,350	$—	$2,264	$4,638
Products and services transferred over time	37,905	99,701	48,405	57,274	243,285
	$37,929	$102,051	$48,405	$59,538	$247,923

	Three months ended March 31, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$58	$1,766	$—	$4,260	$6,084
Products and services transferred over time	37,241	76,514	47,649	61,304	222,708
	$37,299	$78,280	$47,649	$65,564	$228,792

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended March 31, 2026 and 2025 was approximately 26% and 31%, respectively. Accounts receivable from Popular at March 31, 2026 and December 31, 2025 amounted to $38.3 million and $41.4 million, respectively.

Contract Balances

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the Company become unconditional (i.e., the Company has a present right to payment). Contract assets at March 31, 2026 and December 31, 2025 amounted to $15.5 million and $13.9 million, respectively. The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets.

Contract liability and Contract liability- long term, at March 31, 2026 amounted to $30.4 million and $42.7 million, respectively. Contract liability and Contract liability- long term, at December 31, 2025 amounted to $26.6 million and $47.0 million, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees invoiced in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the Popular Transaction in the fiscal year 2022. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the three month period ended March 31, 2026, the Company recognized revenue of $8.2 million that was included in the contract liability at December 31, 2025. During the three month period ended March 31, 2025, the Company recognized revenue of $10.4 million that was included in the contract liability at December 31, 2024.

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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at March 31, 2026 was $694.7 million, which is expected to be recognized over the next 6 years. The Company expects to recognize approximately 29% of the remaining performance obligations during 2026, approximately 33% during 2027, and the balance thereafter.

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

Rollforward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables for the three months ended March 31, 2026 and the year ended December 31, 2025:

(In thousands)	March 31, 2026	December 31, 2025
Balance at beginning of period	$3,208	$2,856
Current period provision for expected credit losses	579	727
Write-offs	(18)	(379)
Recoveries of amounts previously written-off	—	4
Balance at end of period	$3,769	$3,208

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

Note 12 – Income Tax

The effective tax rate for the three months ended March 31, 2026 and 2025 was 14.6% and 11.1%, respectively. The effective tax rate for each period was lower than the applicable statutory corporate income tax rate primarily due to tax exemptions on certain income in Puerto Rico. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is attributable to the geographic mix of taxable income, including a larger proportion of income generated in higher tax rate foreign jurisdictions, as compared with Puerto Rico.

The Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting Pillar Two Model Rules (“Pillar Two”) for a global minimum tax were effective for the Company beginning January 1, 2026. Many countries have enacted certain aspects of the Pillar Two framework. Entities operating in countries where Pillar Two has been enacted are required to estimate Pillar Two top-up tax obligations, as applicable.

For the three months ended March 31, 2026, the Company did not estimate material Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted Pillar Two legislation based on its results and in particular the application of the qualified domestic minimum tax in Brazil.

Note 13 – Net Income Per Common Share

The reconciliation of the numerator and the denominator of net income per common share is as follows:

	Three Months Ended March 31,
(In thousands, except per share information)	2026	2025
Net income available to EVERTEC, Inc.’s common shareholders	$23,751	$32,703
Weighted average common shares outstanding	61,795,539	63,737,480
Weighted average potential dilutive common shares (1)	783,365	1,099,102
Weighted average common shares outstanding - assuming dilution	62,578,904	64,836,582
Net income per common share - basic	$0.38	$0.51
Net income per common share - diluted	$0.38	$0.50

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 19, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 6, 2026 to stockholders of record as of March 2, 2026.

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

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated:

	Three Months Ended March 31, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$37,929	$102,051	$48,405	$59,538	$247,923
Intersegment revenues	20,516	8,279	—	—	28,795
Total segment revenues(1)	58,445	110,330	48,405	59,538	276,718
Less: Other segment items(2)	(23,705)	(77,530)	(28,887)	(37,901)	(168,023)
Segment Adjusted EBITDA	$34,740	$32,800	$19,518	$21,637	$108,695

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.   Intersegment revenue eliminations predominantly reflect the $15.7 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $8.3 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $4.9 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.

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

The reconciliation of Segment Adjusted EBITDA to consolidated income before income taxes is as follows:

	Three months ended March 31,
(In thousands)	2026	2025
Segment Adjusted EBITDA	$108,695	$98,903
Elimination of intersegment revenues	(28,795)	(23,353)
Other corporate expenses(1)	17,146	13,889
Compensation and benefits(2)	(13,298)	(11,620)
Transaction, refinancing and other fees(3)	(1,729)	374
Earnings of equity method investments, net of dividends received	1,446	2,077
Loss on foreign currency remeasurement(4)	(3,726)	(833)
Interest income	3,860	3,251
Interest expense	(17,357)	(16,988)
Depreciation and amortization	(37,263)	(28,473)
Income before income taxes	$28,979	$37,227

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

Note 16 – Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information is as follows:

	Three months ended March 31,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,077	$15,966
Cash paid for income taxes	9,765	5,692
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	8,627	5,979
Right-of-use assets obtained in exchange for operating lease liabilities	120	1,715

Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

	March 31,
(In thousands)	2026	2025
Cash and cash equivalents	$290,886	$265,864
Restricted cash	23,550	24,198
Cash and cash equivalents included in settlement assets	14,017	17,556
Cash, cash equivalents, restricted cash and cash included in settlement assets	$328,453	$307,618

Note 17 – Subsequent Events

On April 2, 2026, the Company acquired the remaining ownership interests in certain subsidiaries, including approximately 49% of Rosk Software S.A. and 40% of Compliasset Software e Soluções Digitais LTDA., for aggregate consideration of BRL 85.3 million (approximately USD$16.5 million) and BRL 17.5 million (approximately USD$3.4 million), respectively.

On April 30, 2026, Evertec Brasil Informática S.A., a wholly-owned subsidiary of Evertec completed the previously announced purchase of 100% ownership stake in Dimensa, a business-to-business technology provider serving financial institutions in Brazil. The aggregate purchase price was approximately R$981 million or approximately USD$197 million, subject to customary closing adjustments. The Company funded the transaction using existing liquidity sources, including cash on hand and available capacity under its revolving credit facility.

On April 30, 2026, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on June 5, 2026 to stockholders of record as of the close of business on May 11, 2026. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three month period ended March 31, 2026 and 2025 and (ii) the financial condition as of March 31, 2026. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 2, 2026 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year Master Service Agreement ("MSA"), and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including obtaining a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (as amended, the "A&R ISO Agreement"). The A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services which began in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and for the three months ended March 31, 2026 approximately 26% of our revenues were generated from this relationship.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	Three months ended March 31,
In thousands	2026	2025	Variance

Revenues	$247,923	$228,792	$19,131	8%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	118,245	114,609	3,636	3%
Selling, general and administrative expenses	47,846	36,210	11,636	32%
Depreciation and amortization	37,263	28,473	8,790	31%
Total operating costs and expenses	203,354	179,292	24,062	13%
Income from operations	$44,569	$49,500	$(4,931)	(10)%

Revenues

Total revenue for the three months ended March 31, 2026 was $247.9 million, an increase of 8% compared with $228.8 million in the prior year period, as a result of organic growth across all of the Company's segments and the contribution from the acquisition completed in the fourth quarter of 2025. Merchant acquiring revenue benefited from higher sales volume and higher non-transactional revenues, partially offset by a slight decrease in spread. Payments Puerto Rico revenue benefited from transaction growth and continued strength in ATH Movil, primarily ATH Business. Latin America revenues are being positively impacted by the contribution from the Tecnobank acquisition completed in the fourth quarter of 2025 and continued organic growth across the region. Revenue also benefited from foreign currency exchange rate fluctuations, primarily in Brazil. Business Solutions revenue decreased as a result of the 10% discount to Popular that came into effect in the fourth quarter of 2025, and non-recurring hardware and software sales executed in the prior year.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the three months ended March 31, 2026 amounted to $118.2 million, an increase of $3.6 million or 3% when compared to the same period in the prior year. This increase was driven by the increase in revenue, primarily driven by higher personnel costs and cloud expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 amounted to $47.8 million, an increase of $11.6 million or 32% when compared to the same period in the prior year. This increase was mainly driven by higher professional fees and cash payment of contingent considerations related to prior acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2026 amounted to $37.3 million, an increase of $8.8 million or 31% when compared to the same period in the prior year. The increase was primarily driven by the amortization of intangible assets recognized in the acquisition completed in the fourth quarter of the prior year.

Non-Operating Expenses

	Three months ended March 31,
In thousands	2026	2025	Variance

Interest income	$3,860	$3,251	$609	19%
Interest expense	(17,357)	(16,988)	(369)	2%
Loss on foreign currency remeasurement	(3,726)	(833)	(2,893)	347%
Earnings from equity investees	1,446	2,077	(631)	(30)%
Other income, net	187	220	(33)	(15)%
Total non-operating expenses	$(15,590)	$(12,273)	$(3,317)	27%

Non-operating expenses for the three months ended March 31, 2026 increased by $3.3 million to $15.6 million when compared to the same period in the prior year. The increase was mainly related to increase in foreign currency remeasurement loss of $2.9 million mainly due to foreign currency fluctuations, an increase in interest expense of $0.4 million driven by the increase in the outstanding debt balance, a decrease in earnings from equity method investments of $0.6 million offset by an increase in interest income of $0.6 million.

Income Tax Expense

	Three months ended March 31,
In thousands	2026	2025	Variance
Income tax expense	$4,232	$4,136	$96	2%

Income tax expense for the three months ended March 31, 2026 amounted to $4.2 million, compared to $4.1 million in the prior period. The effective tax rate for the period was 14.6%, compared with 11.1% in the prior year period. The increase in the effective tax rate was primarily driven by the geographic mix of taxable income, including a larger proportion of income generated in higher tax rate foreign jurisdictions, as compared with Puerto Rico.

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

The Latin America Payments and Solutions segment payment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services. Solutions revenues consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds and consortium, in addition to software used to execute processes such as digital onboarding, digital signature, digital collection, and other digital transaction -related processes, including vehicle financing contract registration; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage.

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

Comparison of the three months ended March 31, 2026 and 2025

Payment Services - Puerto Rico & Caribbean

	Three months ended March 31,
In thousands	2026	2025
Revenues	$58,445	$55,157
Segment Adjusted EBITDA	34,740	31,438
Segment Adjusted EBITDA Margin	59.4%	57.0%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended March 31, 2026 increased by $3.3 million to $58.4 million when compared to the same period in the prior year. The increase in revenues was primarily driven by transaction growth, the continued strength in ATH Movil, primarily ATH Business, as well as higher revenue from services provided to the Latin America Payments and Solutions segment. Segment Adjusted EBITDA increased by $3.3 million to $34.7 million, driven by revenue growth.
Latin America Payments and Solutions

	Three months ended March 31,
In thousands	2026	2025
Revenues	$110,330	$83,775
Segment Adjusted EBITDA	32,800	24,895
Segment Adjusted EBITDA Margin	29.7%	29.7%

Latin America Payments and Solutions segment revenues for the three months ended March 31, 2026 increased by $26.6 million to $110.3 million when compared to the same period in the prior year, driven by the contribution from the Tecnobank acquisition completed in the fourth quarter of 2025, the strong performance in Brazil and the continued organic growth across the region. Revenue also benefited from the foreign currency exchange rate fluctuation, primarily in Brazil. Segment Adjusted EBITDA increased by $7.9 million to $32.8 million, primarily driven by the increase in revenue, as Adjusted EBITDA margin remained consistent with the prior year.

Merchant Acquiring

	Three months ended March 31,
In thousands	2026	2025
Revenues	$48,405	$47,649
Segment Adjusted EBITDA	19,518	20,359
Segment Adjusted EBITDA Margin	40.3%	42.7%

Merchant Acquiring segment revenues for the three months ended March 31, 2026 increased by $0.8 million to $48.4 million when compared to the same period in the prior year. The revenue increase was primarily driven by the positive impact from sales volume growth and higher non-transactional revenues, partially offset by a slight decrease in spread. Segment Adjusted EBITDA decreased by $0.8 million to $19.5 million driven by higher processing costs from the Payments Puerto Rico segment.

Business Solutions

	Three months ended March 31,
In thousands	2026	2025
Revenues	$59,538	$65,564
Segment Adjusted EBITDA	21,637	22,211
Segment Adjusted EBITDA Margin	36.3%	33.9%

Business Solutions segment revenues for the three months ended March 31, 2026 decreased by $6.0 million to $59.5 million as compared to the prior year period. This decrease was primarily driven by the 10% discount to Popular that came into effect in the fourth quarter of 2025 as well as the impact from the non-recurring hardware and software sales executed during the prior year. Segment Adjusted EBITDA decreased by $0.6 million to $21.6 million as compared to the prior period primarily driven by the 10% discount to Popular partially offset by lower programming and infrastructure expenses.

Liquidity and Capital Resources

As of March 31, 2026, there were no material changes to our primary short-term and long-term requirements for liquidity and capital resources as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $169.4 million was available for borrowing as of March 31, 2026. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of March 31, 2026, we had cash and cash equivalents of $290.9 million, of which $247.8 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Three months ended March 31,
(In thousands)	2026	2025

Cash provided by operating activities	$31,210	$37,643
Cash used in investing activities	(23,177)	(22,324)
Cash used in financing activities	(33,717)	(27,545)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	6,008	5,195
Net decrease in cash, cash equivalents and restricted cash	$(19,676)	$(7,031)

Net cash provided by operating activities for the three months ended March 31, 2026 was $31.2 million compared to $37.6 million for the same period in the prior year, driven by working capital requirements.

Net cash used in investing activities for the three months ended March 31, 2026 was $23.2 million compared to $22.3 million for the same period in the prior year and a result of an increase of $0.5 million in additions to software and the purchase of $0.5 million in available-for-sale debt securities during the period.

Net cash used in financing activities for the three months ended March 31, 2026 was $33.7 million compared to $27.5 million for the same period in the prior year. The increase in cash used in financing activities was primarily driven by an increase in share repurchases of $20.0 million, an increase in settlement activities of $3.4 million and an increase in other financing activities of $2.0 million. Increases were partially offset by a decrease of $1.3 million in withholding taxes paid on share-based compensation, cash drawn from the Revolving Facility of $15.0 million and a decrease of $2.8 million related to the payment of the remaining non-controlling interest in Brazil.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the three months ended March 31, 2026 and 2025, we invested approximately $22.7 million and $22.3 million in our capital resources, respectively. Generally, we fund capital expenditures with cash generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 19, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 6, 2026 to stockholders' of record on March 2, 2026. On April 30, 2026, our Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on June 5, 2026 to stockholders of record as of the close of business on May 11, 2026. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

At March 31, 2026, the unpaid principal balance of the TLA Facility and TLB Facility were $399.8 million and $690.0 million, respectively. At March 31,2026, the outstanding balance of the Revolving Facility was $25.0 million and the additional borrowing capacity for the Revolving Facility at March 31, 2026 was $169.4 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At March 31, 2026 and December 31, 2025, the unpaid principal balance of these agreements amounted to $2.3 million and $6.2 million, respectively. Obligations bear interest at rates ranging from 8.2% to 12.9% with maturities ranging from January 2027 through March 2027. The remaining portion of the deferred consideration is included in accounts payable on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of March 31, 2026, the outstanding principal balance of the note payable on a discounted basis was $5.5 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of March 31, 2026, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income (loss).

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At March 31, 2026, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset $1.0 million and a liability of $2.5 million. At December 31, 2025, the carrying amount of the derivatives was a liability of $5.2 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 8 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three month period ended March 31, 2026, the Company reclassified gains of $0.2 million, from accumulated other comprehensive income (loss) into interest expense compared to gains of $0.7 million for the corresponding period in 2025. Based on expected SOFR rates, the Company expects to reclassify losses of $0.8 million from accumulated other comprehensive loss into interest expense over the next 12 months.

Covenant Compliance

As of March 31, 2026, the total secured net leverage ratio was 2.15 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended March 31,		Twelve months ended
(In thousands, except per share information)	2026	2025	March 31, 2026
Net income	$24,747	$33,091	$136,216
Income tax expense	4,232	4,136	9,911
Interest expense, net	13,497	13,737	53,003
Depreciation and amortization	37,263	28,473	130,876
EBITDA	79,739	79,437	330,006
Equity income (1)	(1,446)	(2,077)	(989)
Compensation and benefits (2)	13,298	11,620	37,711
Transaction, refinancing and other (3)	1,729	(374)	11,961
Loss on foreign currency remeasurement (4)	3,726	833	2,301
Adjusted EBITDA	97,046	89,439	380,990
Operating depreciation and amortization (5)	(18,904)	(16,620)	(71,073)
Cash interest expense, net (6)	(12,217)	(12,964)	(49,950)
Income tax expense (7)	(7,164)	(3,197)	(20,366)
Non-controlling interest (8)	(2,712)	(398)	(6,611)
Adjusted net income	$56,049	$56,260	$232,990
Net income per common share (GAAP):
Diluted	$0.38	$0.50
Adjusted Earnings per common share (Non-GAAP):
Diluted	$0.90	$0.87
Shares used in computing adjusted earnings per common share:
Diluted	62,578,904	64,836,582

1)Represents the elimination of non-cash equity earnings from equity investments, net of dividends received.
2)Primarily represents share-based compensation and severance payments.
3)Primarily represents fees and expenses associated with transactions as defined in the Credit Agreement and other non-recurring expenses.
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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of certain assets and liabilities, and in some instances, the reported amounts of revenues and expenses during the period. We base our assumptions, estimates, and judgments on historical experience, current events, and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. However, because future events are inherently uncertain and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 2, 2026.
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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. Based upon a sensitivity analysis of our outstanding debt on March 31, 2026, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of March 31, 2026, under the secured credit facilities, would increase our annual interest expense by approximately $5.6 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of March 31, 2026, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income. For the three months ended March 31, 2026, the Company recognized non-cash unrealized foreign currency remeasurement losses of $3.7 million compared to losses of $0.8 million for the same period in 2025. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets. As of March 31, 2026, the Company had $13.8 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $63.4 million as of December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Part I, Item 1 “Financial Statements (Unaudited) - Note 14, Commitments and Contingencies,” incorporated herein by reference, for a discussion of material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026. For a discussion of the potential risks and uncertainties related to us, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three month period ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
3/1/2026-3/31/2026	683,253	29.32	683,253
	683,253	29.32	683,253	$129,992,249

(1) On February 25, 2026 the Board approved an increase to Evertec’s existing share repurchase authorization to permit future repurchases of up to an aggregate of $150 million worth of shares of the Company’s common stock, par value $0.01 per share by December 31, 2027. Under the repurchase program, the Company may repurchase shares in the open market, through accelerated share repurchase programs, Rule 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the three months ended March 31, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1*+	Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for Executive Officers under the EVERTEC, Inc. 2022 Incentive Award Plan, dated March 5, 2026.
31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL*	Inline Instance document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL*	Inline XBRL Taxonomy Extension Schema Document
101.CAL XBRL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+     This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVERTEC, Inc. (Registrant)

Date: May 7, 2026	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Karla Cruz-Jusino
Karla Cruz-Jusino Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)