Form 10-Q
period 2026-06-30
EVERTEC, Inc.
filed 2026-08-06
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026 or

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
At July 30, 2026, there were 59,752,542 outstanding shares of common stock of EVERTEC, Inc.

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

The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, and should, therefore, be considered in light of various factors, including those set forth under Part 1, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 and in Part I, Item 2.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as may be updated in our subsequent filings with the SEC. These forward-looking statements speak only as of the date of this Report, and, except as may be required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$260,659	$305,993
Restricted cash	29,737	25,838
Accounts receivable, net	182,619	164,381
Settlement assets	28,072	26,098
Prepaid expenses and other assets	85,056	68,462
Total current assets	586,143	590,772
Debt securities available-for-sale, at fair value	4,236	3,202
Equity securities, at fair value	6,144	5,849
Investments in equity investees	18,452	30,120
Property and equipment, net	66,297	64,354
Operating lease right-of-use asset	36,584	38,218
Goodwill	1,070,494	891,992
Other intangible assets, net	610,782	553,082
Deferred tax asset	47,427	45,386
Derivative asset	1,990	—
Other long-term assets	31,069	20,321
Total assets	$2,479,618	$2,243,296
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$143,021	$125,575
Accounts payable	58,094	63,726
Contract liability	32,770	26,573
Income tax payable	11,446	3,218
Current portion of long-term debt	29,834	23,867
Short-term borrowings	35,000	10,000
Current portion of operating lease liability	5,791	5,878
Settlement liabilities	28,343	26,202
Total current liabilities	344,299	285,039
Long-term debt	1,221,871	1,053,030
Deferred tax liability	79,884	71,356
Contract liability - long term	35,016	47,032
Operating lease liability - long-term	31,822	33,305
Derivative liability	843	5,225
Other long-term liabilities	46,804	34,317
Total liabilities	1,760,539	1,529,304
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	74,171	89,155
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 59,752,542 shares issued and outstanding as of June 30, 2026 (December 31, 2025 - 61,756,639)	597	618
Additional paid-in capital	—	—
Accumulated earnings	643,969	687,696
Accumulated other comprehensive loss, net of tax	(3,121)	(66,708)
Total stockholders’ equity	641,445	621,606
Non-redeemable non-controlling interest	3,463	3,231
Total equity	644,908	624,837
Total liabilities and equity	$2,479,618	$2,243,296
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues	$274,820	$229,607	$522,743	$458,399

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	124,241	110,060	242,486	224,669
Selling, general and administrative expenses	57,310	35,104	105,156	71,314
Depreciation and amortization	39,991	28,309	77,254	56,782
Total operating costs and expenses	221,542	173,473	424,896	352,765
Income from operations	53,278	56,134	97,847	105,634
Non-operating income (expenses)
Interest income	3,727	3,079	7,587	6,330
Interest expense	(20,264)	(16,719)	(37,621)	(33,707)
(Loss) gain on foreign currency remeasurement	(698)	1,348	(4,424)	515
(Losses) earnings from equity investees	(7,768)	867	(6,322)	2,944
Other (expenses) income, net	(1,124)	334	(937)	554
Total non-operating expenses	(26,127)	(11,091)	(41,717)	(23,364)
Income before income taxes	27,151	45,043	56,130	82,270
Income tax expense	20,274	4,070	24,506	8,206
Net income	6,877	40,973	31,624	74,064
Less: Net income attributable to non-controlling interest	1,472	508	2,468	896
Net income attributable to EVERTEC, Inc.’s common stockholders	5,405	40,465	29,156	73,168
Other comprehensive income (loss), net of tax of $740, and $(561), $1,758 and $(1,755)
Foreign currency translation adjustments	9,257	32,495	58,831	79,206
Gain (loss) on cash flow hedges	1,990	(2,160)	4,739	(6,152)
Unrealized gain on change in fair value of debt securities available-for-sale	21	2	17	10
Other comprehensive income, net of tax	$11,268	$30,337	63,587	$73,064
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$16,673	$70,802	92,743	$146,232
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.09	$0.63	$0.48	$1.15
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.09	$0.62	$0.47	$1.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2025	61,756,639	$618	$—	$687,696	$(66,708)	$3,231	$624,837
Share-based compensation recognized	—	—	7,555	—	—	—	7,555
Repurchase of common stock	(683,253)	(7)	—	(20,001)	—	—	(20,008)
Restricted stock units delivered	546,958	5	(7,369)	—	—	—	(7,364)
Net income (loss)	—	—	—	23,751	—	(13)	23,738
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,088)	—	—	(3,088)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(186)	(6,284)	—	—	(6,470)
Other comprehensive income	—	—	—	—	52,319	73	52,392
Balance at March 31, 2026	61,620,344	$616	$—	$682,074	$(14,389)	$3,291	$671,592
Share-based compensation recognized	—	—	8,181	—	—	—	8,181
Repurchase of common stock	(1,907,437)	(19)	(6,543)	(40,479)	—	—	(47,041)
Restricted stock units delivered	39,635	—	(21)	—	—	—	(21)
Net income (loss)	—	—		5,405	—	(39)	5,366
Cash dividends on common stock, $0.05 per share	—	—	—	(3,031)	—	—	(3,031)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,617)	—	—	—	(1,617)
Other comprehensive income	—	—	—	—	11,268	211	11,479
Balance at June 30, 2026	59,752,542	$597	$—	$643,969	$(3,121)	$3,463	$644,908

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	63,614,077	$636	$7,003	$599,608	$(134,723)	$3,277	$475,801
Share-based compensation recognized	—	—	7,249	—	—	—	7,249
Restricted stock units delivered	414,006	4	(8,710)	—	—	—	(8,706)
Net income (loss)	—	—	—	32,703	—	(120)	32,583
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,181)	—	—	(3,181)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,220)	—	—	—	(1,220)
Other comprehensive income (loss)	—	—	—	—	42,727	(159)	42,568
Balance at March 31, 2025	64,028,083	$640	$4,322	$629,130	$(91,996)	$2,998	$545,094
Share-based compensation recognized	—	—	7,299	—	—	—	7,299
Repurchase of common stock	(101,890)	(1)	(3,690)	—	—	—	(3,691)
Restricted stock units delivered	55,812	1	(213)	—	—	—	(212)
Net income (loss)	—	—	—	40,465	—	(61)	40,404
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,202)	—	—	(3,202)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(762)	—	—	—	(762)
Other comprehensive income	—	—	—	—	30,337	84	30,421
Balance at June 30, 2025	63,982,005	$640	$6,956	$666,393	$(61,659)	$3,021	$615,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income	31,624	74,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,254	56,782
Amortization of debt issue costs and accretion of discount	2,559	2,246
Operating lease amortization	2,957	3,522
Deferred tax benefit	(10,508)	(10,726)
Share-based compensation	15,736	14,548
Loss on impairment of investment in equity investee	8,910	—
Earnings of equity investees	(2,588)	(2,944)
Loss (gain) on foreign currency remeasurement	4,424	(515)
Other, net	3,010	(1,398)
(Increase) decrease in assets:
Accounts receivable, net	(18,696)	(15,616)
Prepaid expenses and other assets	(2,562)	(4,574)
Other long-term assets	(2,872)	2,783
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	2,805	(22,304)
Income tax payable	(9,905)	(3,531)
Contract liability	(4,446)	(6,862)
Operating lease liabilities	(4,384)	(3,788)
Other long-term liabilities	(2,627)	4,441
Total adjustments	59,067	12,064
Net cash provided by operating activities	90,691	86,128
Cash flows from investing activities
Additions to software and other intangible assets	(36,580)	(30,902)
Property and equipment acquired	(11,256)	(11,404)
Acquisition of available-for-sale debt securities	(928)	(561)
Payments for non-compete agreements	(431)	(662)
Proceeds from maturities of available-for-sale debt securities	—	1,000
Acquisitions, net of cash acquired	(179,757)	—
Other investing activities, net	3	(151)
Net cash used in investing activities	(228,949)	(42,680)
Cash flows from financing activities
Debt issuance costs	(1,276)	—
Acquisition of redeemable non-controlling interests	(23,098)	(5,167)
Withholding taxes paid on share-based compensation	(7,385)	(8,918)
Proceeds from issuance of long term debt	184,538	—
Net increase in Revolving Facility	25,000	—
Dividends paid to noncontrolling interest holders	(5,989)	(1,249)
Dividends paid	(6,119)	(6,383)
Repurchase of common stock	(67,049)	(3,691)
Repayment of long-term debt	(11,933)	(11,933)
Settlement activity, net	(2,498)	2,209
Other financing activities, net	(6,429)	(5,193)
Net cash provided by (used in) financing activities	77,762	(40,325)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	16,563	15,205
Net (decrease) increase in cash, cash equivalents, restricted cash and cash included in settlement assets	(43,933)	18,328
Cash, cash equivalents, restricted cash and cash included in settlement assets at the beginning of the period	348,129	314,649
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$304,196	$332,977

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

Note 2 – Business Acquisitions

Tecnobank Tecnologia Bancária S.A. (“Tecnobank”)

On October 1, 2025, Evertec Brasil Informática S.A. (“Evertec BR”), a wholly-owned subsidiary of EVERTEC, Inc., completed the purchase of 75% of the share capital of Tecnobank Tecnologia Bancária S.A. (“Tecnobank”). Tecnobank is a fintech vendor in Brazil’s digital vehicle financing contract registration sector. The aggregate purchase price for the shares was BRL$791 million or approximately USD$150 million. This transaction enhances the Company's existing product offerings in the region.

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

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$4,784
Accounts receivable, net	2,571
Prepaid expenses and other assets	7,604
Property and equipment, net	298
Long-term deferred tax asset	5,510
Other intangible assets, net	126,875
Other long-term assets	118
Accounts payable	(469)
Accrued liabilities	(3,829)
Income tax payable	(8,617)
Contract liability	(64)
Deferred tax liability	(43,137)
Other long-term liabilities	(14,730)
Total identifiable net assets	76,914
Redeemable noncontrolling interests	(53,569)
Goodwill	125,477
Total purchase consideration	$148,822

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$26,315	15
Trademark	6,579	10
Software packages	93,981	10
Total	$126,875	11

Goodwill in connection with the Tecnobank acquisition is attributable to the Latin America Payments and Solutions segment, refer to Note 5- Goodwill and Other Intangible Assets for further details. None of the goodwill is deductible for income tax purposes.

Dimensa S.A. (“Dimensa”)

On April 30, 2026, Evertec Brasil Informática S.A. (“Evertec BR”), a wholly-owned subsidiary of EVERTEC, Inc., completed the purchase of 100% of the outstanding common shares of Dimensa S.A. (“Dimensa”). Dimensa is a business-to-business technology provider serving financial institutions in Brazil. The aggregate purchase price for the shares was BRL$994 million or approximately USD$199 million. This transaction enhances the Company's existing product offerings in the region.

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

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$18,356
Restricted cash	1,203
Accounts receivable, net	6,589
Prepaid expenses and other assets	6,262
Property and equipment, net	1,132
Long-term deferred tax asset	7,715
Other intangible assets, net	69,747
Other long-term assets	8,457
Accounts payable, including deferred consideration	(11,187)
Accrued liabilities	(13,977)
Contract liability	(2,414)
Deferred tax liability	(23,444)
Other long-term liabilities, including deferred consideration	(20,981)
Total identifiable net assets	47,458
Goodwill	151,859
Total purchase consideration	$199,317

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$49,820	10
Trademark	5,978	7
Software packages	13,949	7
Total	$69,747	9

Goodwill in connection with the Dimensa acquisition is attributable to the Latin America Payments and Solutions segment, refer to Note 5- Goodwill and Other Intangible Assets for further details. None of the goodwill is deductible for income tax purposes.

Note 3 - Investment in Equity Investees

In the third quarter of 2023, the Company, through its wholly owned subsidiary EVERTEC Costa Rica, S.A. ("EVERTEC CR"), entered into an agreement with a corporate partner to jointly develop and provide payment services in the Latin America region through a newly formed joint venture. The Company accounted for its investment under the equity method of accounting.

During the quarter ended June 30, 2026, management made the decision to exit its investment in the joint venture as part of its ongoing evaluation of strategic priorities and recorded an impairment charge of $8.9 million which is presented within "Losses (earnings) from equity investees" in the accompanying unaudited condensed consolidated statement of income. Such impairment charge considered the investment carrying value net of cash consideration the Company will receive from dissolution of the investment and the extinguishment of the Company’s contractual obligations to provide services to the venture.

Note 4 – Property and Equipment, net

Property and equipment, net consisted of the following:

(Dollar amounts in thousands)	Useful life in years	June 30, 2026	December 31, 2025
Buildings	30	$2,404	$2,202
Data processing equipment	3 - 5	168,980	163,160
Furniture and equipment	3 - 10	10,668	9,285
Leasehold improvements	5 -10	5,386	4,737
		187,438	179,384
Less - accumulated depreciation and amortization		(122,818)	(116,558)
Depreciable assets, net		64,620	62,826
Land		1,677	1,528
Property and equipment, net		$66,297	$64,354

Depreciation and amortization expense related to property and equipment for the three and six months ended June 30, 2026 amounted to $6.1 million and $11.9 million, compared to $5.5 million and $11.0 million for the corresponding periods in 2025.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows:

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2025	$160,972	$552,889	$138,121	$40,010	$891,992
Goodwill attributable to acquisition	—	151,859	—	—	151,859
Measurement period adjustment for prior year acquisition	—	1,669	—	—	1,669
Foreign currency translation adjustments	—	24,974	—	—	24,974
Balance at June 30, 2026	$160,972	$731,391	$138,121	$40,010	$1,070,494

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. Based on the last analysis performed as of August 31, 2025, the fair value of the reporting units exceed the carrying amounts of the reporting units. No tests for impairment were required for the interim periods ended June 30, 2026 or 2025. Refer to Note 2 - Business Acquisitions for further details of goodwill acquired in 2026 and 2025.

The carrying amount of other intangible assets at June 30, 2026 and December 31, 2025 was as follows:

		June 30, 2026
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$613,701	$(400,560)	$213,141
Trademarks	3 - 15	104,555	(63,987)	40,568
Software packages	3 - 10	597,198	(241,969)	355,229
Non-compete agreement	5	3,728	(1,884)	1,844
Other intangible assets, net		$1,319,182	$(708,400)	$610,782

		December 31, 2025
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$556,914	$(385,144)	$171,770
Trademarks	3 - 15	95,573	(58,464)	37,109
Software packages	3 - 10	579,657	(237,571)	342,086
Non-compete agreement	5	3,573	(1,456)	2,117
Other intangible assets, net		$1,235,717	$(682,635)	$553,082

Amortization expense related to other intangibles for the three and six months ended June 30, 2026 amounted to $33.9 million and $65.4 million, compared to $22.8 million and $45.8 million for the corresponding periods in 2025.

The estimated amortization expense of the other intangible balances outstanding at June 30, 2026, for the remainder of 2026 and the years thereafter is as follows:

(In thousands)
Remaining 2026	$65,235
2027	128,327
2028	107,517
2029	82,472
2030	63,622
Thereafter	163,609

Note 6 – Debt and Short-Term Borrowings

Debt at June 30, 2026 and December 31, 2025 was as follows:

(In thousands)	June 30, 2026	December 31, 2025
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$392,350	$403,770
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(3))	857,932	673,127
Revolving Facility(4)	35,000	10,000
Deferred consideration from business combinations	2,339	6,175
Note payable due on September 1, 2030(1)	5,290	5,808
Other borrowings	1,423	$—
Total debt	$1,294,334	$1,098,880

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0.00% plus applicable margin of 2.00% at June 30, 2026 and 1.75% at December 31, 2025.
(3)Subject to a SOFR floor of 0.50% plus applicable margin of 2.25% at June 30, 2026 and December 31, 2025.
(4)Subject to a SOFR of 3.75% plus applicable margin of 2.00% at June 30, 2026 and to a Prime rate of 6.75% plus applicable margin of 0.75% at December 31, 2025.

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for a $415.0 million term loan A facility (the “TLA Facility”) that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027 (the “Credit Agreement”). Under the Revolving Facility the Company may request up to $20.0 million as part of the swingline, which consists of short-term borrowings, that allows the Company to obtain same-day, short-duration advances to address immediate liquidity needs. On October 30, 2023, EVERTEC and EVERTEC Group entered into a first amendment to the Credit Agreement with a syndicate of lenders and Truist, as administrative agent and collateral agent, providing for (i) additional term A loans in the amount of $60.0 million and a new tranche of term loan B commitments in the amount of $600.0 million maturing October 30, 2030 (the “TLB Facility”). On May 16, 2024, November 26, 2024 and August 12, 2025, EVERTEC and EVERTEC Group entered into second, third and fourth amendments to its Credit Agreement, each providing for a pricing reduction to its TLB Facility. On November 25, 2025, EVERTEC and EVERTEC Group entered into the fifth amendment to its Credit Agreement which provides for an additional $150.0 million under the TLB Facility. On May 18, 2026, EVERTEC and EVERTEC Group entered into the sixth amendment to its Credit Agreement which provides for an additional $185.0 million under the TLB Facility.

At June 30, 2026, the unpaid principal balance of the TLA Facility and TLB Facility were $393.8 million and $875.0 million, respectively. At June 30,2026, the outstanding balance of the Revolving Facility was $35.0 million and the additional borrowing capacity for the Revolving Facility was $159.4 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At June 30, 2026 and December 31, 2025, the unpaid principal balance of these agreements amounted to $2.3 million and $6.2 million, respectively. Obligations bear interest at rates ranging from 8.2% to 12.9% with maturities ranging from January 2027 through March 2027. Deferred consideration is presented in accounts payable on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of June 30, 2026, the outstanding principal balance of the note payable on a discounted basis was $5.3 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of June 30, 2026, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income.

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At June 30, 2026, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset $2.0 million and a liability of $0.8 million. At December 31, 2025, the carrying amount of the derivatives was a liability of $5.2 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 9 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and six months ended June 30, 2026, the Company reclassified gains of $0.2 million and $0.4 million, from accumulated other comprehensive loss into interest expense compared to gains of $0.8 million and $1.5 million for the corresponding period in 2025. Based on expected SOFR rates, the Company expects to reclassify gains of $0.7 million from accumulated other comprehensive loss into interest expense over the next 12 months.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
(In thousands)	Level 2	Level 3	Measured at NAV	Total	Level 2	Level 3	Measured at NAV	Total
Financial assets:
Debt securities AFS	$4,236	$—	$—	$4,236	$3,202	$—	$—	$3,202
Equity securities	—	—	6,144	6,144	—	—	5,849	5,849
Interest rate swaps	1,990	—	—	1,990	—	—	—	—
Financial liabilities:
Interest rate swaps	843	—	—	843	5,225	—	—	5,225

Debt Securities Available for Sale ("AFS")

Costa Rica government obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. The Company purchased debt securities amounting to $0.9 million during the six month period ended June 30, 2026, and $0.6 million for the corresponding period in 2025. Debt securities amounting to $1.0 million matured during the six month period ended June 30, 2025, none matured for the corresponding period in 2026. No debt securities were sold during the six month periods ended June 30, 2026 or 2025. A provision for credit losses was not required for either June 30, 2026 or 2025.

The fair value of debt securities is estimated based on observable inputs through corroboration with market data at the measurement date, therefore classified as a Level 2 asset within the fair value hierarchy.

Interest rate swaps

The fair value of the Company's interest rate swaps are estimated using Level 2 inputs under the fair value hierarchy. Refer to Note 6 - Debt and Short-term Borrowings for additional information related to the derivative instruments.

Equity Securities Measured at Net Asset Value (NAV)

At June 30, 2026 and December 31, 2025, the Company holds mutual funds classified as equity securities on the Company's unaudited condensed consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value and estimated fair value for financial instruments at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	$392,350	$392,327	$403,770	$405,737
2030 Term B Loan Facility	$857,932	$871,719	$673,127	$690,000
Revolving Facility	$35,000	$35,000	$10,000	$10,000

The fair value of the term loans and the revolving facility at June 30, 2026 and December 31, 2025 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheet.

Note 8 – Redeemable Noncontrolling Interests

At June 30, 2026, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option.

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

Given certain provisions within the option contracts, the Company has classified the RNCI as mezzanine equity on the Company's unaudited condensed consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI for the six months ended June 30, 2026 and the twelve months ended December 31, 2025:

(In thousands)	Redeemable noncontrolling interests
	June 30, 2026	December 31, 2025
Beginning balance	$89,155	$43,460
Fair value of redeemable non-controlling interest at acquisition date	—	53,569
Net income attributable non-controlling interests	2,520	3,177
Acquisition of shares from non-controlling interest	(22,379)	(7,276)
Adjustment of redeemable non-controlling interests to redemption value	7,289	1,180
Dividends declared on redeemable non-controlling interests	(2,421)	(4,976)
Foreign currency translation adjustments	7	21
Ending balance	$74,171	$89,155

During the six month period ended June 30, 2026, certain non-controlling interest holders exercised their Lote45 Participacoes S.A put options, and accordingly the Company acquired an additional 4.32% ownership interest in Lote45 Participacoes S.A. This transaction did not result in a change in control and was accounted for as an equity transaction, with a $0.7 million decrease to accumulated earnings reflected on the Company's condensed consolidated balance sheet for the difference between the carrying value of the redeemable noncontrolling interest at the date of purchase and the consideration paid. The payment of approximately $2.4 million for the acquisition of the redeemable noncontrolling interest is classified as a financing activity within the condensed consolidated statements of cash flows.

During the same period, the Company also acquired the remaining 49% ownership interest in Rosk Software S.A. and the remaining 40% ownership interest in Compliasset Software e Soluções Digitais Ltda. As none of these transactions resulted in a change of control, they were accounted for as equity transactions in accordance with ASC 810. In connection with the acquisitions of Rosk Software S.A. and Compliasset Software e Soluções Digitais Ltda, the carrying value of the redeemable noncontrolling interest at the dates of purchase approximated the consideration paid. Cash payments of approximately $17.8 million and $2.9 million, respectively, related to these acquisitions are classified as financing activities in the Company's condensed consolidated statements of cash flows.

Note 9 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the six months ended June 30, 2026:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains on Debt Securities AFS	Total
Balance - December 31, 2025, net of tax	$(63,416)	$(3,331)	$39	$(66,708)
Other comprehensive income before reclassifications	58,831	4,499	17	63,347
Effective portion reclassified to net income	—	240	—	240
Balance - June 30, 2026, net of tax	$(4,585)	$1,408	$56	$(3,121)

Note 10 – Share-based Compensation

Long-term Incentive Plan ("LTIP")

During the periods ended March 31, 2024, 2025 and 2026, the Compensation Committee (the "Compensation Committee") of the Company's Board of Directors ("Board") approved grants of restricted stock units (“RSUs”) to executives and certain employees pursuant to the 2024 LTIP, 2025 LTIP and 2026 LTIP, respectively, all under the terms of the Company's 2022 Equity Incentive Plan. Under the LTIPs, the Company granted RSUs to eligible participants as time-based awards and/or performance-based awards.

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

The following table summarizes nonvested RSUs activity for the six months ended June 30, 2026:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2025	2,034,626	$38.59
Granted	1,229,052	31.10
Vested	(846,342)	38.64
Forfeited	(45,580)	35.61
Nonvested at June 30, 2026	2,371,756	$34.76

For the three and six months ended June 30, 2026, the Company recognized $8.1 million and $15.7 million of share-based compensation expense, compared with $7.3 million and $14.5 million for the corresponding period in 2025.

As of June 30, 2026, the maximum unrecognized cost for RSUs was $56.8 million. The cost is expected to be recognized over a weighted average period of 2.1 years.

Note 11 – Revenues

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into primary geographical markets, nature of the products and services, and timing of transfer of goods and services. The Company's operating segments are determined by the nature of the products and services the Company provides and the primary geographical markets in which the Company operates. Revenue disaggregated by segment is discussed in Note 16 - Segment Information.

In the following tables, revenue for each segment, excluding intersegment revenues, is disaggregated by timing of revenue recognition for the periods indicated.

	Three months ended June 30, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$54	$3,617	$—	$488	$4,159
Products and services transferred over time	40,693	119,330	52,301	58,337	270,661
	$40,747	$122,947	$52,301	$58,825	$274,820

	Three months ended June 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$23	$1,932	$—	$1,333	$3,288
Products and services transferred over time	38,108	77,733	47,292	63,186	226,319
	$38,131	$79,665	$47,292	$64,519	$229,607

	Six months ended June 30, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$78	$5,967	$—	$2,752	$8,797
Products and services transferred over time	78,598	219,031	100,706	115,611	513,946
	$78,676	$224,998	$100,706	$118,363	$522,743

	Six months ended June 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$81	$3,698	$—	$5,593	$9,372
Products and services transferred over time	75,349	154,247	94,941	124,490	449,027
	$75,430	$157,945	$94,941	$130,083	$458,399

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended June 30, 2026 and 2025 was approximately 24% and 31%, respectively. For the six months ended June 30, 2026 and 2025 this percentage was approximately 25% and 31%, respectively. Accounts receivable from Popular at June 30, 2026 and December 31, 2025 amounted to $40.2 million and $41.4 million, respectively.

Contract Balances

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the Company become unconditional (i.e., the Company has a present right to payment). The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets. Contract assets at June 30, 2026 and December 31, 2025 amounted to $18.4 million and $13.9 million, respectively.

Contract liability and Contract liability - long term, at June 30, 2026 amounted to $32.8 million and $35.0 million, respectively. Contract liability and Contract liability - long term, at December 31, 2025 amounted to $26.6 million and $47.0 million, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees invoiced in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the Popular Transaction in the fiscal year 2022. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the three and six month period ended June 30, 2026, the Company recognized revenue of $13.5 million and $21.6 million that was included in the Contract liability at December 31, 2025. During the three and six month period ended June 30, 2025, the Company recognized revenue of $8.0 million and $18.4 million that was included in the Contract liability at December 31, 2024.

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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at June 30, 2026 was $780.3 million, which is expected to be recognized over the next 6 years. The Company expects to recognize approximately 21% of the remaining performance obligations during 2026, approximately 36% during 2027, and the balance thereafter.

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

Roll-forward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables for the six months ended June 30, 2026 and the year ended December 31, 2025:

(In thousands)	June 30, 2026	December 31, 2025
Balance at beginning of period	$3,208	$2,856
Current period provision for expected credit losses	1,395	727
Write-offs	(719)	(379)
Recoveries of amounts previously written-off	—	4
Balance at end of period	$3,884	$3,208

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

Note 13 – Income Tax

The effective tax rate for the three and six months ended June 30, 2026 was 74.7% and 43.7%, respectively, compared to 9.0% and 10.0% for the corresponding periods in 2025. The effective tax rate for the current year periods exceeded the applicable statutory corporate income tax rate of 37.5%, primarily driven by discrete tax items, including taxes associated with a dividend distribution from a foreign subsidiary as part of the Company’s capital allocation and funding strategy used to partially fund the acquisition of Dimensa, as well as a valuation allowance recorded against capital losses generated by impairment charges related to the Company's strategic decision to exit an Investment in equity investee as described in Note 3 - Investment in Equity Investees. The increase in the effective tax rate for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is also attributable to the geographic mix of taxable income, including a larger proportion of earnings generated in higher tax rate foreign jurisdictions, compared to Puerto Rico.

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

For the three and six months ended June 30, 2026, the Company did not estimate material Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted Pillar Two legislation based on its results and in particular the application of the qualified domestic minimum tax in Brazil.

Note 14 – Net Income Per Common Share

The reconciliation of the numerator and the denominator of net income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share information)	2026	2025	2026	2025
Net income available to EVERTEC, Inc.’s common shareholders	$5,405	$40,465	$29,156	$73,168
Weighted average common shares outstanding	60,916,714	64,030,322	61,353,699	63,884,710
Weighted average potential dilutive common shares (1)	529,660	840,036	676,815	924,107
Weighted average common shares outstanding - assuming dilution	61,446,374	64,870,358	62,030,514	64,808,817
Net income per common share - basic	$0.09	$0.63	$0.48	$1.15
Net income per common share - diluted	$0.09	$0.62	$0.47	$1.13

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 19, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 6, 2026 to stockholders of record as of March 2, 2026. On April 30, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on June 5, 2026 to stockholders of record as of May 11, 2026.

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

Note 16 – Segment Information

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

The Latin America Payments and Solutions segment payment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services. Solutions revenues consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds, consortium and insurance, in addition to software used to execute processes such as digital onboarding, digital signature, digital collection, and other digital transaction-related processes, including vehicle financing contract registration; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage.

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

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated:

	Three months ended June 30, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$40,747	$122,947	$52,301	$58,825	$274,820
Intersegment revenues	20,122	7,926	—	—	28,048
Total segment revenues(1)	60,869	130,873	52,301	58,825	302,868
Less: Other segment items(2)	(23,975)	(91,217)	(30,496)	(36,269)	(181,957)
Segment Adjusted EBITDA	$36,894	$39,656	$21,805	$22,556	$120,911

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.   Intersegment revenue eliminations predominantly reflect the $16.1 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $7.9 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $4.0 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)For each reportable segment, other segment items category includes: cost of revenues and selling, general and administrative expenses, exclusive of depreciation and amortization. These amounts are adjusted to exclude certain items such as: share-based compensation costs, severance payments, equity investment income net of dividends received and nonrecurring impairment charges, foreign currency remeasurement for assets and liabilities in non-functional currency, and expenses from corporate transactions as defined in the Credit Agreement to determine Segment Adjusted EBITDA.

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

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.  Intersegment revenue eliminations predominantly reflect the $14.8 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $6.4 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $3.5 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

	Six months ended June 30, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payment and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$78,676	$224,998	$100,706	$118,363	$522,743
Intersegment revenues	40,638	16,205	—	—	56,843
Total segment revenues(1)	119,314	241,203	100,706	118,363	579,586
Less: Other segment items(2)	(47,680)	(168,747)	(59,383)	(74,170)	(349,980)
Segment Adjusted EBITDA	$71,634	$72,456	$41,323	$44,193	$229,606

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.  Intersegment revenue eliminations predominantly reflect the $31.8 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $16.2 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $8.9 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
(2)For each reportable segment, other segment items category includes: cost of revenues and selling, general and administrative expenses, exclusive of depreciation and amortization. These amounts are adjusted to exclude certain items such as: share-based compensation costs, severance payments, equity investment income net of dividends received and nonrecurring impairment charges, foreign currency remeasurement for assets and liabilities in non-functional currency, and expenses from corporate transactions as defined in the Credit Agreement to determine Segment Adjusted EBITDA.

	Six months ended June 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payment and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$75,430	$157,945	$94,941	$130,083	$458,399
Intersegment revenues	$36,148	$11,885	$—	$—	48,033
Total segment revenues(1)	111,578	169,830	94,941	130,083	506,432
Less: Other segment items(2)	(47,112)	(121,585)	(54,580)	(81,840)	(305,117)
Segment Adjusted EBITDA	$64,466	$48,245	$40,361	$48,243	$201,315

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

The reconciliation of Segment Adjusted EBITDA to consolidated income before income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Segment Adjusted EBITDA	$120,911	$102,412	$229,606	$201,315
Elimination of intersegment revenues	(28,048)	(24,680)	(56,843)	(48,033)
Other corporate expenses(1)	16,472	14,831	33,618	28,720
Compensation and benefits(2)	(9,481)	(7,788)	(22,779)	(19,408)
Transaction, refinancing and other fees(3)	(7,709)	2	(9,438)	376
(Losses) earnings of equity method investments, net of dividends received(4)	(7,768)	867	(6,322)	2,944
(Loss) gain on foreign currency remeasurement(5)	(698)	1,348	(4,424)	515
Interest income	3,727	3,079	7,587	6,330
Interest expense	(20,264)	(16,719)	(37,621)	(33,707)
Depreciation and amortization	(39,991)	(28,309)	(77,254)	(56,782)
Income before income taxes	$27,151	$45,043	$56,130	$82,270

(1)The other corporate expenses category consists of corporate overhead expenses and other non-operating expenses that are not included in the reportable segment.
(2)Primarily represents share-based compensation and severance payments.
(3)Primarily represents fees and expenses associated with corporate transactions as defined in the Credit Agreement.
(4)Primarily represents the elimination of unrealized earnings from equity investments, net of dividends received and nonrecurring impairment charges.
(5)Represents non-cash unrealized gains (losses) on foreign currency remeasurement for assets and liabilities denominated in non-functional currencies.

Note 17 – Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information is as follows:

	Six months ended June 30,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,687	$31,902
Cash paid for income taxes	29,798	19,230
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	7,602	8,523
Right-of-use assets obtained in exchange for operating lease liabilities	868	1,897

Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

	June 30,
(In thousands)	2026	2025
Cash and cash equivalents	$260,659	$290,578
Restricted cash	29,737	23,780
Cash and cash equivalents included in settlement assets	13,800	18,619
Cash, cash equivalents, restricted cash and cash included in settlement assets	$304,196	$332,977

Note 18 – Subsequent Events

On July 23, 2026, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on September 4, 2026 to stockholders of record as of the close of business on August 3, 2026. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

On July 31, 2026, Evertec Brasil Informática S.A., a wholly-owned subsidiary of Evertec completed the previously announced purchase of 67% ownership stake in BB Chain, a startup specializing in blockchain infrastructure for financial institutions. The aggregate investment was approximately R$28 million or approximately USD$5.6 million, subject to customary closing adjustments. The transaction was funded with the Company's existing liquidity.

On July 31, 2026, the Company's Board of Directors approved an increase to Evertec's existing share repurchase authorization to permit future repurchases of up to an aggregate of $150 million worth of shares of the Company's common stock, par value $0.01 per share while maintaining the current expiration date of December 31, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and six months ended June 30, 2026 and 2025 and (ii) the financial condition as of June 30, 2026. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 2, 2026 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis and, (b) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC, Inc.’s subsidiaries include EVERTEC Group; EVERTEC Intermediate Holdings, LLC; EVERTEC Dominicana, SAS; Evertec Chile Holdings SpA; Evertec Chile SpA; Evertec Chile Global SpA; Evertec Chile Servicios Profesionales SpA; Paytrue S.A.; Caleidon; S.A.; Evertec Brasil Solutions Informática S.A. ("EVERTEC BR"); EVERTEC Panamá, S.A.; EVERTEC Costa Rica, S.A. (“EVERTEC CR”); Zunify Payments Ltda; EVERTEC Guatemala, S.A.; Evertec Colombia, SAS;, EVERTEC USA, LLC; OPG Technology Corp.; Evertec Placetopay, SAS ("PlacetoPay"); BBR Chile, SpA and BBR Perú, S.A.C.,(collectively "BBR"); Paysmart Pagamentos Eletronicos Ltda, Issuer Holding Ltda. and Issuer Instituição de Pagamentos Ltda (collectively "paySmart"); EVERTEC México Servicios de Procesamiento, S.A. de C.V.; Sinqia S.A.,Torq. Inovação Digital Ltda, Sinqia Tecnologia Ltda., Rosk Software S.A., Lote 45 Participações S.A., and Compliasset S.A. (collectively "Sinqia"); Grandata, LLC, Grandata Mexico, S.A. de C.V., Grandata USA, LLC and Big Data Analytics SA (collectively "Grandata"); Nubity S.R.L., Nubity LLC. and Nubity Cloud, S.A.P.I. de C.V. (collectively "Nubity"), Tecnobank Tecnologia Bancária S.A. (“Tecnobank”); and Dimensa Ltda., Quiver Desenvolvimento Tecnologia Ltda., Quiver Soluções de Tecnologia Ltda.., RBM Web Sistemas Inteligentes Ltda. and Agger S.A. (collectively “Dimensa”). Neither EVERTEC nor EVERTEC Intermediate Holdings, LLC conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
Overview

EVERTEC is a leading full-service transaction-processing business and financial technology provider in Latin America, Puerto Rico and the Caribbean, providing a broad range of merchant acquiring, payment services and business solutions. We believe we are one of the largest merchant acquirers in Latin America based on total number of transactions and we also believe we are the largest merchant acquirer in the Caribbean. We serve 26 countries out of 24 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading debit networks in Latin America. We process over ten billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and provide a comprehensive suite of services for core banking, cash processing, fulfillment in Puerto Rico and a “one-stop shop” set of products for the financial sector in Latin America, which include solutions such as core banking, investments, asset management, pension funds, consortium and insurance. Additionally, we offer managed services, managed security services and payment transactions fraud monitoring to all the regions where we do business. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin America region.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year Master Service Agreement (“MSA”), and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including obtaining a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (as amended, the “A&R ISO Agreement”). The

A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services which began in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and for the six months ended June 30, 2026 approximately 25% of our revenues were generated from this relationship.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

	Three months ended June 30,
In thousands	2026	2025	Variance

Revenues	$274,820	$229,607	$45,213	20%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	124,241	110,060	14,181	13%
Selling, general and administrative expenses	57,310	35,104	22,206	63%
Depreciation and amortization	39,991	28,309	11,682	41%
Total operating costs and expenses	221,542	173,473	48,069	28%
Income from operations	$53,278	$56,134	$(2,856)	(5)%

Revenues

Total revenue for the three months ended June 30, 2026 was $274.8 million, an increase of 20% compared with $229.6 million in the prior year quarter driven by organic growth across most of the Company's segments, contributions from the recent acquisitions completed in the current and prior year and favorable foreign currency fluctuations. Merchant acquiring revenue benefited from higher sales volume, higher non-transactional revenues and an improvement in spread. Payments Puerto Rico revenue benefited from higher POS transactions and growth in ATH Movil, primarily in ATH Business, as well as a non-recurring volume-based benefit recognized during the quarter. Latin America revenue benefited from the contributions of recent acquisitions, and continued organic growth across the region. Revenue also benefited from foreign currency exchange rate fluctuations of $9.1 million, primarily in Brazil. Business Solutions revenue contracted mainly as a result of the 10% discount to Popular that came into effect in the fourth quarter of 2025.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the three months ended June 30, 2026 amounted to $124.2 million, an increase of $14.2 million or 13% when compared to the same period in the prior year. This increase was driven by the increase in revenue, primarily driven by higher personnel costs and professional fees related to the acquisitions completed in the current quarter and in the prior year, as well as higher cloud expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 amounted to $57.3, an increase of $22.2 million or 63% when compared to the same period in the prior year. This increase was mainly driven by higher professional fees and personnel costs related to the acquisitions completed in the current quarter and in the prior year, coupled with higher equipment expenses and costs related to the cybersecurity incident response and remediation activities.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2026 amounted to $40.0 million, an increase of $11.7 million or 41% when compared to the same period in the prior year. The increase was primarily driven by the amortization of intangible assets recognized in the recent acquisitions.

Non-Operating Expenses

	Three months ended June 30,
In thousands	2026	2025	Variance

Interest income	$3,727	$3,079	$648	21%
Interest expense	(20,264)	(16,719)	(3,545)	21%
(Loss) gain on foreign currency remeasurement	(698)	1,348	(2,046)	(152)%
(Losses) earnings from equity investees	(7,768)	867	(8,635)	(996)%
Other (expenses) income, net	(1,124)	334	(1,458)	(437)%
Total non-operating expenses	$(26,127)	$(11,091)	$(15,036)	136%

Non-operating expenses for the three months ended June 30, 2026 increased by $15.0 million to $26.1 million when compared to the same period in the prior year. The increase was mainly related to an impairment loss of $8.9 million related to an Investment in equity investee, an increase in foreign currency remeasurement loss of $2.0 million and an increase in interest expense of $3.5 million resulting from the increased debt raised to finance the Dimensa and Tecnobank acquisitions, partially offset by an increase in interest income of $0.6 million.

Income Tax Expense

	Three months ended June 30,
In thousands	2026	2025	Variance
Income tax expense	$20,274	$4,070	$16,204	398%

Income tax expense for the three months ended June 30, 2026 amounted to $20.3 million, compared to $4.1 million in the prior period. The effective tax rate for the period was 74.7%, compared with 9.0% in the prior year period. This increase was primarily driven by discrete tax items, including taxes associated with a dividend distribution from a foreign subsidiary as part of the Company’s capital allocation and funding strategy used to partially fund the acquisition of Dimensa, as well as a valuation allowance recorded against capital losses generated by impairment charges related to the Company's strategic decision to exit an Investment in equity investee. This increase is also attributable to the geographic mix of taxable income, including a larger proportion of income generated in higher tax rate foreign jurisdictions, as compared with Puerto Rico.

Comparison of the six months ended June 30, 2026 and 2025

	Six months ended June 30,
In thousands	2026	2025	Variance

Revenues	$522,743	$458,399	$64,344	14%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	242,486	224,669	17,817	8%
Selling, general and administrative expenses	105,156	71,314	33,842	47%
Depreciation and amortization	77,254	56,782	20,472	36%
Total operating costs and expenses	424,896	352,765	72,131	20%
Income from operations	97,847	105,634	(7,787)	(7)%

Revenues

Total revenue for the six months ended June 30, 2026 was $522.7 million, an increase of 14% compared with $458.4 million in the prior year period for the same reasons explained above for the quarter. As it related to Business Solutions, revenue decreased primarily due to the same factors explained for above in the quarter and a non-recurring hardware and software sales executed in the prior year.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the six months ended June 30, 2026 amounted to $242.5 million, an increase of $17.8 million or 8% when compared to the same period in the prior year. This increase was driven by the same factors explained for above in the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2026 amounted to $105.2 million, an increase of $33.8 million or 47% when compared to the same period in the prior year. This increase was mainly driven by the same factors explained for above in the quarter and cash payment of contingent considerations related to prior acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2026 amounted to $77.3 million, an increase of $20.5 million or 36% when compared to the same period in the prior year. The increase was primarily driven by the same factors explained for above in the quarter.

Non-Operating Expenses

	Six months ended June 30,
	2026	2025	Variance

Interest income	7,587	6,330	1,257	20%
Interest expense	(37,621)	(33,707)	(3,914)	12%
(Loss) gain on foreign currency remeasurement	(4,424)	515	(4,939)	(959)%
(Losses) earnings from equity investees	(6,322)	2,944	(9,266)	(315)%
Other (expenses) income, net	(937)	554	(1,491)	(269)%
Total non-operating expenses	(41,717)	(23,364)	(18,353)	79%

Non-operating expenses for the six months ended June 30, 2026 increased by $18.4 million to $41.7 million when compared to the same period in the prior year. The increase was primarily driven by a $9.3 million unfavorable change in earnings from equity investees, as a result of $8.9 million of impairment losses recognized during the period, a $4.9 million increase in foreign currency remeasurement losses, an increase in interest expense of $3.9 million resulting from the increased debt raised to finance the Dimensa and Tecnobank acquisitions. These increases were partially offset by an increase in interest income of $1.3 million.

Income Tax Expense

	Six months ended June 30,
In thousands	2026	2025	Variance
Income tax expense	24,506	8,206	$16,300	199%

Income tax expense for the six months ended June 30, 2026 amounted to $24.5 million, compared to $8.2 million in the prior period. The effective tax rate for the period was 43.7%, compared with 10.0% in the prior year period. The increase in the effective tax rate was primarily driven by the same factors explained for above in the quarter.

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

The Latin America Payments and Solutions segment payment revenues consist of revenues related to providing access to the ATH network of ATMs and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, businesses and financial institutions), as well as licensed software solutions for risk and fraud management and card payment processing. For network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from transaction switching, processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed, and other processing services. Solutions revenues consist of (a) licensing, support and maintenance (“subscription”), implementation and customization of software used to provide financial products in areas such as core banking, credit, investments, payments, foreign exchange, mutual funds, pension funds, consortium and insurance, in addition to software used to execute processes such as digital onboarding, digital signature, digital collection, and other digital transaction -related processes, including vehicle financing contract registration; and (b) outsourcing of mission critical IT services. Revenues are based on monthly fixed fees and, in several cases, variable fees based on usage.

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

Expense information that is regularly provided to the CODM on a consolidated financial statement basis includes personnel costs, professional fees, equipment expenses and cost of sales, adjusted primarily for the impact of share-based compensation, restructuring related expenses, and fees and expenses from corporate transactions such as M&A activity and financing.

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

Comparison of the three months ended June 30, 2026 and 2025

Payment Services - Puerto Rico & Caribbean

	Three months ended June 30,
In thousands	2026	2025
Revenues	$60,869	$56,421
Segment Adjusted EBITDA	36,894	33,028
Segment Adjusted EBITDA Margin	60.6%	58.5%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended June 30, 2026 increased by $4.4 million to $60.9 million when compared to the same period in the prior year. The increase in revenues was primarily driven by higher POS revenues driven by transaction growth, the continued strength in ATH Movil, primarily ATH Business coupled with higher vehicle registration and fine processing fees and a non-recurring volume-based benefit recognized during the quarter. Segment Adjusted EBITDA increased by $3.9 million to $36.9 million, driven by revenue growth, partially offset by higher cloud expenses.
Latin America Payments and Solutions

	Three months ended June 30,
In thousands	2026	2025
Revenues	$130,873	$86,055
Segment Adjusted EBITDA	39,656	23,350
Segment Adjusted EBITDA Margin	30.3%	27.1%

Latin America Payments and Solutions segment revenues for the three months ended June 30, 2026 increased by $44.8 million to $130.9 million when compared to the same period in the prior year, driven by the contribution from the acquisitions completed in the prior and current year and the continued organic growth across the region. Revenue also benefited from favorable foreign currency exchange rate fluctuations of $9.1 million, primarily in Brazil. Segment Adjusted EBITDA increased by $16.3 million to $39.7 million, primarily driven by the increase in revenue partially offset by higher personnel costs resulting from incremental headcount across the region, cloud expenses and higher professional fees.

Merchant Acquiring

	Three months ended June 30,
In thousands	2026	2025
Revenues	$52,301	$47,292
Segment Adjusted EBITDA	21,805	20,002
Segment Adjusted EBITDA Margin	41.7%	42.3%

Merchant Acquiring segment revenues for the three months ended June 30, 2026 increased by $5.0 million to $52.3 million when compared to the same period in the prior year. The revenue increase was primarily driven by higher sales volume, higher non-transactional revenues, as well as an improvement in spread. Segment Adjusted EBITDA increased by $1.8 million to $21.8 million mainly driven by higher revenue growth, partially offset by higher processing costs from the Payments Puerto Rico segment.

Business Solutions

	Three months ended June 30,
In thousands	2026	2025
Revenues	$58,825	$64,519
Segment Adjusted EBITDA	22,556	26,032
Segment Adjusted EBITDA Margin	38.3%	40.3%

Business Solutions segment revenues for the three months ended June 30, 2026 decreased by $5.7 million to $58.8 million as compared to the prior year period. This decrease was primarily driven by the 10% discount to Popular that came into effect in the fourth quarter of 2025. Segment Adjusted EBITDA decreased by $3.5 million to $22.6 million as compared to the prior period primarily driven by the 10% discount to Popular partially offset by lower equipment expenses.

Comparison of the six months ended June 30, 2026 and 2025

Payment Services - Puerto Rico & Caribbean

	Six months ended June 30,
In thousands	2026	2025
Revenues	$119,314	$111,578
Segment Adjusted EBITDA	71,634	64,466
Segment Adjusted EBITDA Margin	60.0%	57.8%

Payment Services - Puerto Rico & Caribbean segment revenues for the six months ended June 30, 2026 increased by $7.7 million to $119.3 million when compared to the same period in the prior year. The increase in revenues was primarily driven by the same factors explained for above in the quarter, as well as higher revenue from services provided to the Latin America Payments and Solutions segment. Segment Adjusted EBITDA increased by $7.2 million to $71.6 million, primarily driven by the same factors explained for above in the quarter.
Latin America Payments and Solutions

	Six months ended June 30,
In thousands	2026	2025
Revenues	$241,203	$169,830
Segment Adjusted EBITDA	72,456	48,245
Segment Adjusted EBITDA Margin	30.0%	28.4%

Latin America Payments and Solutions segment revenues for the six months ended June 30, 2026 increased by $71.4 million to $241.2 million when compared to the same period in the prior year, driven by the same factors explained for above in the quarter. Revenue also benefited from favorable foreign currency exchange rate fluctuations of $15.8 million, primarily in Brazil. Segment Adjusted EBITDA increased by $24.2 million to $72.5 million, primarily driven by the same factors explained for above in the quarter.

Merchant Acquiring

	Six months ended June 30,
In thousands	2026	2025
Revenues	$100,706	$94,941
Segment Adjusted EBITDA	41,323	40,361
Segment Adjusted EBITDA Margin	41.0%	42.5%

Merchant Acquiring segment revenues for the six months ended June 30, 2026 increased by $5.8 million to $100.7 million when compared to the same period in the prior year. The revenue increase was primarily driven by the same factors explained for above in the quarter. Segment Adjusted EBITDA increased by $1.0 million to $41.3 million driven by the same factors explained for above in the quarter.

Business Solutions

	Six months ended June 30,
In thousands	2026	2025
Revenues	$118,363	$130,083
Segment Adjusted EBITDA	44,193	48,243
Segment Adjusted EBITDA Margin	37.3%	37.1%

Business Solutions segment revenues for the six months ended June 30, 2026 decreased by $11.7 million to $118.4 million as compared to the prior year period. This decrease was primarily driven by the same factors explained for above in the quarter, as well as the impact from the non-recurring hardware and software sales executed during the prior year. Segment Adjusted EBITDA decreased by $4.1 million to $44.2 million as compared to the prior period primarily driven by the same factors explained for above in the quarter, partially offset by lower programming and infrastructure expenses.

Liquidity and Capital Resources

As of June 30, 2026, there were no material changes to our primary short-term and long-term requirements for liquidity and capital resources as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $159.4 million was available for borrowing as of June 30, 2026. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of June 30, 2026, we had cash and cash equivalents of $260.7 million, of which $226.3 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Six months ended June 30,
(In thousands)	2026	2025

Cash provided by operating activities	$90,691	$86,128
Cash used in investing activities	(228,949)	(42,680)
Cash provided by (used in) financing activities	77,762	(40,325)
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	16,563	15,205
Net decrease in cash, cash equivalents and restricted cash	$(43,933)	$18,328

Net cash provided by operating activities increased by $4.6 million to $90.7 million for the six months ended June 30, 2026, compared to $86.1 million for the same period in the prior year. The increase was primarily driven by higher non-cash adjustments to net income, including an increase of $20.5 million in depreciation and amortization expense and the recognition of an $8.9 million non-cash impairment loss on an investment in an equity investee. Operating cash flows also benefited from favorable changes in working capital, primarily an increase of $25.1 million in accrued liabilities and accounts payable. These increases were partially offset by lower net income of $42.4 million, higher accounts receivable of $3.1 million, and decreases in income tax payable of $6.4 million and contract liabilities of $2.4 million during the period.

Net cash used in investing activities for the six months ended June 30, 2026 was $228.9 million compared to $42.7 million for the same period in the prior year. The increase was primarily attributable to the acquisition completed during the current quarter for $179.8 million, net of cash acquired and an increase of $5.7 million in software additions.

Net cash provided by financing activities for the six months ended June 30, 2026 was $77.8 million compared with cash used of $40.3 million for the same period in the prior year. The net cash provided by financing activities reflected the impact of the issuance of long term debt in connection with the Dimensa acquisition, partially offset by an increase in share repurchases of $67.0 million, an increase of $17.9 million related to the payment of the remaining non-controlling interests in Brazil, and an increase in settlement activities of $4.7 million.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the six months ended June 30, 2026 and 2025, we invested approximately $47.8 million and $42.3 million in our capital resources, respectively. Generally, we fund capital expenditures with cash generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 19, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 6, 2026 to stockholders' of record on March 2, 2026. On April 30, 2026, the Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on June 5, 2026 to stockholders' of record on May 11, 2026. On July 23, 2026, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on September 4, 2026 to stockholders of record as of the close of business on August 3, 2026. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Financial Obligations

Secured Credit Facilities

On December 1, 2022, EVERTEC and EVERTEC Group, entered into a credit agreement with a syndicate of lenders and Truist Bank, as administrative agent and collateral agent, providing for a $415.0 million term loan A facility (the “TLA Facility”) that matures on December 1, 2027, and a $200.0 million revolving credit facility (the “Revolving Facility”) that matures on December 1, 2027 (the “Credit Agreement”). Under the Revolving Facility the Company may request up to $20.0 million as part of the swingline, which consists of short-term borrowings, that allows the Company to obtain same-day, short-duration advances to address immediate liquidity needs. On October 30, 2023, EVERTEC and EVERTEC Group entered into a first amendment to the Credit Agreement with a syndicate of lenders and Truist, as administrative agent and collateral agent, providing for (i) additional term A loans in the amount of $60.0 million and a new tranche of term loan B commitments in the amount of $600.0 million maturing October 30, 2030 (the “TLB Facility”). On May 16, 2024, November 26, 2024 and August 12, 2025, EVERTEC and EVERTEC Group entered into second, third and fourth amendments to its Credit Agreement, each providing for a pricing reduction to its TLB Facility. On November 25, 2025, EVERTEC and EVERTEC Group entered into the fifth amendment to its Credit Agreement which provides for an additional $150.0 million under its TLB Facility. On May 18, 2026, EVERTEC and EVERTEC Group entered into the sixth amendment to its Credit Agreement which provides for an additional $185.0 million under its TLB Facility.

At June 30, 2026, the unpaid principal balance of the TLA Facility and TLB Facility were $393.8 million and $875.0 million, respectively. At June 30,2026, the outstanding balance of the Revolving Facility was $35.0 million and the additional borrowing capacity for the Revolving Facility was $159.4 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At June 30, 2026 and December 31, 2025, the unpaid principal balance of these agreements amounted to $2.3 million and $6.2 million, respectively. Obligations bear interest at rates ranging from 8.2% to 12.9% with maturities ranging from January 2027 through March 2027. Deferred consideration is presented in accounts payable on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of June 30, 2026, the outstanding principal balance of the note payable on a discounted basis was $5.3 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of June 30, 2026, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income (loss) until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying condensed consolidated statements of income and comprehensive income.

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At June 30, 2026, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset $2.0 million and a liability of $0.8 million. At December 31, 2025, the carrying amount of the derivatives was a liability of $5.2 million. The fair values of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 9 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and six months ended June 30, 2026, the Company reclassified gains of $0.2 million and $0.4 million, from accumulated other comprehensive loss into interest expense compared to gains of $0.8 million and $1.5 million for the corresponding period in 2025. Based on expected SOFR rates, the Company expects to reclassify gains of $0.7 million from accumulated other comprehensive loss into interest expense over the next 12 months.

Covenant Compliance

As of June 30, 2026, the total secured net leverage ratio was 2.55 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

Net Income Reconciliation to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share (Non-GAAP Measures)

The non-GAAP measures referenced in this Report are supplemental measures of the Company’s performance and are not required by, or presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). They are not measurements of the Company’s financial performance under GAAP and should not be considered as alternatives to total revenue, net income or any other performance measures derived in accordance with GAAP or as alternatives to cash flows from operating activities, as indicators of operating performance or as measures of the Company’s liquidity. In addition to GAAP measures, management uses these non-GAAP measures to focus on the factors the Company believes are pertinent to the daily management of the Company’s operations and believes that they are also frequently used by analysts, investors and other stakeholders to evaluate companies in our industry. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our unaudited condensed consolidated statements of income and comprehensive income that are necessary to run our business. Other companies, including other companies in our industry, may not use these measures or may calculate these measures differently than as presented herein, limiting their usefulness as comparative measures.

Reconciliations of the non-GAAP measures to the most directly comparable GAAP measure are included below. These non-GAAP measures include EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share, each as defined below.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

Adjusted EBITDA is defined as EBITDA further adjusted to exclude certain non-cash items and unusual expenses such as: share-based compensation, restructuring related expenses, fees and expenses from corporate transactions such as M&A activity and financing, multi-year non-recurring gains recognized in connection with the sale of tax credits, equity investment income net of dividends received, and the impact from unrealized gains and losses on foreign currency remeasurement for assets and liabilities in non-functional currency. Segment Adjusted EBITDA which is the measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance, is presented in conformity with Accounting Standards Codification 280, Segment Reporting, and for this reason is excluded from the definition of non-GAAP financial measures under the Securities and Exchange Commission's Regulation G and Item 10(e) of Regulation S-K. See Note 16 – Segment Information for further information. The Company’s presentation of Adjusted EBITDA is substantially consistent with the equivalent measurements that are contained in the secured credit facilities in testing EVERTEC Group’s compliance with covenants therein such as the secured leverage ratio. Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.

Adjusted Net Income is defined as Adjusted EBITDA less: operating depreciation and amortization expense, defined as GAAP Depreciation and amortization less amortization of intangibles related to acquisitions such as customer relationships, trademarks, non-compete agreements, among others; cash interest expense defined as GAAP interest expense, less GAAP interest income adjusted to exclude non-cash amortization of debt issue costs and premiums and accretion of discount; income tax expense which is calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for uncertain tax position releases, tax true-ups, windfall from share-based compensation, unrealized gains and losses from foreign currency remeasurement, among others; and non-controlling interests, net of amortization for intangibles created as part of the purchase.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended June 30,		Six months ended June 30,		Twelve months ended
(In thousands, except per share information)	2026	2025	2026	2025	June 30, 2026
Net income	$6,877	$40,973	31,624	74,064	$102,120
Income tax expense	20,274	4,070	24,506	8,206	26,115
Interest expense, net	16,537	13,640	30,034	27,377	55,900
Depreciation and amortization	39,991	28,309	77,254	56,782	142,558
EBITDA	83,679	86,992	163,418	166,429	326,693
Equity income (1)	7,768	(867)	6,322	(2,944)	7,646
Compensation and benefits (2)	9,481	7,974	22,779	19,594	39,218
Transaction, refinancing and other (3)	7,709	(186)	9,438	(560)	19,856
Loss (gain) on foreign currency remeasurement (4)	698	(1,348)	4,424	(515)	4,347
Adjusted EBITDA	109,335	92,565	206,381	182,004	397,760
Operating depreciation and amortization (5)	(19,991)	(16,904)	(38,895)	(33,524)	(74,160)
Cash interest expense, net (6)	(14,881)	(13,031)	(27,098)	(25,995)	(51,800)
Income tax expense (7)	(6,834)	(4,446)	(13,998)	(7,643)	(22,754)
Non-controlling interest (8)	(2,874)	(519)	(5,586)	(917)	(8,966)
Adjusted net income	$64,755	$57,665	$120,804	$113,925	$240,080
Net income per common share (GAAP):
Diluted	$0.09	$0.62	$0.47	$1.13
Adjusted Earnings per common share (Non-GAAP):
Diluted	$1.05	$0.89	$1.95	$1.76
Shares used in computing adjusted earnings per common share:
Diluted	61,446,374	64,870,358	62,030,514	64,808,817

1)Represents the elimination of non-cash equity earnings from equity investments, net of dividends received and non- recurring impairment charges.
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
7)Represents income tax expense calculated on adjusted pre-tax income using the applicable GAAP tax rate, adjusted for certain discrete items and other non-recurring tax items.
8)Represents the non-controlling equity interests, net of amortization for intangibles created as part of the acquisition.

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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. Based upon a sensitivity analysis of our outstanding debt on June 30, 2026, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of June 30, 2026, under the secured credit facilities, would increase our annual interest expense by approximately $7.5 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of June 30, 2026, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

The interest rate swap exposes us to credit risk in the event that the counterparty to the swap agreement does not or cannot meet its obligations. The notional amount is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. The loss would be limited to the amount that would have been received, if any, over the remaining life of the swap. The counterparties to the swaps are major U.S. based financial institutions, and we expect all counterparties to be able to perform its obligations under the swaps. We use derivative financial instruments for hedging purposes only and not for trading or speculative purposes.

See Note 6 of the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this report for additional information related to the secured credit facilities.

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income. For the six months ended June 30, 2026, the Company recognized non-cash unrealized foreign currency remeasurement losses of $0.7 million compared to gains of $1.3 million for the same period in 2025. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets. As of June 30, 2026, the Company had $4.6 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $63.4 million as of December 31, 2025.

Inflation Risk

While it is difficult to accurately measure the impact of inflation on our results of operations and financial condition, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. General inflation in the geographies in which we operate has risen to levels that have not been experienced in recent years; however, inflation has historically had a minimal net effect on our operating results given that overall inflation has been offset by sales and cost reduction actions. Rising prices for input costs, including wages and benefits, occupancy and general administrative costs, could potentially have a negative impact on our results of operations and financial condition which may not be readily recoverable from our customers. In addition, inflation has led to enhanced volatility on foreign currency exchange rates. While we proactively try to mitigate these rising costs, we may not be able to fully offset these impacts, which could result in negative effect on our results of operation. Thus, we cannot assure you that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business.

Data Breach Litigation:

Beginning on June 12, 2026, a series of putative class action lawsuits were filed in the United States District Court for the District of Puerto Rico, and in the Superior Court of the Commonwealth of Puerto Rico, against the Company relating to a cybersecurity incident (the “Incident”) involving a third-party support platform that exposed certain customer data and transaction records primarily affecting financial institutions in Puerto Rico. Plaintiffs are individual consumers who allege that their personal information was impacted in the Incident, which they allege may have included their names, contact information, transaction records, and payment card numbers. Plaintiffs generally allege that the Incident occurred due to the Company’s failure to implement adequate and reasonable cybersecurity procedures and protocols, and bring claims for negligence, breach of contract, unjust enrichment on behalf of a proposed class of all individuals impacted by the Incident.

Plaintiffs have moved to consolidate the four cases pending in federal court and intend to file a consolidated complaint. The Company intends to file a motion to dismiss the consolidated complaint and intends to separately move to dismiss the pending Superior Court case. The Company believes that the lawsuits relating to the Incident are without merit and intends to vigorously defend them.

See Part I, Item 1 “Financial Statements (Unaudited) - Note 15, Commitments and Contingencies,” incorporated herein by reference, for a discussion of material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026. For a discussion of the potential risks and uncertainties related to us, see "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three month period ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
5/1/2026-5/31/2026	992,500	23.38	992,500
6/1/2026-6/30/2026	914,937	25.74	914,937
	1,907,437	25.21	1,907,437	$82,952,504

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

During the three months ended June 30, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1*+
Form of Restricted Stock Unit Award Agreement for grant of restricted stock units for directors under the EVERTEC, Inc. 2022 Incentive Award Plan, dated May 21, 2026, by and between EVERTEC, Inc. and the director (applicable to Frank G. D'Angelo, Kelly Barrett, Olga Botero, Virginia Gambale, Jorge A. Junquera, Iván Pagán, Aldo J. Polak, Alan H. Schumacher, and Brian J. Smith).

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

EVERTEC, Inc. (Registrant)

Date: August 6, 2026	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Karla Cruz-Jusino
Karla Cruz-Jusino Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)