Form 10-Q
period 2026-09-30
EVERTEC, Inc.
filed 2026-11-04
CIK 1559865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026 or

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
At October 28, 2026, there were 59,252,142 outstanding shares of common stock of EVERTEC, Inc.

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

The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, and should, therefore, be considered in light of various factors, including those set forth under Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026 and in Part I, Item 2.“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as may be updated in our subsequent filings with the SEC. These forward-looking statements speak only as of the date of this Report, and, except as may be required by law, we do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

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

EVERTEC, Inc. Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share information)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$284,104	$305,993
Restricted cash	30,434	25,838
Accounts receivable, net	187,221	164,381
Settlement assets	30,004	26,098
Prepaid expenses and other assets	92,870	68,462
Total current assets	624,633	590,772
Debt securities available-for-sale, at fair value	3,974	3,202
Equity securities, at fair value	6,058	5,849
Investments in equity investees	19,463	30,120
Property and equipment, net	66,602	64,354
Operating lease right-of-use asset	35,680	38,218
Goodwill	1,065,803	891,992
Other intangible assets, net	603,538	553,082
Deferred tax asset	48,511	45,386
Derivative asset	4,128	—
Other long-term assets	32,757	20,321
Total assets	$2,511,147	$2,243,296
Liabilities and stockholders’ equity
Current Liabilities:
Accrued liabilities	$169,612	$125,575
Accounts payable	68,710	63,726
Contract liability	31,060	26,573
Income tax payable	7,559	3,218
Current portion of long-term debt	32,817	23,867
Short-term borrowings	30,000	10,000
Current portion of operating lease liability	5,835	5,878
Settlement liabilities	30,062	26,202
Total current liabilities	375,655	285,039
Long-term debt	1,214,053	1,053,030
Deferred tax liability	80,381	71,356
Contract liability - long term	30,592	47,032
Operating lease liability - long-term	30,906	33,305
Derivative liability	—	5,225
Other long-term liabilities	45,861	34,317
Total liabilities	1,777,448	1,529,304
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	81,857	89,155
Stockholders’ equity
Preferred stock, par value $0.01; 2,000,000 shares authorized; none issued	—	—
Common stock, par value $0.01; 206,000,000 shares authorized; 59,252,142 shares issued and outstanding as of September 30, 2026 (December 31, 2025 - 61,756,639)	593	618
Additional paid-in capital	—	—
Accumulated earnings	657,019	687,696
Accumulated other comprehensive loss, net of tax	(9,385)	(66,708)
Total stockholders’ equity	648,227	621,606
Non-redeemable non-controlling interest	3,615	3,231
Total equity	651,842	624,837
Total liabilities and equity	$2,511,147	$2,243,296
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenues	$282,994	$228,587	$805,737	$686,986

Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	131,018	124,742	373,504	349,411
Selling, general and administrative expenses	57,714	37,678	162,870	108,992
Depreciation and amortization	43,627	28,435	120,881	85,217
Total operating costs and expenses	232,359	190,855	657,255	543,620
Income from operations	50,635	37,732	148,482	143,366
Non-operating income (expenses)
Interest income	4,164	4,016	11,751	10,346
Interest expense	(21,511)	(16,534)	(59,132)	(50,241)
(Loss) gain on foreign currency remeasurement	(222)	(60)	(4,646)	455
Earnings (losses) from equity investees	1,263	1,346	(5,059)	4,290
Other income (expenses), net	734	6,929	(203)	7,483
Total non-operating expenses	(15,572)	(4,303)	(57,289)	(27,667)
Income before income taxes	35,063	33,429	91,193	115,699
Income tax expense (benefit)	3,550	(31)	28,056	8,175
Net income	31,513	33,460	63,137	107,524
Less: Net income attributable to non-controlling interest	1,641	599	4,109	1,495
Net income attributable to EVERTEC, Inc.’s common stockholders	29,872	32,861	59,028	106,029
Other comprehensive income (loss), net of tax of $712, and $20, $2,470 and $(1,735)
Foreign currency translation adjustments	(8,512)	13,593	50,319	92,799
Gain (loss) on cash flow hedges	2,246	(313)	6,985	(6,465)
Unrealized gain on change in fair value of debt securities available-for-sale	2	5	19	15
Other comprehensive (loss) income, net of tax	$(6,264)	$13,285	57,323	$86,349
Total comprehensive income attributable to EVERTEC, Inc.’s common stockholders	$23,608	$46,146	116,351	$192,378
Net income per common share - basic attributable to EVERTEC, Inc.’s common stockholders	$0.50	$0.51	$0.97	$1.66
Net income per common share - diluted attributable to EVERTEC, Inc.’s common stockholders	$0.49	$0.51	$0.96	$1.64

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share information)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2025	61,756,639	$618	$—	$687,696	$(66,708)	$3,231	$624,837
Share-based compensation recognized	—	—	7,555	—	—	—	7,555
Repurchase of common stock	(683,253)	(7)	—	(20,001)	—	—	(20,008)
Restricted stock units delivered	546,958	5	(7,369)	—	—	—	(7,364)
Net income (loss)	—	—	—	23,751	—	(13)	23,738
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,088)	—	—	(3,088)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(186)	(6,284)	—	—	(6,470)
Other comprehensive income	—	—	—	—	52,319	73	52,392
Balance at March 31, 2026	61,620,344	$616	$—	$682,074	$(14,389)	$3,291	$671,592
Share-based compensation recognized	—	—	8,181	—	—	—	8,181
Repurchase of common stock	(1,907,437)	(19)	(6,543)	(40,479)	—	—	(47,041)
Restricted stock units delivered	39,635	—	(21)	—	—	—	(21)
Net income (loss)	—	—		5,405	—	(39)	5,366
Cash dividends on common stock, $0.05 per share	—	—	—	(3,031)	—	—	(3,031)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,617)	—	—	—	(1,617)
Other comprehensive income	—	—	—	—	11,268	211	11,479
Balance at June 30, 2026	59,752,542	$597	$—	$643,969	$(3,121)	$3,463	$644,908
Share-based compensation recognized	—	—	8,278	—	—	—	8,278
Repurchase of common stock	(500,946)	(5)	(1,591)	(13,832)	—	—	(15,428)
Restricted stock units delivered	546	1	(10)	—	—	—	(9)
Net income (loss)	—	—	—	29,872	—	32	29,904
Cash dividends declared on common stock, $0.05 per share	—	—	—	(2,988)	—	—	(2,988)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(6,677)	(2)	—	—	(6,679)
Other comprehensive (loss) income	—	—	—	—	(6,264)	120	(6,144)
Balance at September 30, 2026	59,252,142	$593	$—	$657,019	$(9,385)	$3,615	$651,842

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (loss)	Non-Redeemable Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2024	63,614,077	$636	$7,003	$599,608	$(134,723)	$3,277	$475,801
Share-based compensation recognized	—	—	7,249	—	—	—	7,249
Restricted stock units delivered	414,006	4	(8,710)	—	—	—	(8,706)
Net income (loss)	—	—	—	32,703	—	(120)	32,583
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,181)	—	—	(3,181)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1,220)	—	—	—	(1,220)
Other comprehensive income (loss)	—	—	—	—	42,727	(159)	42,568
Balance at March 31, 2025	64,028,083	$640	$4,322	$629,130	$(91,996)	$2,998	$545,094
Share-based compensation recognized	—	—	7,299	—	—	—	7,299
Repurchase of common stock	(101,890)	(1)	(3,690)	—	—	—	(3,691)
Restricted stock units delivered	55,812	1	(213)	—	—	—	(212)
Net income (loss)	—	—	—	40,465	—	(61)	40,404
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,202)	—	—	(3,202)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(762)	—	—	—	(762)
Other comprehensive income	—	—	—	—	30,337	84	30,421
Balance at June 30, 2025	63,982,005	$640	$6,956	$666,393	$(61,659)	$3,021	$615,351
Share-based compensation recognized	—	—	7,646	—	—	—	7,646
Restricted stock units delivered	1,836	—	(24)	—	—	—	(24)
Net income (loss)	—	—	—	32,861	—	(161)	32,700
Cash dividends declared on common stock, $0.05 per share	—	—	—	(3,199)	—	—	(3,199)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	851	—	—	—	851
Other comprehensive income	—	—	—	—	13,285	125	13,410
Balance at September 30, 2025	63,983,841	$640	$15,429	$696,055	$(48,374)	$2,985	$666,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVERTEC, Inc. Unaudited Condensed Consolidated Statements of Cash Flows (In thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income	63,137	107,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,881	85,217
Amortization of debt issue costs and accretion of discount	3,923	2,770
Operating lease amortization	4,498	5,373
Provision for expected credit losses and sundry losses	4,409	9,455
Deferred tax benefit	(18,639)	(18,944)
Share-based compensation	24,014	22,194
Loss on impairment of investment in equity investee	8,885	—
Earnings of equity investees	(3,829)	(4,290)
Dividend received from equity method investment	2,595	3,861
Loss (gain) on foreign currency remeasurement	4,646	(455)
Other, net	1,360	821
(Increase) decrease in assets:
Accounts receivable, net	(28,401)	(19,332)
Prepaid expenses and other assets	(9,172)	(10,890)
Other long-term assets	(4,734)	3,160
(Decrease) increase in liabilities:
Accrued liabilities and accounts payable	37,639	(18,249)
Income tax payable	(18,104)	(2,366)
Contract liability	(8,298)	(9,690)
Operating lease liabilities	(6,222)	(5,626)
Other long-term liabilities	(2,299)	6,468
Total adjustments	113,152	49,477
Net cash provided by operating activities	176,289	157,001
Cash flows from investing activities
Additions to software and other intangible assets	(57,274)	(50,905)
Property and equipment acquired	(17,629)	(17,020)
Acquisition of available-for-sale debt securities	(928)	(1,782)
Proceeds from maturities of available-for-sale debt securities	259	1,000
Acquisitions, net of cash acquired	(186,617)	—
Other investing activities, net	319	(896)
Net cash used in investing activities	(261,870)	(69,603)
Cash flows from financing activities
Debt issuance costs	(1,277)	—
Acquisition of redeemable non-controlling interests	(23,098)	(5,167)
Withholding taxes paid on share-based compensation	(7,394)	(8,942)
Proceeds from issuance of long term debt	184,538	—
Net increase in Revolving Facility	20,000	150,000
Dividends paid	(9,107)	(9,582)
Repurchase of common stock	(82,477)	(3,691)
Repayment of long-term debt	(17,900)	(17,900)
Repayment of other financing agreements	(7,939)	(4,478)
Settlement activity, net	(2,119)	(8,167)
Other financing activities, net	(9,940)	(2,958)
Net cash provided by financing activities	43,287	89,115
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	22,882	16,817
Net (decrease) increase in cash, cash equivalents, restricted cash and cash included in settlement assets	(19,412)	193,330
Cash, cash equivalents, restricted cash and cash included in settlement assets at the beginning of the period	348,129	314,649
Cash, cash equivalents, restricted cash, and cash included in settlement assets at end of the period	$328,717	$507,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – The Company and Basis of Presentation

The Company

EVERTEC, Inc. and its subsidiaries (collectively the “Company” or “EVERTEC”) is a leading full-service transaction processing business and financial technology provider in Latin America and the Caribbean. The Company is based in Puerto Rico and provides a broad range of merchant acquiring, payment processing and business process management services across 29 countries and territories. EVERTEC owns and operates the ATH network, which we believe is one of the leading personal identification number (“PIN”) debit networks in the Caribbean and Latin America. In addition, EVERTEC provides a comprehensive suite of services for core bank processing and cash processing in Puerto Rico and technology outsourcing in the regions the Company serves. EVERTEC serves a broad and diversified customer base of leading financial institutions, merchants, corporations, and government agencies with solutions that are essential to their operations, enabling them to issue, process and accept transactions securely.

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

Note 2 – Business Acquisitions

Tecnobank Tecnologia Bancária S.A. (“Tecnobank”)

On October 1, 2025, Evertec Brasil Informática S.A. (“Evertec BR”), a wholly-owned subsidiary of EVERTEC, Inc., completed the purchase of 75% of the share capital of Tecnobank Tecnologia Bancária S.A. (“Tecnobank”). Tecnobank is a fintech vendor in Brazil’s digital vehicle financing contract registration sector. The aggregate purchase price for the shares was approximately $150 million. This transaction enhances the Company's existing product offerings in the region.

The Company accounted for this transaction as a business combination, which generally requires that we recognize the assets acquired and liabilities assumed at fair value as of the acquisition date. The acquisition-date fair values of major classes of assets acquired and liabilities assumed, including a reconciliation to the total purchase consideration, were as follows:

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$4,784
Accounts receivable, net	7,636
Prepaid expenses and other assets	7,604
Property and equipment, net	298
Long-term deferred tax asset	5,510
Other intangible assets, net	126,875
Other long-term assets	118
Accounts payable	(469)
Accrued liabilities	(3,829)
Income tax payable	(8,617)
Contract liability	(64)
Deferred tax liability	(44,860)
Other long-term liabilities	(14,730)
Total identifiable net assets	80,256
Redeemable noncontrolling interests	(53,569)
Goodwill	122,135
Total purchase consideration	$148,822

The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$26,315	15
Trademark	6,579	10
Software packages	93,981	10
Total	$126,875	11

Goodwill in connection with the Tecnobank acquisition is attributable to the Latin America Payments and Solutions segment, refer to Note 5- Goodwill and Other Intangible Assets for further details. None of the goodwill is deductible for income tax purposes.

Dimensa S.A. (“Dimensa”)

On April 30, 2026, Evertec Brasil Informática S.A. (“Evertec BR”), a wholly-owned subsidiary of EVERTEC, Inc., completed the purchase of 100% of the outstanding common shares of Dimensa S.A. (“Dimensa”). Dimensa is a business-to-business technology provider serving financial institutions in Brazil. The aggregate purchase price for the shares was approximately $203 million. The purchase price at closing was subject to Dimensa's working capital adjustments. In August 2026, pursuant to the purchase agreement's purchase price adjustment process, the Company paid approximately $4 million as part of the working capital determination, resulting in an increase in the cash consideration paid to the seller. This transaction enhances the Company's existing product offerings in the region.

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

Assets/Liabilities (at fair value)
( In thousands)
Cash and cash equivalents	$18,356
Restricted cash	1,203
Accounts receivable, net	6,589
Prepaid expenses and other assets	7,555
Property and equipment, net	1,132
Long-term deferred tax asset	4,741
Other intangible assets, net	78,288
Other long-term assets	8,457
Accounts payable, including deferred consideration	(11,240)
Accrued liabilities	(14,457)
Contract liability	(2,414)
Deferred tax liability	(23,633)
Other long-term liabilities, including deferred consideration	(20,981)
Total identifiable net assets	53,596
Goodwill	149,708
Total purchase consideration	$203,304

During the period ended September 30, 2026, the Company obtained additional information regarding the fair value of the acquired intangible assets based on a third- party valuation performed. Accordingly, the Company increased the provisional acquisition-date fair value of the intangible assets from $69.7 million to $78.3 million with a corresponding decrease in goodwill of $8.6 million. An additional $0.9 million of amortization expense was recorded in the periods ended September 30, 2026 as a result of this adjustment. The following table details the major groups of intangible assets acquired and the weighted average amortization period for these assets:

	Amount	Weighted-average life
(Dollar amounts in thousands)
Customer relationships	$57,037	10
Trademark	7,418	3
Software packages	13,833	10
Total	$78,288	9

Goodwill in connection with the Dimensa acquisition is attributable to the Latin America Payments and Solutions segment, refer to Note 5- Goodwill and Other Intangible Assets for further details. None of the goodwill is deductible for income tax purposes.

On July 31, 2026, Sinqia S.A., a wholly-owned subsidiary of EVERTEC, Inc., completed the purchase of a 67% ownership stake in Connecting Blocks Consultoria, S.A. ("BBChain"), a startup specializing in blockchain infrastructure for financial institutions. The aggregate purchase price was approximately $5.5 million. This transaction enhances the Company's existing product offerings in the region.

The Company accounted for this transaction as a business combination. The purchase price allocation summary is preliminary and subject to change. As part of the transaction, the Company acquired new working capital accounts of approximately $3.0 million. The Company also identified intangible assets other than goodwill for which a portion of the purchase price must be allocated and preliminarily allocated the purchase price to the following identified intangible assets: $0.4 million to customer relationships, $0.6 million to software, $0.4 million to tradenames. Goodwill in connection with this transaction is currently estimated at approximately $4.0 million. Goodwill in connection with the BBChain acquisition is attributable to the Latin America Payments and Solutions segment, refer to Note 5- Goodwill and Other Intangible Assets for further details. None of the goodwill is deductible for income tax purposes.

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

In June 2026, management exited its investment in the joint venture as part of its ongoing evaluation of strategic priorities and recorded an impairment charge of $8.9 million which is presented within "Earnings (losses) from equity investees" in the accompanying unaudited condensed consolidated statement of income. Such impairment charge considered the investment carrying value net of cash consideration the Company received from dissolution of the investment and the extinguishment of the Company’s contractual obligations to provide services to the venture.

Note 4 – Property and Equipment, net

Property and equipment, net consisted of the following:

(Dollar amounts in thousands)	Useful life in years	September 30, 2026	December 31, 2025
Buildings	30	$2,394	$2,202
Data processing equipment	3 - 5	174,847	163,160
Furniture and equipment	3 - 10	10,620	9,285
Leasehold improvements	5 -10	5,511	4,737
		193,372	179,384
Less - accumulated depreciation and amortization		(128,438)	(116,558)
Depreciable assets, net		64,934	62,826
Land		1,668	1,528
Property and equipment, net		$66,602	$64,354

Depreciation and amortization expense related to property and equipment for the three and nine months ended September 30, 2026 amounted to $6.2 million and $18.1 million, compared to $5.5 million and $16.5 million for the corresponding periods in 2025.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill, allocated by reporting unit, were as follows:

(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Balance at December 31, 2025	$160,972	$552,889	$138,121	$40,010	$891,992
Goodwill attributable to acquisitions	—	153,674	—	—	153,674
Measurement period adjustment for prior year acquisition	—	(1,675)	—	—	(1,675)
Foreign currency translation adjustments	—	21,812	—	—	21,812
Balance at September 30, 2026	$160,972	$726,700	$138,121	$40,010	$1,065,803

Goodwill is tested for impairment on an annual basis as of August 31, or more often if events or changes in circumstances indicate there may be impairment. The Company may test for goodwill impairment using a qualitative or a quantitative analysis. In a qualitative analysis, the Company assesses whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. In the quantitative analysis, the Company compares the estimated fair value of the reporting units to their carrying values, including goodwill. Based on the last analysis performed, the fair value of the reporting units exceeds the carrying amounts of the reporting units. No impairment was recorded for the interim periods ended September 30, 2026 or 2025. Refer to Note 2 - Business Acquisitions for further details of goodwill acquired in 2026 and 2025.

The carrying amount of other intangible assets at September 30, 2026 and December 31, 2025 was as follows:

		September 30, 2026
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$617,569	$(409,824)	$207,745
Trademarks	3 - 15	106,253	(66,880)	39,373
Software packages	3 - 10	713,092	(358,367)	354,725
Non-compete agreement	5	3,784	(2,089)	1,695
Other intangible assets, net		$1,440,698	$(837,160)	$603,538

		December 31, 2025
(Dollar amounts in thousands)	Useful life in years	Gross amount	Accumulated amortization	Net carrying amount
Customer relationships	5 - 20	$556,914	$(385,144)	$171,770
Trademarks	3 - 15	95,573	(58,464)	37,109
Software packages	3 - 10	579,657	(237,571)	342,086
Non-compete agreement	5	3,573	(1,456)	2,117
Other intangible assets, net		$1,235,717	$(682,635)	$553,082

Amortization expense related to other intangibles for the three and nine months ended September 30, 2026 amounted to $37.4 million and $102.8 million, compared to $22.9 million and $68.7 million for the corresponding periods in 2025.

The estimated amortization expense of the other intangible balances outstanding at September 30, 2026, for the remainder of 2026 and the years thereafter is as follows:

(In thousands)
Remaining 2026	$34,739
2027	140,296
2028	118,900
2029	89,366
2030	66,339
Thereafter	153,898

Note 6 – Debt and Short-Term Borrowings

Debt at September 30, 2026 and December 31, 2025 was as follows:

(In thousands)	September 30, 2026	December 31, 2025
2027 Term A Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(2))	$386,644	$403,770
2030 Term B Loan bearing interest at a variable interest rate (SOFR plus applicable margin(1)(3))	858,803	673,127
Revolving Facility(4)	30,000	10,000
Deferred consideration from business combinations	2,819	6,175
Note payable due on September 1, 2030(1)	5,012	5,808
Other borrowings	1,423	$—
Total debt	$1,284,701	$1,098,880

(1)Net of unaccreted discount and unamortized debt issue costs, as applicable.
(2)Subject to a minimum rate ("SOFR floor") of 0.00% plus applicable margin of 2.25% at September 30, 2026 and 1.75% at December 31, 2025.
(3)Subject to a SOFR floor of 0.50% plus applicable margin of 2.25% at September 30, 2026 and December 31, 2025.

(4)Subject to a SOFR of 4.00% plus applicable margin of 2.25% at September 30, 2026 and to a Prime rate of 6.75% plus applicable margin of 0.75% at December 31, 2025.

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

At September 30, 2026, the unpaid principal balance of the TLA Facility and TLB Facility were $387.8 million and $875.0 million, respectively. At September 30,2026, the outstanding balance of the Revolving Facility was $30.0 million and the additional borrowing capacity for the Revolving Facility was $164.4 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At September 30, 2026 and December 31, 2025, the unpaid principal balance of these agreements amounted to $2.8 million and $6.2 million, respectively. Obligations bear interest at rates ranging from 8.2% to 12.9% with maturities ranging from November 2026 through July 2032. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other-long term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of September 30, 2026, the outstanding principal balance of the note payable on a discounted basis was $5.0 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2026, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At September 30, 2026, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $4.1 million. At December 31, 2025, the carrying amount of the derivatives was a liability of

$5.2 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 9 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2026, the Company reclassified gains of $0.2 million and $0.6 million, from accumulated other comprehensive loss into interest expense compared to gains of $0.8 million and $2.3 million for the corresponding period in 2025. Based on expected SOFR rates, the Company expects to reclassify gains of $3.5 million from accumulated other comprehensive loss into interest expense over the next 12 months.

Note 7 – Financial Instruments and Fair Value Measurements

Recurring Fair Value Measurements

The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
(In thousands)	Level 2	Level 3	Measured at NAV	Total	Level 2	Level 3	Measured at NAV	Total
Financial assets:
Debt securities AFS	$3,974	$—	$—	$3,974	$3,202	$—	$—	$3,202
Equity securities	—	—	6,058	6,058	—	—	5,849	5,849
Interest rate swaps	4,128	—	—	4,128	—	—	—	—
Financial liabilities:
Interest rate swaps	—	—	—	—	5,225	—	—	5,225

Debt Securities Available for Sale ("AFS")

Costa Rica government obligations are held by a trust in the Costa Rica National Bank as a collateral requirement for settlement activities. The Company may substitute securities as needed but must maintain certain levels of collateral based on transaction volumes. The Company purchased debt securities amounting to $0.9 million during the nine month period ended September 30, 2026, and $1.8 million for the corresponding period in 2025. Debt securities amounting to $0.3 million matured during the nine month period ended September 30, 2026, $1.0 million matured for the corresponding period in 2025. No debt securities were sold during the nine month periods ended September 30, 2026 or 2025. A provision for credit losses was not required for either September 30, 2026 or 2025.

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

Equity Securities Measured at Net Asset Value (NAV)

At September 30, 2026 and December 31, 2025, the Company holds mutual funds classified as equity securities on the Company's unaudited condensed consolidated balance sheet that are measured at fair value using the NAV per share, or its equivalent, as a practical expedient. Mutual funds consist of investments in venture capital strategies and start-ups with a focus on privately held technology companies. The NAV is based on the fair value of the underlying net assets owned by the mutual funds and the relative interest of each participating investor in the fair value of the underlying assets.

Financial assets and liabilities not measured at fair value

The following table presents the carrying value and estimated fair value for financial instruments at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
2027 Term A Loan Facility	$386,644	$384,928	$403,770	$405,737
2030 Term B Loan Facility	$858,803	$868,438	$673,127	$690,000
Revolving Facility	$30,000	$30,000	$10,000	$10,000

The fair value of the term loans and the revolving facility at September 30, 2026 and December 31, 2025 was obtained using prices provided by third party service providers. Their pricing is based on various inputs such as market quotes, recent trading activity in a non-active market or imputed prices. These inputs are considered Level 3 inputs under the fair value hierarchy. Also, the pricing may include the use of an algorithm that could take into account movements in the general high yield market, among other variants. The secured term loans are not accounted for at fair value in the balance sheet.

Note 8 – Redeemable Noncontrolling Interests

At September 30, 2026, redeemable noncontrolling interests ("RNCI") consist of interests in consolidated subsidiaries for which the Company has entered into separate option contracts by which the Company has the right to purchase the remaining non-controlling interests through a call option and the non-controlling interest holder has the right to sell the non-controlling interest to the Company through a put option.

The following table summarizes the terms of the issued options:

	Percentage of redeemable noncontrolling interest	Earliest exercise date	Formula of redemption value

Lote45 Participacoes S.A.	43.68%	January 1, 2027	Variable multiple of net sales dependent upon EBITDA margin attained plus net debt minus BRL$10.0 million times percentage of ownership
Tecnobank Tecnologia Bancária S.A.	25.00%	April 30, 2029	Variable multiple of EBITDA dependent upon Net Revenue and EBITDA Margin less net debt at the payment date times percentage of ownership
Connecting Blocks Consultoria S.A. (BBChain)	33.00%	January 1, 2030	Variable multiple of Adjusted EBITDA dependent upon Net Revenue and Adjusted EBITDA Margin times percentage of ownership

Given certain provisions within the option contracts, the Company has classified the RNCI as mezzanine equity on the Company's unaudited condensed consolidated balance sheets. RNCI are adjusted quarterly, if necessary, to their estimated redemption value. Adjustments to the redemption value impact stockholders' equity. The following table presents changes in RNCI for the nine months ended September 30, 2026 and the twelve months ended December 31, 2025:

(In thousands)	Redeemable noncontrolling interests
	September 30, 2026	December 31, 2025
Beginning balance	$89,155	$43,460
Fair value of redeemable non-controlling interest at acquisition date	1,758	53,569
Net income attributable non-controlling interests	4,129	3,177
Acquisition of shares from non-controlling interest	(22,379)	(7,276)
Adjustment of redeemable non-controlling interests to redemption value	13,964	1,180
Dividends declared on redeemable non-controlling interests	(4,715)	(4,976)
Foreign currency translation adjustments	(55)	21
Ending balance	$81,857	$89,155

During the nine month period ended September 30, 2026, certain non-controlling interest holders exercised their Lote45 Participacoes S.A put options, and accordingly the Company acquired an additional 4.32% ownership interest in Lote45 Participacoes S.A. This transaction did not result in a change in control and was accounted for as an equity transaction, with a $0.7 million decrease to accumulated earnings reflected on the Company's unaudited condensed consolidated balance sheet for the difference between the carrying value of the redeemable noncontrolling interest at the date of purchase and the consideration paid. The payment of approximately $2.4 million for the acquisition of the redeemable noncontrolling interest is classified as a financing activity within the condensed consolidated statements of cash flows.

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

Note 9 – Equity

Accumulated Other Comprehensive Loss

The following table provides a summary of the changes in the balances of accumulated other comprehensive loss for the nine months ended September 30, 2026:

(In thousands)	Foreign Currency Translation Adjustments	Cash Flow Hedges	Unrealized Gains on Debt Securities AFS	Total
Balance - December 31, 2025, net of tax	$(63,416)	$(3,331)	$39	$(66,708)
Other comprehensive income before reclassifications	50,319	6,380	19	56,718
Effective portion reclassified to net income	—	605	—	605
Balance - September 30, 2026, net of tax	$(13,097)	$3,654	$58	$(9,385)

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

The following table summarizes nonvested RSUs activity for the nine months ended September 30, 2026:

Nonvested RSUs	Shares	Weighted-average grant date fair value
Nonvested at December 31, 2025	2,034,626	$38.59
Granted	1,229,052	31.10
Vested	(847,237)	38.63
Forfeited	(72,569)	34.53
Nonvested at September 30, 2026	2,343,872	$34.78

For the three and nine months ended September 30, 2026, the Company recognized $8.3 million and $24.0 million of share-based compensation expense, compared with $7.7 million and $22.2 million for the corresponding period in 2025.

As of September 30, 2026, the maximum unrecognized cost for RSUs was $47.7 million. The cost is expected to be recognized over a weighted average period of 1.9 years.

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

	Three months ended September 30, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$80	$4,400	$—	$730	$5,210
Products and services transferred over time	39,009	129,930	51,005	57,840	277,784
	$39,089	$134,330	$51,005	$58,570	$282,994

	Three months ended September 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$53	$1,918	$—	$2,173	$4,144
Products and services transferred over time	36,687	81,497	46,753	59,506	224,443
	$36,740	$83,415	$46,753	$61,679	$228,587

	Nine months ended September 30, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$159	$10,367	$—	$3,482	$14,008
Products and services transferred over time	117,606	348,961	151,711	173,451	791,729
	$117,765	$359,328	$151,711	$176,933	$805,737

	Nine months ended September 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total
Timing of revenue recognition
Products and services transferred at a point in time	$134	$5,616	$—	$7,766	$13,516
Products and services transferred over time	112,036	235,744	141,694	183,996	673,470
	$112,170	$241,360	$141,694	$191,762	$686,986

Revenue concentration with a single customer, Popular, as a percentage of total revenues for the quarters ended September 30, 2026 and 2025 was approximately 22% and 29%, respectively. For the nine months ended September 30, 2026 and 2025 this percentage was approximately 24% and 30%, respectively. Accounts receivable from Popular at September 30, 2026 and December 31, 2025 amounted to $38.3 million and $41.4 million, respectively.

Contract Balances

Contract assets of the Company arise when the Company has a contract with a customer for which revenue has been recognized (i.e., goods or services have been transferred), but the customer payment is subject to a future event (i.e., satisfaction of additional performance obligations). Contract assets will be considered a receivable when the rights to consideration of the Company become unconditional (i.e., the Company has a present right to payment). The current portion of contract assets is recorded as part of prepaid expenses and other assets, and the long-term portion is included in other long-term assets in the unaudited condensed consolidated balance sheets. Contract assets at September 30, 2026 and December 31, 2025 amounted to $20.2 million and $13.9 million, respectively.

Contract liability and Contract liability - long term, at September 30, 2026 amounted to $31.1 million and $30.6 million, respectively. Contract liability and Contract liability - long term, at December 31, 2025 amounted to $26.6 million and $47.0 million, respectively. Contract liability is mainly comprised of upfront fees for implementation or set up activities, including fees invoiced in pre-production periods in connection with hosting services, as well as amounts related to contracts entered into concurrently with the close of the Popular Transaction in the fiscal year 2022. Contract liability may also arise when consideration is received or due in advance from customers prior to performance. During the three and nine month period ended September 30, 2026, the Company recognized revenue of $7.6 million and $29.0 million that was included in the Contract liability at December 31, 2025. During the three and nine month period ended September 30, 2025, the Company recognized revenue of $5.4 million and $23.8 million that was included in the Contract liability at December 31, 2024.

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

For contracts excluded from the application of the practical expedients noted above, the estimated aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially satisfied at September 30, 2026 was $831.9 million, which is expected to be recognized over the next 5 years. The Company expects to recognize approximately 10% of the remaining performance obligations during 2026, approximately 36% during 2027, and the balance thereafter.

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

Roll-forward of the Allowance for Expected Current Credit Losses

The following table provides information about the allowance for expected current credit losses on trade receivables for the nine months ended September 30, 2026 and the year ended December 31, 2025:

(In thousands)	September 30, 2026	December 31, 2025
Balance at beginning of period	$3,208	$2,856
Current period provision for expected credit losses	3,996	727
Write-offs	(1,658)	(379)
Recoveries of amounts previously written-off	—	4
Balance at end of period	$5,546	$3,208

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

Note 13 – Income Tax

The effective tax rate for the three and nine months ended September 30, 2026 was 10.1% and 30.8%, respectively, compared to (0.1)% and 7.1% for the corresponding periods in 2025. The effective tax rate for the three months ended September 30, 2026 was lower than the applicable statutory corporate income tax rate of 37.5%, primarily driven by the benefits of the Company’s tax exemption decree in Puerto Rico and the geographic mix of taxable income. The effective tax rate for the nine months ended September 30, 2026 was also impacted by discrete tax items that occurred during the second quarter of 2026, including taxes associated with a dividend distribution from a foreign subsidiary as part of the Company’s capital allocation and funding strategy used to partially fund the acquisition of Dimensa, as well as a valuation allowance recorded against capital losses generated by impairment charges related to the Company's strategic decision to exit an Investment in equity investee as described in Note 3 - Investment in Equity Investees.

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

For the three and nine months ended September 30, 2026, the Company did not estimate material Pillar Two top-up tax obligations impacting the Company’s estimated annual effective tax rate. The Company will continue to evaluate the impact of proposed and enacted Pillar Two legislation based on its results and in particular the application of the qualified domestic minimum tax in Brazil.

Note 14 – Net Income Per Common Share

The reconciliation of the numerator and the denominator of net income per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share information)	2026	2025	2026	2025
Net income available to EVERTEC, Inc.’s common shareholders	$29,872	$32,861	$59,028	$106,029
Weighted average common shares outstanding	59,525,183	63,982,424	60,737,496	63,917,639
Weighted average potential dilutive common shares (1)	896,228	783,876	686,939	774,902
Weighted average common shares outstanding - assuming dilution	60,421,411	64,766,300	61,424,435	64,692,541
Net income per common share - basic	$0.50	$0.51	$0.97	$1.66
Net income per common share - diluted	$0.49	$0.51	$0.96	$1.64

(1)Potential common shares consist of common stock issuable under RSUs awards using the treasury stock method.

On February 19, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 6, 2026 to stockholders of record as of March 2, 2026. On April 30, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on June 5, 2026 to stockholders of record as of May 11, 2026. On July 23, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on September 4, 2026 to stockholders of record as of August 3, 2026.

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

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and point of sales (POS) transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, government entities, businesses and financial institutions), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

Expense information that is regularly provided to the CODM on a consolidated financial statement basis include personnel costs, professional fees, technology expenses and cost of sales, adjusted primarily for the impact of share-based compensation, restructuring related expenses, and fees and expenses from corporate transactions such as M&A activity and financing.

The following tables set forth information about the Company’s operations by its four reportable segments for the periods indicated:

	Three months ended September 30, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payments and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$39,089	$134,330	$51,005	$58,570	$282,994
Intersegment revenues	21,055	9,292	—	—	30,347
Total segment revenues(1)	60,144	143,622	51,005	58,570	313,341
Less: Other segment items(2)	(25,956)	(100,375)	(29,564)	(37,971)	(193,866)
Segment Adjusted EBITDA	$34,188	$43,247	$21,441	$20,599	$119,475

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.   Intersegment revenue eliminations predominantly reflect the $16.2 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $9.3 million from Latin America Payments and Solutions to both Payment Services- Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $4.9 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.  Intersegment revenue eliminations predominantly reflect the $14.9 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $7.0 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $3.6 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

	Nine months ended September 30, 2026
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payment and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$117,765	$359,328	$151,711	$176,933	$805,737
Intersegment revenues	61,693	25,497	—	—	87,190
Total segment revenues(1)	179,458	384,825	151,711	176,933	892,927
Less: Other segment items(2)	(73,636)	(269,122)	(88,947)	(112,141)	(543,846)
Segment Adjusted EBITDA	$105,822	$115,703	$62,764	$64,792	$349,081

(1)Total segment revenues include intersegment revenues eliminated on a consolidated basis.  Intersegment revenue eliminations predominantly reflect the $48.0 million processing fee from Payments Services - Puerto Rico & Caribbean to Merchant Acquiring, intercompany software developments and transaction-processing of $25.5 million from Latin America Payments and Solutions to both Payment Services - Puerto Rico & Caribbean and Business Solutions, and transaction-processing and monitoring fees of $13.8 million from Payment Services - Puerto Rico & Caribbean to Latin America Payments and Solutions.
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

	Nine months ended September 30, 2025
(In thousands)	Payment Services - Puerto Rico & Caribbean	Latin America Payment and Solutions	Merchant Acquiring, net	Business Solutions	Total Reportable Segments

Total revenues	$112,170	$241,360	$141,694	$191,762	$686,986
Intersegment revenues	$54,652	$18,848	$—	$—	73,500
Total segment revenues(1)	166,822	260,208	141,694	191,762	760,486
Less: Other segment items(2)	(72,482)	(187,537)	(82,722)	(118,419)	(461,160)
Segment Adjusted EBITDA	$94,340	$72,671	$58,972	$73,343	$299,326

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

The reconciliation of Segment Adjusted EBITDA to consolidated income before income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Segment Adjusted EBITDA	$119,475	$98,011	$349,081	$299,326
Elimination of intersegment revenues	(30,347)	(25,467)	(87,190)	(73,500)
Other corporate expenses(1)	21,363	20,069	54,981	48,789
Compensation and benefits(2)	(9,083)	(8,319)	(31,862)	(27,727)
Transaction, refinancing and other fees(3)	(4,076)	(7,723)	(13,514)	(7,347)
(Losses) earnings of equity method investments, net of dividends received(4)	(1,073)	(2,129)	(7,395)	815
(Loss) gain on foreign currency remeasurement(5)	(222)	(60)	(4,646)	455
Interest income	4,164	4,016	11,751	10,346
Interest expense	(21,511)	(16,534)	(59,132)	(50,241)
Depreciation and amortization	(43,627)	(28,435)	(120,881)	(85,217)
Income before income taxes	$35,063	$33,429	$91,193	$115,699

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

Note 17 – Supplemental Statement of Cash Flows Information

Supplemental statement of cash flows information is as follows:

	Nine months ended September 30,
(In thousands)	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$55,388	$47,477
Cash paid for income taxes	44,966	27,555
Supplemental disclosure of non-cash activities:
Payable due to vendor related to equipment and software acquired	9,498	7,387
Right-of-use assets obtained in exchange for operating lease liabilities	1,705	2,219

Reconciliation of cash, cash equivalents, restricted cash and cash included in settlement assets as presented on the cash flow statement was as follows:

	September 30,
(In thousands)	2026	2025
Cash and cash equivalents	$284,104	$474,738
Restricted cash	30,434	24,998
Cash and cash equivalents included in settlement assets	14,179	8,243
Cash, cash equivalents, restricted cash and cash included in settlement assets	$328,717	$507,979

Note 18 – Subsequent Events

On October 29, 2026, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on December 4, 2026 to stockholders of record as of the close of business on November 9, 2026. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) covers: (i) the results of operations for the three and nine months ended September 30, 2026 and 2025 and (ii) the financial condition as of September 30, 2026. You should read the following discussion and analysis in conjunction with the audited consolidated financial statements (the “Audited Consolidated Financial Statements”) and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 2, 2026 and with the unaudited condensed consolidated financial statements (the “Unaudited Condensed Consolidated Financial Statements”) and related notes appearing elsewhere herein. This MD&A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ from those indicated in the forward-looking statements. See “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with these statements.

Except as otherwise indicated or unless the context otherwise requires, (a) the terms “EVERTEC,” “we,” “us,” “our,” “our Company” and “the Company” refer to EVERTEC, Inc. and its subsidiaries on a consolidated basis and, (b) the term “EVERTEC Group” refers to EVERTEC Group, LLC and its predecessor entities and their subsidiaries on a consolidated basis. EVERTEC, Inc.’s subsidiaries include EVERTEC Group; EVERTEC Intermediate Holdings, LLC; EVERTEC Dominicana, SAS; Evertec Chile Holdings SpA; Evertec Chile SpA; Evertec Chile Global SpA; Evertec Chile Servicios Profesionales SpA; Paytrue S.A.; Caleidon; S.A.; Evertec Brasil Solutions Informática S.A. ("EVERTEC BR"); EVERTEC Panamá, S.A.; EVERTEC Costa Rica, S.A. (“EVERTEC CR”); Zunify Payments Ltda; EVERTEC Guatemala, S.A.; Evertec Colombia, SAS;, EVERTEC USA, LLC; OPG Technology Corp.; Evertec Placetopay, SAS ("PlacetoPay"); BBR Chile, SpA and BBR Perú, S.A.C.,(collectively "BBR"); Paysmart Pagamentos Eletronicos Ltda, Issuer Holding Ltda. and Issuer Instituição de Pagamentos Ltda (collectively "paySmart"); EVERTEC México Servicios de Procesamiento, S.A. de C.V.; Sinqia S.A.,Torq. Inovação Digital Ltda, Sinqia Tecnologia Ltda., Rosk Software S.A., Lote 45 Participações S.A., and Compliasset S.A. (collectively "Sinqia"); Grandata, LLC, Grandata Mexico, S.A. de C.V., Grandata USA, LLC and Big Data Analytics SA (collectively "Grandata"); Nubity S.R.L., Nubity LLC. and Nubity Cloud, S.A.P.I. de C.V. (collectively "Nubity"), Tecnobank Tecnologia Bancária S.A. (“Tecnobank”); Dimensa Ltda., Quiver Desenvolvimento Tecnologia Ltda., Quiver Soluções de Tecnologia Ltda.., RBM Web Sistemas Inteligentes Ltda. and Agger S.A. (collectively “Dimensa”); and Connecting Blocks Consultoria, S.A. ("BBChain"). Neither EVERTEC nor EVERTEC Intermediate Holdings, LLC conducts any operations other than with respect to its indirect or direct ownership of EVERTEC Group.
Overview

EVERTEC is a leading full-service transaction-processing business and financial technology provider in Latin America, Puerto Rico and the Caribbean, providing a broad range of merchant acquiring, payment services and business solutions. We believe we are one of the largest merchant acquirers in Latin America based on total number of transactions and we also believe we are the largest merchant acquirer in the Caribbean. We serve 29 countries and territories out of 20 offices, including our headquarters in Puerto Rico. We own and operate the ATH network, which we believe is one of the leading debit networks in Latin America. We process over ten billion transactions annually through a system of electronic payment networks in Puerto Rico and Latin America and provide a comprehensive suite of services for core banking, cash processing, fulfillment in Puerto Rico and a “one-stop shop” set of products for the financial sector in Latin America, which include solutions such as core banking, investments, asset management, pension funds, consortium and insurance. Additionally, we offer managed services, managed security services and payment transactions fraud monitoring to all the regions where we do business. We serve a diversified customer base of leading financial institutions, merchants, corporations, and government agencies with “mission-critical” technology solutions that enable them to issue, process and accept transactions securely. We believe our business is well-positioned to continue to expand across the fast-growing Latin America region.

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

Relationship with Popular

On September 30, 2010, EVERTEC Group entered into a 15-year Master Service Agreement (“MSA”), and several related agreements with Popular. On July 1, 2022, we modified and extended the main commercial agreements with Popular, including obtaining a 10-year extension of the Merchant Acquiring Independent Sales Organization Agreement, a 5-year extension of the ATH Network Participation Agreement and a 3-year extension of the MSA (as amended, the “A&R ISO Agreement”). The

A&R ISO Agreement, which defines our merchant acquiring relationship with Popular, now includes revenue sharing provisions with Popular. The MSA modifications also include the elimination of the exclusivity requirement, the inclusion of annual MSA minimums through September 30, 2028, a 10% discount on certain MSA services which began in October of 2025 and adjustments to the CPI pricing escalator clause. On the same date, we also sold to Popular certain assets in exchange for 4.6 million shares of EVERTEC common stock owned by Popular (collectively with the contract amendments, the "Popular Transaction"). On August 15, 2022, through a secondary offering, Popular sold its remaining shares of EVERTEC common stock. EVERTEC is no longer deemed a subsidiary of Popular under the Bank Holding Company Act. Popular continues to be the Company’s largest customer and for the nine months ended September 30, 2026 approximately 24% of our revenues were generated from this relationship.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

	Three months ended September 30,
In thousands	2026	2025	Variance

Revenues	$282,994	$228,587	$54,407	24%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	131,018	124,742	6,276	5%
Selling, general and administrative expenses	57,714	37,678	20,036	53%
Depreciation and amortization	43,627	28,435	15,192	53%
Total operating costs and expenses	232,359	190,855	41,504	22%
Income from operations	$50,635	$37,732	$12,903	34%

Revenues

Total revenue for the three months ended September 30, 2026 was $283.0 million, an increase of 24% compared with $228.6 million in the prior year quarter driven by organic growth across most of the Company's segments, contributions from the recent acquisitions completed in the current and prior year and favorable foreign currency fluctuations. Merchant acquiring revenue benefited from higher sales volume and higher non-transactional revenues. Payments Puerto Rico revenue benefited from higher POS transactions and growth in ATH Movil, primarily in ATH Business. Latin America revenue benefited from the contributions of recent acquisitions, and continued organic growth across the region. Revenue also benefited from foreign currency exchange rate fluctuations of $6.0 million, primarily in Brazil. Business Solutions revenue contracted mainly as a result of the 10% discount to Popular that came into effect in the fourth quarter of 2025.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the three months ended September 30, 2026 amounted to $131.0 million, an increase of $6.3 million or 5% when compared to the same period in the prior year. This increase was driven by the increase in revenue, primarily driven by higher personnel costs and professional fees related to the acquisitions completed in the current and prior year, as well as higher technology expenses mainly cloud expenses. This increase was partially offset by the accrual associated with contractual claims related to client losses from the Pix incident in Brazil recognized in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2026 amounted to $57.7, an increase of $20.0 million or 53% when compared to the same period in the prior year. This increase was mainly driven by higher professional fees and personnel costs related to the acquisitions completed in the current and prior year, coupled with higher technology expenses.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2026 amounted to $43.6 million, an increase of $15.2 million or 53% when compared to the same period in the prior year. The increase was primarily driven by the amortization of intangible assets recognized in the acquisitions completed in the current and prior year.

Non-Operating Expenses

	Three months ended September 30,
In thousands	2026	2025	Variance

Interest income	$4,164	$4,016	$148	4%
Interest expense	(21,511)	(16,534)	(4,977)	30%
Loss on foreign currency remeasurement	(222)	(60)	(162)	270%
Earnings from equity investees	1,263	1,346	(83)	(6)%
Other income, net	734	6,929	(6,195)	(89)%
Total non-operating expenses	$(15,572)	$(4,303)	$(11,269)	262%

Non-operating expenses for the three months ended September 30, 2026 increased by $11.3 million to $15.6 million when compared to the same period in the prior year. The increase was primarily attributable to an increase in interest expense of $5.0 million resulting from the increased debt raised to finance the Dimensa and Tecnobank acquisitions and a $6.2 million decrease in other income, net as the prior year period reflected a $5.7 million net gain on the sale of research and development tax credits.

Income Tax Expense

	Three months ended September 30,
In thousands	2026	2025	Variance
Income tax expense	$3,550	$(31)	$3,581	(11,552)%

Income tax expense for the three months ended September 30, 2026 amounted to $3.6 million, compared to a modest income tax benefit in the prior period. The effective tax rate for the period was 10.1%, compared with (0.1)% in the prior year period. The increase in the effective tax rate was primarily attributed to the growth in Latin America jurisdictions, which have higher tax rates. These increases were partially offset by the incremental tax deductions associated with contractual claims related to client losses from the Pix incident in Brazil, as well as the recognition of a non-taxable gain from the sale of research and development tax credits recorded during the prior year period.

Comparison of the nine months ended September 30, 2026 and 2025

	Nine months ended September 30,
In thousands	2026	2025	Variance

Revenues	$805,737	$686,986	$118,751	17%
Operating costs and expenses
Cost of revenues, exclusive of depreciation and amortization	373,504	349,411	24,093	7%
Selling, general and administrative expenses	162,870	108,992	53,878	49%
Depreciation and amortization	120,881	85,217	35,664	42%
Total operating costs and expenses	657,255	543,620	113,635	21%
Income from operations	148,482	143,366	5,116	4%

Revenues

Total revenue for the nine months ended September 30, 2026 was $805.7 million, an increase of 17% compared with $687.0 million in the prior year period driven by organic growth across most of the Company's segments, contributions from the recent acquisitions completed in the current and prior year and favorable foreign currency fluctuations. Merchant acquiring revenue benefited from higher sales volume and higher non-transactional revenues. Payments Puerto Rico revenue benefited from higher POS transactions and growth in ATH Movil, primarily in ATH Business, as well as a volume-based benefit recognized during the second quarter. Latin America revenue benefited from the contributions of recent acquisitions, and continued organic growth across the region. Business Solutions revenue contracted mainly as a result of the 10% discount to Popular that came into effect in the fourth quarter of 2025 and a non-recurring hardware and software sale executed in the prior year. Revenue also benefited from foreign currency exchange rate fluctuations of $21.8 million, primarily in Brazil.

Cost of Revenues

Cost of revenues, exclusive of depreciation and amortization, for the nine months ended September 30, 2026 amounted to $373.5 million, an increase of $24.1 million or 7% when compared to the same period in the prior year. This increase was driven by the same factors explained for above in the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2026 amounted to $162.9 million, an increase of $53.9 million or 49% when compared to the same period in the prior year. This increase was mainly driven by the same factors explained above in the quarter, costs related to the cybersecurity incident response and remediation activities coupled with cash payment of contingent considerations related to prior acquisitions.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2026 amounted to $120.9 million, an increase of $35.7 million or 42% when compared to the same period in the prior year. The increase was primarily driven by the same factors explained above in the quarter.

Non-Operating Expenses

	Nine months ended September 30,
	2026	2025	Variance

Interest income	11,751	10,346	1,405	14%
Interest expense	(59,132)	(50,241)	(8,891)	18%
(Loss) gain on foreign currency remeasurement	(4,646)	455	(5,101)	(1,121)%
Earnings (losses) from equity investees	(5,059)	4,290	(9,349)	(218)%
Other (expenses) income, net	(203)	7,483	(7,686)	(103)%
Total non-operating expenses	(57,289)	(27,667)	(29,622)	107%

Non-operating expenses for the nine months ended September 30, 2026 increased by $29.6 million to $57.3 million when compared to the same period in the prior year. The increase was primarily driven by a $9.3 million unfavorable change in earnings from equity investees, as a result of $8.9 million of impairment losses recognized during the period, an increase in interest expense of $8.9 million resulting from the increased debt raised to finance the Dimensa and Tecnobank acquisitions, a $7.7 million decrease in other income, net as the prior year period reflected a $5.7 million net gain on the sale of research and development tax credits and a $5.1 million increase in foreign currency remeasurement losses.

Income Tax Expense

	Nine months ended September 30,
In thousands	2026	2025	Variance
Income tax expense	28,056	8,175	$19,881	243%

Income tax expense for the nine months ended September 30, 2026 amounted to $28.1 million, compared to $8.2 million in the prior period. The effective tax rate for the period was 30.8%, compared with 7.1% in the prior year period. The increase is primarily driven by discrete tax items, including taxes associated with a dividend distribution from a foreign subsidiary as part of the Company’s capital allocation and funding strategy used to partially fund the acquisition of Dimensa, as well as a valuation allowance recorded against capital losses generated by impairment charges related to the Company's strategic decision to exit an Investment in equity investee. This increase is also attributable to the geographic mix of taxable income, including a larger proportion of income compared to the prior year period generated in higher tax rate in Latin America jurisdictions, as compared with Puerto Rico.

Segment Results of Operations

The Company has four operating and reportable segments: Payment Services - Puerto Rico & Caribbean, Latin America Payments and Solutions, Merchant Acquiring, and Business Solutions based upon organization of the Company by the nature of products and services provided to customers and geography.

The Payment Services - Puerto Rico & Caribbean segment revenues are comprised of revenues related to providing access to the ATH debit network and other card networks to financial institutions, including related services such as authorization, processing, management and recording of ATM and POS transactions, and ATM management and monitoring. The segment revenues also include revenues from card processing services (such as credit and debit card processing, authorization and settlement and fraud monitoring and control to debit or credit issuers), payment processing services (such as payment and billing products for merchants, government entities, businesses and financial institutions), ATH Movil (person-to-person) and ATH Business (person-to-merchant) digital transactions and EBT (which principally consist of services to the government of Puerto Rico for the delivery of benefits to participants). For ATH debit network and processing services, revenues are primarily driven by the number of transactions processed. Revenues are derived primarily from network fees, transaction switching and processing fees, and the leasing of POS devices. For card issuer processing, revenues are primarily dependent upon the number of cardholder accounts on file, transactions and authorizations processed, the number of cards embossed and other processing services. For EBT services, revenues are primarily derived from the number of beneficiaries on file.

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

Expense information that is regularly provided to the CODM on a consolidated financial statement basis includes personnel costs, professional fees, technology expenses and cost of sales, adjusted primarily for the impact of share-based compensation, restructuring related expenses, and fees and expenses from corporate transactions such as M&A activity and financing.

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

Comparison of the three months ended September 30, 2026 and 2025

Payment Services - Puerto Rico & Caribbean

	Three months ended September 30,
In thousands	2026	2025
Revenues	$60,144	$55,244
Segment Adjusted EBITDA	34,188	29,874
Segment Adjusted EBITDA Margin	56.8%	54.1%

Payment Services - Puerto Rico & Caribbean segment revenues for the three months ended September 30, 2026 increased by $4.9 million to $60.1 million when compared to the same period in the prior year. The increase in revenues was primarily driven by higher POS revenues driven by transaction growth, the continued strength in ATH Movil, primarily ATH Business coupled with higher vehicle registration and fine processing fees and higher revenue from services provided to the Latin America Payments and Solutions and Merchant Acquiring segments. Segment Adjusted EBITDA increased by $4.3 million to $34.2 million, driven by revenue growth, partially offset by a one-time operational loss as well as higher cloud expenses.
Latin America Payments and Solutions

	Three months ended September 30,
In thousands	2026	2025
Revenues	$143,622	$90,378
Segment Adjusted EBITDA	43,247	24,426
Segment Adjusted EBITDA Margin	30.1%	27.0%

Latin America Payments and Solutions segment revenues for the three months ended September 30, 2026 increased by $53.2 million to $143.6 million when compared to the same period in the prior year, driven by the contribution from the acquisitions completed in the prior and current year and the continued organic growth across the region. Revenue also benefited from favorable foreign currency exchange rate fluctuations of $6.0 million, primarily in Brazil. Segment Adjusted EBITDA increased by $18.8 million to $43.2 million, primarily driven by the increase in revenue, partially offset by higher personnel costs resulting from incremental headcount across the region and higher cloud expenses.

Merchant Acquiring

	Three months ended September 30,
In thousands	2026	2025
Revenues	$51,005	$46,753
Segment Adjusted EBITDA	21,441	18,611
Segment Adjusted EBITDA Margin	42.0%	39.8%

Merchant Acquiring segment revenues for the three months ended September 30, 2026 increased by $4.3 million to $51.0 million when compared to the same period in the prior year. The revenue increase was primarily driven by higher sales volume as well as higher non-transactional revenues, reflecting the benefit from pricing initiatives. Segment Adjusted EBITDA increased by $2.8 million to $21.4 million mainly driven by higher revenue growth, partially offset by higher processing costs from the Payments Services - Puerto Rico & Caribbean segment.

Business Solutions

	Three months ended September 30,
In thousands	2026	2025
Revenues	$58,570	$61,679
Segment Adjusted EBITDA	20,599	25,100
Segment Adjusted EBITDA Margin	35.2%	40.7%

Business Solutions segment revenues for the three months ended September 30, 2026 decreased by $3.1 million to $58.6 million as compared to the prior year period. This decrease was primarily driven by the 10% discount to Popular that came into effect in the fourth quarter of 2025. Segment Adjusted EBITDA decreased by $4.5 million to $20.6 million as compared to the prior period primarily driven by lower revenues, higher reserves and cloud expenses.

Comparison of the nine months ended September 30, 2026 and 2025

Payment Services - Puerto Rico & Caribbean

	Nine months ended September 30,
In thousands	2026	2025
Revenues	$179,458	$166,822
Segment Adjusted EBITDA	105,822	94,340
Segment Adjusted EBITDA Margin	59.0%	56.6%

Payment Services - Puerto Rico & Caribbean segment revenues for the nine months ended September 30, 2026 increased by $12.6 million to $179.5 million when compared to the same period in the prior year. The increase in revenues was primarily driven by the same factors explained for above in the quarter, as well as a volume-based benefit recognized in the second quarter. Segment Adjusted EBITDA increased by $11.5 million to $105.8 million, primarily driven by the same factors explained for above in the quarter.
Latin America Payments and Solutions

	Nine months ended September 30,
In thousands	2026	2025
Revenues	$384,825	$260,208
Segment Adjusted EBITDA	115,703	72,671
Segment Adjusted EBITDA Margin	30.1%	27.9%

Latin America Payments and Solutions segment revenues for the nine months ended September 30, 2026 increased by $124.6 million to $384.8 million when compared to the same period in the prior year, driven by the same factors explained for above in the quarter. Revenue also benefited from favorable foreign currency exchange rate fluctuations of $21.8 million, primarily in Brazil. Segment Adjusted EBITDA increased by $43.0 million to $115.7 million, primarily driven by the same factors explained for above in the quarter and higher professional fees.

Merchant Acquiring

	Nine months ended September 30,
In thousands	2026	2025
Revenues	$151,711	$141,694
Segment Adjusted EBITDA	62,764	58,972
Segment Adjusted EBITDA Margin	41.4%	41.6%

Merchant Acquiring segment revenues for the nine months ended September 30, 2026 increased by $10.0 million to $151.7 million when compared to the same period in the prior year. The revenue increase was primarily driven by the same factors explained for above in the quarter. Segment Adjusted EBITDA increased by $3.8 million to $62.8 million driven by the same factors explained for above in the quarter.

Business Solutions

	Nine months ended September 30,
In thousands	2026	2025
Revenues	$176,933	$191,762
Segment Adjusted EBITDA	64,792	73,343
Segment Adjusted EBITDA Margin	36.6%	38.2%

Business Solutions segment revenues for the nine months ended September 30, 2026 decreased by $14.8 million to $176.9 million as compared to the prior year period. This decrease was primarily driven by the same factors explained for above in the quarter, as well as the impact from the non-recurring hardware and software sales executed during the prior year. Segment Adjusted EBITDA decreased by $8.6 million to $64.8 million as compared to the prior period primarily driven by lower revenues, partially offset by lower technology, programming and infrastructure expenses.

Liquidity and Capital Resources

As of September 30, 2026, there were no material changes to our primary short-term and long-term requirements for liquidity and capital resources as disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026. Our principal source of liquidity is cash generated from operations, and our primary liquidity requirements are the funding of working capital needs, capital expenditures, acquisitions, dividend payments, share repurchases and debt service. We also have a $200.0 million Revolving Facility, of which $164.4 million was available for borrowing as of September 30, 2026. The Company issues letters of credit against our Revolving Facility which reduce our availability of funds to be drawn.

As of September 30, 2026, we had cash and cash equivalents of $284.1 million, of which $235.4 million resides in our subsidiaries located outside of Puerto Rico for purposes of (i) funding the respective subsidiary’s current business operations and (ii) funding potential future investment outside of Puerto Rico. We intend to reinvest these funds outside of Puerto Rico, and based on our liquidity forecast, we will not need to repatriate this cash to fund the Puerto Rico operations or to meet debt-service obligations. However, if in the future we determine that we no longer need to maintain cash balances within our foreign subsidiaries, we may elect to distribute such cash to the Company in Puerto Rico. Distributions from the foreign subsidiaries to Puerto Rico may be subject to tax withholding and other tax consequences. Additionally, our credit agreement imposes certain restrictions on the distribution of dividends from subsidiaries.

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

	Nine months ended September 30,
(In thousands)	2026	2025

Cash provided by operating activities	$176,289	$157,001
Cash used in investing activities	(261,870)	(69,603)
Cash provided by financing activities	43,287	89,115
Effect of foreign exchange rate on cash, cash equivalents and restricted cash	22,882	16,817
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,412)	$193,330

Net cash provided by operating activities increased by $19.3 million to $176.3 million for the nine months ended September 30, 2026, compared to $157.0 million for the same period in the prior year. The increase was primarily driven by higher non-cash adjustments to net income, including an increase of $35.7 million in depreciation and amortization expense and the recognition of an $8.9 million non-cash impairment loss on an investment in an equity investee. Operating cash flows also benefited from favorable changes in working capital, primarily an increase of $55.9 million in accrued liabilities and accounts payable, partially offset by higher uses of cash related to accounts receivable and prepaid expenses and other assets. These increases were partially offset by lower net income of $44.4 million during the period.

Net cash used in investing activities for the nine months ended September 30, 2026 was $261.9 million compared to $69.6 million for the same period in the prior year. The increase was primarily attributable to the acquisition completed during the current quarter for $186.6 million, net of cash acquired and an increase of $6.4 million in software additions.

Net cash provided by financing activities for the nine months ended September 30, 2026 was $43.3 million compared to $89.1 million for the same period in the prior year. The net cash provided by financing activities reflected the impact of the issuance of long term debt in connection with the Dimensa acquisition of $184.5 million and a decrease of $6.0 million in settlement activities, partially offset by a decrease of $130.0 million in borrowings under the Revolving Facility in connection with the acquisitions, an increase in share repurchases of $78.8 million, an increase of $17.9 million related to the payment of the remaining non-controlling interests in Brazil, and an increase in other financing activities of $7.0 million primarily related to dividends paid to non-controlling interest holders.

Capital Resources

Our principal capital expenditures are for hardware and computer software (purchased and internally developed) and additions to our property and equipment. During the nine months ended September 30, 2026 and 2025, we invested approximately $74.9 million and $67.9 million in our capital resources, respectively. Generally, we fund capital expenditures with cash generated from operations and, if necessary, borrowings under our Revolving Facility.

Dividend Payments

On February 19, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on March 6, 2026 to stockholders' of record on March 2, 2026. On April 30, 2026, the Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on June 5, 2026 to stockholders' of record on May 11, 2026. On July 23, 2026, the Company's Board declared quarterly cash dividends of $0.05 per share of common stock, which was paid on September 4, 2026 to stockholders' of record on August 3, 2026.

On October 29, 2026, the Board declared a regular quarterly cash dividend of $0.05 per share on the Company’s outstanding shares of common stock. The dividend is expected to be paid on December 4, 2026 to stockholders of record as of the close of business on November 9, 2026. The Board anticipates declaring this dividend in future quarters on a regular basis; however future declarations of dividends are subject to the Board’s approval and may be adjusted as business needs or market conditions change.

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

At September 30, 2026, the unpaid principal balance of the TLA Facility and TLB Facility were $387.8 million and $875.0 million, respectively. At September 30,2026, the outstanding balance of the Revolving Facility was $30.0 million and the additional borrowing capacity for the Revolving Facility was $164.4 million, considering letters of credit issued. The Company issues letters of credit against the Revolving Facility which reduce the additional borrowing capacity of the Revolving Facility.

Deferred Consideration from Business Combinations

As part of the Company’s merger and acquisition activities, the Company may enter into agreements by which a portion of the purchase price is financed directly by the seller. At September 30, 2026 and December 31, 2025, the unpaid principal balance of these agreements amounted to $2.8 million and $6.2 million, respectively. Obligations bear interest at rates ranging from 8.2% to 12.9% with maturities ranging from November 2026 through July 2032. The current portion of the deferred consideration is included in accounts payable and the long-term portion is included in other-long term liabilities on the Company's unaudited condensed consolidated balance sheet.

Note Payable

In September 2023, EVERTEC Group entered into a non-interest bearing financing agreement amounting to $10.1 million to purchase software and maintenance which the Company recorded on a discounted basis using an implied interest of 6.9%. As of September 30, 2026, the outstanding principal balance of the note payable on a discounted basis was $5.0 million. The current portion of the note is included in accounts payable and the long-term portion is included in other long-term liabilities on the Company's unaudited condensed consolidated balance sheet.

Interest Rate Swaps

As of September 30, 2026, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Facilities from variable to fixed. The interest rate swaps are used to hedge the market risk from changes in interest rates corresponding with the Company's variable rate debt. The interest rate swaps are designated as cash flow hedges and are considered highly effective. Cash flows from the interest rate swaps are included in the accrued liabilities and accounts payable line item in the Company's unaudited condensed consolidated statements of cash flows. Changes in the fair value of the interest rate swaps are recognized in other comprehensive income until the gains or losses are reclassified to earnings. Gains or losses reclassified to earnings are presented within interest expense in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Swap Agreement	Effective date	Maturity Date	Notional Amount	Variable Rate	Fixed Rate
2023 Swap	November 2024	December 2027	$250 million	1-month SOFR	3.375%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.182%
2024 Swap	March 2024	October 2027	$150 million	1-month SOFR	4.172%

At September 30, 2026, the carrying amount of the derivatives included on the Company's unaudited condensed consolidated balance sheet was an asset of $4.1 million. At December 31, 2025, the carrying amount of the derivatives was a liability of $5.2 million. The fair value of these derivatives are estimated using Level 2 inputs in the fair value hierarchy on a recurring basis. Refer to Note 9 - Equity for disclosure of gains (losses) recorded on cash flow hedging activities.

During the three and nine months ended September 30, 2026, the Company reclassified gains of $0.2 million and $0.6 million, from accumulated other comprehensive loss into interest expense compared to gains of $0.8 million and $2.3 million for the corresponding period in 2025. Based on expected SOFR rates, the Company expects to reclassify gains of $3.5 million from accumulated other comprehensive loss into interest expense over the next 12 months.

Covenant Compliance

As of September 30, 2026, the total secured net leverage ratio was 2.46 to 1.00. As of the date of filing of this Report, no event has occurred that constitutes an Event of Default or Default.

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

A reconciliation of net income to EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Earnings per common share is provided below:

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended
(In thousands, except per share information)	2026	2025	2026	2025	September 30, 2026
Net income	$31,513	$33,460	63,137	107,524	$100,173
Income tax expense (benefit)	3,550	(31)	28,056	8,175	29,696
Interest expense, net	17,347	12,518	47,381	39,895	60,729
Depreciation and amortization	43,627	28,435	120,881	85,217	157,750
EBITDA	96,037	74,382	259,455	240,811	348,348
Equity income (loss) (1)	1,073	2,129	7,395	(815)	6,590
Compensation and benefits (2)	9,083	8,133	31,862	27,727	40,168
Transaction, refinancing and other (3)	4,076	7,907	13,514	7,347	16,025
Loss (gain) on foreign currency remeasurement (4)	222	60	4,646	(455)	4,509
Adjusted EBITDA	110,491	92,611	316,872	274,615	415,640
Operating depreciation and amortization (5)	(20,310)	(16,892)	(59,205)	(50,416)	(77,578)
Cash interest expense, net (6)	(16,539)	(12,039)	(43,637)	(38,034)	(56,300)
Income tax expense (7)	(5,936)	(3,287)	(19,934)	(10,930)	(25,403)
Non-controlling interest (8)	(2,956)	(609)	(8,542)	(1,526)	(11,313)
Adjusted net income	$64,750	$59,784	$185,554	$173,709	$245,046
Net income per common share (GAAP):
Diluted	$0.49	$0.51	$0.96	$1.64
Adjusted Earnings per common share (Non-GAAP):
Diluted	$1.07	$0.92	$3.02	$2.69
Shares used in computing adjusted earnings per common share:
Diluted	60,421,411	64,766,300	61,424,435	64,692,541

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

We issued floating-rate debt which is subject to fluctuations in interest rates. Our secured credit facilities accrue interest at variable rates and are subject to a floor or a minimum rate. Based upon a sensitivity analysis of our outstanding debt on September 30, 2026, a hypothetical 100 basis point increase in interest rates over our floor on our debt balances outstanding as of September 30, 2026, under the secured credit facilities, would increase our annual interest expense by approximately $7.4 million. The impact on future interest expense as a result of future changes in interest rates will depend largely on the gross amount of our borrowings at that time.

As of September 30, 2026, the Company has three interest rate swap agreements which convert a portion of the interest rate payments on the Company's Term Loan Facilities from variable rate debt to fixed.

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

Foreign Exchange Risk

We conduct business in certain countries in Latin America for which we have determined that the functional currency is other than the U.S. dollar. Given this, our operating results are exposed to volatility due to fluctuations in exchange rates for the countries' functional currencies. Non-functional currency transactions are remeasured into the functional currency which results in a foreign exchange gain or loss recorded through Other income. For the nine months ended September 30, 2026, the Company recognized non-cash unrealized foreign currency remeasurement losses of $4.6 million compared to gains of $0.5 million for the same period in 2025. For subsidiaries whose functional currency is other than the U.S. dollar, their assets and liabilities are translated into U.S. dollars at exchange rates at the balance sheet date, and revenues and expenses are translated using average exchange rates in effect during the period. The resulting foreign currency translation adjustments are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets. As of September 30, 2026, the Company had $13.1 million in an unfavorable foreign currency translation adjustment as part of accumulated other comprehensive loss compared with an unfavorable foreign currency translation adjustment of $63.4 million as of December 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a -15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The four cases pending in federal court relating to the Incident have been consolidated, and on October 5, 2026, plaintiffs filed a consolidated complaint. The Company intends to file a motion to dismiss the consolidated complaint, and has separately moved to stay the pending Superior Court case until the federal consolidated action is resolved. The Company believes that the lawsuits relating to the Incident are without merit, and intends to vigorously defend them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of the Company’s common stock in the three month period ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program (1)	Approximate dollar value of shares that may yet be purchased under the program
8/1/2026-8/31/2026	408,543	31.03	408,543
9/1/2026-9/30/2026	92,403	29.79	92,403
	500,946	30.78	500,946	$134,570,817

(1) On July 31, 2026 the Board approved an increase to Evertec’s existing share repurchase authorization to permit future repurchases of up to an aggregate of $150 million worth of shares of the Company’s common stock, par value $0.01 per share by December 31, 2027. Under the repurchase program, the Company may repurchase shares in the open market, through accelerated share repurchase programs, Rule 10b5-1 plans, or in privately negotiated transactions, subject to business opportunities and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c) Insider trading arrangements and policies.

During the three months ended September 30, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EVERTEC, Inc. (Registrant)

Date: November 4, 2026	By:	/s/ Morgan Schuessler
Morgan Schuessler Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Karla Cruz-Jusino
Karla Cruz-Jusino Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)